Form 10QSB
period 1996-03-31
GUMTECH INTERNATIONAL INC \UT\
filed 1996-06-06
CIK 1006195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of  1934

                      For the quarter ended March 31, 1996

                                       or

         [  ] Transition Report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of  1934

                For the transition period from _______ to _______

                         Commission File number 0-27646

                          Gum Tech International, Inc.
        (Exact name of small business issuer as specified in it charter)

                   Utah                               87-0482806
         (State or other jurisdiction                (I.R.S. Employer
       of incorporation or organization)           Identification Number)

                            4205 North Seventh Avenue
                                    Suite 300
                             Phoenix, AZ 85013-3080
                    (Address of principal executive offices)

                                 (602) 277-0606
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     There are 3,496,740 shares of the registrant's common stock, no par value outstanding as of March 31, 1996.

                          GUM TECH INTERNATIONAL, INC.
                                  FORM 10-QSB
                                     INDEX

Part I   Financial Information                                           Page

         Item 1.    Condensed Balance Sheet as of
                    March 31, 1996                                         1

                    Condensed Statements of Operations
                    for the three months ended March 31, 1996              3
                    and 1995

                    Condensed Statements of Cash Flows
                    for the three months ended March 31, 1996
                    and 1995                                               4

                    Notes to Condensed Financial Statements                5

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          6

Part II   Other Information and Signatures                                 9

                          GUM TECH INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET
                                 March 31, 1996
                                   (Unaudited)

                                     ASSETS

Current Assets:
   Cash and cash equivalents                                  $  252,593
   Accounts receivable, net of allowance for
     doubtful accounts of $9,567                               1,184,551
   Inventories                                                 1,103,427
   Deferred income taxes                                         124,683
   Prepaid expenses and other                                     57,507
                                                              ----------

           Total Current Assets                                2,722,761
                                                              ----------



Property and Equipment, at cost:
   Machinery and production equipment                          2,816,543
   Office furniture and equipment                                 61,584
   Leasehold improvements                                        118,010
                                                              ----------

   Total Property and Equipment                                2,996,137

   Less accumulated depreciation                                 (79,590)
                                                              ----------

           Net Property and Equipment                          2,916,547
                                                              ----------

Other Assets:

   Deposits                                                      124,089
   Notes receivable                                              259,945
   Deferred offering costs                                       304,597
   Other                                                         118,863
                                                              ----------

           Total Other Assets                                    807,494
                                                              ----------

           Total Assets                                       $6,446,802
                                                              ==========










                 The accompanying notes are an integral part of
                     these condensed financial statements.

                          GUM TECH INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET
                                 March 31, 1996
                                   (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                           $   542,042
   Customer Deposits                                               28,000
                                                              -----------

            Total Current Liabilities                             570,042
                                                              -----------


Long Term Debt:

   Stockholders and others                                      2,555,231
   Equipment Lease Obligations                                  1,818,551
                                                               ----------

            Total Long Term Debt                                4,373,782
                                                               ----------

Commitments and Contingencies                                           -

Stockholders' Equity:

   Preferred stock: no par value, 1,000,000 authorized,
    none issued or outstanding                                          -
   Common stock: no par value, 10,000,000 shares authorized,
    3,496,740 shares issued and outstanding                     1,037,117
   Retained Earnings                                              465,861
                                                               ----------


          Total Stockholders' Equity                            1,502,978
                                                               ----------

          Total Liabilities and Stockholders' Equity           $6,446,802
                                                               ==========


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                       1996             1995
                                                   ----------------------------

Net Sales                                          $ 890,637         $ 691,569

Cost of Sales                                        525,953           332,712
                                                   ---------         ---------

     Gross Profit                                    364,684           358,857

Operating Expenses                                   630,343           200,236
Research and Development                              31,795                 -
                                                   ---------         ---------

     Income (Loss) From Operations                  (297,454)          158,621
                                                   ---------         ---------

Other Income (Expense):
   Interest and Other Income                          13,271             2,540
   Interest Expense                                  (78,643)           (5,225)
                                                   ---------         ---------

     Total Other Income (Expense)                    (65,372)           (2,685)
                                                   ---------         ---------

Income (Loss) Before Provision For Income Taxes     (362,826)          155,936

Provision for income taxes                          (122,614)           49,100
                                                   ---------         ---------

Net Income (Loss)                                  $(240,212)        $ 106,836
                                                   =========         =========

Net Income (Loss) Per Share of Common Stock        $   (0.05)        $    0.02
                                                   =========         =========

Weighted Average Number of Common Shares
  Outstanding                                      4,392,658         4,392,658
                                                   =========         =========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  ( Unaudited)

                                                  Three months ended March 31,
                                                  ----------------------------
                                                      1996             1995
                                                  ----------------------------

Cash Flows From Operating Activities:
  Net income (Loss)                               $ (240,212)       $ 106,836
  Adjustments to reconcile net income to
   cash (used) by operating activities:
     Depreciation                                      59,316           1,655
     Deferred income taxes                           (124,683)              -
     Accrued interest on notes receivable              (4,046)              -
     Changes in assets and liabilities:
     (Increase) in accounts receivable               (249,220)       (257,366)
     (Increase) in inventories                       (204,762)       (393,662)
     (Increase) in prepaid expenses and other         (13,019)         (5,080)
     (Increase) in deposits and other                 (55,624)         (8,727)
     Increase in accounts payable and
      accrued expenses                                484,074         145,409
     (Decrease) in customer deposits                   (8,959)              -
                                                   ----------      ----------
     Net Cash (Used) By Operating Activities         (357,135)       (410,935)
                                                   ----------      ----------

Cash Flows From Investing Activities:
     Capital expenditures                            (418,976)       (15,755)
     Increase in notes receivable                    (150,000)       (50,230)
     Receipt of principal on notes receivable               -        100,000
                                                   ----------     ----------
     Net Cash Provided (Used) By Investing
       Activities                                    (568,976)        34,015
                                                   ----------     ----------

Cash Flows From Financing Activities:
     Proceeds from borrowing                          706,397        504,000
     Principal payments on notes payable              (34,673)       (41,742)
     Issuance of common stock                         120,000              -
     Cash dividends                                         -        (37,449)
     Offering costs incurred                         (116,347)       (46,250)
                                                   ----------     ----------

     Net Cash Provided By Financing Activities        675,377        378,559
                                                   ----------     ----------

     Net Increase (Decrease) in Cash and
       Cash Equivalents                              (250,734)         1,639

     Cash and Cash Equivalents at Beginning
       of Period                                      503,327         25,231
                                                   ----------     ----------

     Cash and Cash Equivalents at End of
       Period                                      $  252,593     $   26,870
                                                   ==========     ==========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
        Interest                                   $   30,744     $    2,051
        Income taxes                                   26,477              -

Supplemental Disclosure of Non Cash Investing
   and Financing Activities:
     Capital lease obligation incurred for new
       equipment                                   $1,146,827     $        -

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                          GUM TECH INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 1996 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1996. It is recommended that this financial information be read with the complete financial statements included in the Company's Prospectus dated April 24, 1996 previously filed with the Securities and Exchange Commission.

2. Net income (loss) per share of common stock is based upon the weighted average number of outstanding shares of common stock and, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common shares, options and warrants issued by the Company at prices below the initial public offering price during the twelve months immediately preceding the offering date are included in the calculation as if they were outstanding for all periods presented.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company was organized in 1991 to develop, market and distribute specialty chewing gum products. The Company's first chewing gum product included a natural caffeine substance marketed to runners and other exercise enthusiasts as a source of energy and carbohydrates. In 1994 and 1995, the Company raised funds through debt and equity financings which were used to establish a new management team, develop additional chewing gum products, build inventories and purchase chewing gum manufacturing equipment for the Company's 28,000 square foot manufacturing facility which commenced operations in late March, 1996. The facility has 32 employees and is expected by the end of 1996 to produce most of the Company's chewing gum products.

Results of Operations for the Three Months Ended March 31, 1996 Compared to the
         Three Months Ended March 31, 1995

     Net Sales. Net sales increased by $199,068, or 29%, to $890,637 for the three months ended March 31, 1996 compared to $691,569 for the three months ended March 31, 1995. The increase in sales was a result of increased shipments of existing products to the Company's main distributor.

     Cost of Sales. Cost of sales increased 11% to $525,953 or 59% of net sales for the three months ended March 31, 1996, compared to $332,712 or 48% of net sales for the same period in 1995. The primary reasons were investments in new packaging designs, increased production costs, raw material write-offs to test and debug the new manufacturing equipment and the sale of a foreign supplied gum. Cost of sales are expected to decline as the manufacturing plant becomes more efficient. Gross profit decreased by 11% to $364,684 or 41% of net sales for the three months ended March 31, 1996, compared to $358,857 or 52% of net sales for the same period in 1995. The decrease in gross profit was directly related to cost of sales.

     Operating Expenses. Operating expenses were $630,343, an increase of $430,107 for the three months ended March 31, 1996 compared to the same period in 1995. Approximately $290,000 of these operating expenses were directly attributable to the operations of the manufacturing plant (See table below). No manufacturing expenses were incurred for the three months ended March 31, 1995 as the Company had not yet commenced manufacturing operations. Moreover, because the manufacturing facility operated at only a small percentage of its capacity, revenues were not sufficient to offset the manufacturing operating expenses. Factors contributing to an increase in non-manufacturing operating expenses were related to advertising ($80,012), labor ($73,499), and trade shows ($16,850).

     The following table sets forth certain expenses related only to the operations of the Company's manufacturing facility:

         Depreciation Expense                          $53,592
         Rent                                           39,707
         Relocation Expense                             41,935
         Utilities                                      12,938
         Insurance                                      13,297
         Maintenance & Repairs                          12,312
         Labor                                          61,315
         Professional Fees                              14,819
         Other Expenses                                 40,145
                                                        ------
         Total                                        $290,060

     Research and Development. Research and development expenditures were $31,795 for the three months ended March 31, 1996, compared to $0 for the same period in 1995. The majority of these costs were related to the development and production scale-up of the Jack Lalanne product line, DentaHealth, Vita A-C-E and Repose.

     Interest and Other Income and Interest Expense. Interest and other income was $13,271, an increase of $10,731 primarily as a result of an increase in working capital from equity financings that were invested in short-term investments. Interest expense was $78,643, an increase of $73,418 for the three months ended March 31, 1996 compared to the same period in 1995. This increase was a result of the Company issuing $2.4 million of debt securities. Proceeds from the loans were used to pay deposits on chewing gum manufacturing equipment, to build inventories of new products, for marketing expenses and working capital.

     Net Income. Net income decreased to ($240,212) for the three months ended March 31, 1996 compared to $106,836 for the same period in 1995. The loss incurred in this period was primarily due to the start-up of the manufacturing plant in Phoenix, Arizona (See Table in Operating Expenses).

Liquidity and Capital Resources

     As of March 31, 1996, the Company's working capital was $2.15 million compared to $949,253 at March 31, 1995. For the three months ended March 31, 1996, the Company experienced a decrease in cash provided by operating activities of $357,135 primarily as a result of an increase in accounts receivable and inventories which was a result of an increase in sales for the period and inventory build-up of raw materials for the manufacturing plant.

     Investing activities consumed $568,976 in cash for the three months ended March 31, 1996 compared to $34,015 of cash provided in the same period of 1995. This was primarily from equipment purchased to start up the manufacturing plant and corporate offices in Phoenix, Arizona.

     Financing activities provided $675,377 in cash for the three months ended March 31, 1996 compared to $378,559 in cash for the same period in 1995. This increase in cash was primarily a result of financing by Textron Financial Corporation for the Company's gum manufacturing equipment. The Company entered into a six-year equipment lease agreement with Textron in December 1995. Textron funded approximately $1.1 million of gum manufacturing equipment. Monthly lease payments commenced in January 1996.

     The Company successfully completed its initial public offering of 400,000 units (each unit consisted of three shares of no par value common stock and one redeemable common stock purchase warrant) for the net proceeds of $6.48 million on April 24, 1996. In addition, the Underwriter exercised their Overallotment Option of 60,000 units and the Company received net proceeds of $939,600 on May 24, 1996.

     Management believes that the proceeds of the Offering and the Overallotment will be sufficient to meet the Company's working capital requirements during 1996.

Outlook

     The statements contained in this section are based on current expectations. These statements are forward looking, and actual results may differ materially.

     The Company believes its new manufacturing facility will continue to operate at levels significantly below capacity through the second quarter, ending June 30, 1996. During the third quarter ending September 30, 1996, the Company expects the manufacturing facility to produce gum at costs equal to or below the current costs.

     The advertising campaign for NuGum (ChromaTrim, CitrusSlim, DentaHealth, Repose, and Vita A-C-E) is scheduled to begin in June. These new products are now available in the drug, food, health and mass market arenas. Also, the Company is currently working on the possibility of producing up to three different infomercials for NuGum.

     The Company is continuing ongoing discussions with various major co-packers concerning products which the Company can manufacture for others using its
"over-the-counter" capabilities. The manufacturing facility will be "over-the-counter" ready by approximately August, 1996.

     The Company's future results of operations and the other forward looking statements contained in this section, in particular the statement(s) concerning plant efficiencies and capacities, capital spending, research and development and other expenses involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business conditions and the general economy; competitive factors, such as rival gum manufacturers' pricing and marketing efforts; availability of third-party material products at reasonable prices; risk of nonpayment of accounts receivable; risks of inventory obsolescence due to shifts in market demand; timing of product introductions; and litigation involving product liabilities and consumer issues.

Part II.   Other Information

Item 1.    Legal Proceedings
           -----------------
                  None

Item 2.    Changes in Securities
           ---------------------
                  None

Item 3.    Defaults Upon Senior Securities
           -------------------------------
                  None

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
                  None

Item 5.    Other
           -----
                  None

Item 6.    Exhibits and Reports on Form 8-K
           ---------------------------------
                  None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Gum Tech International, Inc.



 /s/ John Epert
- ---------------
John Epert
Chairman of the Board and
President

 /s/ Jeffrey L. Bouchy
- ----------------------
Jeffrey L. Bouchy
Chief Financial Officer


June 6, 1996