Form 10QSB
period 1996-06-30
GUMTECH INTERNATIONAL INC \UT\
filed 1996-08-14
CIK 1006195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of  1934

                       For the quarter ended June 30, 1996

                                       or

         [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of  1934

                For the transition period from _______ to _______

                         Commission File number 0-27646

                          Gum Tech International, Inc.
        ---------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                Utah                                        87-0482806
    ----------------------------                      ---------------------
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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

There are 4,876,740 shares of the registrant's common stock, no par value outstanding as of June 30, 1996.

                          GUM TECH INTERNATIONAL, INC.
                                   FORM 10-QSB
                                      INDEX

Part I   Financial Information                                      Page

         Item 1.  Condensed Balance Sheet as of
                  June 30, 1996                                       1

                  Condensed Statements of Operations
                  for the three months ended June 30, 1996
                  and 1995                                            3

                  Condensed Statements of Operations
                  for the six months ended June 30, 1996
                  and 1995                                            4

                  Condensed Statements of Cash Flows
                  for the six months ended June 30, 1996
                  and 1995                                            5

                  Notes to Condensed Financial Statements             6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       7

Part II  Other Information and Signatures                            11

                          GUM TECH INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEET
                                 June 30, 1996
                                  (Unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents                                     $3,317,729
  Accounts receivable, net of allowance
    for doubtful accounts of $10,555                             1,222,794
  Inventories                                                    1,459,880
  Deferred income taxes                                            215,412
  Prepaid expenses and other                                       141,213
                                                                ----------

          Total Current Assets                                   6,357,028
                                                                ----------

Property and Equipment, at cost:
  Machinery and production equipment                             3,228,515
  Office furniture and equipment                                    79,097
  Leasehold improvements                                           185,778
                                                                ----------

  Total Property and Equipment                                   3,493,390

  Less accumulated depreciation                                   (203,786)
                                                                ----------

           Net Property and Equipment                            3,289,604
                                                                ----------

Other Assets:
  Deposits                                                         172,530
  Notes receivable                                                 264,931
  Restricted Cash                                                  102,758
  Other                                                            142,203
                                                                ----------

            Total Other Assets                                     682,422
                                                                ----------

            Total Assets                                       $10,329,054
                                                               ===========



                 The accompanying notes are an integral part of
                     these condensed financial statements.

                          GUM TECH INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEET
                                 June 30, 1996
                                  (Continued)
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                          $   535,036
  Current portion of long-term debt                             221,749
                                                            -----------

    Total  Current Liabilities                                  756,785
                                                            -----------

Long Term Debt, net of current portion above:
  Equipment Lease Obligations                                 1,594,160
                                                            -----------

     Total Long Term Debt                                     1,594,160
                                                            -----------

Commitments and Contingencies                                         -

Stockholders' Equity:
  Preferred stock:  no par value, 1,000,000
    authorized, none issued or outstanding                            -
  Common stock: no par value, 10,000,000
    shares authorized, 4,876,740 shares
    issued and outstanding                                    7,851,060

  Retained Earnings                                             127,049
                                                            -----------

      Total Stockholders' Equity                              7,978,109
                                                            -----------

      Total Liabilities and Stockholders' Equity            $10,329,054
                                                            ===========





                 The accompanying notes are an integral part of
                     these condensed financial statements.

                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             Three months ended June 30,
                                         -----------------------------------
                                             1996                    1995
                                         -----------------------------------

Net Sales                                 $1,153,894              $1,041,256

Cost of Sales                                543,879                 635,048
                                          ----------              ----------

      Gross Profit                           610,015                 406,208

Operating Expenses                           994,072                 151,962
Research and Development                      18,978                  12,392
                                          ----------              ----------

      Income (Loss) From Operations         (403,035)                241,854
                                          ----------              ----------

Other Income (Expense):
   Interest and Other Income                  32,462                  23,920
   Interest Expense                          (58,968)                (20,191)
                                          ----------              ----------

       Total Other Income (Expense)          (26,506)                  3,729
                                          ----------              ----------

Income (Loss) Before Provision For
   Income Taxes                             (429,541)                245,583

Provision for income taxes                   (90,729)                 93,906
                                         -----------              ----------

Net Income (Loss)                          $(338,812)               $151,677
                                         ===========              ==========

Net Income (Loss) Per Share of Common Stock:
  Primary:

    Weighted Average Number of
      Common Shares Outstanding            4,466,630               4,392,658
                                         ===========              ==========

    Net Income (Loss) Per Share of
      Common Stock                            $(0.08)                  $0.03
                                         ===========              ==========

  Diluted:

    Weighted Average Number of
      Common Shares Outstanding            4,466,630               4,392,658
                                         ===========              ==========
    Net Income (Loss) Per Share of
      Common Stock                            $(0.08)                  $0.03
                                         ===========              ==========



                 The accompanying notes are an integral part of
                     these condensed financial statements.

                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                               Six months ended June 30,
                                        --------------------------------------
                                                1996               1995
                                        --------------------------------------

Net Sales                                    $2,044,531           $1,732,825

Cost of Sales                                 1,069,832              967,760
                                            -----------           ----------

      Gross Profit                              974,699              765,065

Operating Expenses                            1,624,415              352,198
Research and Development                         50,773               12,392
                                            -----------           ----------

      Income (Loss) From Operations            (700,489)             400,475
                                            -----------           ----------

Other Income (Expense):
   Interest and Other Income                     45,733               26,460
   Income Interest                             (137,611)             (25,416)
                                            -----------           ----------

       Total Other Income (Expense)             (91,878)               1,044
                                            -----------           ----------

Income (Loss)Before Provision
  For Income Taxes                             (792,367)             401,519

Provision for income taxes                     (213,343)             143,006
                                            -----------           ----------

Net Income (Loss)                             $(579,024)            $258,513
                                             ==========            ==========

Net Income (Loss) Per Share of Common Stock:
  Primary:

    Weighted Average Number of
     Common Shares Outstanding                 3,974,103            4,392,658
                                             ===========           ==========
    Net Income (Loss) Per
     Share ofCommon Stock                         $(0.15)               $0.06
                                             ===========           ==========

  Diluted:

    Weighted Average Number of
     Common Shares Outstanding                  3,974,103           4,392,658
                                             ============          ==========
    Net Income (Loss) Per
     Share of Common Stock                         $(0.15)              $0.06
                                             ============          ==========


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   Six months ended June 30,
                                               ---------------------------------
                                                    1996                1995
                                               ---------------------------------
Cash Flows From Operating Activities:
  Net income (loss)                              $(579,024)           $258,513
  Adjustments to reconcile net income
    (loss) to cash (used) by operating
    activities:
     Depreciation                                  183,512               4,067
     Deferred income taxes                        (215,412)                  -
     Changes in assets and liabilities:
     (Increase) in accounts receivable            (287,463)           (600,861)
     (Increase) in inventories                    (561,215)           (827,067)
     (Increase) in prepaid expenses
       and other                                   (96,725)             (6,206)
     (Increase) in deposits
       and other                                  (175,245)            (57,046)
     Increase in accounts payable and
       accrued expenses                              3,441             246,992
     Increase (Decrease) in
       customer deposits                           (36,959)            130,200
                                               -----------          ----------

     Net Cash (Used) By Operating Activities    (1,765,090)           (851,408)
                                               -----------          ----------

Cash Flows From Investing Activities:
     Capital expenditures                         (614,056)            (27,582)
     Deposits on purchases of equipment                  -            (781,055)
     Increase in notes receivable                 (150,000)           (100,000)
     Receipt principal on notes receivable               -             100,000
                                               -----------          ----------

     Net Cash (Used) By Investing Activities      (764,056)           (808,637)
                                               -----------          ----------

Cash Flows From Financing Activities:
     Proceeds from borrowing                       706,397           1,400,000
     Principal payments on notes payable        (2,485,042)            (41,742)
     Issuance of common stock                    8,400,000             756,000
     Cash dividends                                      -             (37,449)
     Offering costs incurred                    (1,277,807)           (184,311)
                                               -----------          ----------
     Net Cash Provided By
      Financing Activities                       5,343,548           1,892,498
                                               -----------          ----------
     Net Increase in Cash and
      Cash  Equivalents                          2,814,402             232,453

     Cash and Cash Equivalents at
      Beginning of Period                          503,327              25,231
                                               -----------          ----------
     Cash and Cash Equivalents at
      End of Period                             $3,317,729            $257,684
                                               ===========          ==========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the perid for:
        Interest                                $  244,973            $  3,191
        Income taxes                                23,165             106,052


Supplemental Disclosure of Non Cash Investing
  and Financing Activities:
     Capital lease obligation incurred
      for new equipment                         $1,194,554            $      -


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                          GUM TECH INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


     The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 1996 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1996. It is recommended that this financial information be read with the complete financial statements included in the Company's Prospectus dated April 24, 1996 previously filed with the Securities and Exchange Commission.

     Net income (loss) per share of common stock is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from outstanding options and warrants to purchase common stock. Pursuant to the requirements of the Securities and Exchange Commission, common shares issued by the Company during the twelve months immediately preceding the initial public offering, plus the number of shares usable upon exercise of stock options granted during this period, have been included in the calculation of the shares used in computing net income (loss) per share as if they were outstanding for all periods presented (using the treasury stock method and the estimated public offering price in calculating equivalent shares).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company was organized in 1991 to develop, market and distribute specialty chewing gum products. The Company's first chewing gum product included a natural caffeine substance marketed to runners and other exercise enthusiasts as a source of energy and carbohydrates. In 1994 and 1995, the Company raised funds through debt and equity financings which were used to establish a new management team, develop additional chewing gum products, build inventories and purchase chewing gum manufacturing equipment for the Company's 28,000 square foot manufacturing facility which commenced operations in late March, 1996. The facility has 49 employees and is expected by the end of 1996 to produce most of the Company's chewing gum products.

Results of Operations for the Three Months Ended June 30, 1996 Compared to the
          Three Months Ended June 30, 1995

     Net Sales. Net sales increased by $112,638 or 11%, to $1,153,894 for the three months ended June 30, 1996 compared to $1,041,256 for the three months ended June 30, 1995. The increase in sales was a result of new products being introduced into the market place and an increased distribution network to the mass market, drug and food store markets.

     Cost of Sales. Cost of sales decreased 14% to $543,879 or 47% of net sales for the three months ended June 30, 1996, compared to $635,048 or 61% of net sales for the same period in 1995. The primary reasons are the Company is now selling directly to mass market, food and drug stores instead of through our largest distributor. Cost of sales are expected to continue to decline as the manufacturing plant becomes more efficient.

     Gross Profit. Gross profit increased by 14% to $610,015 or 53% of net sales for the three months ended June 30, 1996, compared to $406,208 or 39% of net sales for the same period in 1995.

     Operating Expenses. Operating expenses were $994,072 an increase of $842,110 for the three months ended June 30, 1996 compared to the same period in 1995. Approximately $431,000 of these operating expenses were directly attributable to the operations of the manufacturing plant (See table below). Moreover, because the manufacturing facility continues to operate at only a small percentage of its capacity, revenues were not sufficient to offset the manufacturing operating expenses. Factors contributing to an increase in non-manufacturing operating expenses were related to advertising ($230,985), labor ($127,797), professional fees for legal, accounting, art/production, and general consulting ($126,827), insurance ($62,906), and trade shows ($31,911).

     The following table sets forth certain expenses related only to the operations of the Company's manufacturing facility:

         Depreciation Expense                                   $115,084
         Rent                                                     32,664
         Utilities                                                20,961
         Insurance                                                25,977
         Maintenance & Repairs                                    11,675
         Labor                                                   141,968
         Interest Expense on Equipment                            42,805
         Other Expenses                                           39,910
                                                                --------
         Total                                                  $431,044

     Research and Development. Research and development expenditures were $18,978 for the three months ended June 30, 1996, compared to $12,392 for the same period in 1995. The majority of these costs were related to the development of three "over the counter" products and various private label endeavors.

     Interest and Other Income and Interest Expense. Interest and other income was $32,462, an increase of $8,542 primarily as a result of an increase in working capital from equity financings that were invested in short-term investments. Interest expense was $58,968, an increase of $38,777 for the three months ended June 30, 1996 compared to the same period in 1995. This increase was a result of the Company issuing $2.4 million of debt securities. Proceeds from the loans were used to pay deposits on chewing gum manufacturing equipment, to build inventories of new products, for marketing expenses and working capital. Proceeds from the Offering were used to retire the debt in early May, 1996. In addition, the Company entered into a $1.85 million equipment financing agreement with Textron Financial Corporation in December, 1995.

     Net Income. Net income decreased to ($338,812) for the three months ended June 30, 1996 compared to $151,677 for the same period in 1995. The loss incurred in this period was primarily due to increased operating expenses.

Results of Operations for the Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30, 1995

     Net Sales. Net sales increased by $311,706, or 18%, to $2,044,531 for the six months ended June 30, 1996 compared to $1,732,825 for the six months ended June 30, 1996. The increase in sales was a result of an expanded distribution network, the introduction of several new products and increased shipments of existing products to the Company's main distributor.

     Cost of Sales. Cost of sales decreased 4% to $1,069,832 or 52% of net sales for the six months ended June 30, 1996, compared to $967,760 or 56% of net sales for the same period in 1995. The primary reasons for this decrease is the Company is now selling directly to mass market, drug, food and export customers at higher gross margins. Cost of sales are expected to continue to decline as the manufacturing plant becomes more efficient.

     Gross Profit. Gross profit increased by 4% to $974,699 or 48% of net sales for the six months ended June 30, 1996, compared to $765,065 or 44% of net sales for the same period in 1995.

     Operating Expenses. Operating expenses were $1,624,416, an increase of $1,272,218 for the six months ended June 30, 1996, compared to the same period in 1995. Approximately $721,000 of these operating expenses were directly attributable to the operations of the manufacturing plant. No manufacturing expenses were incurred for the six months ended June 30, 1995 as the Company had not yet commenced manufacturing operations. Moreover, because the manufacturing facility continues to operate at only a small percentage of its capacity, revenues were not sufficient to offset the manufacturing operating expenses. Factors contributing to an increase in non-manufacturing operating expenses were related to advertising ($319,925), labor ($300,866), professional fees for legal, accounting, art/production, and general consulting ($167,724), insurance ($86,488), and trade shows ($51,766).

     Research and Development. Research and development expenditures were $50,773 for the six months ended June 30, 1996, compared to $12,392 for the same period in 1995. The majority of these costs were related to the development and production scale-up of the Jack Lalanne product line, DentaHealth, Vita A-C-E and Repose and the development of three "over the counter" products and various private label endeavors.

     Interest and Other Income and Interest Expense. Interest and other income was $45,733, an increase of $19,273 primarily as a result of an increase in working capital from equity financings that were invested in short-term investments. Interest expense was $137,611, an increase of $112,195 for the six months ended June 30, 1996 compared to the same period in 1995. This increase was a result of the Company issuing $2.4 million of debt securities and equipment financing for the manufacturing plant. Proceeds from the loans were used to pay deposits on chewing gum manufacturing equipment, to build inventories of new products, for marketing expenses and working capital. . Proceeds from the Offering were used to retire the debt in early May, 1996. In addition, the Company entered into a $1.85 million equipment financing agreement with Textron Financial Corporation for the Company's gum manufacturing equipment.

     Net Income. Net income decreased to ($579,024) for the six months ended June 30, 1996 compared to $258,513 for the same period in 1995. The loss incurred in this period was primarily due to an increase in operating expenses.

Liquidity and Capital Resources

     As of June 30, 1996, the Company's working capital was $5.6 million compared to $1.74 million at June 30, 1995. For the six months ended June 30, 1996, the Company experienced a decrease in cash provided by operating activities of $1,765,090 primarily as a result of an increase in accounts receivable and inventories. The increase in inventory was directly related to the build up of new product finished goods and raw materials for the manufacturing plant.


     Investing activities consumed $764,056 in cash for the six months June 30, 1996 compared to $808,637 of cash consumed in the same period of 1995. This was primarily from equipment purchased to start up the manufacturing plant in Phoenix, Arizona.

     Financing activities provided $5,343,548 in cash for the six months ended June 30, 1996 compared to $1,892,498 in cash for the same period in 1995. This increase in cash was primarily a result of the Company successfully completing its initial public offering of 400,000 units (each unit consisted of three shares of no par value common stock and one redeemable common stock purchase warrant) for gross proceeds of $7.2 million on April 24, 1996. In addition, the Underwriter exercised their Overallotment Option of 60,000 units and the Company received gross proceeds of $1.08 million on May 24, 1996. The Company paid $1.45 million in commissions, underwriter's expenses and other costs related to the Offering. The Company used $2.57 million from this Offering to repay its debt securities provided by stockholders in 1995.

     Also, Textron Financial Corporation provided financing for the Company's gum manufacturing equipment. The Company entered into a six-year equipment lease agreement with Textron in December 1995. Textron funded approximately $1.85 million of gum manufacturing equipment. Monthly lease payments commenced in January 1996.

     Management believes that the proceeds of the Offering and the Overallotment will be sufficient to meet the Company's working capital requirements during 1996.

Outlook

     The statements contained in this section are based on current expectations. These statements are forward looking, and actual results may differ materially.

     The Company believes its new manufacturing facility will continue to operate at levels significantly below capacity through the end of 1996.

     The advertising campaign for NuGum (ChromaTrim, CitrusSlim, DentaHealth, Repose, and Vita A-C-E) and the Jack Lalanne product line (Diet, Ginseng, Power, Dental, Vitamin C, and Digestive Gums) began in June, 1996. These new products are now available in the drug, food, health and mass market arenas. The Company expects to spend approximately $465,000 in advertising for third quarter, ending September 30, 1996. Also, the Company is going to begin the ChromaTrim infomercial starting in late August, 1996. The Company is currently working on the possibility of producing another infomercial for a different NuGum product.

     The Company is continuing ongoing discussions with various major co-packers concerning products which the Company can manufacture for others using its
"over-the-counter" capabilities. The manufacturing facility will be "over-the-counter" ready by approximately August, 1996. The Company will then introduce an antacid gum product in late September, 1996.

     The Company's future results of operations and the other forward looking statements contained in this document, in particular the statement(s) concerning plant efficiencies and capacities, capital spending, research and development and other expenses involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business conditions and the general economy; competitive factors, such as rival gum manufacturers' pricing and marketing efforts; availability of third-party material products at reasonable prices; risk of nonpayment of accounts receivable; risks of inventory obsolescence due to shifts in market demand; timing of product introductions; and litigation involving product liabilities and consumer issues.

Item 1.  Legal Proceedings
         -----------------
                  None

Item 2.  Changes in Securities
         ---------------------
                  None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
                  None

Item 5.  Other
         -----
                  None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
                  None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorize


Gum Tech International, Inc.



 /s/ John Epert
- ----------------------------
John Epert
Chairman of the Board and
President

 /s/ Jeffrey L. Bouchy
- ----------------------------
Jeffrey L. Bouchy
Chief Financial Officer


August 14, 1996