Form 10QSB
period 1996-09-30
GUMTECH INTERNATIONAL INC \UT\
filed 1996-11-14
CIK 1006195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of  1934

                    For the quarter ended September 30, 1996

                                       or

         [  ] Transition Report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of  1934

                For the transition period from _______ to _______

                         Commission File number 0-27646

                          Gum Tech International, Inc.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

               Utah                                  87-0482806
     -----------------------------              ---------------------
     (State or other jurisdiction                 (I.R.S. Employer
    of incorporation or organization)           Identification Number)

                            4205 North Seventh Avenue
                                    Suite 300
                             Phoenix, AZ 85013-3080
                    (Address of principal executive offices)

                                 (602) 277-0606
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---    ---
     There are 4,896,740 shares of the registrant's common stock, no par value outstanding as of September 30, 1996.

                          GUM TECH INTERNATIONAL, INC.
                                   FORM 10-QSB
                                      INDEX

Part I   Financial Information                                          Page

         Item 1.   Condensed Balance Sheet as of
                   September 30, 1996                                     1

                   Condensed Statements of Operations
                   for the three months ended September 30, 1996
                   and 1995                                               3

                   Condensed Statements of Operations
                   for the nine months ended September 30, 1996
                   and 1995                                               4

                   Condensed Statements of Cash Flows
                   for the nine months ended September 30, 1996
                   and 1995                                               5

                   Notes to Condensed Financial Statements                6

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          7

Part II  Other Information and Signatures                                 12

                              GUM TECH INTERNATIONAL, INC.
                                CONDENSED BALANCE SHEET
                                   September 30, 1996
                                      (Unaudited)

                                         ASSETS

Current Assets:
  Cash and cash equivalents                                 $ 1,992,093
  Accounts receivable, net of allowance
    for doubtful accounts of $10,567                            631,879
  Inventories                                                 1,459,319
  Deferred income taxes                                         215,412
  Prepaid expenses and other                                    104,729
                                                            -----------

        Total Current Assets                                  4,403,432
                                                            -----------
Property and Equipment, at cost:
   Machinery and production equipment                         3,171,069
   Office furniture and equipment                                97,716
   Leasehold improvements                                       190,526
                                                            -----------

   Total Property and Equipment                               3,459,511

   Less accumulated depreciation                               (337,720)
                                                            -----------

        Net Property and Equipment                            3,121,791
                                                            -----------
Other Assets:
   Deposits                                                     296,028
   Notes receivable                                             336,652
   Restricted Cash                                              103,908
   Other                                                        158,012
                                                            -----------

        Total Other Assets                                      894,600
                                                            -----------

        Total Assets                                        $ 8,419,823
                                                            ===========

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                              GUM TECH INTERNATIONAL, INC.
                                CONDENSED BALANCE SHEET
                                   September 30, 1996
                                      (Continued)
                                      (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                         $   306,241
   Current portion of long-term debt                            210,253
                                                            -----------

        Total Current Liabilities                               516,494
                                                            -----------

Long Term Debt, net of current portion above:
   Equipment Lease Obligations                                1,553,756
                                                            -----------

        Total Long Term Debt                                  1,553,756
                                                            -----------

Commitments and Contingencies                                        --

Stockholders' Equity:
   Preferred stock: no par value, 1,000,000
     authorized, none issued or outstanding                          --
   Common stock: no par value, 10,000,000 shares
     authorized, 4,896,740 shares
     issued and outstanding                                   7,881,060
   Retained Earnings                                         (1,531,487)
                                                            -----------

        Total Stockholders' Equity                            6,349,573
                                                            -----------

       Total Liabilities and Stockholders' Equity           $ 8,419,823
                                                            ===========


                  The accompanying notes are an integral part
                    of these condensed financial statements.

                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three months ended September 30,
                                               --------------------------------
                                                  1996               1995
                                               --------------------------------

Net Sales                                      $    396,757        $1,577,717

Cost of Sales                                       291,153           681,501
                                               ------------        ----------

        Gross Profit                                105,604           896,216

Operating Expenses                                1,605,487           281,808
Research and Development                            144,551            28,630
                                               ------------        ----------

        Income (Loss) From Operations            (1,644,434)          585,778
Other Income (Expense):
   Interest and Other Income                         27,714             5,761
   Interest Expense                                 (41,816)          (35,587)
                                               ------------        ----------

        Total Other Income (Expense)                (14,102)          (29,826)
                                               ------------        ----------

Income (Loss) Before Provision
   For Income Taxes                              (1,658,536)          555,952

Provision for income taxes                               --           152,418
                                               ------------        ----------
Net Income (Loss)                              $ (1,658,536)       $  403,534
                                               ============        ==========

Net Income (Loss) Per Share of Common Stock:
  Primary:
    Weighted Average Number of
     Common Shares Outstanding                    4,879,566         4,392,658
                                               ============        ==========
    Net Income (Loss) Per Share
     of Common Stock                           $      (0.34)       $     0.09
                                               ============        ==========

  Diluted:
    Weighted Average Number of
     Common Shares Outstanding                    4,879,566         4,392,658
                                               ============        ==========
    Net Income (Loss) Per Share
     of Common Stock                           $      (0.34)       $     0.09
                                               ============        ==========


                  The accompanying notes are an integral part
                    of these condensed financial statements.


                                GUM TECH INTERNATIONAL, INC.
                              CONDENSED STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                                         Nine months ended September 30,
                                                         -------------------------------
                                                             1996               1995
                                                         -------------------------------

Net Sales                                                $ 2,441,288         $ 3,310,542
Cost of Sales                                              1,360,985           1,649,261
                                                         -----------         -----------

        Gross Profit                                       1,080,303           1,661,281

Operating Expenses                                         3,229,902             634,006
Research and Development                                     195,324              41,022
                                                         -----------         -----------

        Income (Loss) From Operations                     (2,344,923)            986,253
                                                         -----------         -----------
Other Income (Expense):
  Interest and Other Income                                   73,447              32,221
  Interest Expense                                          (179,427)            (61,003)
                                                         -----------         -----------

        Total Other Income (Expense)                        (105,980)            (28,782)
                                                         -----------         -----------

Income (Loss) Before Provision For Income Taxes           (2,450,903)            957,471

Provision for income taxes                                  (213,343)            295,424
                                                         -----------         -----------

Net Income (Loss)                                        $(2,237,560)        $   662,047
                                                         ===========         ===========

Net Income (Loss) Per Share of Common Stock:
  Primary:
   Weighted Average Number
   of Common Shares Outstanding                            4,278,128           4,392,658
                                                         ===========         ===========
   Net Income (Loss) Per Share of Common Stock           $     (0.52)        $      0.15
                                                         ===========         ===========

Diluted:
   Weighted Average Number
    of Common Shares Outstanding                           4,278,128           4,392,658
                                                         ===========         ===========
   Net Income (Loss) Per Share of Common Stock           $     (0.52)        $      0.15
                                                         ===========         ===========




                  The accompanying notes are in integral part
                     of these condensed financial statement.


                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine months ended September 30,
                                                          --------------------------------
                                                              1996                 1995
                                                          ------------         -----------
Cash Flows From Operating Activities:
  Net income (loss)                                       $(2,237,560)         $   662,047
  Adjustments to reconcile net income (loss)
   to net cash (used) by operating activities:
     Depreciation                                             317,446               7,310
     Deferred income taxes                                   (215,412)                 --
     Changes in assets and liabilities:
     (Increase) Decrease in accounts receivable               303,452            (704,596)
     (Increase) in interest  receivable                       (20,652)             (1,759)
     (Increase) in inventories                               (560,654)           (543,684)
     (Increase) in prepaid expenses and other                 (60,241)            (17,616)
     (Increase) in deposits and other                        (120,049)            (93,109)
     Increase (Decrease) in accounts payable
       and accrued expenses                                  (337,914)            177,811
     Increase (Decrease) in customer deposits                 (36,959)             71,499
                                                           ----------          ----------

     Net Cash (Used) By Operating Activities               (2,968,543)           (442,097)

Cash Flows From Investing Activities:
     Capital expenditures                                    (648,339)           (221,132)
     Deposits on purchases of equipment                            --            (869,834)
     Increase in notes receivable                            (216,000)           (100,000)
     Receipt of principal on notes receivable                      --             100,000
                                                           ----------          ----------

     Net Cash (Used) By Investing Activities                 (864,339)          1,090,966)
                                                           ----------          ----------
Cash Flows From Financing Activities:
     Proceeds from borrowing                                  706,397           1,900,000
     Principal payments on notes payable                   (2,536,942)            (41,742)
     Issuance of common stock                               8,430,000             756,000
     Cash dividends                                                --             (37,449)
     Offering costs incurred                               (1,277,807)           (184,311)
                                                           ----------          ----------

     Net Cash Provided By Financing Activities              5,321,648           2,392,498
                                                           ----------          ----------

     Net Increase in Cash and Cash Equivalents              1,488,766             859,435

     Cash and Cash Equivalents at Beginning of Period         503,327              25,231
                                                           ----------          ----------

     Cash and Cash Equivalents at End of Period            $1,992,093          $  884,666
                                                           ==========          ==========

Supplemental Disclosure of Cash Flow Information:

     Cash paid during the period for:
         Interest                                          $  286,790          $    1,617
         Income taxes                                          23,165             197,809


Supplemental Disclosure of Non Cash
     Investing and Financing Activities:
     Capital lease obligation incurred for new equipment   $1,194,554          $       --


                  The accompanying notes are an integral part
                    of these condensed financial statements.

                                       5

                          GUM TECH INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1996. It is recommended that this financial information be read with the complete financial statements included in the Company's Prospectus dated April 24, 1996 previously filed with the Securities and Exchange Commission.



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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company was organized in 1991 to develop, market and distribute specialty chewing gum products. The Company's first chewing gum product included a natural caffeine substance marketed to runners and other exercise enthusiasts as a source of energy and carbohydrates. In 1994 and 1995, the Company raised funds through debt and equity financings which were used to establish a new management team, develop additional chewing gum products, build inventories and purchase chewing gum manufacturing equipment for the Company's 28,000 square foot manufacturing facility which commenced operations in late March, 1996. The facility has 24 employees and is expected by the end of 1996 to produce most of the Company's chewing gum products.

     The Company distributes its products to more than 75 percent of the nation's top drugstore chains, including Walgreens, Osco, Thrifty, Sav-On and Payless. The Company also has a strong nationwide position in convenience-store chains and health food stores and has entered major supermarket chains. In addition, the Company is increasing distribution and further expanding its presence in international markets, including Europe and the Far East.

Results of Operations for the Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995

     Net Sales. Net sales decreased by $1,180,960 or 75%, to $396,757 for the three months ended September 30, 1996 compared to $1,577,717 for the three months ended September 30, 1995. The decrease in sales was a result of the Company's two largest distributors in 1995 not making any purchases during the quarter.

     Cost of Sales. Cost of sales, as a percentage of sales, increased 30% to $291,154 or 73% of net sales for the three months ended September 30, 1996, compared to $681,501 or 43% of net sales for the same period in 1995. The primary reason for the increase was the manufacturing plant was operating at a minimal capacity which resulted in a higher cost per pound of gum.

     Gross Profit. Gross profit, as a percentage of sales, decreased by 30% to $105,604 or 27% of net sales for the three months ended September 30, 1996, compared to $896,216 or 57% of net sales for the same period in 1995.

     Operating Expenses. Operating expenses were $1,605,487 an increase of $1,323,679 for the three months ended September 30, 1996 compared to the same period in 1995. Approximately $461,131 of these operating expenses were directly attributable to the operations of the manufacturing plant (See table below). Moreover, because the manufacturing facility continues to operate at only a small percentage of its capacity, revenues were not sufficient to offset the manufacturing operating expenses. Factors contributing to increases in non-manufacturing operating expenses were related to advertising ($549,672), labor ($169,698), professional fees for legal, accounting, art/production, and general consulting ($158,725), insurance ($75,194), and infomercial expenses ($193,314).

The following table sets forth certain expenses related only to the operations of the Company's manufacturing facility:

         Depreciation Expense                                   $122,919
         Rent                                                     32,664
         Utilities                                                23,073
         Insurance                                                31,207
         Maintenance & Repairs                                    15,683
         Labor                                                   143,558
         Interest Expense and Taxes on Equipment                  48,425
         Other Expenses                                           43,602
                                                                  ------
         Total                                                  $461,131

     Research and Development. Research and development expenditures were $144,551 for the three months ended September 30, 1996, compared to $28,630 for the same period in 1995. The majority of these costs, approximately 84%, were related to the write-offs of various gums used in the debugging, testing and the production scale-up of new products.

     Interest and Other Income and Interest Expense. Interest and other income was $27,714, an increase of $21,953 primarily as a result of an increase in working capital from equity financings that were invested in short-term investments. Interest expense was $41,816, an increase of $6,229 for the three months ended September 30, 1996 compared to the same period in 1995. This increase was a result of the Company issuing $2.4 million of debt securities in 1995. Proceeds from the loans were used to pay deposits on chewing gum manufacturing equipment, to build inventories of new products, for marketing expenses and working capital. Proceeds from the Offering were used to retire the debt in early May, 1996. In January, 1996, the Company entered into a $1.85 million equipment financing agreement with Textron Financial Corporation in December, 1995.

     Net Income. Net income decreased to ($1,658,536) for the three months ended September 30, 1996 compared to $403,534 for the same period in 1995. The loss incurred in this period was primarily due to increased operating expenses and a decrease in net sales.

Results of Operations for the Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995

     Net Sales. Net sales decreased by $869,254, or 26%, to $2,441,288 for the nine months ended September 30, 1996 compared to $3,310,542 for the nine months ended September 30, 1995.

     Cost of Sales. Cost of sales, as a percentage of sales, increased 6% to $1,360,985 or 56% of net sales for the nine months ended September 30, 1996, compared to $1,649,261 or 50% of net sales for the same period in 1995. The primary reason for the increase was the manufacturing plant has been operating at a minimal capacity which has resulted in a higher cost per pound of gum.

     Gross Profit. Gross profit, as a percentage of sales, decreased by 6% to $1,080,303 or 44% of net sales for the nine months ended September 30, 1996, compared to $1,661,281 or 50% of net sales for the same period in 1995.

     Operating Expenses. Operating expenses were $3,299,902, an increase of $2,595,896 for the nine months ended September 30, 1996, compared to the same period in 1995. Approximately $1,182,235 of these operating expenses were directly attributable to the operations of the manufacturing plant. No manufacturing expenses were incurred for the nine months ended September 30, 1995 as the Company had not yet commenced manufacturing operations. Moreover, because the manufacturing facility continues to operate at only a small percentage of its capacity, revenues were not sufficient to offset the manufacturing operating expenses. Factors contributing to an increase in non-manufacturing operating expenses were related to advertising ($869,197), labor ($484,358), professional fees for legal, accounting, art/production, and general consulting ($326,448), insurance ($157,192), and infomercial expenses ($193,314).

     Research and Development. Research and development expenditures were $195,324 for the nine months ended September 30, 1996, compared to $41,022 for the same period in 1995. The majority of these costs were related to the write-offs of various gums used in the debugging and testing of the new manufacturing equipment, the development and production scale-up of the Jack Lalanne product line, DentaHealth, Vita A-C-E and Repose and the development of three "over the counter" products and various private label products.

     Interest and Other Income and Interest Expense. Interest and other income was $73,447, an increase of $41,226 primarily as a result of an increase in working capital from equity financings that were invested in short-term investments. Interest expense was $179,427, an increase of $118,424 for the nine months ended September 30, 1996 compared to the same period in 1995. This increase was a result of the Company issuing $2.4 million of debt securities and equipment financing for the manufacturing plant. Proceeds from the loans were used to pay deposits on chewing gum manufacturing equipment, to build inventories of new products, for marketing expenses and working capital. . Proceeds from the Offering were used to retire the debt in early May, 1996. In January, 1996, the Company entered into a $1.85 million equipment financing agreement with Textron Financial Corporation for the Company's gum manufacturing equipment.

     Net Income. Net income decreased to ($2,237,560) for the nine months ended September 30, 1996 compared to $662,047 for the same period in 1995. The loss incurred in this period was primarily due to an increase in operating expenses.

Liquidity and Capital Resources

     As of September 30, 1996, the Company's working capital was $4.0 million compared to $2.4 million at September 30, 1995. For the nine months ended September 30, 1996, the Company experienced a decrease in cash provided by operating activities of $2,968,543 primarily as a result of an increase in operating expenses and inventories. The increase in inventory was directly related to the build-up of new product finished goods and raw materials for the manufacturing plant.

     Investing activities consumed $864,339 in cash for the nine months September 30, 1996 compared to $1,090,966 of cash consumed in the same period of 1995. This was primarily from equipment purchased to start up the manufacturing plant in Phoenix, Arizona and loans provided to three company officers.

     Financing activities provided $5,321,648 in cash for the nine months ended September 30, 1996 compared to $2,392,498 in cash for the same period in 1995. This increase in cash was primarily a result of the Company successfully completing its initial public offering of 400,000 units (each unit consisted of three shares of no par value common stock and one redeemable common stock purchase warrant) for gross proceeds of $7.2 million on April 24, 1996. In addition, the Underwriter exercised their Overallotment Option of 60,000 units and the Company received gross proceeds of $1.08 million on May 24, 1996. The Company paid $1.45 million in commissions, underwriter's expenses and other costs related to the Offering. The Company used $2.57 million from this Offering to repay its debt securities provided by stockholders in 1995.

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

     During the third quarter, the Company agreed to manufacture, sell and distribute a chewing gum product containing the hormone DHEA, to be marketed under the Body Ammo brand. The product will be widely available at leading drug, grocery and health food stores. Body Ammo is a leader in DHEA products nationwide. The Company will also sell and distribute Body Ammo's other DHEA products, which include a skin cream, an antioxidant product and a bone and joint formula.

     The Company's international sales received another boost after the third quarter ended. The Company's Japanese distributor of CitrusSlim has agreed to introduce the DentaHealth product into that country.

     In November, the Company expects to run a series of 750 short infomercials to be aired nationwide. The campaign, along with print advertising direct response is expected to help significantly boost retail sales in the fourth quarter.

     The Company is continuing ongoing discussions with various major brand companies concerning products which the Company can manufacture and/or co-pack using its "over-the-counter" capabilities. The manufacturing facility was "over-the-counter" ready in late September, 1996.

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

Part II. Other Information

Item 1.  Legal Proceedings
         -----------------

     On October 16, 1996, a lawsuit was filed against the Company in the United States District Court for the Central District of California, CV-95-9784. The action is entitled GCN Products, Inc. vs. Roy Kelly, et al. The complaint, as it relates to the Company, principally alleges that the Company engaged in unlawful rebates, appropriations and overcharges, commercial bribery, fraud and unjust enrichment. Plaintiff seeks compensatory and punitive damages. The Company denies all allegations and intends to vigorously defend the suit.

Item 2.  Changes in Securities
         ---------------------

                  None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

                  None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  None

Item 5.  Other
         -----

                  None

Item 6.  Exhibits and Reports on Form 8-K
         ----------------------------------

                  (b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K, dated August 15, 1996, in connection with Gerald N. Kern joining the company in the capacities of President and Chief Executive Officer, pursuant to a 16 month employment agreement, which calls for a salary of $150,000, options to purchase 50,000 shares of common stock at $6.00 per share and a one year employment extention (through December 31, 1998) at the option of the Company.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorize


Gum Tech International, Inc.



 /s/ Gerald N. Kern
---------------------------
Gerald N. Kern
Chief Executive Officer and
President

 /s/ Jeffrey L. Bouchy
---------------------------
Jeffrey L. Bouchy
Chief Financial Officer


November 14, 1996