Form 10KSB
period 1996-12-31
GUMTECH INTERNATIONAL INC \UT\
filed 1997-03-27
CIK 1006195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _______________ to ________________

Commission File No. 0-27646


                          GUM TECH INTERNATIONAL, INC.
                  -------------------------------------------
                 (Name of Small Business Issuer in its Charter)


              Utah                                          87-0482806
---------------------------------------------          -------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                       Identification Number)


4205 North 7th Avenue
Phoenix, AZ                                                    85013
----------------------------------------------         -------------------------
(Address of principal executive offices)                      (Zip Code)



Issuer's telephone number:  (602) 277-0606

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                          $.001 Par Value Common Stock
                         Common Stock Purchase Warrants
                                (Title of Class)

     Check whether the Registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes   X     No
                                   -----      -----

     As of February 28, 1997, 4,948,740 shares of the Registrant's no par value Common Stock were outstanding. As of February 28, 1997, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was $29,708,415 based upon a closing bid price of $8.62 per share of Common Stock on the NASDAQ National Market.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The Registrant's revenues for its year ended December 31, 1996 were $3,868,642.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
-------  -----------------------

Introduction

     The Company was organized in 1991 to develop, market and distribute specialty chewing gum products under its own brand names and on a private label basis for other chewing gum marketers. The Company's current chewing gum products contain ingredients which it claims (i) promote weight loss (under the "ChromaTrim" and "CitrusSlim" brand names), (ii) contribute to energy and endurance (under the "Buzz Gum", "Power Gum" and "Love Gum" brand names), (iii) alleviate certain premenstrual symptoms (under the "Repose" brand name) and (iv) promote oral hygiene and breath freshness (under the "DentaHealth" brand name). The Company also markets a chewing gum product which includes antioxidant vitamins (under the "Vita A-C-E" brand name). Sales of Power Gum and Love Gum commenced in 1994 while sales of Buzz Gum, ChromaTrim and CitrusSlim commenced in 1991, 1993 and 1995, respectively. The Company began distribution of Repose, DentaHealth and Vita A-C-E in April 1996 and is currently developing zinc, anti-smoking and calcium supplement gums.

     The Company contracted with others for the manufacture of all its chewing gum products until February 1996 when it completed leasehold improvements and began initial manufacture of chewing gum products in its 28,000 square foot facility in Phoenix, Arizona. The facility employs 33 workers and produces all of the Company's chewing gum products. See "Item 1 Manufacturing and Packaging."

     The Company's business strategy is to (i) manufacture its own chewing gum products and the private label chewing gum products of other chewing gum marketers in greater quantities and at lower costs, (ii) increase revenues by
(a) expanding its marketing efforts for existing chewing gum products, (b) developing new chewing gum products through its own research and development facilities, (c) further developing its private label business, and (d) form marketing alliances and joint ventures with multinational companies which market consumer packaged goods, and (iii) expand its distribution and customer base by adding over-the-counter ("OTC") non-prescription medications (such as antacids, cough suppressants, pain relievers and the like) to its chewing gum products. The Company has not yet commenced the distribution or marketing of any OTC chewing gum products but expects (but cannot assure) that it will do so by October 1997. See "Item 1 - Strategy."

     The Company markets its chewing gum products through wholesale distributors who distribute primarily to natural food stores and directly as well as through food brokers, independent representatives and distributors to drug store and convenience store chains (including Walgreen's, Drug Emporium, Long's, Thrifty, Sav-On, Phar-Mor, Eckard and Payless), mass market and club store chains (including Target and K-Mart) and major supermarket chains (including Safeway, Smith's and Lucky's). In addition, the Company sells in a number of international markets including Europe, the Far East and the former Soviet Union. The Company also manufactures product for sale to larger private label customers who market under their own brand names.

     Some of the Company's specialty chewing gum products are subject to regulation by the United States Food and Drug Administration ("FDA"). If the FDA concludes that certain chewing gum products are "drugs" under applicable FDA regulations or if the Company commences marketing of OTC chewing gum products, the FDA may restrict or remove any or all of the Company's chewing gum products from the market if such products violate FDA rules or regulations.

     The Company was incorporated in Utah in February 1991 as a specialty chewing gum products marketer under the name Nekros International Marketing, Inc. with office and warehouse facilities initially located in Ogden, Utah. In November 1994, control of the Company changed and between May 1995 and November 1995, the Company raised an aggregate of $1,006,000 of equity capital and $2,400,000 of debt capital. The funds raised in 1995 were used to establish a new management team, develop additional chewing gum products, build inventories and purchase chewing gum manufacturing equipment for its 28,000 square foot leased manufacturing facility in Phoenix, Arizona.

     In October 1995, the Company borrowed $1,550,000 from a group of four lenders (the "1995 Bridge Loan"). As additional compensation for the 1995 Bridge Loan, the Company issued an aggregate of 465,000 common stock purchase warrants to the lenders, each such warrant exercisable to purchase one share of the Company's Common Stock at $2.00 per share exercisable in perpetuity. The Bridge Loan bore interest at 8% per annum and was repaid in April 1996 using proceeds from the Prior Offering. The Bridge Loan lenders included Brett Bouchy, a former principal stockholder of the Company (who received 165,000 warrants), and Robert
H. Wood, a former director of the Company (who received 75,000 warrants). In March 1996, Brett Bouchy sold 100,000 warrants to Gary S. Kehoe and 65,000 warrants to Robert H. Wood, both officers and directors of the Company, for $5.00 per warrant. The purchase price was paid by the issuance of promissory notes by Messrs. Kehoe and Wood to Mr. Bouchy bearing interest at 9% per annum. The warrants are not collateral for the promissory notes. The promissory notes are due the earlier of (i) six months after the warrants are exercised or (ii) if during the period from April 24, 1997 until April 24, 2000 the closing price of the Company's Common Stock on NASDAQ is $10.00 or more per share for five consecutive trading days then the promissory notes are due six months from the last such trading day. If neither event occurs, the promissory notes become void and of no value on April 24, 1999 and the warrants remain the property of Messrs. Kehoe and Wood. Under no circumstances will the warrants become returnable to Mr. Bouchy.

     In December 1995, Dale dissolved and issued 51% and 49% respectively of its Common Stock in the Company and its loans receivable due from the Company to Riverlux Trust REG and Brett Bouchy. Riverlux Trust REG and Brett Bouchy received 665,265 shares and 639,175 shares, respectively, of Dale's stockholdings in the Company and $433,500 and $416,500, respectively, of Dale's loans receivable from the Company. The loans were repaid out of proceeds of the Prior Offering. Subsequently, Riverlux Trust REG and Mr. Bouchy each sold 20,000 shares of the Company's Common Stock to Mr. Kehoe for $2.00 per share.

     In January 1996, the Company raised $3,095,875 through a private equity placement to repurchase and retire 619,175 shares of the Company's Common Stock held by a former principal stockholder. In April 1996, the Company sold to the public 460,000 Units of its securities at $18.00 per Unit, each Unit consisting of three shares of Common Stock and one Common Stock Purchase Warrant (the "Public Warrant") to purchase an additional share of Common Stock at any time until April 24, 2001 at $7.50 per share (the "Prior Offering"). At the same time, the Company registered 619,175 shares which were sold in the aforementioned private placement. The Prior Offering was underwritten by Kensington Securities, Inc. (the "Prior Representative").

     In March 1997, the Company completed the sale of an aggregate of $2,530,000 of convertible debentures ("Debentures"). The Debentures bear interest at 11% per annum, are due and payable on January 1, 2002 and are convertible into the Company's Common Stock at $4.75 per share. The Common Stock issuable under the Debentures carries certain registration rights after July 31, 1997. However, any Common Stock issuable upon conversion of the Debentures is subject to a lock-up agreement with the Company through January 31, 1998. Proceeds from the sale of the Debentures will be used for working capital and other corporate purposes.

Strategy

     The Company pursues the following business strategy:

     (i) Manufacture its own chewing gum products. The Company will continue to manufacture its chewing gum products under its own labels and on a private label basis for other chewing gum marketers. The Company believes that operating its own manufacturing facility significantly reduces its dependence on third party manufacturers, assists it in maintaining the secrecy of its proprietary chewing gum formulas, reduces its product costs and increases product capacity for itself and its large volume customers.

     (ii) Increase revenues by expanding its marketing efforts for existing chewing gum products, developing new chewing gum products, further developing its private label business and forming marketing alliances. The Company will continue to expand marketing efforts for existing products (both in the United States and internationally) and to further develop its private label business in order to manufacture more chewing gum products for other chewing gum marketers. The Company will continue to develop new specialty chewing gum products for itself and its private label customers, such as the three specialty products it introduced in 1996 (Vita A-C-E, Repose and DentaHealth), and its zinc, anti-smoking and calcium supplement gums, which are under development. Because the Company is significantly smaller than most of its competitors, it intends to develop, manufacture and market specialty chewing gum products in niche markets that are considered too small for exploitation by many of these competitors.

Development of these products will be undertaken at the Company's research and development laboratory facility located within the Company's manufacturing facility in Phoenix, Arizona, which consists of 900 square feet of laboratory space staffed by two employees and assisted by members of management and outside consultants. The Company also seeks to form marketing alliances and joint venture arrangements with multinational companies which market consumer packaged goods to promote and distribute the Company's existing and future gum products.

     (iii) Expand its distribution and customer base by adding OTC medications (such as antacids, cough suppressants, pain relievers and the like) to its chewing gum products. The Company has certain OTC chewing gum products in development and expects to explore market potential for a number of such products in the near future. The Company believes that OTC chewing gum products may appeal to certain retailers (such as drug stores and health food stores) and offer the Company the potential to develop new consumer niche markets. Any such OTC chewing gum products will require FDA permission to market and will be subject to ongoing FDA marketing and manufacturing regulations. See "Item 1 - FDA and Other Government Regulation."

Marketing

     The Company markets its chewing gum products through wholesale distributors who distribute primarily to natural food stores and directly as well as through food brokers, independent representatives and distributors to large drug store and convenience store chains (including Walgreen's, Drug Emporium, Long's, Thrifty, Sav-On, Phar-Mor, Eckard and Payless), mass market and club store chains (including Target and K-Mart) and major supermarket chains (including Safeway, Smith's and Lucky's). In addition, the Company sells in a number of international markets including Europe, the Far East and the former Soviet Union.

     The Company also manufactures and private labels certain specialty chewing gum products to retail health food chains, wholesalers and other marketers, including Schiff/Weider Nutrition, General Nutrition Centers (GNC), Hammer Corp., Body Ammo and GEN. Under private label arrangements, the Company supplies chewing gum products (including formulas used by the Company and its customers) labeled with brand names selected by its private label customers or otherwise includes the private label customer's name on the gum product packaging.

     In January 1996, the Company entered into a five-year agreement (the "Mayday Agreement") with Mayday, Inc. ("Mayday") pursuant to which it retained Mayday to oversee and administer the Company's sales agents, brokers and distributors in certain markets. The Mayday Agreement was cancelled in January 1997.

     The Company intends to continue to expand its marketing efforts by (i) hiring additional sales personnel to obtain and manage new brokers and distributors, (ii) developing media advertising materials for use by the Company and its brokers and distributors, (iii) retaining personnel to further develop the Company's private label business and seek other forms of contract manufacturing business and (iv) forming marketing alliances and joint ventures with multinational companies which market consumer packaged goods.

Manufacturing and Packaging

     In March 1996, the Company began manufacturing, packaging and shipping its chewing gum products from a 28,000 square foot leased manufacturing facility in Phoenix, Arizona. The manufacture of chewing gum products involves (i) the storage of bulk raw materials and "fine" raw materials (such as flavor, colors and active ingredients), (ii) production and mixing of the gum base in large stainless steel mixers, (iii) the extruding of the gum into selected sizes and shapes, (iv) coating the gum (in the case of chiclet gums) with sugar or sugarless solutions and (v) packaging the gum in bottles or blister packages for shipment.

     Prior to commencing production of the chewing gum, lot numbers are recorded for all ingredients, certificates of ingredients are examined and filed, quality control tests are performed and equipment and utensils are sanitized. Additional quality control tests are conducted throughout the manufacturing process.

     The Company leases approximately $2 million of chewing gum manufacturing equipment on a six-year lease at a monthly rental of $32,300 from Textron Financial Corporation. The Company has the option to purchase the equipment at the conclusion of the lease for the greater of the then fair market value of the equipment (which may not exceed 30% of the cost of the equipment) or 20% of the original cost of the equipment.

     The Company's manufacturing facility produces most of the Company's chewing gum products and provides the capacity to meet most of the Company's private label product requirements for the foreseeable future.

Competition

     The distribution and sale of chewing gum products are highly competitive and includes three multi-billion dollar United States-based multinational companies (Wm. Wrigley Jr. Company, Warner Lambert Company and Nabisco Food Group, Inc.) which own most of the chewing gum brands, large specialty chewing gum manufacturers, such as The Topps Company ("Bazooka" brand chewing gum) and Marvel Holdings, Inc. ("Double Bubble" brand chewing gum), and small specialty chewing gum product marketers, such as the Company.

     Competitive factors in the chewing gum industry include price, flavor and name recognition resulting from media advertising. The Company does not have the capital resources, marketing and distribution networks, manufacturing facilities, personnel, product name recognition or advertising budget to introduce chewing gum brands intended to compete with the multinational chewing gum manufacturers or the large specialty chewing gum marketers. However, the Company believes (but cannot assure) that it can develop and market specialty chewing gum products in niche markets (such as the weight loss, vitamin, premenstrual symptom, dental hygiene, anti-smoking, zinc and calcium markets) that are considered too small for exploitation by many of the Company's competitors.

FDA and Other Government Regulation

     The Company is subject to various federal, state and local laws affecting its business. The Company's chewing gum products manufactured by it or by others for it under contract or otherwise are subject to regulation by the FDA including regulations with respect to labeling of products, approval of ingredients in products, claims made regarding the products and disclosure of product ingredients. Moreover, if the FDA concludes that any of the Company's chewing gum products are "drugs" under applicable FDA regulations or otherwise violate FDA rules or regulations, the FDA may (i) require that manufacture of such products be in accordance with FDA "good manufacturing practices" (which prescribe specific requirements and procedures for the manufacture of FDA regulated products), or (ii) restrict or remove such products from the market. The Company (i) believes all of its products are in compliance with all regulatory requirements, (ii) has not been advised that the FDA considers any of its products to be "drugs", and (iii) has not submitted any information or applications for approval to the FDA. If the Company commences marketing OTC chewing gum products, such products will be subject to marketing permission and ongoing regulation by the FDA including (i) requirements that the Company comply with certain FDA manufacturing standards and practices, (ii) conformity with FDA labeling requirements including dosage information and (iii) the ability to determine the origin of all chewing gum ingredients included in the manufacturing process.

     Advertising claims made by the Company with respect to its products are subject to the jurisdiction of the FTC as well as the FDA. In both cases the Company is required to obtain scientific data to support any advertising or labeling health claims it makes concerning its products, although no preclearance or filing is required to be made with either agency.

     The Company's chewing gum manufacturing facility is subject to regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various health, sanitation, safety and fire codes and standards. Suspension of certain licenses or approvals, due to failure to comply with applicable regulations or otherwise, could interrupt the Company's manufacturing operations. If the Company commences marketing OTC chewing gum products, its manufacturing facility will also be subject to inspection and regulation by the FDA.

     The Company is subject to federal and state laws establishing minimum wages and regulating overtime and working conditions. Since many of the Company's personnel are paid at rates based on the federal minimum wage, an increase in such minimum wage will result in an increase in the Company's labor costs.

Barter Agreement

     In December 1996, the Company entered into a barter agreement (the "Barter Agreement") with Active Media Services, Inc. ("Active") pursuant to which Active accepted $3,500,000 of the Company's gum products in exchange for advertising, printing and travel credits. The Company must pay for approximately 60% of the advertising, printing and travel expenses in cash and may pay the remaining 40% using its bartered credits. Any unused credits on February 28, 2000 expire and will be valueless. The Company booked approximately $750,000 of revenue in the fourth quarter of calendar year 1996 as a result of the Barter Agreement, which represented approximately 19.3% of the Company's revenues for the year ended December 31, 1996.

Trademarks, Trade Names and Proprietary Rights

     The Company routinely seeks trademark protection from the United States Patent Office ("USPO") and from similar agencies in foreign countries for chewing gum brands. There can be no assurance that the Company will be able to successfully defend any trademarks or trade names granted to it against claims from or use by competitors or that trademark or trade name applications will be approved by the USPO or any similar foreign agency.

     The Company considers some of its chewing gum formulations and processes to be proprietary in nature and relies upon a combination of non-disclosure agreements, other contractual restrictions and trade secrecy laws to protect such proprietary information. There can be no assurance that these steps will be adequate to prevent misappropriation of the Company's proprietary information or that the Company's competitors will not independently develop chewing gum formulations and processes that are substantially equivalent or superior to the Company's.

Employees

     As of February 28, 1997, the Company employed 49 individuals including its nine executive officers, 30 manufacturing and warehouse personnel and ten administrative personnel.

Litigation

     In October 1996, an action was filed against the Company in the United States District Court for the Central District of California, CV-95-9784, entitled "GCN Products, Inc. vs. Roy Kelly, et al." In its complaint, as it relates to the Company, the Plaintiff alleges that the Company engaged in unlawful rebates, appropriations, overcharges, commercial bribery, fraud and unjust enrichment. The Plaintiff seeks compensatory and punitive damages. The Company denies the Plaintiff's allegations and intends to vigorously defend the Action.

     No other material litigation is pending or threatened against the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases 3,345 square feet for its executive offices at 4205 North 7th Avenue, Phoenix, Arizona 85013 on a three-year lease expiring December 31, 1998 for an average rental of approximately $3,000 per month. The Company also leases an approximately 28,000 square foot building for its chewing gum manufacturing facilities at 246 East Watkins, Phoenix, Arizona 85004 on a ten-year lease (with two three-year renewal options) expiring December 2005 at a monthly rental of approximately $12,000.

     The Company believes its facilities are adequate for its needs in the foreseeable future and that additional space is available at reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  --------------------------------------------------------

         The Company's Common Stock has traded on the National Market under the symbol "GUMM" since April 24, 1996.

         The following table sets forth for the quarters indicated the range of high and low closing prices of the Company's Common Stock as reported by the National Market but does not include retail markup, markdown or commissions.

                                                                   Price
                                                              ----------------
By Quarter Ended:                                              High      Low
-----------------                                              ----      ---

March 31, 1997 (through February 28, 1997)................    $8.75     $5.50
December 31, 1996.........................................     7.75      5.75
September 30, 1996........................................     6.125     6.00
June 30, 1996.............................................     6.875     6.375

     As of February 28, 1997, the Company had approximately 380 record and beneficial stockholders.

Dividend Policy

     The Company has paid only limited cash dividends on its Common Stock in the past and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
-------  --------------------------------------------------

Overview

     The Company was organized in 1991 to develop, market and distribute specialty chewing gum products. The Company's first chewing gum product included a natural caffeine substance marketed to runners and other exercise enthusiasts as a source of energy and carbohydrates. In 1994 and 1995, the Company raised funds through debt and equity financings which were used to establish a new management team, develop additional chewing gum products, build inventories and purchase chewing gum manufacturing equipment for the Company's 28,000 square foot manufacturing facility which commenced operations in late March 1996. The facility has 33 employees and by the end of 1996 the Company produced 100% of its chewing gum products in the facility.

     Information contained in this Report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The following matters constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results covered in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

Results of Operations

     The following table sets forth certain statement of operations information expressed both in dollars and as a percentage of net sales for the periods indicated:


                                                                    Years Ended December 31,
                                                                    ------------------------
                                               1996                         1995                         1994
                                               ----                         ----                         ----
Net sales                               $3,868,642   100.0%          $4,343,590   100.0%           $1,941,562  100.0%
Cost of sales                            2,070,403    53.5            2,310,643    53.2             1,011,956   52.1
Gross profit                             1,798,199    46.5            2,032,947    46.8               929,606   47.9
Operating expenses                       4,199,288   108.5            1,118,510    25.7               694,555   35.8
Research and development                   364,728     9.5               90,348     2.1                  -       -
Income (loss) from
     operations                         (2,765,817)  (71.5)             824,089    19.0               235,051   12.1
Interest and other income                  117,219     3.0               53,212     1.2                   940     .1
Interest expense                           219,668     5.6              108,980     2.5                 4,402     .2
Pro forma provision (benefit)
     for income taxes                     (232,371)    6.0              270,850     6.2                81,000    4.2
Pro forma net income (loss)             (2,635,895)   68.1              497,471    11.5               150,589    7.8

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net Sales. After realizing revenues of approximately $750,000 in December 1996 from its Barter Agreement, net sales nevertheless decreased by $474,948, or 11%, to $3,868,642 for the year ended December 31, 1996 compared to $4,343,590 for the year ended December 31, 1995. This decrease was primarily attributable to a substantial reduction in product sales to two former significant customers. See "Item 1 - Barter Agreement."

     Cost of Sales. Cost of sales, as a percentage of sales, increased 1% to $2,070,443 or 54% of net sales for the year ended December 31, 1996, compared to $2,310,643 or 53% of net sales for the same period in 1995. The primary reason for the increase was the Company's manufacturing plant has been operating at a minimal capacity which has resulted in a higher cost per pound of gum.

     Gross Profit. Gross profit, as a percentage of sales, decreased by 1% to $1,798,199 or 46% of net sales for the year ended December 31, 1996, compared to $2,032,947 or 47% of net sales for the same period in 1995.

     Operating Expenses. Operating expenses were $4,199,288, an increase of $3,080,778 for the year ended December 31, 1996, compared to the same period in 1995. Approximately $1,239,467 of these operating expenses were directly attributable to the operations of the manufacturing plant, including $420,662 relating to depreciation expense. No manufacturing expenses were incurred for the year ended December 31, 1995 as the Company had not yet commenced manufacturing operations. Moreover, because the manufacturing facility continues to operate at only a small percentage of its capacity, revenues were not sufficient to offset the manufacturing operating expenses. Factors contributing to an increase in non-manufacturing operating expenses were related to advertising ($941,469), indirect labor ($714,093), direct labor ($454,647), professional fees for legal, accounting, art/production, and general consulting ($468,862), insurance ($230,625), and infomercial expenses ($364,286).

     Research and Development. Research and development expenditures were $364,728 for the year ended December 31, 1996, compared to $90,348 for the same period in 1995. The majority of these costs were related to the write-offs of various gums used in the debugging and testing of the new manufacturing equipment, the development and production scale-up of the Jack Lalanne product line, DentaHealth, Vita A-C-E and Repose, the development of three "over the counter" products and various private label products.

     Interest and Other Income and Interest Expense. Interest and other income were $117,219, an increase of $64,007 primarily as a result of an increase in working capital from equity financings that were invested in short-term investments. Interest expense was $219,668, an increase of $110,688 for the year ended December 31, 1996 compared to the same period in 1995. This increase was a result of the Company entering into a $1.85 million equipment financing agreement with Textron Financial Corporation for the Company's gum manufacturing equipment in December 1995. In addition, the Company issued $2.4 million of debt securities in 1995. Proceeds from the loans were used to pay deposits on chewing gum manufacturing equipment, to build inventories of new products, for marketing expenses and working capital. Proceeds from the Prior Offering were used to retire debt in May 1996.

     Net Income. The Company lost $2,635,895 for the year ended December 31, 1996 compared to a profit of $497,471 for the same period in 1995. The loss incurred for 1996 was primarily due to an increase in operating expenses incurred in establishing the Company's manufacturing facility.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Net Sales. Net sales increased by $2.4 million, or 124%, to $4.3 million for the year ended December 31, 1995 ("1995") compared to $1.9 million for the year ended December 31, 1994 ("1994"). This increase was primarily the result of the introduction of "CitrusSlim" which accounted for $340,000 of such sales increase and the expansion of the Company's distribution channels to include infomercial television broadcasts which the Company believes were also responsible for a large part of the additional sales. Product pricing was not changed in 1995.

     Cost of Sales. Cost of sales increased 1% to 53% in 1995 compared to 52% in 1994 primarily as a result of new package designs, increased production costs and the purchase of higher priced gum from a foreign supplier to be used in a chewing gum product sold internationally. The majority of the Company's costs of sales resulted from purchases of gum products from third party manufacturers. Costs of sales are expected to be reduced when the Company's manufacturing facility is completed.

     Gross Profit. Gross profit decreased 1% to 47% in 1995 compared to 48% in 1994 as a result of the increased costs discussed above and certain price discounts given by the Company to volume distributors. During 1995, the Company pursued relationships with distributors that specialized in selling to mass merchandisers, drug and convenience stores and national broadcasters of infomercials. While these distributors were offered volume price discounts, the arrangement increased sales revenue, decreased monthly sales fluctuations and allowed for more orderly production planning

     Operating Expenses. Operating expenses increased $423,955 in 1995 compared to 1994 but decreased as a percentage of net sales from 36% in 1994 to 26% in 1995. The increase in expenditures was primarily due to the hiring of new management personnel ($152,508) together with increases in trade show expenses ($48,939), legal fees ($80,317) and travel expenses ($60,634). The reduction of operating expenses as a percentage of net sales was the result of increased sales. Operating expenses will increase as the Company expands its manufacturing operations.

     Research and Development. Research and development expenditures were $90,348 in 1995 compared to $0 in 1994 and resulted from expenses associated with development of new products. Prior to June 1995, development activities were conducted by outside consultants. The Company developed three additional products which it intended to introduce in 1995. However, the Company was unable to obtain assurances that its existing manufacturer would be able to supply adequate quantities of the product. Consequently, management decided that the new products will be introduced in 1996 when the Company's manufacturing facility is completed.

     Interest and Other Income and Interest Expense. Interest expense increased $108,980 in 1995 (from $4,402 in 1994) as a result of the Company issuing $2.4 million of debt securities, which will be retired using proceeds of the Offering. Proceeds from the loans were used to pay deposits on chewing gum manufacturing equipment, to build inventories of new products, for marketing expenses and working capital. Interest and other income increased $52,272 primarily as a result of an increase in working capital from equity financings that was invested in short-term investments.

     Pro Forma Provisions for Income Taxes. Beginning January 1, 1993, the Company was an S Corporation under the provisions of the Internal Revenue Code through November 18, 1994. As such, the Company was not subject to federal and state income taxes and, accordingly, no provision was made for income taxes for 1993 and 1994, and the Company's stockholders were required to report the Company's taxable income on their tax returns. The statements of operations include a pro forma income tax adjustment that represent the federal and state provision for income taxes as if the Company had been a taxable entity paying federal and state income taxes for all periods presented at the rates applicable in each period. Effective November 18, 1994, the Company revoked its S Corporation election and all income subsequent to that date will be subject to federal and state income taxes.

     Pro forma Net Income. Net income after pro forma income taxes increased from $150,589 in 1994 to $497,471 in 1995 primarily as a result of increased net sales and the resulting economies of scale applicable to the Company's fixed and variable expenses.

Liquidity and Capital Resources

     As of December 31, 1996, the Company's working capital was $3.65 million compared to $1.92 million as of December 31, 1995. For the year ended December 31, 1996, the Company experienced a decrease in cash provided by operating activities of $3,702,827 primarily as a result of an increase in operating expenses, prepaid expenses and inventories. The increase in inventory was directly related to the build-up of new product, finished goods and raw materials for the manufacturing plant.

     Investing activities consumed $1,037,009 in cash for the year ended December 31, 1996 compared to $1,531,945 of cash consumed in the same period of 1995. This was primarily from equipment purchased to start up the manufacturing plant and loans provided to three Company officers.

     Financing activities provided $5,353,260 in cash for the year ended December 31, 1996, compared to $2,770,676 in cash for the same period in 1995. This increase in cash was primarily a result of the Company successfully completing its Prior Offering of 400,000 units (each unit consisted of three shares of no par value common stock and one redeemable common stock purchase warrant) for gross proceeds of $7.2 million on April 24, 1996. In addition, the Underwriter exercised its Overallotment Option of 60,000 units and the Company received gross proceeds of $1.08 million on May 24, 1996. The Company paid $1.45 million in commissions, underwriter's expenses and other costs related to the Prior Offering. The Company used $2.57 million from the Prior Offering to repay certain debt.

     Textron Financial Corporation provided lease financing of approximately $1.85 million for the Company's gum manufacturing equipment under a six-year equipment lease agreement executed in December 1995.

     The Company's future results of operations and the other forward-looking statements contained in this document, in particular the statements concerning plant efficiencies and capacities, capital spending, research and development, competition, marketing and manufacturing operations and other information provided herein involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are general business conditions and the general economy; rival gum manufacturers' pricing and marketing efforts; availability of third-party material products at reasonable prices; risk of nonpayment of accounts receivable; risks of inventory obsolescence due to shifts in market demand; timing of product introductions; and litigation involving product liabilities and consumer issues.

ITEM 7.  FINANCIAL STATEMENTS
-------  --------------------

                          INDEX TO FINANCIAL STATEMENTS




Financial Statements                                                 Page
--------------------                                                 ----
  Independent Auditors' Report                                        F-2

  Balance Sheet as of December 31, 1996                               F-3

  Statements of Operations for the years ended
   December 31, 1996 and 1995                                         F-5

  Statements of Changes in Stockholders' Equity for the
   years ended December 31, 1996 and 1995                             F-6

  Statements of Cash Flows for the years ended
   December 31, 1996 and 1995                                         F-7

  Notes To Financial Statements                                       F-8

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors
Gum Tech International, Inc.


We have audited the accompanying balance sheet of Gum Tech International, Inc. as of December 31, 1996 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gum Tech International, Inc. as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.




                                          /S/  ANGELL & DEERING
                                         ---------------------------------------
                                          Angell & Deering
                                          Certified Public Accountants

Denver,  Colorado
January 24, 1997,  except for
Note 12 as to which the date
is March 6, 1997

                          GUM TECH INTERNATIONAL, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1996



                                     ASSETS
                                     ------


Current Assets:
  Cash and cash equivalents                                        $1,116,751
  Restricted cash                                                      54,629
  Accounts receivable, net of
   allowance for doubtful
   accounts of $35,000                                                753,872
  Inventories                                                       1,366,944
  Income tax receivable                                               234,440
  Prepaid expenses                                                    816,031
                                                                   ----------

     Total Current Assets                                           4,342,667
                                                                   ----------

Property and Equipment, at cost:
  Machinery and equipment                                           3,290,692
  Office furniture and equipment                                      116,667
  Leasehold improvements                                              190,526
                                                                   ----------
                                                                    3,597,885
  Less accumulated depreciation                                      (459,403)
                                                                   ----------

     Net Property and Equipment                                     3,138,482
                                                                   ----------
Other Assets:
  Deposits                                                            277,582
  Notes receivable                                                    316,000
  Other                                                               135,893
                                                                   ----------

     Total Other Assets                                               729,475
                                                                   ----------

     Total Assets                                                  $8,210,624
                                                                   ==========










                     The accompanying notes are an integral
                       part of these financial statements.

                          GUM TECH INTERNATIONAL, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1996



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


Current Liabilities:
  Accounts payable                                              $   386,162
  Accrued expenses                                                   12,103
  Customer deposits                                                  65,500
  Current portion of long-term debt                                 223,567
                                                                -----------

     Total Current Liabilities                                      687,332
                                                                -----------
Long-Term Debt, net of current portion above:
  Obligations under capital leases                                1,488,054
                                                                -----------

Commitments and Contingencies                                            --

Stockholders' Equity:
  Preferred stock: no par value,
   1,000,000 shares authorized,
   none issued or outstanding                                            --
  Common stock: no par value,
   10,000,000 shares authorized,
   4,948,740 shares issued and
   outstanding                                                    7,965,060
  Retained earnings (deficit)                                    (1,929,822)
                                                                -----------

     Total Stockholders' Equity                                   6,035,238
                                                                -----------
     Total Liabilities and
      Stockholders' Equity                                      $ 8,210,624
                                                                ===========











                     The accompanying notes are an integral
                       part of these financial statements.

                          GUM TECH INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                              1996                   1995
                                              ----                   ----

Net sales                                 $ 3,868,642             $4,343,590

Cost of sales                               2,070,443              2,310,643
                                          -----------             ----------

     Gross Profit                           1,798,199              2,032,947

Operating expenses                          4,199,288              1,118,510
Research and development                      364,728                 90,348
                                          -----------             ----------

     Income (Loss) From
      Operations                           (2,765,817)               824,089
                                          -----------             ----------

Other Income (Expense):
  Interest and other income                   117,219                 53,212
  Interest expense                           (219,668)              (108,980)
                                          -----------             ----------

     Total Other Income (Expense)            (102,449)               (55,768)
                                          -----------             ----------

Income (Loss) Before Provision
 For Income Taxes                          (2,868,266)               768,321

Provision (benefit) for income
 taxes                                       (232,371)               270,850
                                          -----------             ----------

Net Income (Loss)                         $(2,635,895)            $  497,471
                                          ===========             ==========

Net Income (Loss) Per Share of
 Common Stock                             $      (.60)            $      .11
                                          ===========             ==========

Weighted Average Number of
 Common Shares Outstanding                  4,423,402              4,392,658
                                          ===========             ==========












                     The accompanying notes are an integral
                       part of these financial statements.


                                    GUM TECH INTERNATIONAL, INC.
                           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                           Common Stock                      Retained
                                                 ------------------------------              Earnings
                                                   Shares               Amount              (Deficit)
                                                   ------               ------              ---------

Balance at December 31, 1994                     3,016,740           $  279,000           $   246,051

Cash dividends                                          --                   --               (37,449)

Issuance of common stock in
 private offering (net of
 offering costs of $117,883)                       420,000              638,117                    --

Net income                                              --                   --               497,471
                                                 ---------           ----------           -----------

Balance at December 31, 1995                     3,436,740              917,117               706,073

Issuance of common stock upon
 exercise of stock options                         132,000              234,000                    --

Issuance of common stock and
 warrants in public offering
 (net of offering costs of
  $1,466,057)                                    1,380,000            6,813,943                    --

Net loss                                                --                   --            (2,635,895)
                                                 ---------           ----------           -----------

Balance at December 31, 1996                     4,948,740           $7,965,060           $(1,929,822)
                                                 =========           ==========           ===========













                                The accompanying notes are an integral
                                 part of these financial statements.

                                       GUM TECH INTERNATIONAL, INC.
                                         STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                          1996                 1995
                                                                          ----                 ----

Cash Flows From Operating Activities:
  Net income (loss)                                                   $(2,635,895)          $   497,471
  Adjustments to reconcile net income (loss) to cash (used)
   by operating activities:
    Depreciation                                                          454,654                13,077
    Provision for bad debts                                                20,111                11,000
    Loss on disposal of assets                                             11,036                    --
    Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                           161,348              (661,302)
     (Increase) in inventories                                           (468,279)             (663,928)
     (Increase) in income tax receivable                                 (234,440)                   --
     (Increase) in prepaid expenses and other                            (826,172)              (43,940)
     (Increase) in deposits and other                                     (80,401)              (52,207)
     Increase (decrease) in accounts payable and
      accrued expenses                                                   (133,330)              102,235
     Increase in customer deposits                                         28,541                36,959
                                                                      -----------           -----------

          Net Cash (Used) By Operating Activities                      (3,702,827)             (760,635)
                                                                      -----------           -----------

Cash Flows From Investing Activities:
  Capital expenditures                                                   (572,602)             (864,322)
  Increase in notes receivable                                           (216,000)             (100,000)
  Receipt of principal on notes receivable                                     --               100,000
  Deposits on purchase of equipment and other                            (248,407)             (667,623)
                                                                      -----------           -----------

          Net Cash (Used) By Investing Activities                      (1,037,009)           (1,531,945)
                                                                      -----------           -----------

Cash Flows From Financing Activities:
  Proceeds from borrowing                                                 706,397             2,400,000
  Principal payments on notes payable                                  (2,589,330)              (41,742)
  Issuance of common stock                                              8,514,000               756,000
  Cash dividends                                                               --               (37,449)
  Offering costs incurred                                              (1,277,807)             (306,133)
                                                                      -----------           -----------

          Net Cash Provided By Financing Activities                     5,353,260             2,770,676
                                                                      -----------           -----------

          Net Increase in Cash and Cash Equivalents                       613,424               478,096

          Cash and Cash Equivalents at Beginning of Year                  503,327                25,231
                                                                      -----------           -----------

          Cash and Cash Equivalents at End of Year                    $ 1,116,751           $   503,327
                                                                      ===========           ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
    Interest                                                          $   327,031           $     3,191
    Income taxes                                                           24,409               246,442

Supplement Disclosure of Non-cash Investing and
   Financing Activities:
    Capital lease obligations incurred for new
    equipment                                                         $ 1,194,544           $        --












                               The accompanying notes are an integral
                                 part of these financial statements.

                     GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


1. Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------
     Organization
     ------------
     Gum Tech International, Inc. (the "Company") was incorporated in Utah on February 4, 1991 to develop, market and distribute specialty chewing gum products under its own brand names and on a private label basis for other chewing gum marketers. The Company currently markets chewing gum products with certain ingredients added to promote weight control, energy endurance, oral hygiene and breath freshness. The Company also markets chewing gum products which include anti-oxidant vitamins, zinc, calcium and anti-smoking preparations.

     Amendment  to  Authorized  Common and  Preferred  Shares and Stock Split
     ------------------------------------------------------------------------
     In March 1995, the Company's stockholders adopted a resolution approving a five for one stock split of the issued and outstanding common shares. The Company's Board of Directors also authorized, and the shareholders approved, an amendment and restatement of the Company's Articles of Incorporation, to increase the number of authorized shares of common stock from 1,000,000 to 10,000,000 shares and to authorize the issuance of up to 1,000,000 shares of preferred stock.

     In December 1995, the Company approved a two for one stock split of the issued and outstanding common shares. All share information and per share data have been retroactively restated for all periods presented to reflect the stock splits and increase in authorized shares.

     Inventories
     -----------
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out pricing method.

     Property and Equipment
     ----------------------
     Depreciation of the primary asset classifications is calculated based on the following estimated useful lives using the straight-line method.

               Classification                      Useful Life in Years
               --------------                      --------------------
             Machinery and equipment                        5-10
             Office furniture and equipment                 5
             Leasehold improvements                         10

     Depreciation of property and equipment charged to operations is $454,654 and $13,077 for the years ended December 31, 1996 and 1995, respectively.

     Revenue Recognition
     -------------------
     The Company recognizes revenue from product sales upon shipment to the customer.

     Stock-Based Compensation
     ------------------------
     During the year ended December 31, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123,

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


 1.  Organization and Summary of Significant Accounting Policies (Continued)
 ---------------------------------------------------------------------------

     Stock-Based Compensation (Continued)
     ------------------------------------
     "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". See Note 7 for pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

     Income Taxes
     ------------
     Beginning January 1, 1993, the Company was an S corporation under the provisions of the Internal Revenue Code and, accordingly, no provision was made for income taxes since all income, deductions, gains, losses and credits were reported on the tax returns of the stockholders. The S corporation status of the Company terminated on November 18, 1994 and, thereafter, the Company became a taxable entity. Effective November 18, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." SFAS No. 109 requires the liability method of accounting for income taxes. Deferred income taxes result from temporary differences in the recognition of revenue and expenses for income tax and financial reporting purposes. These differences are primarily due to depreciation.

     Deferred Offering Costs
     -----------------------
     In connection with the Company's public offering (Note 6), costs incurred to complete the offering have been deferred and were offset against the proceeds of the offering.

     Net(Loss) Income Per Share of Common Stock
     ------------------------------------------
     Net income (loss) per share of common stock is based upon the weighted average number of outstanding shares of common stock and, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common shares, options and warrants issued by the Company at prices below the assumed initial public offering price during the twelve months immediately preceding the offering date are included in the calculation as if they were outstanding for all periods presented.

     Cash and Cash Equivalents
     -------------------------
     For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

     Estimates
     ---------
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


 1. Organization and Summary of Significant Accounting Policies (Continued)
 -------------------------------------------------------------------------

     Estimates (Continued)
     ---------------------

     liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Restricted Cash
------------------
     Cash of  $54,629  was held as  collateral  by a bank for a letter of credit
     issued  to  the  lessor  of  the  Company's   manufacturing  and  warehouse
     facilities.

3. Inventories
--------------

     Inventories at December 31, 1996 consist of the following:

             Raw materials and packaging            $  591,032
             Work in process                           361,059
             Finished goods                            414,853
                                                    ----------

                Total                               $1,366,944
                                                    ==========

4. Long-Term Debt
-----------------
     Long-term debt consists of the following:

     Obligations Under Capital Leases
     --------------------------------
     8.8% to 9.4%  installment  notes  due in
     2002 and 2003 with monthly principal and
     interest     payments     of    $30,057,
     collateralized by equipment.  At the end
     of  the  lease  term  the   Company  may
     purchase the equipment for a price equal
     to the  greater of the then fair  market
     value,  or 20% of  original  cost of the
     equipment,  with the fair  market  value
     not to exceed 30% of the  original  cost
     of the  equipment.  If the Company  does
     not  exercise  the  purchase  option the
     lease may be extended for an  additional
     one year term.                                         $1,669,707

     9.4% installment  notes due in 2002 with
     monthly  principal and interest payments
     of $1,000, collateralized by equipment.                    41,914
                                                            ----------

     Total Long-Term Debt                                    1,711,621

     Less current portion of long-term debt                   (223,567)
                                                            ----------

     Long-Term Debt                                         $1,488,054
                                                            ==========

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


4. Long-Term Debt (Continued)
-----------------------------

     Installments due on debt principal, including the capital leases, at December 31, 1996 are as follows:

                 Year Ending
                December 31,
                    1997                               $  223,567
                    1998                                  245,158
                    1999                                  268,837
                    2000                                  294,806
                    2001                                  313,996
                 Later Years                              365,257
                                                       ----------

                    Total                              $1,711,621
                                                       ==========

5. Income Taxes
---------------

     The components of the provision for income taxes are as follows:

                                                 1996                   1995
                                                 ----                   ----

             Current:
                Federal                        $(232,371)              $234,440
                State                                 --                 36,410
                                               ---------               --------
                  Total                         (232,371)               270,850
                                               ---------               --------

             Deferred:
                Federal                               --                     --
                State                                 --                     --
                                               ---------               --------
                  Total                               --                     --
                                               ---------               --------

             Total Provision
              for Income Taxes                 $(232,371)              $270,850
                                               =========               ========


     The $232,371 benefit for income taxes for the year ended December 31, 1996 is the result of the carryback of the net operating loss for 1996 to prior tax years which resulted in an income tax refund receivable of $234,440.

     The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

                                                        1996         1995
                                                        ----         ----

             Federal statutory rate                      (34)%         34%
             State franchise taxes,
              net of federal benefits                     (5)           3
             Valuation allowance                          32           --
             Other                                        (1)          (2)
                                                         ---           --

                  Total                                   (8)%         35%
                                                         ===           ==

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


5. Income Taxes (Continued)
---------------------------

     The following is a reconciliation of the provision for income taxes to income before provision for income taxes computed at the federal statutory rate of 34%.

                                                1996               1995
                                                ----               ----

      Income taxes at the federal
       statutory rate                          $(975,210)        $261,229
      State income taxes, net of
       federal taxes                            (135,712)          25,355
      Net operating loss carryover                    --          (12,372)
      Nondeductible expenses                       6,550            4,157
      Valuation allowance                        912,512               --
      Other                                      (40,511)          (7,519)
                                               ----------        --------

           Total                               $(232,371)        $270,850
                                               =========         ========

     Significant components of deferred income taxes as of December 31, 1996 are as follows:

     Net operating loss carryforward                          $ 862,493
     Depreciation                                                63,825
     Other                                                      (13,806)
                                                              ---------

     Total deferred tax asset                                   912,512
     Less valuation allowance                                  (912,512)
                                                              ---------

     Net Deferred Tax Asset                                   $      --
                                                              =========

     The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that is more likely than not that no deferred tax assets will be realized. The valuation allowance of $912,512 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

     At December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $2,300,000 and $3,000,000, respectively. Such carryforwards expire in the year 2011 and 2001 for federal and state purposes, respectively.

6. Stockholder's Equity
-----------------------
     Private Offering of Common Stock
     --------------------------------
     In January 1996, the Company sold 619,175 shares of its common stock at $5.00 per share through an Underwriter. The Company paid a sales commission of 10% of the gross proceeds of the common stock sold. All of the net proceeds of the offering ($2,786,288) were used to repurchase from Brett Bouchy, a principal stockholder of the Company, and retire, 619,175 shares of the Company's common stock held by

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


 6.  Stockholder's  Equity  (Continued)
 -------------------------------------
     Private Offering of Common Stock (Continued)
     --------------------------------------------
     Mr. Bouchy at a repurchase price of $4.50 per share. Other expenses of the offering, including legal fees, accounting fees, printing and other expenses were paid by Mr. Bouchy.

     Public Stock Offering
     ---------------------
     The closing for the Company's IPO occurred on April 30, 1996. The Company sold 400,000 units of its securities, each unit consisting of three shares of the Company's common stock and one redeemable common stock purchase warrant to the public at $18.00 per unit. Each warrant is exercisable to purchase one share of common stock at $7.50 per share for a period of five years until April 24, 2001 and may be redeemed by the Company for $.01 per warrant if the closing price of the common stock on the NASDAQ National Market System is at least $9.00 per share for 20 consecutive trading days. In May 1996, the Underwriter exercised its option to purchase an additional 60,000 units from the Company to cover over-allotments.

     The Company paid the Underwriter a commission equal to ten percent of the gross proceeds of the offering and a non-accountable expense allowance equal to three percent of the gross proceeds of the offering. In connection with the offering, the Company issued the Underwriter a warrant, for $100, to purchase up to 40,000 units for $24.75 per unit. The Underwriter's warrant is exercisable for a period of four years beginning April 24, 1997. The units subject to the Underwriter's warrant are identical to the units sold to the public.

7. Stock Option and Warrants
----------------------------
     Stock Option Plan
     -----------------
     In March 1995, the Company adopted a stock option plan (the "Plan") which provides for the grant of both incentive stock options and non-qualified options. A total of 1,200,000 shares of common stock have been reserved for issuance under the Plan. The Plan was amended in May 1996 to increase the shares available for issuance to 1,500,000. Incentive stock options are issuable only to eligible officers, directors, key employees and consultants of the Company. The Plan is administered by a committee selected by the Board of Directors, which determines those individuals who shall receive options, the time period during which the options may be exercised, the number of shares of common stock that may be purchased under each option, and the option price. Unless sooner terminated, the Plan shall remain in effect until January 1, 2005.

     The per share exercise price of the common stock may not be less than the fair market value of the common stock on the date the option is granted. The aggregate fair market value (determined as of the date the option is granted) of the common stock that any employee may purchase in any calendar

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


7. Stock Options and Warrants (Continued)
-----------------------------------------
     Stock Option Plan (Continued)
     -----------------------------
     year pursuant to the exercise of incentive stock options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him, more than 10% of the total combined voting power of all classes of stock of the Company shall be eligible to receive any incentive stock options under the Plan unless the option price is at least 110% of the fair market value of the common stock subject to the option, determined on the date of grant.

     The exercise date of an option granted under the Plan cannot be later than three years from the date of grant. All options granted under the Plan provide for the payment of the exercise price in cash or, with the prior written consent of the Company, by delivery to the Company of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment.

     The following table contains information on the stock options under the Company's Plan for the years ended December 31, 1995 and 1996. The outstanding agreements expire from March 1998 to December 1999.

                                                 Number of     Weighted Average
                                                  Shares        Exercise Price
                                                  ------        --------------
             Options outstanding at
              January 1, 1995                           --           $  --
               Granted                             750,000            1.64
               Exercised                                --              --
               Cancelled                                --              --
                                                 ---------           -----

             Options outstanding at
              December 31, 1995                    750,000            1.64
               Granted                             700,000            6.11
               Exercised                          (132,000)           1.77
               Cancelled                                --              --
                                                 ---------           -----

             Options outstanding at
              December 31, 1996                  1,318,000           $4.00
                                                 =========           =====


     Non-qualified Stock Options
     ---------------------------
     The Company has granted non-qualified stock options to consultants, distributors and other individuals. The outstanding agreements expire from April 1998 to October 1998. The following table contains information on all of the stock options, except those granted under the Company's stock option plan, for the years ended December 31, 1995 and 1996.

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


 7.  Stock Options and Warrants (Continued)
 ------------------------------------------
     Non-qualified Stock Options (Continued)
     ---------------------------------------

                                               Number of      Weighted Average
                                                Shares         Exercise Price
                                                ------         --------------
             Options outstanding at
              January 1, 1995                        --             $  --
               Granted                          500,000              2.98
               Exercised                             --                --
               Cancelled                             --                --
                                                -------             -----

             Options outstanding at
              December 31, 1995                 500,000              2.98
               Granted                               --                --
               Exercised                             --                --
               Cancelled                       (140,000)             6.00
                                               --------             -----

             Option outstanding at
              December 31, 1996                 360,000             $1.80
                                               ========             =====

     The Company adopted Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) during the year ended December 31, 1996. In accordance with the provisions of SFAS 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees, " and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and earnings per share would be reduced to the following pro forma amounts:

                                                1996            1995
                                                ----            ----

        Net income (loss):
               As reported                   $(2,635,895)     $497,471
               Pro forma                     $(4,185,208)     $349,508

        Net income (loss) per
          share of common stock:
               As reported                         $(.60)         $.11
               Pro forma                           $(.95)         $.08

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 1996 and 1995.

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


7. Stock Options and Warrants (Continued)
-----------------------------------------

                                               1996             1995
                                               ----             ----

             Risk-free interest rate            5.88%              6.44%
             Expected life                    2 years            2 years
             Expected volatility               58.73%                .5%
             Expected dividend yield               0%                 0%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock based compensation plans.

     The following table summarized information about stock based compensation plans outstanding at December 31, 1996:

     Options Outstanding and Exercisable by Price Range as of December 31, 1996:


                                    Options Outstanding                           Options Exercisable
                                    -------------------                           -------------------

                                        Weighted
                                         Average          Weighted                              Weighted
        Range of                        Remaining          Average                               Average
        Exercise         Number        Contractual        Exercise             Number           Exercise
         Prices        Outstanding     Life-Years           Price            Exercisable          Price
         ------        -----------     ----------           -----            -----------          -----

      $1.50 - 2.00       618,000          1.25              $1.61              618,000            $1.61
      $6.00 - 6.13       700,000          2.94              $6.11              700,000            $6.11
      ------------     ---------          ----              -----            ---------            -----

      $1.50 - 6.13     1,318,000          2.15              $4.00            1,318,000            $4.00
      ============     =========          ====              =====            =========            =====


     Warrants
     --------
     In 1995, the Company borrowed $1,550,000 from a group of four lenders ("1995 Bridge Loan"). As additional consideration for the 1995 Bridge Loan, the Company issued an aggregate of 465,000 common stock purchase warrants to the lenders. Each warrant is exercisable to purchase one share of the Company's common stock at $2.00 per share in perpetuity. All 465,000 of the warrants are outstanding at December 31, 1996.

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


8. Preferred Stock
------------------
     The authorized preferred stock of the Company consists of 1,000,000 shares, no par value. The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The rights, preferences and limitations of separate series of preferred stock may differ with respect to such matters as may be determined by the Board of Directors, including without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any), and voting rights. Unless the nature of a particular transaction and applicable statutes require approval, the Board of Directors has the authority to issue these shares without shareholder approval.

9. Commitments and Contingencies
--------------------------------
     Leases
     ------
     The Company leases its office facilities, manufacturing and warehouse facilities and certain equipment under long-term leasing arrangements. The Company's manufacturing and warehouse facilities lease contains two three year renewal options. In addition, the Company's executive offices contains a two year renewal option. The following is a schedule of future minimum lease payments at December 31, 1996 under the Company's capital leases (together with the present value of minimum lease payments) and operating leases that have initial or remaining noncancellable lease terms in excess of one year:

      Year Ending            Capital
      December 31,           Leases             Facilities           Total
      ------------           ------             ----------           -----
       1997                 $  372,692          $  156,109        $  528,801
       1998                    372,692             163,832           536,524
       1999                    372,692             125,915           498,607
       2000                    372,692             131,976           504,668
       2001                    363,689             132,527           496,216
       Thereafter              385,412             555,980           941,392
                            ----------          ----------        ----------

     Total Minimum
      Lease Payments         2,239,869          $1,266,339        $3,506,208
                                                ==========        ==========

     Less amount
      representing
      interest                 528,248
                            ----------
     Present Value
      of Net Minimum
      Lease Payments        $1,711,621
                            ==========

     Rental expense charged to operations was $176,994 and $53,362 for the years ended December 31, 1996 and 1995, respectively.

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


9. Commitments and Contingencies (Continued)
--------------------------------------------
     Leases (Continued)
     ------------------
     Leased equipment under capital leases as of December 31, 1996 is as follows:

        Equipment                                        $1,900,951
        Less accumulated depreciation                       227,781
                                                         ----------

        Net Property and Equipment Under
         Capital Leases                                  $1,673,170
                                                         ==========

     Employment Agreements
     ---------------------
     In January 1996, the Company entered into an employment agreement with Mr. Bernstein through December 31, 2000 which may be extended until December
     31, 2005 at Mr. Bernstein's option if the Company's net sales (as hereinafter defined) for the calendar year ending December 31, 2000 exceed $50 million. Under the employment agreement, Mr. Bernstein is to receive a base salary of $100,000 with subsequent annual base salaries equal to 2% of the Company's prior year's net sales but in no event may such annual base salary exceed $500,000. "Net sales" are defined as gross sales from the sale of all products in the "Target Markets", which in turn are defined as all markets except (i) the natural food markets, (ii) private label markets or (iii) markets developed from direct response television infomercial advertising. In addition, Mr. Bernstein is entitled to an annual bonus equal to (i) 5% of the first $5 million of net sales in excess of the prior year's net sales, (ii) 4% of the next $5 million of net sales in excess of the prior year's net sales, (iii) 3% of the next $5 million of net sales in excess of the prior year's net sales and (iv) 2% of all net sales in excess of $20 million of net sales in the prior year.

10. Related Party Transactions
------------------------------

     On November 18, 1994, Gregory Gossett, the Company's founder, President and majority stockholder, sold 1,550,000 shares of his common stock in the Company to Dale Holdings, Inc., LDC ("Dale") for $750,000, or $.48 per share. On the same date, the Company sold an additional 516,740 shares to Dale for $250,000, or $.48 per share.

     In February 1995, Dale sold an aggregate of 367,150 shares of common stock of the Company held by it to a group of eleven investors for $560,000, or $1.53 per share. After paying commissions of $56,000, Dale loaned the remaining $504,000 to the Company, evidenced by a promissory note. In May 1995 the Company and Dale each sold 420,000 shares of the Company's common stock through an Underwriter at $1.80 per share and paid a commission of 10% of the gross proceeds of the common stock. Dale loaned the Company $346,000 from the proceeds of the common stock sold by it, which is evidenced by a promissory note. Both loans from Dale were collateralized by all of the Company's accounts receivable,

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


10. Related Party Transactions (Continued)
------------------------------------------
     inventory and equipment. The notes were distributed to Dale's two partners in December 1995 and the notes were subordinated to the Company's equipment lease and were repaid in 1996.

     On March 24, 1995, the Company entered into an employment agreement with Richard Ratcliff, its then Chief Executive Officer, which provides for a salary, bonus, stock options and loan to Mr. Ratcliff. In March 1996, the employment agreement was amended to delete the bonus provision.

     The Company entered into exclusive U.S. and foreign distribution agreements (the "Distribution Agreements") with Bernstein Bros. Marketing Incorporated (doing business as National Distributing) ("National"). National held exclusive rights to market the Company's ChromaTrim gum to retailers within the United States, except retailers in the natural food industry, the private label market or directly to customers ("direct response") through media advertisements and infomercials broadcast on cable television networks. United Merchants, Inc. ("UMI") held rights to market the same products on a direct response basis within the United States and both on a direct response basis and to retail accounts outside the United States.

     In January 1996, the Company, National and UMI cancelled their exclusive U.S., and foreign Distribution Agreements. The Company entered into a two year agreement with National pursuant to which the Company agreed to sell National, on a non-exclusive basis, ChromaTrim and CitrusSlim chewing gum for sale by National solely to non-chain convenience stores, grocery stores, drugstores and other similar retail food stores. The Company entered into a two year agreement with UMI pursuant to which the Company agreed to sell to UMI on a non-exclusive basis ChromaTrim and CitrusSlim chewing gum for sale by UMI solely in the United States through direct response television infomercial advertising.

     Richard Bernstein, a director of the Company, is an executive officer and director of National and a principal stockholder of UMI. The Distribution Agreements, which primarily relate to the Company's ChromaTrim chewing gum, represented 17.3% and 69.5% of the Company's total sales for the years ended December 31, 1996 and 1995, respectively. Trade accounts receivable from National and UMI combined were $227,047 and $775,130 at December 31, 1996 and 1995, respectively. Payments are generally due within 30 days of the invoice date.

     The Company loaned $100,000 to National at 8% interest in December 1994 which was evidenced by a promissory note due in 1995. The $100,000 principal and $3,000 interest was repaid to the Company in March 1995.

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


10. Related Party Transactions (Continued)
------------------------------------------

     The Company has notes receivable from officers and directors as of December 31, 1996, as follows:

     8% unsecured note due from the Company's
     Senior Vice  President,  with  principal
     and interest due in December 1997.                        $100,000

     8% unsecured note due from the Company's
     Vice   President,   with  principal  and
     interest due in January 1998.                              150,000

     8% unsecured note due from the Company's
     President  and CEO,  with  principal and
     interest   payable  out  of  stock  sale
     profits,  if stock sale  profits are not
     sufficient to repay the loan by November
     1999, then the balance will be converted
     to compensation.                                           66,000
                                                              --------

             Total                                            $316,000
                                                              ========

          The Company repaid notes payable to stockholders in the amount of $2,150,000 in 1996 together with interest at 8% in the amount of $159,943.

 11.  Concentration of Credit Risk and Major Customers
      ------------------------------------------------
          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its cash equivalents and short term investments with high credit quality financial institutions and limits its credit exposure with any one financial institution. The Company's accounts receivable are due from customers located throughout the United States and various foreign countries. The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral. The Company obtains letters of credit form its foreign customers to limit its exposure to credit risk on its accounts receivable. The Company maintains reserves for potential credit losses, and such losses have not exceeded management's expectations.

          Sales to major customers, as a percentage of net sales, for the years ended December 31, 1996 and 1995 were as follows:

                                             1996             1995
                                             ----             ----

             Customer A                      14.1%            42.8%
             Customer B                                       26.7%
             Customer C                      19.3%
             Customer D                      11.2%

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


12. Subsequent Events
---------------------

          On March 6, 1997, the Company completed the sale of $2,530,000 of convertible debentures. The convertible debentures bear interest at 11% per annum which is payable on a quarterly basis. The debentures are interest only until January 1, 2000 at which time the principal and interest will be paid in twenty-four equal monthly installments through January 1, 2002. The debentures are convertible into shares of the Company's common stock at $4.75 per share. The common stock issuable under the convertible debentures carries certain registration rights after July 31, 1997 and are subject to a lock-up agreement with the Company which prohibits the holder from selling their common stock prior to January 31, 1998.

          The Company paid the Private Placement Agent a commission of 10% of the gross proceeds of the debentures.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
-------  -------------------------------------------------

     There have been no changes in or disagreements with accountants on accounting or financial disclosure.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------  ----------------------------------------------------------

Directors and Executive Officers

     The name, age and position of each of the Company's executive officers and directors are set forth below:


     Name                        Age                         Position
     ----                        ---                         --------
Richard Ratcliff(1)(2)           62        Chairman of the Board of Directors and Senior Vice
                                           President
Gerald N. Kern(1)(2)             59        Chief Executive Officer, President and Director
Lester Goldstein                 52        Vice President of Operations
Gary S. Kehoe                    38        Chief Operating Officer and Director
Richard Bernstein                36        Vice President of Marketing and Director
Roy Kaplan                       62        Vice President of Sales
Jeffrey L. Bouchy                31        Secretary, Treasurer and Chief Financial Officer
William G. Meris(1)              31        Director
Robert J. Kwait(2)               61        Director


----------

(1)  Member of the Audit Committee.
(2)  Member of the Stock Option Plan/Compensation Committee.

     Directors hold office for a period of one year from their election at the annual meeting of stockholders or until their successors are duly elected and qualified. Officers of the Company are elected by, and serve at the discretion of, the Board of Directors. The Company's executive officers were all leased employees from the commencement of their employment with the Company through December 31, 1995, when the Company's employee leasing agreement was cancelled by it. In August 1996 and May 1996, respectively, Messrs. Earl K. Manhold III and Robert H. Wood resigned as directors and in August 1996, Mr. Meris was elected a director. In August 1996, (i) Mr. Ratcliff resigned as the Company's Chief Executive Officer and was appointed its Chairman and Senior Vice President, (ii) Mr. Epert resigned as President of the Company and was appointed its Vice Chairman and Executive Vice President and (iii) Gerald N. Kern was appointed Chief Executive Officer, President and a director. On December 5, 1996, Messrs. Epert and Gossett resigned as officers and directors and Robert J. Kwait was appointed as a director. Mr. Monte resigned as a director in October 1996.

Background

     The following is a summary of the business experience, for at least the last five years, of each executive officer and director of the Company:

     Richard Ratcliff became Chief Executive Officer and a director of the Company in March 1995. Mr. Ratcliff was the co-founder with Mr. Epert and an executive officer of Food For Health Co., Inc., a health food distributor, from 1971 until he sold the company with Mr. Epert in 1991. From 1991 until he became Chief Executive Officer of the Company in March 1995, he was a passive investor for his own account. Since 1991, he has also been President of Niche, Inc., a privately-held company through which he provides consulting services on matters relating to the natural food industry. Mr. Ratcliff is also (i) a director of First Community Financial Corp., an asset-based lender, (ii) a salaried officer, director and principal stockholder of Meris Financial, Inc., a privately-held investment firm, and (iii) was formerly a director of Interhealth Nutritionals, Inc., a privately-held producer of health food ingredients, including an ingredient used by the Company in one of its chewing gum products. See "Certain Transactions." Mr. Ratcliff resigned as the Company's Chief Executive Officer in August 1996 and is currently Chairman of the Board of Directors and Senior Vice President of the Company. He devotes such time as is necessary to the Company's affairs.

     Gerald N. Kern became the Company's Chief Executive Officer, President and a director in August 1996. From 1983 to 1994, he was President and Chief Operating Officer of Meditech Pharmaceuticals, Inc., a manufacturer of proprietary drugs. From August 1994 until August 1996, he was President of Aura Interactive, a manufacturer of interactive consumer products. Prior to serving at Meditech, Mr. Kern was the Executive Vice President and Chief Operating Officer of Max Factor, one of the world's largest cosmetics companies, from 1977 to 1980. Mr. Kern was a division President and corporate Vice President for International Playtex from 1967 to 1977.

     Lester Goldstein was employed by Aura Systems from 1992 until he joined the Company in November 1996 as an associate division manager, Vice President of Consumer Products and ultimately Vice President of Operations. From 1989 to 1992, he was employed by TRW and from 1981 to 1989 by Rockwell International. Mr. Goldstein earned a B.A. degree from Hofstra University, and an M.S. and Ph.D degree in Physics from Polytechnic Institute of Brooklyn.

     Gary S. Kehoe was employed by LifeSavers Company, a division of Nabisco Food Group, Inc., in various capacities from 1976 until he joined the Company in June 1995 as its Chief Operating Officer and a director. As a Senior Food Technologist for LifeSavers, Inc., Mr. Kehoe developed six bubble gum flavors and was listed as an inventor or co-inventor on 12 U.S. chewing gum patents filed by Lifesavers, Inc.

     Richard Bernstein joined the Company in January 1996 as its Vice President of Marketing. Since 1991, he has also been President, a director and principal stockholder of Bernstein Bros. Marketing Corporation (doing business as National Distributing). National Distributing markets retail consumer products including the Company's ChromaTrim and CitrusSlim chewing gum products. See "ITEM 12." Mr. Bernstein graduated from the University of Southern California in 1981 with a Bachelor of Science degree and became a director of the Company in April 1995. He devotes such time as is necessary to the Company's affairs.

     Roy Kaplan was the President of Mayday, Inc., a manufacturer of motion sickness products from 1989 to 1997. From 1984 to 1989, he was Vice President and General Sales Manager of Mass Industries. He joined the Company in January 1997.

     Jeffrey L. Bouchy earned his Bachelor of Science degree in Accounting from Arizona State University in 1989 and his Master of Science degree in Sports Management from West Virginia University in 1992. From 1992 to 1993, he was assistant to the Director of Finance at the Charlotte Coliseum, a sports and events facility in Charlotte, North Carolina. From 1993 until 1994, he was President of Southwest Food Services, Inc., a privately-held fast food franchise based in Phoenix, Arizona. From 1994 until he joined the Company in May 1995 as its Chief Financial Officer, he was a production manager at Fun Tees, Inc., a privately-held apparel manufacturer.

     William G. Meris was employed by Prudential Securities, Inc. from 1987 until 1994, first as an intern in the Corporate Finance Department, and then as a retail stockbroker from 1989 until April 1994. Subsequently, he was employed as a retail stockbroker by Franklin-Lord, Inc. from May 1994 to August 1994. From October 1994 until March 1995, Mr. Meris was a co-owner of Cyberia, Inc., a virtual reality entertainment firm. From January 1995 until June 1995, he was also a co-manager of Meris Financial, Inc., a private investment and consulting company. Since June 1995, Mr. Meris has been President of WGM Corporation, which acts as the General Partner of The Monolith Fund, a private investment limited partnership. He is also a director of Interhealth Nutritionals, Inc. He earned a Bachelor of Science degree in Business Administration from Arizona State University.

     Robert J. Kwait has been the President and controlling stockholder of Robert J. Kwait & Associates, Inc. ("RJK") since 1981. RJK develops store brands for retailers and contract manufacturers and has specialized in introducing store brands for feminine hygiene, adult incontinence, sun care, vitamins, diagnostics, infant products and over-the-counter cold remedies to drug store chains. RJK serves as a manufacturing consultant and as a sales representative. As a manufacturing consultant, RJK assists manufacturers in product development, pricing strategies, packaging issues, marketing programs and retail trade relations. As a sales representative, RJK introduces new products, develops packaging, creates customer marketing programs for individual retailers and provides retailers with industry updates including key market trends. Mr. Kwait earned a Bachelor of Arts degree from Boston University and a Juris Doctorate degree from Case Western Reserve University Law School.

Information With Respect to Delinquent Filers

     Three of the Company's directors (Messrs. Epert, Bernstein and Gossett) inadvertently failed to file one Form 4 each during the calendar year ended December 31, 1996. Messrs. Epert and Bernstein subsequently filed a Form 5 reporting the Form 4 transaction.

Significant Employee

     Richard A. Sigtermans was Manager of Quality Control and Information Systems for the Company from October 1995 until his promotion to Production Manager in September 1996. In such capacity, Mr. Sigtermans is responsible for chewing gum production and also administers the Company's management information and quality assurance departments. From 1991 to 1993, he was employed by Lifesavers Company, a division of Nabisco Food Group, Inc., in its new product development group. From 1993 until he joined the Company in October 1995, he was employed by Compac Corporation, a division of TriMas Corporation, first as its Quality Project Coordinator and then as its Computer Operations Supervisor. Mr. Sigtermans graduated from GMI Engineering & Management Institute with a Bachelor of Science degree in 1991.

ITEM 10.  EXECUTIVE COMPENSATION

     None of the Company's executive officers or directors currently receive compensation in excess of $100,000 per year except Mr. Kern, Mr. Goldstein and Mr. Kaplan. See below.

     On August 21, 1996, the Company entered into an employment agreement with Mr. Kern through December 31, 1997 extendable at the Company's option for an additional one year. Under the employment agreement, Mr. Kern receives a salary of $150,000 per year (with annual increases of $50,000 beginning in August
1997), was granted an option to purchase 50,000 shares of the Company's Common Stock at $6.00 per share under the 1995 Stock Option Plan and was advanced a loan of $66,000 from the Company. Mr. Kern will receive a bonus equal to 5% of the Company's after tax net income for the year ending December 31, 1997, if his employment is extended for the 1998 calendar year. In December 1996, the Company extended Mr. Kern's employment agreement and his stock options for three additional years through December 31, 2000.

     On September 1, 1996, the Company entered into an employment agreement with Mr. Goldstein, the Company's Vice President of Operations, terminable upon 30 days notice by either party. The employment agreement provides for a salary of $120,000 annually through December 31, 1997 and $145,000 annually for the year ending December 31, 1998. Mr. Goldstein will also receive a bonus equal to 1% of the Company's after tax net income for the years ended December 31, 1997 and 1998, prorated if his employment is terminated prior to end of either calendar year.

     On January 1, 1997, Roy Kaplan, a Vice President of the Company, entered into an employment agreement with the Company for the same employment term and providing for the same salary and bonus as Mr. Goldstein.

     The following table discloses certain compensation paid to the Company's executive officers for the years ended December 31, 1994, 1995 and 1996.



                                            Summary Compensation Table
                                                                          Long Term Compensation
                               Annual Compensation                        Awards          Payouts
                               -------------------                        -----------------------

    (a)          (b)          (c)            (d)           (e)              (f)            (g)             (h)              (i)
Name
and
Prin-                                                     Other                                                             All
cipal                                                    Annual         Restricted                                         Other
Posi-                                                    Compen-           Stock        Options/          LTIP            Compen-
tion            Year       Salary($)      Bonus($)      sation($)       Award(s)($)      SARS(#)       Payouts($)        sation($)
----            ----       ---------      --------      ---------       -----------      -------       ----------        ---------

Gregory W.
Gossett,        1994        26,460            0             0                0              0               0                0
President       1995           0              0         31,000(1)            0              0               0                0

Richard
Ratcliff,
Chief
Executive       1995        27,500            0             0                0         520,000(2)           0                0
Officer         1996        54,000            0             0                0              0               0                0

Gerald N.
Kern,
Chief
Executive
Director        1996        56,250            0             0                0         300,000(3)           0                0

----------

(1)  Represents consulting fees paid by the Company.
(2) Represents options to purchase up to 520,000 shares at $1.50 per share until March 1998.
(3) Represents options to purchase 50,000 shares at $6.00 per share until August 1999 and 250,000 at $6.125 per share until December 1999.

Option Grants in Last Year and Stock Option Grant

     The following table provides information on option grants during the year ended December 31, 1996 to the named executive officers:


                                             % of Total
                                           Options Granted
                         Options            to Employees            Exercise             Expiration
       Name              Granted             in the Year              Price                 Date
       ----              -------             -----------              -----                 ----
Gerald N. Kern          50,000(1)               7.2%                $6.00(1)           August 1999(1)
Gerald N. Kern         250,000                 35.7%                $6.13(1)
December 1999(1)

(1)  See footnote (1) to the Summary Compensation Table.

Aggregate Option Exercise in Last Year and Year-End Option Values

     The following table provides information on the value of the named executive officer's unexercised options at December 31, 1996. An aggregate of 132,000 shares of Common Stock were acquired upon exercise of options during the year ended December 31, 1996.


                                                                             Value of Unexercised
                                 Number of Unexercised                       In-The-Money Options
                                Options at Year End (1)                         at Year End (1)
                                -----------------------                         ---------------

       Name              Exercisable          Unexercisable          Exercisable          Unexercisable
       ----              -----------          -------------          -----------          -------------

Richard Ratcliff            468,000                 0                 $2,164,500                0
Gerald N. Kern              300,000                 0                 $    6,250                0

(1)  Based upon a price of $6.125 per share on December 31, 1996.

     The Company's nonsalaried directors receive reimbursement for out-of-pocket expenses incurred in attending Board of Directors' meetings and have been granted stock options under the Company's 1995 Stock Option Plan.

1995 Stock Option Plan

     In March 1995, the Company adopted a stock option plan (the "Plan") which provides for the grant of options intended to qualify as "incentive stock options" and "nonqualified stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code"). Incentive stock options are issuable only to eligible officers, directors, key employees and consultants of the Company.

     The Plan is administered by the Compensation Committee of the Board of Directors which is comprised of nonemployee directors. At December 31, 1996, the Company had reserved 1,500,000 shares of Common Stock for issuance under the Plan. Under the Plan, the Board of Directors determines which individuals shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option and the option price.

     The per share exercise price of the Common Stock may not be less than the fair market value of the Common Stock on the date the option is granted. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of stock of the Company is eligible to receive incentive stock options under the Plan unless the option price is at least 110% of the fair market value of the Common Stock subject to the option on the date of grant.

     No options may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option may only be exercisable by the optionee. Options may be exercised only during the time the option holder is an employee of the Company or within 90 days of termination of such employment if a Registration Statement on Form S-8 ("S-8") covering the underlying shares was effective as of the date of termination of employment. If an S-8 covering the underlying shares was not effective on the date of termination, then the employee has one year following termination to exercise the options. If an employee is terminated for cause, any unexercised options will be cancelled as of the date of such termination. Options under the Plan must be granted within three years from the effective date of the Plan and the exercise date of an option cannot be later than three years from the date of grant. Any options that expire unexercised or that terminate upon an optionee's ceasing to be employed by the Company become available once again for issuance. Shares issued upon exercise of an option will rank equally with other shares then outstanding.

     As of February 28, 1997, 1,228,000 unexercised options had been granted under the Plan to executive officers and directors and were currently outstanding. The per share exercise prices represented the fair market value of the Company's Common Stock at the date such options were granted, based on prior sales of the Company's Common Stock. The table below sets forth the total number of options issued to each executive officer and director of the Company and the exercise price. Messrs. Kehoe's and Bouchy's options are exercisable until June 1, 1998. All other options are exercisable at various times through January 2000. To date, a total of 132,000 stock options have been exercised.

                                     Total Number of
    Name of Executive                Options Issued            Exercise Price
    -----------------                --------------            --------------
John E. Epert                             20,000                    $1.80
Richard Ratcliff                         468,000                     1.50
Gary S. Kehoe                            150,000               2.00 to $6.125
Jeffrey L. Bouchy                        100,000               2.00 to $6.125
Robert H. Wood                            20,000                     2.00
William G. Meris                          20,000                    6.125
Gerald N. Kern                           300,000               6.00 to $6.125
Lester Goldstein                          50,000                    6.125
Robert J. Kwait                           20,000                    6.375
Richard Bernstein                         30,000                    6.125
Roy Kaplan                                50,000                    6.125
                                      ----------
TOTAL                                  1,228,000
                                       =========

     In addition to the above options issued to executive officers and directors, 202,500 options have been issued to employees ranging in exercise price from $6.125 to $6.375 per share. Additionally, the Company has agreed to issue 100,000 options to three individuals (50,000 options exercisable at $4.50 per share and 50,000 options exercisable at $5.00 per share) for investment banking consulting services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

     The following table sets forth information concerning the holdings of Common Stock (without giving effect to any shares issuable upon exercise of the Public Warrants or the Prior Representative's Unit Warrants) by each person who, as of the date of this Report, holds of record or is known by the Company to hold beneficially or of record, more than 5% of the Company's Common Stock, by each director, and by all directors and executive officers as a group. All shares are owned beneficially and of record. The address of all persons (unless otherwise noted in the footnotes below) is in care of the Company at 4205 North 7th Avenue, Phoenix, Arizona 85013.

                                     Amount of                  Percent of
Name                                 Ownership                     Class
----                                 ---------                     -----
Gerald N. Kern(1)                       300,000                      5.7
Richard Ratcliff(2)                     468,000                      8.6
Gary S. Kehoe(3)                        290,000                      5.6
Jeffrey L. Bouchy(4)                    102,000                      2.0
Gregory W. Gossett                      265,000                      5.4
William G. Meris(5)                      20,000                       .4
Richard Bernstein(6)                     30,000                       .6
Riverlux Trust REG(7)                   645,265                     13.0
Karl B. Berger(8)                       450,000                      8.8
Bruce Jorgenson(9)                      250,000                      5.1
Robert J. Kwait(10)                      20,000                       .4
Lester Goldstein(11)                     50,000                      1.0
All officers and directors as
a group (9 persons)
(1)(2)(3)(4)(5)(6)(10)(11)            1,280,000                     20.7

----------

(1) Includes options to purchase 50,000 shares at $6.00 per share until August 1999 and 250,000 shares at $6.125 per share until December 1999. Does not include an option to purchase 50,000 shares from Mr. Ratcliff at $6.00 per share. See "Item 12."
(2) Includes options to purchase up to 468,000 shares at $1.50 per share until March 1998. Does not include an option held by Mr. Kern to purchase 50,000 shares from Mr. Ratcliff at $6.00 per share. See "Item 12."
(3) Includes warrants to purchase 100,000 shares at $2.00 per share in perpetuity and options to purchase 50,000 shares at $2.00 per share until June 1998 and 100,000 shares at $6.125 at any time until December 1999.
(4) Represents options to purchase 20,000 shares at $2.00 per share until June 1998, 20,000 shares at $2.00 per share until October 1998 and 60,000 shares at $6.125 per share until December 1999.
(5) Represents options to purchase 20,000 shares at $6.125 per share until August 1999.
(6)  Represents  options to purchase  30,000 at $6.125 per share until  December
     1999.

(7) Riverlux Trust REG, whose address is Baahofstrasse 23, CH 6301, Zug, Switzerland, is a Liechtenstein company wholly owned and controlled by Willy P. Verhaegen, Hans P. Bruellman and Doris Moeckli.
(8) Includes warrants to purchase 150,000 shares at $2.00 per share exercisable in perpetuity. Mr. Berger's address is 97 Patterson Road, Joliet, Illinois 60434.
(9)  Dr. Jorgenson's address is 1580 Antelope Drive, #100, Layton, Utah 84041.
(10) Includes options to purchase 20,000 shares at $6.375 per share until January 2000.
(11) Represents options to purchase 50,000 shares at $6.125 per share until December 1999.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     The Company was incorporated on February 4, 1991. Between the date of incorporation and November 1994, the Company issued an aggregate of 2,500,000 shares of its Common Stock to officers, directors and business associates for an aggregate of $29,000, or $.012 per share.

     In November 1994, Gregory W. Gossett, the Company's founder, President and majority stockholder, sold 1,550,000 shares of his Common Stock in the Company to Dale Holdings, LDC ("Dale") for $750,000, or $.48 per share. On the same date, the Company sold an additional 516,740 shares to Dale for $250,000, or $.48 per share. Accordingly, as of November 1994, Dale was the majority stockholder of the Company, owning an aggregate of 2,066,740 shares, or 68.5% of the Company's then outstanding Common Stock. At that time (and until December
1995) Dale was owned 51% by Riverlux Trust REG, a Liechtenstein company, and 49% by Brett Bouchy. In January 1995 Dale purchased 24,850 shares from Miguel Paloma, a nonaffiliated stockholder of the Company.

     In February 1995, Dale sold an aggregate of 367,150 shares of Common Stock of the Company held by it to a group of investors for $560,000, or $1.53 per share. After paying commissions of $56,000, Dale loaned the remaining $504,000 to the Company, evidenced by a promissory note bearing interest at 8% per annum, which was paid in full with proceeds of the Prior Offering. Proceeds of the loan were used by the Company to (i) purchase inventory, (ii) provide Mr. Ratcliff with the $100,000 loan required under his employment agreement, (iii) pay cash dividends to the Company's stockholders aggregating $37,449, (iv) repay a stockholder loan in the amount of $43,000, (v) pay legal and accounting fees and
(v) satisfy working capital needs, including the purchase of inventory.

     On March 24, 1995, the Company entered into an employment agreement with Richard Ratcliff, its Chief Executive Officer, which provides for a salary, bonus and loan to Mr. Ratcliff. On June 1, 1995, the Company entered into employment agreements with Messrs. Manhold, Kehoe and Bouchy. In January 1996, the Company entered into employment agreements with Messrs. Epert and Bernstein and in August 1996 the Company entered into an employment agreement with Mr. Kern. Subsequently, Messrs. Ratcliff, Epert and Manhold voluntarily terminated their employment agreements and Messrs. Ratcliff and Epert entered into new employment agreements in August 1996, effective through December 31, 1997. See "Item 10 - Executive Compensation."

     In May 1995, the Company sold 420,000 shares of its Common Stock to a group of non-affiliated investors for $1.80 per share. At the same time, Dale also sold 420,000 shares of the Company's Common Stock owned by it for $1.80 per share to a group of investors.

     In June 1995, Dale loaned the Company $346,000 evidenced by a promissory note bearing interest at 8% per annum due the earlier of June 19, 1997, or the closing date of the Offering. This second Dale loan resulted from the aforementioned sale by Dale in May 1995 of 420,000 shares of the Company's Common Stock at $1.80 per share. The two loans from Dale which aggregate

$850,000 were collateralized by all of the Company's accounts receivable, inventory and equipment (subordinated to the Textron Financial Corporation equipment lease) and were repaid in full from the proceeds of the Prior Offering.

     In April and October 1995, the Company issued 40,000 and 100,000 stock options respectively to Meris Financial Incorporated ("Meris") for consulting services rendered to the Company including services rendered in connection with the Offering. The options were exercisable at $6.00 per share and were to expire three years from the date of issuance. In March 1996, at the Company's request, Meris agreed to cancel its options in order to assist the Company in compliance with certain NASD rules which limit the number of options and warrants issuable in connection with a public offering.

     In October 1995, the Company borrowed $1,550,000 from a group of four lenders (the "1995 Bridge Loan"). As additional compensation for the 1995 Bridge Loan, the Company issued an aggregate of 465,000 common stock purchase warrants to the lenders, each such warrant exercisable to purchase one share of the Company's Common Stock at $2.00 per share exercisable in perpetuity. The Bridge Loan bore interest at 8% per annum and was repaid in full from proceeds of the Prior Offering. The Bridge Loan lenders included Brett Bouchy, a former principal stockholder of the Company (who received 165,000 warrants), and Robert
H. Wood, a former director of the Company (who received 75,000 warrants). In March 1996, Brett Bouchy sold 100,000 warrants to Gary S. Kehoe and 65,000 warrants to Robert H. Wood, both officers and directors of the Company, for $5.00 per warrant. The purchase price was paid by the issuance of promissory notes by Messrs. Kehoe and Wood to Mr. Bouchy bearing interest at 9% per annum. The warrants are not collateral for the promissory notes. The promissory notes are due the earlier of (i) six months after the warrants are exercised or (ii) if during the period commencing from April 24, 1997 until April 24, 2000 the closing price of the Company's Common Stock on NASDAQ is $10.00 or more per share for five consecutive trading days then the promissory notes are due six months from the last such trading day. If neither event occurs, the promissory notes becomes void and of no value on April 24, 1999 and the warrants remain the property of Messrs. Kehoe and Wood. Under no circumstances will the warrants become returnable to Mr. Bouchy. Mr. Bouchy sold the warrants in response to comments from the National Market who had advised the Company that neither NASDAQ nor the National Market would list the Company's securities so long as Mr. Bouchy was an equity holder in the Company. The National Market's objection to allowing Mr. Bouchy to remain an equity holder in the Company resulted from fines and censures imposed upon Mr. Bouchy by the NASD and the Securities Commission of the State of Arizona.

     In December 1995, Dale dissolved and issued 51% and 49% respectively of its Common Stock in the Company and its loans receivable due from the Company to Riverlux Trust REG and Brett Bouchy. Riverlux Trust REG and Brett Bouchy received 665,265 shares and 639,175 shares, respectively, of Dale's stockholdings in the Company and $433,500 and $416,500, respectively, of Dale's loans receivable from the Company. The loans were repaid in full out of proceeds of the Prior Offering. Subsequently, Riverlux Trust REG and Mr. Bouchy each sold 20,000 shares of the Company's Common Stock to Mr. Kehoe for $2.00 per share.

     In January 1996, the Company repurchased from Brett Bouchy, the remaining 619,175 shares of the Company's Common Stock owned by him for $4.50 per share resulting in a gain to Mr. Bouchy of $2,489,083. In order to fund the repurchase and retirement of such shares, the Company sold in a January 1996 private placement of its Common Stock an aggregate of 619,175 shares to the Selling Stockholders for $4.50 per share after payment of commissions. The Company repurchased Brett Bouchy's shares in response to comments from the National Market as set forth in the carry over paragraph above. Without a NASDAQ or National Market listing, the Company would have been unable to complete a public offering of its securities.

     In January 1996, the Company entered into a two-year distribution agreement with Bernstein Bros. Marketing Corporation (doing business as National Distributing) (a company in which Richard Bernstein, an officer and director of the Company, is President, a director and a principal stockholder) pursuant to which the Company agreed to sell to National Distributing at fixed product prices on a non-exclusive basis ChromaTrim and CitrusSlim chewing gum for distribution by National Distributing solely to non-chain convenience stores, grocery stores, drugstores and other similar retail food stores. There are no minimum sales requirements imposed under the agreement. The Company considers the product prices offered to National Distributing under the agreement to be fair, reasonable and consistent with product prices which would be offered to unaffiliated distributors. Sales by National Distributing of ChromaTrim chewing gum under a prior distribution agreement with the Company accounted for 42.8% and 14.1% of the Company's total sales for the years ended December 31, 1995 and 1996 respectively.

     In January 1996, the Company entered into a two-year distribution agreement with Universal Merchants, Inc. ("UMI") (a company in which Richard Bernstein, an officer and director of the Company was formerly a principal stockholder) pursuant to which the Company agreed to sell to UMI at fixed product prices on a non-exclusive basis ChromaTrim and CitrusSlim chewing gum for distribution by UMI solely in the United States through direct response television infomercial advertising. There are no minimum sales requirements imposed under the agreement. The Company considers the product prices offered to UMI under the agreement to be fair, reasonable and consistent with product prices which would be offered to unaffiliated distributors. Sales by UMI of ChromaTrim chewing gum under a prior distribution agreement with the Company accounted for 26.7% and 2.8% of the Company's total sales for the years ended December 31, 1995 and 1996, respectively. In December 1994, the Company loaned National Distributing $100,000 bearing interest at 8% per annum. The loan was repaid with $3,000 interest in March 1995.

     In January 1996, Earl K. Manhold III, a former director of the Company, exercised options to purchase 60,000 shares of the Company's Common Stock at $2.00 per share and sold such shares to John E. Epert, the Company's then Chairman for the same price per share.

     The Company has purchased, since 1994, an ingredient in its ChromaTrim gum product from Interhealth Nutritionals, Inc., ("Interhealth"), a company in which Mr. Ratcliff was formerly a member of the Board of Directors. The Company did not pay a different price for the ingredient during the time Mr. Ratcliff was a member of Interhealth's Board of Directors and the Company believes that the price it has paid and currently pays for the ingredient is fair, reasonable and consistent with prices charged by unaffiliated suppliers.

     In January 1996, the Company loaned Mr. Epert (a former officer and director) $150,000 bearing interest at 8% per annum due January 29, 1998.

     In August 1996, the Company loaned Mr. Kern $66,000 as a part of his employment contract. See "Item 10."

     In August 1996, Mr. Ratcliff granted Mr. Kern the option to purchase up to 50,000 shares of the Company's Common Stock held or purchasable by Mr. Ratcliff for $6.00 per share at any time between February 1, 1998 and February 28, 1998 so long as Mr. Kern is employed by the Company at that time.

     The Company believes that the terms of all agreements described above which involve the Company's officers, directors, principal stockholders or affiliates are fair, reasonable and consistent with terms that the Company could obtain from unaffiliated third parties. All future agreements with officers, directors, principal stockholders and affiliates will be approved by a majority of the Company's disinterested directors.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
--------  --------------------------------

         a.       Exhibits:

   Exhibit No.              Title
   -----------              -----

      1.01      Form of Underwriting Agreement(1)

      1.02      Form of Selling Agreement(1)

      1.03      Form of Representative's Warrants(1)

      1.04      Amended Form of Underwriting Agreement(1)

      1.05      Amended Form of Selling Agreement(1)

      1.06      Form of Representative's Unit Warrant(1)

      1.07      Form of Warrant Agreement(1)

      2.01 Certificate of Incorporation and Amendments thereto of the Registrant(1)

      2.02      Bylaws of the Registrant(1)

      5.01 Opinion of Gary A. Agron, regarding legality of the Common Stock (includes Consent)(1)

     10.01      1995 Stock Option Plan(1)

     10.02      Lease Agreement - Phoenix Executive Office Facility(1)

     10.03      Employment Contract with Mr. Ratcliff(1)

     10.04      Employment Contract with Mr. Manhold(1)

     10.05      Employment Contract with Mr. Kehoe(1)

     10.06      Employment Contract with Mr. Bouchy(1)

     10.07      Form of Bridge Loan Agreement together with Exhibits thereto(1)

     10.08      Lease Agreement - Phoenix, Arizona manufacturing facility(1)

     10.09      Amendment to Stock Option Plan(1)

     10.10      Lease with Textron Financial Corporation(1)

     10.11      Memorandum of Understanding with Universal Merchants, Inc.
                (U.S.A.)(1)

     10.12 Memorandum of Understanding with Bernstein Bros. Marketing Corporation(1)

     10.13      Waiver Under Employment Agreement (Mr. Ratcliff)(1)

     10.14      LaLanne License Agreement(1)

     10.15      Manufacturing Agreement with Ford Machine Company, Inc.(1)

     10.16      Employment Agreement with Mr. Bernstein(1)

     10.17      Engagement Agreement (Mayday, Inc.)(1)

     10.18      Employment Agreement with Mr. Epert(1)

     10.19      Employment Agreement with Mr. Kern(2)

     10.20      Revised Employment Agreement with Mr. Ratcliff(3)

    10.20(a)    Form of Convertible Note Dated February 20, 1997(4)

    10.21       Revised Employment Agreement with Mr. Epert (3)

    10.21(a)    Registration Rights Agreement (4)

    10.22       Agreement with Active Media Services, Inc.

    10.23       Employment Agreement with Mr. Goldstein

    10.24       Employment Agreement with Mr. Kaplan

    10.25       Employment Agreement with Mr. Bouchy

    10.26       Termination of Mayday, Inc. Agreeemnt

    23.01       Consent of Angell & Deering (1)

    23.02       Consent of Gary A. Agron (See 5.01, above)(1)

    23.03       Consent of Angell & Deering (1)

    23.04       Consent of Angell & Deering (1)

    23.05       Consent of Angell & Deering (1)

    23.06       Consent of Gary A. Agron (3)

    23.07       Consent of Angell & Deering (3)


----------

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 declared effective by the Commission on April 24, 1996, file number 333-870.
(2) Incorporated by reference to the Registrant's Form 8K dated August 26, 1996, file number 0-27646.
(3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 declared effective by the Commission on November 8, 1996, file number 333-14667.
(4)  Incorporated by reference to the Registrant's Form 8K filed March 6, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on March 25, 1997.

                                          GUM TECH INTERNATIONAL, INC.



                                          By: /s/ Gerald N. Kern
                                              ----------------------------------
                                                     Gerald N. Kern
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1933, as amended, this Report has been signed below by the following persons on the dates indicated.


              Signature                               Title                                  Date
              ---------                               -----                                  ----

/s/ Richard Ratcliff                        Chairman of the Board of                    March 25, 1997
------------------------------------        Directors and Senior Vice
Richard Ratcliff                            President

/s/ Gerald N. Kern                          Chief Executive Officer,                    March 25, 1997
------------------------------------        President and Director
Gerald N. Kern

/s/ Lester Goldstein                        Vice President of Operations                March 25, 1997
------------------------------------
Lester Goldstein

/s/ Gary S. Kehoe                           Chief Operating Officer and                 March 25, 1997
------------------------------------        Director
Gary S. Kehoe

                                            Vice President of Sales and
------------------------------------        Marketing and Director
Richard Bernstein

/s/ Jeffrey L. Bouchy                       Secretary, Treasurer, Chief                 March 25, 1997
------------------------------------        Financial Officer (Principal
Jeffrey L. Bouchy                           Accounting Officer)

/s/ William G. Meris                        Director                                    March 25, 1997
------------------------------------
William G. Meris

 -----------------------------------        Director
Robert J. Kwait