Form 10QSB
period 1997-03-31
GUMTECH INTERNATIONAL INC \UT\
filed 1997-05-09
CIK 1006195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of  1934

                      For the quarter ended March 31, 1997

                                       or

         [  ] Transition Report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of  1934

                For the transition period from _______ to _______

                         Commission File number 0-27646

                          Gum Tech International, Inc.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                 Utah                                87-0482806
     -------------------------------            ---------------------
      (State or other jurisdiction                 (I.R.S. Employer
    of incorporation or organization)           Identification Number)

                            4205 North Seventh Avenue
                                    Suite 300
                             Phoenix, AZ 85013-3080
                     --------------------------------------
                    (Address of principal executive offices)

                                 (602) 277-0606
                            -------------------------
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

There are 4,948,740 shares of the registrant's common stock, no par value outstanding as of March 31, 1997.

                          GUM TECH INTERNATIONAL, INC.
                                   FORM 10-QSB
                                      INDEX

Part I    Financial Information                                          Page

          Item 1.    Condensed Balance Sheets as of
                     March 31, 1997                                        1

                     Condensed Statements of Operations
                     for the three months ended March 31, 1997
                     and 1996                                              3

                     Condensed Statements of Cash Flows
                     for the three months ended March 31, 1997
                     and 1996                                              4

                     Notes to Condensed Financial Statements               5


          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         6

Part II   Other Information and Signatures                                 9

                          GUM TECH INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEET
                                 March 31, 1997
                                  (Unaudited)

                                     ASSETS

Current Assets:

    Cash and cash equivalents                                      $  2,577,504
    Restricted cash                                                      55,226
    Accounts receivable, net of allowance for
     doubtful accounts of $33,516                                       509,077
    Inventories                                                       1,077,777
    Current portion of notes receivable                                 445,888
    Accrued interest                                                     35,110
    Income taxes receivable                                             234,440
    Prepaid expenses and other                                          760,096
                                                                   ------------


         Total Current Assets                                         5,695,118
                                                                   ------------


Property and Equipment, at cost:
    Machinery and production equipment                                3,417,636
    Office furniture and equipment                                      122,254
    Leasehold improvements                                              190,526
                                                                   ------------

    Total Property and Equipment                                      3,730,416

    Less accumulated depreciation                                      (600,948)
                                                                   ------------

        Net Property and Equipment                                    3,129,468
                                                                   ------------

Other Assets:

    Prepaid advertising                                               1,732,798
    Notes receivable                                                     66,000
    Intangible assets, net of accumulated amortization                  250,334
    Deposits and other                                                  229,463
                                                                   ------------


        Total Other Assets                                            2,278,595
                                                                   ------------

        Total Assets                                               $ 11,103,181
                                                                   ============



The accompanying notes are an integral part of these condensed financial statements.

                          GUM TECH INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEET
                                 March 31, 1997
                                  (Continued)
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable                                              $    312,383
     Accrued interest                                                    26,340
     Current portion of long-term debt                                  220,164
                                                                   ------------

          Total Current Liabilities                                     558,887
                                                                   ------------

Long Term Debt:
     Notes Payable                                                    2,530,000
     Equipment Lease Obligations                                      1,437,481
                                                                   ------------

          Total Long Term Debt                                        3,967,481
                                                                   ------------

Commitments and Contingencies                                              --

Stockholders' Equity:

     Preferred stock:  no par value, 1,000,000 authorized,
       none issued or outstanding                                          --
     Common stock: no par value, 10,000,000 shares authorized,
       4,948,740 shares issued and outstanding                        7,965,060
     Retained Earnings (Deficit)                                     (1,388,247)
                                                                   ------------

          Total Stockholders' Equity                                  6,576,813
                                                                   ------------

          Total Liabilities and Stockholders' Equity               $ 11,103,181
                                                                   ============


The accompanying notes are an integral part of these condensed financial statements.


                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                Three months ended March 31,
                                                           --------------------------------------
                                                               1997                      1996
                                                           --------------------------------------
Net Sales                                                  $ 2,427,822                $   890,637

Cost of Sales                                                1,166,453                    525,953
                                                           -----------                -----------


      Gross Profit                                           1,261,369                    364,684
                                                           -----------                -----------

Operating Expenses                                             627,393                    630,343
Research and Development                                        49,940                     31,795


      Income (Loss) From Operations                            584,006                   (297,454)
                                                           -----------                -----------


Other Income (Expense):
  Interest and Other Income                                     31,222                     13,271
  Interest Expense                                             (73,653)                   (78,643)
                                                           -----------                -----------

      Total Other Income (Expense)                             (42,431)                   (65,372)
                                                           -----------                -----------


Income (Loss) Before Provision For Income Taxes                541,575                   (362,826)

Provision (benefit) for income taxes                              --                     (122,614)
                                                           -----------                -----------

Net Income (Loss)                                          $   541,575                $  (240,212)
                                                           ===========                ===========


Net Income (Loss) Per Share of Common Stock                $      0.09                $     (0.05)
                                                           ===========                ===========


Weighted Average Number of Common
   Shares Outstanding                                        6,873,436                  4,392,658
                                                           ===========                ===========



The accompanying notes are an integral part of these condensed financial statements.


                                                                               3


                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         Three months ended March 31,
                                                                        -------------------------------
                                                                             1997               1996
                                                                        -------------------------------
Cash Flows From Operating Activities:
  Net income                                                            $   541,575        $  (240,212)
  Adjustments to reconcile net income to cash (used)
    by operating activities:
       Depreciation                                                         141,545             59,316
       Amortization                                                           8,114               --
       Deferred income taxes                                                   --             (124,683)
       Accrued interest on notes receivable                                 (35,110)            (4,046)
       Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                           244,795           (249,220)
       (Increase) decrease in inventories                                   289,167           (204,762)
       (Increase) decrease in prepaid expenses
          and other                                                          55,338            (13,019)
       (Increase) in prepaid advertising expenses                        (1,732,798)              --
       (Increase) decrease in deposits and other                            184,012            (55,624)
       Increase (decrease) in accounts payable and
         accrued expenses                                                   (59,542)           484,074
       (Decrease) in customer deposits                                      (65,500)            (8,959)
                                                                        -----------        -----------

       Net Cash (Used) By Operating Activities                             (428,404)          (357,135)
                                                                        -----------        -----------


Cash Flows From Investing Activities:
       Capital expenditures                                                (132,531)          (418,976)
       (Increase) in notes receivable                                      (195,888)          (150,000)
                                                                        -----------        -----------

      Net Cash Provided (Used) By Investing Activities                     (328,419)          (568,976)
                                                                        -----------        -----------
Cash Flows From Financing Activities:
      Proceeds from borrowing                                             2,530,000            706,397
      Principal payments on notes payable                                   (53,976)           (34,673)
      Issuance of common stock                                                 --              120,000
      Debt issuance costs incurred                                         (258,488)              --
      Offering costs incurred                                                  --             (116,347)
                                                                        -----------        -----------

      Net Cash Provided (Used) By
        Financing Activities                                              2,217,576            675,377
                                                                       -----------        -----------
      Net Increase (Decrease) in Cash and
        Cash Equivalents                                                  1,460,753           (250,734)

      Cash and Cash Equivalents at
        Beginning of Period                                               1,116,751            503,327
                                                                        -----------        -----------


      Cash and Cash Equivalents at End of Period                        $ 2,577,504        $   252,593
                                                                        ===========        ===========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
        Interest                                                        $    39,199        $    30,744
        Income taxes                                                           --               26,477

Supplemental Disclosure of Non Cash Investing and Financing
Activities:

     Capital lease obligation incurred for new equipment                $      --          $ 1,146,827


The accompanying notes are an integral part of these condensed financial statements


                                                                               4

                          GUM TECH INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1997. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 previously filed with the Securities and Exchange Commission.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company was organized in 1991 to develop, market and distribute specialty chewing gum products. The Company's first chewing gum product included a natural caffeine substance marketed to runners and other exercise enthusiasts as a source of energy and carbohydrates. In 1994 and 1995, the Company raised funds through debt and equity financings which were used to establish a new management team, develop additional chewing gum products, build inventories and purchase chewing gum manufacturing equipment for the Company's 28,000 square foot manufacturing facility which commenced operations in late March, 1996. The facility has 33 employees and by the end of 1996 the Company produced 100% of its chewing gum products.
     The Company distributes its products to more than 80 percent of the nation's top drugstore chains, including Walgreens, Drug Emporium, Longs, Thrifty, Sav-On, Phar-Mor, Eckard and Payless. The Company also has a strong nationwide position in the mass market chains (Target, Kmart, Meijer), major supermarket chains (Safeway, Smith's, Lucky's) and various health food distributors. In addition, the Company is increasing distribution and further expanding its presence in international markets including Japan, Korea, Russia, Scandinavia, and Eastern Europe.

Results of Operations for the Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996

     The following table sets forth certain statement of operations information expressed both in dollars and as a percentage of net sales for the periods indicated:

                                                        Quarters Ended March 31,
                                                        ------------------------
                                                     1997                           1996
Net Sales                              $ 2,427,822            100%    $   890,637            100%
Cost of sales                            1,166,453             48         525,953             59
Gross profit                             1,261,369             52         364,684             41
Operating expenses                         627,393             26         630,343             71
Research and development                    49,970              2          31,795              4
Income (loss) from operations              584,006             24        (297,454)           (33)
Interest and other income                   31,222              1          13,271              1
Interest expense                           (73,653)            (3)        (78,643)            (9)
Provision (benefit) for income taxes          --             --          (122,614)           (14)
Net income (loss)                          541,575             22        (240,212)           (27)


     Net Sales. Net sales increased by $1,537,185, or 173%, to $2,427,822 for the three months ended March 31, 1997 compared to $890,637 for the three months ended March 31, 1996. The increase in sales was a result of $1.7 million of discontinued and excess inventories sold in a barter agreement that the Company entered into in December, 1996 with Active Media Services, Inc. The product sold in the agreement consisted of ChromaTrim, CitrusSlim, Vita ACE and gum from the Jack Lalanne line of products.

     Cost of Sales. Cost of sales decreased 11% to $1,166,453 or 48% of net sales for the three months ended March 31, 1997, compared to $525,953 or 59% of net sales for the same period in 1996. The primary reason for the decrease is the Company has eliminated its dependence upon outside manufacturers for its chewing gum products.

     Gross Profit. Gross profit increased by 11% to $1,261,369 or 52% of net sales for the three months ended March 31, 1997, compared to $364,684 or 41% of net sales for the same period in 1996. The decrease in gross profit was directly related to cost of sales.

     Operating Expenses. Operating expenses were $627,393, a decrease of $2,950 for the three months ended March 31, 1997 compared to the same period in 1996. Approximately $395,286 of these operating expenses were attributable to the operations of the manufacturing plant, of which, $131,570 were directly related to depreciation of the plant's manufacturing equipment. Factors contributing to an increase in non-manufacturing operating expenses were related to administrative management labor ($174,622), travel ($66,526), general administrative labor ($65,295), art/production fees ($42,370), accounting fees for the audit and tax returns ($41,610), sales labor ($32,375), trade shows ($28,147) and advertising ($24,608).

     Research and Development. Research and development expenditures were $49,970 for the three months ended March 31, 1997, compared to $31,795 for the same period in 1996. The majority of these costs were related to the formulation of the following: Vita ACES+, an anti-oxidant gum; Chew and Sooth Zinc gum, a throat soother; High Gear, an energy gum; and other various dental, smoking cessation and body building cube gums.

     Interest and Other Income and Interest Expense. Interest and other income was $31,222, an increase of $17,951 primarily as a result of an increase in working capital from equity financings that were invested in short-term investments. Interest expense was $73,653 a decrease of $4,990 for the three months ended March 31, 1997 compared to the same period in 1996.

     Net Income. Net income increased to $541,575 for the three months ended March 31, 1997 compared to $ ($240,212) for the same period in 1996.

Liquidity and Capital Resources

     As of March 31, 1997, the Company's working capital was $5.14 million compared to $3.65 million at December 31, 1996. For the three months ended March 31, 1997, the Company experienced a decrease in cash provided by operating activities of $428,404 primarily as a result of an increase in prepaid advertising expenses related to the Active Media Services, Inc. barter agreement.
     Investing activities consumed $328,419 in cash for the three months ended March 31, 1997 compared to $568,976 of cash used in the same period of 1996. This was primarily from the acquisition of additional manufacturing equipment.
     Financing activities provided $2,217,576 in cash for the three months ended March 31, 1997 compared to $675,377 in cash for the same period in 1996. This increase in cash was primarily a result of the Company successfully completing the sale of an aggregate of $2,530,000 of convertible debentures on March 6, 1997.

Outlook

     The statements contained in this section are based on current expectations. These statements are forward looking, and actual results may differ materially.
     The Company will introduce five new products in May, 1997. These products are 1) Chew and Sooth Zinc gum which includes echinacea, vitamin C and slippery elm bark; 2) Vita ACES+, an anti-oxidant gum containing vitamins A, C, E, selenium and grape seed extract; 3) a dental health gum with xylitol and Co-enzyme Q-10 plus breath fresheners; 4) High Gear energy gum with caffeine, kola nut and guarana; and 5) a calcium supplement gum which offers antacid properties as well as the usual calcium benefits.
     The accumulated advertising credits resulting from the barter transaction described under March 31, 1997 Results of Operations and totaling approximately $2.4 million will be used to launch this new product line. The Company also expects to continue to support the re-formulated ChromaTrim and CitrusSlim weight loss/control gums with various advertising campaigns and direct response advertising.
     The Company's future results of operations and the other forward looking statements contained in this section, in particular the statement(s) concerning plant efficiencies and capacities, capital spending, research and development and other expenses involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business conditions and the general economy; competitive factors, such as rival gum manufacturers' pricing and marketing efforts; availability of third-party material products at reasonable prices; risk of nonpayment of accounts receivable; risks of inventory obsolescence due to shifts in market demand; timing of product introductions; and litigation involving product liabilities and consumer issues.

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

Item 3.  Defaults Upon Senior Securities
         -------------------------------
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
                  None

Item 5.  Other
         -----
                  None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

                  (b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K, dated March 6, 1997, in regards to the completed sale of $2,530,000 of convertible debentures. The convertible debentures bear interest at 11% per annum which is payable on a quarterly basis. The debentures are interest only until January 1, 2000 at which time the principal and interest will be paid in twenty-four equal monthly installments through January 1, 2002. The debentures are convertible into shares of the Company's common stock at $4.75 per share. The common stock issuable under the convertible debentures carries certain registration rights after July 31, 1997 and are subject to a lock-up agreement with the Company which prohibits the holder from selling their common stock prior to January 31, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Gum Tech International, Inc.



 /s/ Gerald N. Kern
-------------------
Gerald N. Kern
President and Chief Executive Officer

 /s/ Jeffrey L. Bouchy
----------------------
Jeffrey L. Bouchy
Senior Vice President-Chief Financial Officer


May 9, 1997