Form 10QSB
period 1997-06-30
GUMTECH INTERNATIONAL INC \UT\
filed 1997-08-14
CIK 1006195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of  1934

                       For the quarter ended June 30, 1997

                                       or

         [  ] Transition Report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of  1934

                For the transition period from _______ to _______

                         Commission File number 0-27646

                          Gum Tech International, Inc.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                  Utah                                 87-0482806
        ---------------------------                 ------------------
       (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)             Identification Number)

                            4205 North Seventh Avenue
                                    Suite 300
                             Phoenix, AZ 85013-3080
                     ---------------------------------------
                    (Address of principal executive offices)

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

There are 4,948,740 shares of the registrant's common stock, no par value outstanding as of June 30, 1997.

                          GUM TECH INTERNATIONAL, INC.
                                   FORM 10-QSB
                                      INDEX





Part I   Financial Information                                          Page

         Item 1.   Condensed Balance Sheet as of
                   June 30, 1997                                          1

                   Condensed Statements of Operations
                   for the three months ended June 30, 1997
                   and 1996                                               3

                   Condensed Statements of Operations
                   for the six months ended June 30, 1997
                   and 1996                                               4

                   Condensed Statements of Cash Flows
                   for the six months ended June 30, 1997
                   and 1996                                               5

                   Notes to Condensed Financial Statements                6

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          7

Part II  Other Information and Signatures                                 12

                          GUM TECH INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEET
                                 June 30, 1997
                                  (Unaudited)

                                     ASSETS

Current Assets:
         Cash and cash equivalents                                 $  1,970,467
         Restricted cash                                                 55,836
         Accounts receivable, net of allowance
           for doubtful accounts of $33,506                             429,822
         Inventories                                                    921,779
         Current portion of notes receivable                            414,130
         Accrued interest                                                44,697
         Prepaid expenses and other                                     843,943
                                                                   ------------

                  Total Current Assets                                4,680,674
                                                                   ------------

Property and Equipment, at cost:
         Machinery and production equipment                           3,427,510
         Office furniture and equipment                                 127,434
         Leasehold improvements                                         190,526
                                                                   ------------

         Total Property and Equipment                                 3,745,470

         Less accumulated depreciation                                 (745,387)
                                                                   ------------

                  Net Property and Equipment                          3,000,083
                                                                   ------------

Other Assets:
         Prepaid advertising                                          3,132,254
         Notes receivable                                                66,000
         Intangible assets, net of
          accumulated amortization                                      238,349
         Deposits and other                                             253,553
                                                                   ------------

                  Total Other Assets                                  3,690,156
                                                                   ------------

                  Total Assets                                     $ 11,370,913
                                                                   ============

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                          GUM TECH INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEET
                                 June 30, 1997
                                  (Continued)
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts Payable                                          $    431,582
         Accrued interest                                                69,384
         Unearned revenue                                                10,170
         Current portion of long-term debt                              225,294
                                                                   ------------

                  Total Current Liabilities                             736,430
                                                                   ------------
Long Term Debt:
         Notes Payable                                                2,530,000
         Equipment Lease Obligations                                  1,377,120
                                                                   ------------

                  Total Long Term Debt                                3,907,120
                                                                   ------------
Commitments and Contingencies
                                                                   ------------
Stockholders' Equity:
         Preferred stock:  no par value,
           1,000,000 shares authorized,
           none issued or outstanding                                      --
         Common stock: no par value,
           10,000,000 shares authorized,
           4,948,740 shares issued and outstanding                    7,965,060
         Retained Earnings (Deficit)                                 (1,237,697)
                                                                   ------------

                  Total Stockholders' Equity                          6,727,363
                                                                   ------------

                  Total Liabilities and Stockholders' Equity       $ 11,370,913
                                                                   ============


                 The accompanying notes are an integral part of
                      these condensed financial statemnts.



                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                     Three months ended June 30,
                                                                ------------------------------------
                                                                    1997                     1996
                                                                ------------------------------------

Net Sales                                                       $ 1,983,533              $ 1,153,894

Cost of Sales                                                       961,896                  543,879
                                                                -----------              -----------

         Gross Profit                                             1,021,637                  610,015

Operating Expenses                                                  779,814                  994,072
Research and Development                                             21,247                   18,978
                                                                -----------              -----------

         Income  (Loss) From Operations                             220,576                 (403,035)
                                                                -----------              -----------

Other Income (Expense):
   Interest and Other Income                                         50,481                   32,462
   Interest Expense                                                (120,507)                 (58,968)
                                                                -----------              -----------

         Total Other Income (Expense)                               (70,026)                 (26,506)
                                                                -----------              -----------

Income (Loss) Before Provision For Income Taxes                     150,550                 (429,541)

Provision (benefit) for income taxes                                   --                    (90,729)
                                                                -----------              -----------

Net Income (Loss)                                               $   150,550              $  (338,812)
                                                                ===========              ===========

Net Income (Loss) Per Share of Common Stock:
  Primary:
     Weighted Average Number of Common Shares Outstanding         6,884,492                4,466,630
                                                                ===========              ===========
      Net Income (Loss) Per Share of Common Stock               $      0.03              $     (0.08)
                                                                ===========              ===========

  Fully Diluted:
     Weighted Average Number of Common Shares Outstanding         6,884,492                4,466,630
                                                                ===========              ===========
      Net Income (Loss) Per Share of Common Stock               $      0.03              $     (0.08)
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

                                                                               3

                               GUM TECH INTERNATIONAL, INC.
                            CONDENSED STATEMENTS OF OPERATIONS
                                       (Unaudited)


                                                                        Six months ended June 30,
                                                                  ------------------------------------
                                                                      1997                     1996
                                                                  ------------------------------------

Net Sales                                                         $ 4,411,355              $ 2,044,531

Cost of Sales                                                       2,128,349                1,069,832
                                                                  -----------              -----------

         Gross Profit                                               2,283,006                  974,699

Operating Expenses                                                  1,407,207                1,624,415
Research and Development                                               71,217                   50,773
                                                                  -----------              -----------

         Income  (Loss) From Operations                               804,582                 (700,489)
                                                                  -----------              -----------

Other Income (Expense):
   Interest and Other Income                                           81,703                   45,733
   Interest Expense                                                  (194,160)                (137,611)
                                                                  -----------              -----------

         Total Other Income (Expense)                                (112,457)                 (91,878)
                                                                  -----------              -----------

Income (Loss) Before Provision For Income Taxes                       692,125                 (792,367)

Provision (benefit) for income taxes                                     --                   (213,343)
                                                                  -----------              -----------

Net Income (Loss)                                                 $   692,125              $  (579,024)
                                                                  ===========              ===========

Net Income (Loss) Per Share of Common Stock:
  Primary:
     Weighted Average Number of Common Shares Outstanding           6,878,995                3,974,103
                                                                  ===========              ===========
      Net Income (Loss) Per Share of Common Stock                 $      0.12              $     (0.15)
                                                                  ===========              ===========

  Fully Diluted:
     Weighted Average Number of Common Shares Outstanding           6,878,995                3,974,103
                                                                  ===========              ===========
      Net Income (Loss) Per Share of Common Stock                 $      0.11              $     (0.15)
                                                                  ===========              ===========



                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                                                               4


                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Six months ended June 30,
                                                                            --------------------------------
                                                                                1997                  1996
                                                                            ---------------------------------
Cash Flows From Operating Activities:
         Net income (loss)                                                  $   692,125          $  (579,024)
         Adjustments to reconcile net income (loss) to cash (used)
            by operating activities:
                  Depreciation                                                  285,984              183,512
                  Amortization                                                   21,299                 --
                  Deferred income taxes                                            --               (215,412)
                  Accrued interest on notes receivable                          (44,697)                --
                  Changes in assets and liabilities:
                  (Increase) decrease in accounts receivable                    324,050             (287,463)
                  Decrease in income tax receivable                             234,440                 --
                  (Increase) decrease in inventories                            445,165             (561,215)
                  (Increase) in prepaid expenses and other                      (27,912)             (96,725)
                  (Increase) in prepaid advertising expenses                 (3,132,254)                --
                  (Increase) decrease in deposits and other                     158,715             (175,245)
                  Increase in accounts payable and accrued expenses             102,701                3,441
                  (Decrease) in customer deposits                               (55,330)             (36,959)
                                                                            -----------          -----------

                  Net Cash (Used) By Operating Activities                      (995,714)          (1,765,090)
                                                                            -----------          -----------

Cash Flows From Investing Activities:
                  Capital expenditures                                         (147,585)            (614,056)
                  Increase in notes receivable                                 (164,130)            (150,000)
                                                                            -----------          -----------

                  Net Cash (Used) By Investing Activities                      (311,715)            (764,056)
                                                                            -----------          -----------

Cash Flows From Financing Activities:
                  Proceeds from borrowing                                     2,530,000              706,397
                  Principal payments on notes payable                          (109,207)          (2,485,042)
                  Issuance of common stock                                         --              8,400,000
                  Debt issuance costs incurred                                 (259,648)                --
                  Offering costs incurred                                          --             (1,277,807)
                                                                            -----------          -----------

                  Net Cash Provided By Financing Activities                   2,161,145            5,343,548
                                                                            -----------          -----------

                  Net Increase in Cash and Cash Equivalents                     853,716            2,814,402

                  Cash and Cash Equivalents at Beginning of Period            1,116,751              503,327
                                                                            -----------          -----------

                  Cash and Cash Equivalents at End of Period                $ 1,970,467          $ 3,317,729
                                                                            ===========          ===========

Supplemental Disclosure of Cash Flow Information:
                  Cash paid during the period for:
                           Interest                                         $   103,477          $   244,973
                           Income taxes                                            --                 23,165

Supplemental Disclosure of Non Cash Investing and Financing Activities:
                  Capital lease obligation incurred for new equipment       $      --            $ 1,194,554



                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                                                               5




                          GUM TECH INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 1997 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1997. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 previously filed with the Securities and Exchange Commission.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company was organized in 1991 to develop, market and distribute specialty chewing gum products. The Company's first chewing gum product included a natural caffeine substance marketed to runners and other exercise enthusiasts as a source of energy and carbohydrates. In 1994 and 1995, the Company raised funds through debt and equity financings which were used to establish a new management team, develop additional chewing gum products, build inventories and purchase chewing gum manufacturing equipment for the Company's 28,000 square foot manufacturing facility which commenced operations in late March, 1996. The facility has 39 employees and by the end of 1996 the Company produced 100% of its chewing gum products.

     The Company distributes its nutrient and therapeutic chewing gum products to many of the nation's top drugstore chains, including Rite-Aid, Walgreens, Drug Emporium, Longs, Thrifty, Sav-On, Phar-Mor, Eckard and Payless. The Company also has a strong nationwide position in the mass market chains (Target, Kmart, Meijer), major supermarket chains (Safeway, Smith's, Lucky's) and various health food distributors. In addition, the Company is increasing distribution and further expanding its presence in international markets including Japan, Korea, Russia, Scandinavia, and Eastern Europe. The Company is also involved in many private label endeavors, including the research and development of various smoking cessation products.


Results of Operations for the Three Months Ended June 30, 1997 Compared to the Three Months Ended June 30, 1996
--------------------------------------------------------------------------------

     The following table sets forth certain statement of operations information expressed both in dollars and as a percentage of net sales for the periods indicated:


                                                            Quarters Ended June 30,
                                                            -----------------------
                                                       1997                                   1996
Net Sales                                   $1,983,533           100%              $1,153,894       100%
Cost of sales                                  961,896            48                  543,879        47
Gross profit                                 1,021,637            52                  610,015        53
Operating expenses                             779,814            40                  994,072        86
Research and development                        21,247             1                   18,978         2
Income (loss) from operations                  220,576            11                 (403,035)      (35)
Interest and other income                       50,481             3                   32,462         3
Interest expense                              (120,507)           (6)                 (58,968)       (5)
Provision (benefit) for income taxes                 -             -                  (90,729)       (8)
Net income (loss)                              150,550             8                 (338,812)      (29)



     Net Sales. Net sales increased by $829,639 or 72%, to $1,983,533 for the three months ended June 30, 1997 compared to $1,153,894 for the three months ended June 30, 1996. The increase in sales was a result of $1.4 million of discontinued and excess inventories sold in a barter agreement that the Company entered into in December, 1996 with Active Media Services, Inc. and another barter agreement entered into in April, 1997 with SKR Resources, Inc. The Active Media, Inc. agreement has now been completely shipped and the products sold in the agreement consisted of ChromaTrim, CitrusSlim, Vita ACE and gum from the Jack Lalanne line of products. The Company shipped 68% of the $438,000 agreement with SKR Resources, Inc. that consisted of the DentaHealth product.

     Cost of Sales. Cost of sales increased 1% to $961,896 or 48% of net sales for the three months ended June 30, 1997, compared to $543,879 or 47% of net sales for the same period in 1996.

     Gross Profit. Gross profit, as a percentage, decreased by 1% to $1,021,637 or 52% of net sales for the three months ended June 30, 1997, compared to $610,015 or 53% of net sales for the same period in 1996. The decrease in gross profit percentage was directly related to cost of sales.

     Operating Expenses. Operating expenses were $779,814, a decrease of $214,258 for the three months ended June 30, 1997 compared to the same period in 1996. Approximately $387,497 of these operating expenses were attributable to the operations of the manufacturing plant, of which, $133,613 were directly related to depreciation of the plant's manufacturing equipment. Factors contributing to a decrease in non-manufacturing operating expenses were primarily related to advertising of $169,404 for the three months ended June 30, 1997 versus $230,985 for the same period in 1996. Other significant non-manufacturing operating expenses were administrative management labor ($176,334), travel and trade shows ($129,159), accounting, legal and professional consulting fees ($96,940), art/production fees ($69,735) general administrative labor ($47,978), and sales labor ($32,300).

     Research and Development. Research and development expenditures were $21,247 for the three months ended June 30, 1997, compared to $18,978 for the same period in 1996. The majority of these costs were related to the formulation of the following: new flavor High Gear, an energy gum; Calcium gum, prevents, helps and treats osteoporosis; Ginseng gum, helps maintain overall good health; and other various private label dental, smoking cessation and body building cube gums.

     Interest and Other Income and Interest Expense. Interest and other income was $50,481, an increase of $18,019 for the three months ended June 30, 1997, primarily as a result of an increase in working capital from equity financings that were invested in short-term investments. Interest expense was $120,507 an increase of $61,539 for the three months ended June 30, 1997, primarily as a result of the Company issuing $2,530,000 of subordinated convertible notes in February, 1997.

     Net Income. Net income increased to $150,550 for the three months ended June 30, 1997 compared to a net loss of ($338,812) for the same period in 1996.

Results of Operations for the Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996
--------------------------------------------------------------------------------

     The following table sets forth certain statement of operations information expressed both in dollars and as a percentage of net sales for the periods indicated:



                                                           Six Months Ended June 30,
                                                           -------------------------
                                                       1997                                 1996

Net Sales                                    $4,411,355        100%              $2,044,531      100%
Cost of sales                                 2,128,349         48                1,069,832       52
Gross profit                                  2,283,006         52                  974,699       48
Operating expenses                            1,407,207         32                1,624,415       80
Research and development                         71,217          2                   50,773        2
Income (loss) from operations                   804,582         18                 (700,489)     (34)
Interest and other income                        81,703          2                   45,733        3
Interest expense                               (194,160)        (4)                (137,611)      (7)
Provision (benefit) for income taxes                  -          -                 (213,343)     (10)
Net income (loss)                               692,125         16                 (579,024)     (28)

     Net Sales. Net sales increased by $2,366,824, or 116%, to $4,411,355 for the six months ended June 30, 1997 compared to $2,044,531 for the six months ended June 30, 1996. The increase in sales was a result of $3.08 million of discontinued and excess inventories sold in a barter agreement that the Company entered into in December, 1996 with Active Media Services, Inc. and another barter agreement entered into in April, 1997 with SKR Resources, Inc. The Active Media, Inc. agreement has now been completely shipped and the products sold in the agreement consisted of ChromaTrim, CitrusSlim, Vita ACE and gum from the Jack Lalanne line of products. The Company shipped 68% of the $438,000 agreement with SKR Resources, Inc. that consisted of the DentaHealth product.

     Cost of Sales. Cost of sales decreased 4% to $2,128,349 or 48% of net sales for the six months ended June 30, 1997, compared to $1,069,832 or 52% of net sales for the same period in 1996. The primary reason for the decrease is the Company has eliminated its dependence upon outside manufacturers and is capitalizing on the economies of scale for its chewing gum products.

     Gross Profit. Gross profit increased by 4% to $2,283,006 or 52% of net sales for the six months ended June 30, 1997, compared to $974,699 or 48% of net sales for the same period in 1996. The decrease in gross profit was directly related to cost of sales.

     Operating Expenses. Operating expenses were $1,407,207, a decrease of $217,208 for the six months ended June 30, 1997 compared to the same period in 1996. Approximately $782,784 of these operating expenses were attributable to the operations of the manufacturing plant, of which, $265,183 were directly related to depreciation of the plant's manufacturing equipment. Factors contributing to a decrease in non-manufacturing operating expenses were primarily related to advertising of $205,284 for the six months ended June 30, 1997 versus $319,925 for the same period in 1996. Other significant non-manufacturing operating expenses were administrative management labor ($350,957), travel and trade shows ($225,118), accounting, legal and professional consulting fees ($185,019), general administrative labor ($113,273), art/production fees ($107,105) and sales labor ($64,675).

     Research and Development. Research and development expenditures were $71,217 for the six months ended June 30, 1997, compared to $50,773 for the same period in 1996. The majority of these costs were related to the formulation of the following: Vita ACES+, an anti-oxidant gum; Chew and Sooth Zinc gum, a throat soother; High Gear, an energy gum; Calcium gum, prevents, helps and treats osteoporosis; Ginseng gum, helps maintain overall good health; and other various private label dental, smoking cessation and body building cube gums.

     Interest and Other Income and Interest Expense. Interest and other income was $81,703, an increase of $35,970 for the six months ended June 30, 1997, primarily as a result of an increase in working capital from equity financings that were invested in short-term investments. Interest expense was $194,160 an increase of $56,549 for the six months ended June 30, 1997, primarily as a result of the Company issuing $2,530,000 of subordinated convertible notes in February, 1997.

     Net Income. Net income increased to $692,125 for the six months ended June 30, 1997 compared to a net loss ($579,024) for the same period in 1996.

Liquidity and Capital Resources

     As of June 30, 1997, the Company's working capital was $3.94 million compared to $3.65 million at December 31, 1996. For the six months ended June 30, 1997, the Company experienced a decrease in cash used by operating activities of $995,714 primarily as a result of an increase in prepaid advertising expenses related to the Active Media Services, Inc. and SKR Resources, Inc. barter agreements.

     Investing activities consumed $311,715 in cash for the six months ended June 30, 1997 compared to $764,056 of cash used in the same period of 1996. This was primarily from an increase in a note receivable to a former major distributor and acquisition of additional manufacturing equipment.

     Financing activities provided $2,161,145 in cash for the six months ended June 30, 1997 compared to $5,343,548 in cash for the same period in 1996. The cash provided for 1996 was primarily a result of the Company successfully completing its IPO on April 24, 1996 less the repayment of notes payable. The cash provided for 1997 was primarily from the sale of an aggregate of $2,530,000 of convertible debentures on March 6, 1997.

     On August 7, 1997, the Company announced that 457,400 of its 460,000 Common Stock Purchase Warrants (99.43%) outstanding as of July 21, 1997 were redeemed at an exercise price of $7.50 per share for total gross proceeds to the Company of $3,430,500.

Outlook

     The statements contained in this section are based on current expectations. These statements are forward looking, and actual results may differ materially.

     The accumulated advertising credits resulting from the barter transaction described under June 30, 1997 Results of Operations and totaling approximately $3.8 million will be used to advertise and promote Cigarrest, a smoking cessation gum. The Company also expects to continue to support the re-formulated ChromaTrim and CitrusSlim weight loss/control gums and all other products with various advertising campaigns and direct response. While the Active Media, Inc. agreement has been completely shipped, the Company anticipates shipping an additional $140,000 to complete the agreement with SKR Resources, Inc. in the third quarter of this year.

     The $3.4 million received from the Common Stock Purchase Warrant redemption will be added to the Company's working capital. It is expected that portions of the working capital may be used to expand or completely rebuild the Company's manufacturing and warehouse facilities when demand outstrips capacity.

     The Company's future results of operations and the other forward looking statements contained in this section, in particular the statement(s) concerning plant efficiencies and capacities, capital spending, research and development and other expenses involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business conditions and the general economy; competitive factors, such as rival gum manufacturers' pricing and marketing efforts; availability of third-party material products at reasonable prices; unused barter credits, if any; risk of nonpayment of accounts receivable; risks of inventory obsolescence due to shifts in market demand; timing of product introductions; and litigation involving product liabilities and consumer issues.

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

Item 2.  Changes in Securities
         ----------------------
                  None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
         ----------------------------------------------------

     At the 1997 Annual Meeting of Stockholders, held on June 13, 1997, the Stockholders approved several proposals as follows:

     (1) Proposal to elect six directors to serve until their successors are elected.

           Name                   For              Abstain
           ----                   ---              -------


     Richard Ratcliff          2,007,242          2,881,780
     Gerald Kern               4,753,577            135,445
     Gary Kehoe                4,840,737             48,285
     Richard Bernstein          1,923,952         2,965,070
     William Meris             2,489,307          2,399,715
     Robert Kwait              4,851,737             37,285

     (2) Proposal to approve an increase in the number of shares reserved for issuance under the Company's 1995 Stock Option Plan from 1,200,000 shares to 2,000,000 shares.

                    For                       2,984,582
                    Against                     423,778
                    Abstain                      82,400
                                              ---------
                    Total                     3,490,076
                                              =========
Item 5.  Other
         -----
                  None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         A.  Exhibits
                  10.27  Agreement with SKR Resources, Inc.
                  27.  Financial Data Schedule

         B.  Reports on Form 8-K
                  None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorize


Gum Tech International, Inc.


/s/  Gerald N. Kern
-------------------------------------
Gerald N. Kern
President and Chief Executive Officer

/s/  Jeffrey L. Bouchy
-------------------------------------
Jeffrey L. Bouchy
Senior Vice President-Chief Financial Officer


August 14, 1997