Form 10QSB
period 1997-09-30
GUMTECH INTERNATIONAL INC \UT\
filed 1997-11-14
CIK 1006195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of  1934

                    For the quarter ended September 30, 1997

                                       or

         [ ] Transition Report pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of  1934

                For the transition period from _______ to _______

                         Commission File number 0-27646

                          Gum Tech International, Inc.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

           Utah                                                 87-0482806
---------------------------------                         ----------------------
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

There are 5,836,460 shares of the registrant's common stock, no par value outstanding as of October 31, 1997.

                          GUM TECH INTERNATIONAL, INC.
                                   FORM 10-QSB

                                      INDEX

Part I  Financial Information                                       Page

        Item 1. Condensed Balance Sheet as of
                September 30, 1997                                     1

                Condensed Statements of Operations
                for the three months ended September 30, 1997
                and 1996                                               3

                Condensed Statements of Operations
                for the nine months ended September 30, 1997
                and 1996                                               4

                Condensed Statements of Cash Flows
                for the nine months ended September 30, 1997
                and 1996                                               5

                Notes to Condensed Financial Statements                6

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations          7

Part II Other Information and Signatures                              12

                          GUM TECH INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEET
                               September 30, 1997
                                  (Unaudited)

                                     ASSETS

Current Assets:
    Cash and cash equivalents                                      $  4,776,608
    Restricted Cash                                                      56,452
    Accounts receivable, net of
    allowance for doubtful accounts
      of $21,516                                                        987,796
    Inventories                                                       1,097,283
    Current portion of notes receivable                                 311,585
    Accrued interest                                                     59,763
    Prepaid expenses and other                                          157,592
                                                                   ------------

             Total Current Assets                                     7,447,079
                                                                   ------------

Property and Equipment, at cost:

    Machinery and production equipment                                3,436,409
    Office furniture and equipment                                      136,750
    Leasehold improvements                                              190,526
                                                                   ------------

    Total Property and Equipment                                      3,763,685

    Less accumulated depreciation                                      (890,574)
                                                                   ------------

           Net Property and Equipment                                 2,873,111
                                                                   ------------

Other Assets:
    Prepaid advertising                                               4,295,014
    Notes receivable                                                     66,000
    Intangible assets, net of
       accumulated amortization                                         225,144
    Deposits and other                                                  245,029
                                                                   ------------

           Total Other Assets                                         4,831,187
                                                                   ------------

           Total Assets                                            $ 15,151,377
                                                                   ============


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                          GUM TECH INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEET
                               September 30, 1997
                                  (Continued)
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
    Accounts Payable                                               $    359,718
    Accrued interest                                                     29,697
    Customer deposits                                                       816
    Current portion of long-term debt                                   230,544
                                                                   ------------

           Total Current Liabilities                                    620,775
                                                                   ------------

Long Term Debt, net of current portion above:

    Notes payable                                                     2,530,000
    Equipment Lease Obligations                                       1,315,349

           Total Long Term Debt                                       3,845,349
                                                                   ------------

Commitments and Contingencies                                              --

Stockholders' Equity:
    Preferred stock:  no par value,
     1,000,000 shares authorized,
     none issued or outstanding                                            --
    Common stock: no par value,
     10,000,000 shares authorized,
     5,761,460 shares issued and outstanding                         11,898,150
    (Accumulated deficit)                                            (1,212,897)
                                                                   ------------

           Total Stockholders' Equity                                10,685,253
                                                                   ------------

           Total Liabilities and Stockholders' Equity              $ 15,151,377
                                                                   ============


                 The accompanying notes are an integral part of
                      these condensed financial statements.

                          GUM TECH INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                       Three months ended
                                                          September 30,
                                                    ---------------------------
                                                        1997          1996
                                                    ---------------------------

Net Sales                                           $ 1,783,334    $   396,757

Cost of Sales                                           820,149        291,153
                                                    -----------    -----------

       Gross Profit                                     963,185        105,604

Operating Expenses                                      863,708      1,605,487
Research and Development                                 21,754        144,551
                                                    -----------    -----------

       Income  (Loss) From Operations                    77,723     (1,644,434)
                                                    -----------    -----------

Other Income (Expense):
  Interest and Other Income                              67,083         27,714
  Interest Expense                                     (120,006)       (41,816)
                                                    -----------    -----------

       Total Other Income (Expense)                     (52,923)       (14,102)
                                                    -----------    -----------

Income (Loss) Before Provision For Income Taxes          24,800     (1,658,536)

Provision (benefit) for income taxes                      --             --
                                                    -----------    -----------

Net Income (Loss)                                   $    24,800    $(1,658,536)
                                                    ===========    ===========

Net Income (Loss) Per Share of Common Stock:

  Primary:
     Weighted Average Number of Common
      Shares Outstanding                              6,653,686      4,879,566
                                                    ===========    ===========

     Net Income (Loss) Per Share of Common Stock    $      0.00    $     (0.34)
                                                    ===========    ===========

  Fully diluted:
     Weighted Average Number of Common
       Shares Outstanding                             6,950,711      4,879,566
                                                    ===========    ===========

     Net Income (Loss) Per Share of Common Stock    $      0.00    $     (0.34)
                                                    ===========    ===========

                 The accompanying notes are an integral part of
                      these condensed financial statements.

                          GUM TECH INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                        Nine months ended
                                                           September 30,
                                                    ---------------------------
                                                        1997           1996
                                                    ---------------------------

Net Sales                                           $ 6,194,689     $ 2,441,288

Cost of Sales                                         2,948,498       1,360,985
                                                    -----------     -----------

         Gross Profit                                 3,246,191       1,080,303

Operating Expenses                                    2,270,915       3,229,902
Research and Development                                 92,971         195,324
                                                    -----------     -----------

         Income  (Loss) From Operations                 882,305      (2,344,923)
                                                    -----------     -----------

Other Income (Expense):
   Interest and Other Income                            148,786          73,447
   Interest Expense                                    (314,166)       (179,427)
                                                    -----------     -----------

         Total Other Income (Expense)                  (165,380)       (105,980)
                                                    -----------     -----------

Income (Loss) Before Provision
  For Income Taxes                                      716,925      (2,450,903)

Provision (benefit) for income taxes                       --          (213,343)
                                                    -----------     -----------

Net Income (Loss)                                   $   716,925     $(2,237,560)
                                                    ===========     ===========

Net Income (Loss) Per Share of Common Stock:

  Primary:
     Weighted Average Number of Common
      Shares Outstanding                              6,143,529       4,278,128
                                                    ===========     ===========
      Net Income (Loss) Per Share
       of Common Stock                              $      0.13     $     (0.52)
                                                    ===========     ===========

  Fully diluted:
     Weighted Average Number of Common
      Shares Outstanding                              6,782,462       4,278,128
                                                    ===========     ===========
      Net Income (Loss) Per Share
       of Common Stock                              $      0.11     $     (0.52)
                                                    ===========     ===========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                   GUM TECH INTERNATIONAL, INC.

                                CONDENSED STATEMENTS OF CASH FLOWS

                                            (Unaudited)

                                                                      Nine months ended September 30,
                                                                    -----------------------------------
                                                                        1997                    1996
                                                                    -----------------------------------
Cash Flows From Operating Activities:

  Net income (loss)                                                 $   716,925             $(2,237,560)
  Adjustments to reconcile net income
    (loss) to net cash (used)
     by operating activities:
       Depreciation                                                     431,171                 317,446
       Amortization                                                      34,504                    --
       Deferred income taxes                                               --                  (215,412)
       Accrued interest on notes receivable                             (59,763)                (20,652)
       Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                     (233,924)                303,452
        Decrease in income tax receivable                               234,440                    --
        Decrease (Increase) in inventories                              269,661                (560,654)
        Decrease (Increase) in prepaid
         expenses and other                                             658,439                 (60,241)
        (Increase) in prepaid advertising expenses                   (4,295,014)                   --
        Decrease (Increase) in deposits and other                       166,623                (120,049)
        (Decrease) in accounts payable and accrued expenses              (8,850)               (337,914)
        Decrease) in customer deposits                                  (64,684)                (36,959)
                                                                    -----------             -----------

        Net Cash (Used) By Operating Activities                      (2,150,472)             (2,968,543)
                                                                    -----------             -----------

Cash Flows From Investing Activities:

        Capital expenditures                                           (165,800)               (648,339)
        Decrease in notes receivable                                    (61,585)               (216,000)
                                                                    -----------             -----------

        Net Cash (Used) By Investing Activities                        (227,385)               (864,339)
                                                                    -----------             -----------

Cash Flows From Financing Activities:
        Proceeds from borrowing                                       2,530,000                 706,397
        Principal payments on notes payable                            (165,728)             (2,536,942)
        Issuance of common stock                                           --                 8,430,000
        Issuance of common stock upon exercise
         of options/warrants                                          4,121,768                    --
        Costs for issuance of common stock                             (188,678)                   --
        Debt issuance costs incurred                                   (259,648)                   --
        Offering costs incurred                                            --                (1,277,807)
                                                                    -----------             -----------

        Net Cash Provided By Financing Activities                     6,037,714               5,321,648
                                                                    -----------             -----------

        Net Increase in Cash and Cash Equivalents                     3,659,857               1,488,766

        Cash and Cash Equivalents at
            Beginning of Period                                       1,116,751                 503,327
                                                                    -----------             -----------


        Cash and Cash Equivalents at
           End of Period                                            $ 4,776,608             $ 1,992,093
                                                                    ===========             ===========

Supplemental Disclosure of Cash Flow Information:

        Cash paid during the period for:
           Interest                                                 $   209,515             $   286,790
           Income taxes                                                    --                    23,165

Supplemental Disclosure of Non Cash Investing
 and Financing Activities:
        Capital lease obligation incurred for new equipment
                                                                    $      --               $ 1,194,554


                             The accompanying notes are an integral part of
                                  these condensed financial statements.

                                       5

                          GUM TECH INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1997. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 previously filed with the Securities and Exchange Commission.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company was organized in 1991 to develop, market and distribute specialty chewing gum products. The Company's first chewing gum product included a natural caffeine substance marketed to runners and other exercise enthusiasts as a source of energy and carbohydrates. In 1994 and 1995, the Company raised funds through debt and equity financings which were used to establish a new management team, develop additional chewing gum products, build inventories and purchase chewing gum manufacturing equipment for the Company's 28,000 square foot manufacturing facility which commenced operations in late March, 1996. The facility currently has 34 employees and by the end of 1996 the Company produced 100% of its chewing gum products.

     The Company distributes its branded and private-label nutrient and therapeutic chewing gum products to many of the nation's top drugstore chains, including Rite-Aid, Walgreens, Drug Emporium, Longs, Thrifty, Phar-Mor, Eckard and Payless. The Company also has nationwide distribution in the mass market chains (Target, Kmart, Meijer), major supermarket chains (Smith's , Lucky's) and various health food distributors. In addition, the Company is increasing distribution and further expanding its presence in international markets including Japan, Korea, Russia, Scandinavia, and Europe. The Company is also involved in many private label endeavors, including the research and development of various nicotine and non-nicotine smoking cessation products.

Results of Operations for the Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996.
--------------------------------------------------------------------------------

     The following table sets forth certain statement of operations information expressed both in dollars and as a percentage of net sales for the periods indicated:

                                           Quarters Ended September 30,
                                           1997                     1996
                                    ------------------      --------------------
Net sales                           $1,783,334    100%        $396,757      100%
Cost of sales                          820,149     46          291,153       73
Gross profit                           963,185     54          105,604       27
Operating expenses                     863,708     49        1,605,487      405
Research and development                21,754      1          144,551       36
Income (Loss) from operations           77,723      4       (1,644,434)    (414)
Interest and other income               67,083      4           27,714        7
Interest expense                      (120,006)     7          (41,816)      11
Provision (benefit) for income taxes       -        -               -         -
Net income (Loss)                       24,800      1       (1,658,536)    (418)

     Net Sales. Net sales increased by $1,386,577 or 349%, to $1,783,334 for the three months ended September 30, 1997, compared to $396,757 for the three months ended September 30, 1996. The increase in sales was a result of the launch of the Company's first smoking cessation product, CigArrest, which accounted for approximately $600,000 in net sales. In addition, $498,000 of discontinued and excess inventories were sold pursuant to a barter agreement that the Company entered into with SKR Resources, Inc. in April, 1997. In September, 1997, the agreement was amended to $796,000 from $438,000. The Company receives barter credits toward advertising and other expenses in consideration for such inventories. The products sold in the agreement consisted of ChromaTrim, CitrusSlim and DentaHealth.

     Cost of Sales. Cost of sales, as a percentage of net sales, decreased 27% to $820,149 or 46% of net sales for the three months ended September 30, 1997 compared to $291,153 or 73% of net sales for the same period in 1996. The primary reason for the decrease is the Company is capitalizing on the economies of scale for its chewing gum products.

     Gross Profit. Gross profit, as a percentage of net sales, increased by 27% to $963,185 or 54% of net sales for the three months ended September 30, 1997 compared to $105,604 or 27% of net sales for the same period in 1996. The increase in gross profit percentage was directly related to the decrease in cost of sales.

     Operating Expenses. Operating expenses were $863,708, a decrease of $741,779 for the three months ended September 30, 1997 compared to the same period in 1996. Approximately $440,340 of these operating expenses for the three months ended September 30, 1997, were attributable to the operations of the manufacturing plant, of which, $134,000 were directly related to depreciation of the plant's manufacturing equipment. Factors contributing to a decrease in non-manufacturing operating expenses for the three months ended September 30, 1997 were primarily related to advertising of $426,089 versus $742,985 for the same period in 1996. Other significant non-manufacturing operating expenses for the three months ended September 30, 1997 were administrative management labor $190,159, accounting, legal and professional consulting fees $116,376, travel and trade shows $55,978, general administrative labor $52,964 and sales labor $35,422.

     Research and Development. Research and Development expenditures were $21,754 for the three months ended September 30, 1997, compared to $144,551 for the same period in 1996. The majority of these costs were related to the formulation of the following: a Ginseng gum, which helps maintain overall good health; an Antacid/Calcium gum, which prevents, helps and treats osteoporosis and prevents upset stomachs; a newly reformulated Love Gum; and other various private label dental, smoking cessation and body building cube gums.

     Interest and Other Income and Interest Expense. Interest and other income was $67,083 an increase of $39,369 for the three months ended September 30, 1997, primarily as a result of an increase in working capital from equity financings that were invested in short-term investments. Interest expense was

$120,006 an increase of $78,190 for the three months ended September 30, 1997, primarily as a result of the Company issuing $2,530,000 of subordinated convertible notes in February and March, 1997.

     Net Income. Net income increased to $24,800 for the three months ended September 30, 1997 compared to a net loss of $1,658,536 for the same period in 1996.

Results of Operations for the Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996.
--------------------------------------------------------------------------------

     The following table sets forth certain statement of operations information expressed both in dollars and as a percentage of net sales for the periods indicated:

                                           Nine Months Ended September 30,
                                             1997                   1996
                                     -------------------     -------------------
Net sales                            $6,194,689     100%     $2,441,288     100%
Cost of sales                         2,948,498      48       1,360,985      56
Gross profit                          3,246,191      52       1,080,303      44
Operating expenses                    2,270,915      37       3,229,902     132
Research and development                 92,971       1         195,324       8
Income (Loss) from operations           882,305      14      (2,344,923)    (96)
Interest and other income               148,786       3          73,447       3
Interest expense                       (314,166)      5        (179,427)      7
Provision (benefit) for income taxes        -         -        (213,343)      8
Net income (Loss)                       716,925      12      (2,237,560)    (92)

     Net Sales. Net sales increased by $3,753,401 or 154%, to $6,194,689 for the nine months ended September 30, 1997 compared to $2,441,288 for the nine months ended September 30, 1996. The increase in sales was primarily a result of $3.57 million of discontinued and excess inventories sold in a barter agreement that the Company entered into in December, 1996 with Active Media Services, Inc. and another barter agreement entered into in April, 1997 with SKR Resources, Inc. in which the Company receives barter credits toward advertising and other expenses in consideration for such inventories. Both barter agreements have been completely shipped and the products sold in the agreements consisted of ChromaTrim, CitrusSlim, DentaHealth, Vita ACE and gum from the Jack LaLanne line of products.

     Cost of Sales. Cost of sales, as a percentage of net sales, decreased 8% to $2,948,498 or 48% of net sales for the nine months ended September 30, 1997, compared to $1,360,985 or 56% of net sales for the same period in 1996. The primary reason for the decrease is the Company has eliminated its dependence upon outside manufacturers and is capitalizing on the economies of scale for its chewing gum products.

     Gross Profit. Gross profit, as a percentage of net sales, increased by 8% to $3,246,191 or 52% of net sales for the nine months ended September 30, 1997, compared to $1,080,303 or 44% of net sales for the same period in 1996. The increase in gross profit was directly related to the decrease in cost of sales.

     Operating  Expenses.  Operating  expenses  were  $2,270,915,  a decrease of
$958,987 for the nine months ended September 30, 1997 compared to the same period in 1996. Approximately $1,223,124 of these operating expenses were attributable to the operations of the manufacturing plant, of which, $417,592 were directly related to depreciation of the plant's manufacturing equipment. Factors contributing to a decrease in non-manufacturing operating expenses for the nine months ended September 30, 1997 were primarily related to advertising of $629,912 versus $1,062,511 for the same period in 1996. Other significant non-manufacturing operating expenses for the nine months ended September 30, 1997 were administrative management labor $541,116, travel and trade shows $282,865, accounting, legal and professional consulting fees $301,396, general administrative labor $165,957, art/production fees $125,471 and sales labor $100,097.

     Research and Development. Research and Development expenditures were $92,971 for the nine months ended September 30, 1997, compared to $195,324 for the same period in 1996. The majority of these costs for the nine months ended September 30, 1997 were related to the formulation of the following: Vita ACES+, an anti-oxidant gum; Chew and Sooth Zinc gum, a throat soother; High Gear, and energy gum; Calcium gum, prevents, helps and treats osteoporosis; Ginseng gum, helps maintain overall good health; and other various private label dental, smoking cessation and body building cube gums.

     Interest and Other Income and Interest Expense. Interest and other income was $148,786, an increase of $75,339 for the nine months ended September 30, 1997, primarily as a result of an increase in working capital from equity financings that were invested in short-term investments. Interest expense was $314,166 an increase of $134,739 for the nine months ended September 30, 1997, primarily as a result of the Company issuing $2,530,000 of subordinated convertible notes in February and March, 1997.

     Net Income. Net income increased to $716,925 for the nine months ended September 30, 1997 compared to a net loss $2,237,560 for the same period in 1996.

Liquidity and Capital Resources

     As of September 30, 1997, the Company's working capital was $6.83 million compared to $3.65 million at December 31, 1996. For the nine month period ended September 30, 1997, the Company experienced a decrease in cash used by operating activities of $2.15 million primarily as a result of an increase in prepaid advertising expenses related to the Active Media Services, Inc. and SKR Resources, Inc. barter agreements.

     Investing activities consumed $227,385 in cash for the nine months ended September 30, 1997 compared to $864,339 of cash used in the same period of 1996. This was primarily from the acquisition of additional manufacturing equipment.

     Financing activities provided $6.04 million in cash for the nine months ended September 30, 1997 compared to $5.32 million in cash for the same period in 1996. The cash provided for 1996 was primarily a result of the Company successfully completing its Initial Public Offering on April 24, 1996 less the repayment of notes payable. The cash provided for 1997 was primarily from the exercise of the Company's Common Stock Purchase Warrants issued in the Company's Initial Public Offering . The Company called the Warrants for redemption in July, 1997, and 457,400 of its 460,000 (99.43%) Warrants were exercised at an exercise price of $7.50 per share prior to the date set for redemption for total gross proceeds to the Company of $3,430,500. In addition, the Company sold an aggregate of $2.53 million of convertible debentures in February and March, 1997.

Outlook

     The statements contained in this section are based on current expectations. These statement are forward looking, and actual results may differ materially.

     The accumulated advertising credits resulting from the barter transaction described under September 30, 1997 Results of Operations and totaling approximately $4.3 million will be used over approximately the next two and one-half years to advertise and promote CigArrest, a smoking cessation gum as well as other products developed by the Company in the future. The Company also expects to continue to support the reformulated ChromaTrim and CitrusSlim weight loss/control gums and all other new products (i.e. Calcium gum, Ginseng gum and the Zinc Chew and Sooth gums) with various advertising campaigns and direct response. During the fourth quarter of 1997, the Company has committed to approximately $900,000 of advertising, of which $360,000 will be paid by barter credits. Although the Company believes it will be able to use all of its barter credits, any barter credits unused within the two and one-half year period will reduce future earnings by the amount of such unused barter credits.

     The $3.4 million received from the Common Stock Purchase Warrant redemption will be added to the Company's working capital and may be used to expand and completely rebuild the Company's manufacturing and warehouse facilities when demand outstrips capacity.

     The Company's future results of operations and other forward looking statements contained in this section, in particular the statement(s) concerning plant efficiencies and capacities, capital spending, research and development and other expenses involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business conditions and the general economy; competitive factors, such as rival gum manufacturers' pricing and marketing efforts; availability of third-party material products at reasonable prices; unused barter credits, if any; risk of nonpayment of accounts receivable; risks of inventory obsolescence due to shifts in market demand; timing of product introductions; and litigation involving product liabilities and consumer issues.

Part II. Other Information

Item 1. Legal Proceedings
-------------------------

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

     On December 11, 1996, a complaint was filed by Moira Cervi-Skinner, a former employee of the Company, with the United States Equal Employment
Opportunity Commission (EEOC) in Phoenix, Arizona naming the Company and an officer and director of the Company. The complaint alleges unwelcome sexual conduct and sex discrimination as a condition of employment at the Company. In addition, a demand letter has been received from the complainant's attorney demanding $825,000. There is no lawsuit filed at this time. The Company intends to contest these allegations and all alleged damages vigorously if a suit should be brought. The Company believes it is insured for its own attorneys fees and costs in this matter.

     On August 27, 1997, a lawsuit was filed by Paul R. Janssens-Lens against Gum Tech International, Inc., in the case of Janssens-Lens v. Gum Tech International, Inc., Kensington Securities, Inc., Kirtis Wyatt and Jane Doe Wyatt in the Superior Court of Arizona, in and for the County of Maricopa, case number CV97-15896. The Jansenns-Lens lawsuit alleges both breach of contract and tort actions, including intentional interference with prospective economic advantage, misrepresentation, securities fraud and consumer fraud and seeks compensatory damages in an amount of no less than $1,680,000, together with an award of punitive damages in an amount to be determined at trial. The lawsuit settled in the early stages between plaintiff Paul R. Janssens-Lens and defendants Kensington Securities, Inc. and Kirtis Wyatt. The Company did not participate in this settlement agreement. The plaintiff is now in the process of determining whether he believes he still has a viable cause of action against the Company. In the event the plaintiff elects to proceed against the Company, the Company intends to vigorously defend the lawsuit. The Company believes it is insured for its costs in this matter.

Item 2. Changes in Securities
-----------------------------

     None

Item 3. Defaults Upon Senior Securities
---------------------------------------

     None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None

Item 5. Other
-------------

     None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     A. Exhibits

        None

     B. Reports on Form 8-K

     The Company filed a Current Report on Form 8-K, dated August 14, 1997, where Gum Tech International, Inc. and Nabisco, Inc. entered into a "Joint Development Agreement" to develop and commercialize a number of new and improved products. In the development phase of the agreement, Gum Tech will combine its expertise in areas such as coatings and active ingredients with Nabisco's expertise in areas such as gum bases and flavors. Gum Tech commits to having a minimum manufacturing capacity for at least 20 million units from now until June 1, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Gum Tech International, Inc.



                                        /s/ Gerald N. Kern
                                        ----------------------------------------
                                        Gerald N. Kern
                                        Chief Executive Officer and President

                                        /s/ Jeffrey L. Bouchy
                                        ----------------------------------------
                                        Jeffrey L. Bouchy
                                        Senior Vice President -
                                        Chief Financial Officer


November 14, 1997