Form 10KSB/A
period 1996-12-31
GUMTECH INTERNATIONAL INC \UT\
filed 1997-12-31
CIK 1006195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

Commission File No. 0-27646


                          GUM TECH INTERNATIONAL, INC.
                  -------------------------------------------
                 (Name of Small Business Issuer in its Charter)


              Utah                                          87-0482806
----------------------------------------------          -------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                       Identification Number)


4205 North 7th Avenue
Phoenix, AZ                                                    85013
-----------------------------------------------         ----------------------
(Address of principal executive offices)                      (Zip Code)



Issuer's telephone number:  (602) 277-0606

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

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net Sales. After realizing revenues of approximately $750,000 in December 1996 from its Barter Agreement, net sales nevertheless decreased by $474,948, or 11%, to $3,868,642 for the year ended December 31, 1996 compared to $4,343,590 for the year ended December 31, 1995. The decrease in sales was primarily attributable to a substantial reduction in product sales to two significant customers, National Distributing Group ("NDG") and Universal Merchants, Inc. ("UMI"). For the year ended December 31, 1996, NDG and UMI accounted for 13.8% and 2.9% of the Company's sales, respectively, compared to 42.8% and 26.7% of the Company's sales, respectively, for the year ended December 31, 1995. The ChromaTrim sales agreements with NDG and UMI were mutually terminated in February, 1996.

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

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Net Sales. Net sales increased by $2.4 million, or 124%, to $4.3 million for the year ended December 31, 1995 ("1995") compared to $1.9 million for the year ended December 31, 1994 ("1994"). The increase in sales was primarily the result of "CitrusSlim" which accounted for $340,000 of such sales increase and the expansion of the Company's distribution channels to include infomercial television broadcast which the Company believes were also responsible for a large part of the additional sales. In addition, National Distributing Group and Universal Merchants, Inc. accounted for 42.8% and 26.7% of the Company's sales, respectively for the year ended December 31, 1995, compared to 62.4% and 0% of the Company's sales, respectively, for the year ended December 31, 1994.

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

ITEM 7.  FINANCIAL STATEMENTS
- -------  --------------------

                          INDEX TO FINANCIAL STATEMENTS




Financial Statements                                                 Page
- --------------------                                                 ----
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

                     GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


1. Organization and Summary of Significant Accounting Policies
- --------------------------------------------------------------
     Organization
     ------------
     Gum Tech International, Inc. (the "Company") was incorporated in Utah on February 4, 1991 to develop, market and distribute specialty chewing gum products under its own brand names and on a private label basis for other chewing gum marketers. The Company currently markets chewing gum products with certain ingredients added to promote weight control, energy endurance, oral hygiene and breath freshness. The Company also markets chewing gum products which include anti-oxidant vitamins, zinc, calcium and anti-smoking preparations.

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

2. Restricted Cash
- ------------------
     Cash of  $54,629  was held as  collateral  by a bank for a letter of credit
     issued  to  the  lessor  of  the  Company's   manufacturing  and  warehouse
     facilities.

3. Inventories
- --------------

     Inventories at December 31, 1996 consist of the following:

             Raw materials and packaging            $  591,032
             Work in process                           361,059
             Finished goods                            414,853
                                                    ----------

                Total                               $1,366,944
                                                    ==========

4. Long-Term Debt
- -----------------
     Long-term debt consists of the following:

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


4. Long-Term Debt (Continued)
- -----------------------------

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
                                                       ==========

5. Income Taxes
- ---------------

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


5. Income Taxes (Continued)
- ---------------------------

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

6. Stockholder's Equity
- -----------------------
     Private Offering of Common Stock
     --------------------------------
     In January 1996, the Company sold 619,175 shares of its common stock at $5.00 per share through an Underwriter. The Company paid a sales commission of 10% of the gross proceeds of the common stock sold. All of the net proceeds of the offering ($2,786,288) were used to repurchase from Brett Bouchy, a principal stockholder of the Company, and retire, 619,175 shares of the Company's common stock held by

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


 6.  Stockholder's  Equity  (Continued)
 -------------------------------------
     Private Offering of Common Stock (Continued)
     --------------------------------------------
     Mr. Bouchy at a repurchase price of $4.50 per share. Other expenses of the offering, including legal fees, accounting fees, printing and other expenses were paid by Mr. Bouchy.

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

7. Stock Option and Warrants
- ----------------------------
     Stock Option Plan
     -----------------
     In March 1995, the Company adopted a stock option plan (the "Plan") which provides for the grant of both incentive stock options and non-qualified options. A total of 1,200,000 shares of common stock have been reserved for issuance under the Plan. The Plan was amended in May 1996 to increase the shares available for issuance to 1,500,000. Incentive stock options are issuable only to eligible officers, directors, key employees and consultants of the Company. The Plan is administered by a committee selected by the Board of Directors, which determines those individuals who shall receive options, the time period during which the options may be exercised, the number of shares of common stock that may be purchased under each option, and the option price. Unless sooner terminated, the Plan shall remain in effect until January 1, 2005.

     The per share exercise price of the common stock may not be less than the fair market value of the common stock on the date the option is granted. The aggregate fair market value (determined as of the date the option is granted) of the common stock that any employee may purchase in any calendar

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


7. Stock Options and Warrants (Continued)
- -----------------------------------------
     Stock Option Plan (Continued)
     -----------------------------
     year pursuant to the exercise of incentive stock options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him, more than 10% of the total combined voting power of all classes of stock of the Company shall be eligible to receive any incentive stock options under the Plan unless the option price is at least 110% of the fair market value of the common stock subject to the option, determined on the date of grant.

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


7. Stock Options and Warrants (Continued)
- -----------------------------------------

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

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


8. Preferred Stock
- ------------------
     The authorized preferred stock of the Company consists of 1,000,000 shares, no par value. The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The rights, preferences and limitations of separate series of preferred stock may differ with respect to such matters as may be determined by the Board of Directors, including without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any), and voting rights. Unless the nature of a particular transaction and applicable statutes require approval, the Board of Directors has the authority to issue these shares without shareholder approval.

9. Commitments and Contingencies
- --------------------------------
     Leases
     ------
     The Company leases its office facilities, manufacturing and warehouse facilities and certain equipment under long-term leasing arrangements. The Company's manufacturing and warehouse facilities lease contains two three year renewal options. In addition, the Company's executive offices contains a two year renewal option. The following is a schedule of future minimum lease payments at December 31, 1996 under the Company's capital leases (together with the present value of minimum lease payments) and operating leases that have initial or remaining noncancellable lease terms in excess of one year:

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


9. Commitments and Contingencies (Continued)
- --------------------------------------------
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

10. Related Party Transactions
- ------------------------------

     On November 18, 1994, Gregory Gossett, the Company's founder, President and majority stockholder, sold 1,550,000 shares of his common stock in the Company to Dale Holdings, Inc., LDC ("Dale") for $750,000, or $.48 per share. On the same date, the Company sold an additional 516,740 shares to Dale for $250,000, or $.48 per share.

     In February 1995, Dale sold an aggregate of 367,150 shares of common stock of the Company held by it to a group of eleven investors for $560,000, or $1.53 per share. After paying commissions of $56,000, Dale loaned the remaining $504,000 to the Company, evidenced by a promissory note. In May 1995 the Company and Dale each sold 420,000 shares of the Company's common stock through an Underwriter at $1.80 per share and paid a commission of 10% of the gross proceeds of the common stock. Dale loaned the Company $346,000 from the proceeds of the common stock sold by it, which is evidenced by a promissory note. Both loans from Dale were collateralized by all of the Company's accounts receivable,

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


10. Related Party Transactions (Continued)
- ------------------------------------------
     inventory and equipment. The notes were distributed to Dale's two partners in December 1995 and the notes were subordinated to the Company's equipment lease and were repaid in 1996.

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


10. Related Party Transactions (Continued)
- ------------------------------------------

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


12. Subsequent Events
- ---------------------

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

          The Company paid the Private Placement Agent a commission of 10% of the gross proceeds of the debentures.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
- -------  -------------------------------------------------

     There have been no changes in or disagreements with accountants on accounting or financial disclosure.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
- -------  ----------------------------------------------------------

Directors and Executive Officers

     The name, age and position of each of the Company's executive officers and directors are set forth below:


     Name                        Age                         Position
     ----                        ---                         --------
Richard Ratcliff(1)(2)           62        Chairman of the Board of Directors and Senior Vice
                                           President
Gerald N. Kern(1)(2)             59        Chief Executive Officer, President and Director
Lester Goldstein                 52        Vice President of Operations
Gary S. Kehoe                    38        Chief Operating Officer and Director
Richard Bernstein                36        Vice President of Marketing and Director
Roy Kaplan                       62        Vice President of Sales
Jeffrey L. Bouchy                31        Secretary, Treasurer and Chief Financial Officer
William G. Meris(1)              31        Director
Robert J. Kwait(2)               61        Director


- ----------

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



                                            Summary Compensation Table
                                                                          Long Term Compensation
                               Annual Compensation                        Awards          Payouts
                               -------------------                        -----------------------

    (a)          (b)          (c)            (d)           (e)              (f)            (g)             (h)              (i)
Name
and
Prin-                                                     Other                                                             All
cipal                                                    Annual         Restricted                                         Other
Posi-                                                    Compen-           Stock        Options/          LTIP            Compen-
tion            Year       Salary($)      Bonus($)      sation($)       Award(s)($)      SARS(#)       Payouts($)        sation($)
- ----            ----       ---------      --------      ---------       -----------      -------       ----------        ---------

Gregory W.
Gossett,        1994        26,460            0             0                0              0               0                0
President       1995           0              0         31,000(1)            0              0               0                0

Richard
Ratcliff,
Chief
Executive       1995        27,500            0             0                0         520,000(2)           0                0
Officer         1996        54,000            0             0                0              0               0                0

Gerald N.
Kern,
Chief
Executive
Director        1996        56,250            0             0                0         300,000(3)           0                0

- ----------

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------  --------------------------------------------------------------

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

                                     Amount of                  Percent of
Name                                 Ownership                     Class
- ----                                 ---------                     -----
Gerald N. Kern(1)                       300,000                      5.7
Richard Ratcliff(2)                     468,000                      8.6
Gary S. Kehoe(3)                        290,000                      5.6
Jeffrey L. Bouchy(4)                    102,000                      2.0
Gregory W. Gossett                      265,000                      5.4
William G. Meris(5)                      20,000                       .4
Richard Bernstein(6)                     30,000                       .6
Riverlux Trust REG(7)                   645,265                     13.0
Karl B. Berger(8)                       450,000                      8.8
Bruce Jorgenson(9)                      250,000                      5.1
Robert J. Kwait(10)                      20,000                       .4
Lester Goldstein(11)                     50,000                      1.0
All officers and directors as
a group (9 persons)
(1)(2)(3)(4)(5)(6)(10)(11)            1,280,000                     20.7

- ----------

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------  ----------------------------------------------

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
- --------  --------------------------------

         a.       Exhibits:

   Exhibit No.              Title
   -----------              -----

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


- ----------

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


              Signature                               Title                                  Date
              ---------                               -----                                  ----

/s/ Richard Ratcliff                        Chairman of the Board of                    March 25, 1997
- ------------------------------------        Directors and Senior Vice
Richard Ratcliff                            President

/s/ Gerald N. Kern                          Chief Executive Officer,                    March 25, 1997
- ------------------------------------        President and Director
Gerald N. Kern

/s/ Lester Goldstein                        Vice President of Operations                March 25, 1997
- ------------------------------------
Lester Goldstein

/s/ Gary S. Kehoe                           Chief Operating Officer and                 March 25, 1997
- ------------------------------------        Director
Gary S. Kehoe

                                            Vice President of Sales and
- ------------------------------------        Marketing and Director
Richard Bernstein

/s/ Jeffrey L. Bouchy                       Secretary, Treasurer, Chief                 March 25, 1997
- ------------------------------------        Financial Officer (Principal
Jeffrey L. Bouchy                           Accounting Officer)

/s/ William G. Meris                        Director                                    March 25, 1997
- ------------------------------------
William G. Meris

 -----------------------------------        Director
Robert J. Kwait