Form 10QSB/A
period 1997-06-30
GUMTECH INTERNATIONAL INC \UT\
filed 1998-03-25
CIK 1006195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB/A

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

                         Commission File number 0-27646

                          Gum Tech International, Inc.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)


           Utah                                            87-0482806
---------------------------------                     ---------------------
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

                          GUM TECH INTERNATIONAL, INC.
                                   FORM 10-QSB
                                      INDEX





Part I   Financial Information                                          Page

         Note for Restatement of Financial Information                    1

         Item 1.   Condensed Balance Sheet as of
                   June 30, 1997                                          2

                   Condensed Statements of Operations
                   for the three months ended June 30, 1997
                   and 1996                                               4

                   Condensed Statements of Operations
                   for the six months ended June 30, 1997
                   and 1996                                               5

                   Condensed Statements of Cash Flows
                   for the six months ended June 30, 1997
                   and 1996                                               6

                   Notes to Condensed Financial Statements                7

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          8

Part II  Other Information and Signatures                                 13

Restatement of Financial Information

     The Company has restated its financial statements for the six months ended June 30, 1997 to eliminate the financial impact of barter credit transactions. The Company took this action as a result of an inquiry by The Nasdaq Stock Market and subsequent discussions with the Securities and Exchange Commission concerning the Company's accounting for its barter transactions.

     The Company entered into barter agreements with Active Media Services, Inc. in December, 1996 and SKR Resources, Inc. in May, 1997. The barter credits were to be used for advertising, packaging and travel expenses, among other items, to launch the Company's branded products in several retail markets. These credits would have reduced the cash portion of the Company's obligations for these services. The Company recorded the barter transactions as revenue based on the wholesale price of each product bartered. By September 30, 1997, cumulative revenues attributable to barter sales for fiscal 1996 and 1997 were approximately $4.3 million.

     Under the restatement, the Company has recorded the barter credits in an amount equal to the carrying value of the inventory, which was reduced to zero prior to the exchange. Therefore, no amounts have been recorded for the barter credits.

     Also, in March, 1997, the Company sold an aggregate of $2.53 million in convertible debentures. These debentures had a beneficial conversion feature to the investors that resulted in a $665,790 non-cash charge to interest expense. In accordance with a newly issued pronouncement by the Emerging Issues Task Force published in mid-1997, the Company restated its financial statements.

     In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded.

                          GUM TECH INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEET
                                 June 30, 1997
                                  (Unaudited)

                                     ASSETS
                                                                          *
Current Assets:
         Cash and cash equivalents                                 $  1,970,467
         Restricted cash                                                 55,836
         Accounts receivable, net of allowance
           for doubtful accounts of $33,506                             429,822
         Inventories                                                    921,779
         Current portion of notes receivable                            414,130
         Accrued interest                                                44,697
         Prepaid expenses and other                                     142,044
                                                                   ------------

                  Total Current Assets                                3,978,775
                                                                   ------------

Property and Equipment, at cost:
         Machinery and production equipment                           3,427,510
         Office furniture and equipment                                 127,434
         Leasehold improvements                                         190,526
                                                                   ------------

         Total Property and Equipment                                 3,745,470

         Less accumulated depreciation                                 (745,387)
                                                                   ------------

                  Net Property and Equipment                          3,000,083
                                                                   ------------

Other Assets:
         Notes receivable                                                66,000
         Intangible assets, net of accumulated amortization             238,349
         Deposits and other                                             253,553
                                                                   ------------

                  Total Other Assets                                    557,902
                                                                   ------------

                  Total Assets                                     $  7,536,760
                                                                   ============


*    Amounts  have been  restated for certain  items as more fully  described in
     Note 2 - Restatement of Financial Information.



                 The accompanying notes are an integral part of
                     these condensed financial statements.

                          GUM TECH INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEET
                                 June 30, 1997
                                  (Continued)
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                         *
Current Liabilities:
         Accounts Payable                                          $    431,582
         Accrued interest                                                69,384
         Unearned revenue                                                10,170
         Current portion of long-term debt                              225,294
                                                                   ------------

                  Total Current Liabilities                             736,430
                                                                   ------------
Long Term Debt:
         Notes Payable                                                2,530,000
         Equipment Lease Obligations                                  1,377,120
                                                                   ------------

                  Total Long Term Debt                                3,907,120
                                                                   ------------

Commitments and Contingencies                                              --

Stockholders' Equity:
         Preferred stock:  no par value,
           1,000,000 shares authorized,
           none issued or outstanding                                      --
         Common stock: no par value,
           10,000,000 shares authorized,
           4,948,740 shares issued and outstanding                    7,965,060
         Additional paid in capital                                     665,790
         Retained Earnings (Deficit)                                 (5,737,640)
                                                                   ------------

                  Total Stockholders' Equity                          2,893,210
                                                                   ------------

                  Total Liabilities and Stockholders' Equity       $  7,536,760
                                                                   ============

*    Amounts  have been  restated for certain  items as more fully  described in
     Note 2 - Restatement of Financial Information.


                 The accompanying notes are an integral part of
                      these condensed financial statemnts.



                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                     Three months ended June 30,
                                                                ------------------------------------
                                                                    1997 *                  1996
                                                                ------------------------------------

Net Sales                                                       $   584,077              $ 1,153,894

Cost of Sales                                                       961,896                  543,879
                                                                -----------              -----------

         Gross Profit                                              (377,819)                 610,015

Operating Expenses                                                  757,788                  994,072
Research and Development                                             21,247                   18,978
                                                                -----------              -----------

         Income  (Loss) From Operations                          (1,156,854)                (403,035)
                                                                -----------              -----------

Other Income (Expense):
   Interest and Other Income                                         50,481                   32,462
   Interest Expense                                                (120,507)                 (58,968)
                                                                -----------              -----------

         Total Other Income (Expense)                               (70,026)                 (26,506)
                                                                -----------              -----------

Income (Loss) Before Provision For Income Taxes                  (1,226,880)                (429,541)

Provision (benefit) for income taxes                                   --                    (90,729)
                                                                -----------              -----------

Net Income (Loss)                                               $(1,226,880)             $  (338,812)
                                                                ===========              ===========

Net Income (Loss) Per Share of Common Stock:
  Primary:
     Weighted Average Number of Common Shares Outstanding         6,884,492                4,466,630
                                                                ===========              ===========
      Net Income (Loss) Per Share of Common Stock               $      (.18)             $     (0.08)
                                                                ===========              ===========

  Fully Diluted:
     Weighted Average Number of Common Shares Outstanding         6,884,492                4,466,630
                                                                ===========              ===========
      Net Income (Loss) Per Share of Common Stock               $      (.18)             $     (0.08)
                                                                ===========              ===========



*    Amounts  have been  restated for certain  items as more fully  described in
     Note 2 - Restatement of Financial Information.



                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                                                               4

                               GUM TECH INTERNATIONAL, INC.
                            CONDENSED STATEMENTS OF OPERATIONS
                                       (Unaudited)


                                                                        Six months ended June 30,
                                                                  ------------------------------------
                                                                      1997 *                   1996
                                                                  ------------------------------------

Net Sales                                                         $ 1,307,688              $ 2,044,531

Cost of Sales                                                       2,128,349                1,069,832
                                                                  -----------              -----------

         Gross Profit                                                (820,661)                 974,699

Operating Expenses                                                  1,385,181                1,624,415
Research and Development                                               71,217                   50,773
                                                                  -----------              -----------

         Income  (Loss) From Operations                            (2,277,059)                (700,489)
                                                                  -----------              -----------

Other Income (Expense):
   Interest and Other Income                                           81,703                   45,733
   Interest Expense                                                  (859,950)                (137,611)
                                                                  -----------              -----------

         Total Other Income (Expense)                                (778,247)                 (91,878)
                                                                  -----------              -----------

Income (Loss) Before Provision For Income Taxes                    (3,055,306)                (792,367)

Provision (benefit) for income taxes                                     --                   (213,343)
                                                                  -----------              -----------

Net Income (Loss)                                                 $(3,055,306)             $  (579,024)
                                                                  ===========              ===========

Net Income (Loss) Per Share of Common Stock:
  Primary:
     Weighted Average Number of Common Shares Outstanding           6,878,995                3,974,103
                                                                  ===========              ===========
      Net Income (Loss) Per Share of Common Stock                 $      (.44)             $     (0.15)
                                                                  ===========              ===========

  Fully Diluted:
     Weighted Average Number of Common Shares Outstanding           6,878,995                3,974,103
                                                                  ===========              ===========
      Net Income (Loss) Per Share of Common Stock                 $      (.44)             $     (0.15)
                                                                  ===========              ===========



*    Amounts  have been  restated for certain  items as more fully  described in
     Note 2 - Restatement of Financial Information.


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                                                               5


                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Six months ended June 30,
                                                                            --------------------------------
                                                                                1997 *                1996
                                                                            ---------------------------------
Cash Flows From Operating Activities:
     Net income (loss)                                                      $(3,055,306)         $  (579,024)
     Adjustments to reconcile net income (loss) to cash (used)
        by operating activities:
                  Depreciation                                                  285,984              183,512
                  Amortization                                                   21,299                 --
                  Interest expense form beneficial conversion
                    feature of notes payable                                    665,790                 --
                  Deferred income taxes                                            --               (215,412)
                  Accrued interest on notes receivable                          (44,697)                --
                  Changes in assets and liabilities:
                  (Increase) decrease in accounts receivable                    324,050             (287,463)
                  Decrease in income tax receivable                             234,440                 --
                  (Increase) decrease in inventories                            445,165             (561,215)
                  (Increase) in prepaid expenses and other                      (78,525)             (96,725)
                  (Increase) decrease in deposits and other                     158,715             (175,245)
                  Increase in accounts payable and accrued expenses             102,701                3,441
                  (Decrease) in customer deposits                               (55,330)             (36,959)
                                                                            -----------          -----------

                  Net Cash (Used) By Operating Activities                      (995,714)          (1,765,090)
                                                                            -----------          -----------

Cash Flows From Investing Activities:
                  Capital expenditures                                         (147,585)            (614,056)
                  Increase in notes receivable                                 (164,130)            (150,000)
                                                                            -----------          -----------

                  Net Cash (Used) By Investing Activities                      (311,715)            (764,056)
                                                                            -----------          -----------

Cash Flows From Financing Activities:
                  Proceeds from borrowing                                     2,530,000              706,397
                  Principal payments on notes payable                          (109,207)          (2,485,042)
                  Issuance of common stock                                         --              8,400,000
                  Debt issuance costs incurred                                 (259,648)                --
                  Offering costs incurred                                          --             (1,277,807)
                                                                            -----------          -----------

                  Net Cash Provided By Financing Activities                   2,161,145            5,343,548
                                                                            -----------          -----------

                  Net Increase in Cash and Cash Equivalents                     853,716            2,814,402

                  Cash and Cash Equivalents at Beginning of Period            1,116,751              503,327
                                                                            -----------          -----------

                  Cash and Cash Equivalents at End of Period                $ 1,970,467          $ 3,317,729
                                                                            ===========          ===========

Supplemental Disclosure of Cash Flow Information:
                  Cash paid during the period for:
                           Interest                                         $   103,477          $   244,973
                           Income taxes                                            --                 23,165

Supplemental Disclosure of Non Cash Investing and Financing Activities:
                  Capital lease obligation incurred for new equipment       $      --            $ 1,194,554


*    Amounts  have been  restated for certain  items as more fully  described in
     Note 2 - Restatement of Financial Information.


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                                                               6




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

2.   Restatement of Financial Information

     The Company has restated its financial statements for the six months ended June 30, 1997 to eliminate the financial impact of barter credit transactions. The company took this action as a result of an inquiry by The Nasdaq Stock Market and subsequent discussions with the Securities and Exchange Commission concerning the Company's accounting for its barter transactions.

     The Company entered into barter agreements with Active Media Services, Inc. in December, 1996 and SKR Resources, Inc. in May, 1997. The barter credits were to be used for advertising, packaging and travel expenses, among other items, to launch the Company's branded products in several retail markets. These credits would have reduced the cash portion of the Company's obligations for these services. The Company recorded the barter transactions as revenue based on the wholesale price of each product bartered. By September 30, 1997, cumulative revenues attributable to barter sales for fiscal 1996 and 1997 were approximately $4.3 million.

     Under the restatement, the Company has recorded the barter credits in an amount equal to the carrying value of the inventory, which was reduced to zero prior to the exchange. Therefore, no amounts have been recorded for the barter credits.

     Also, in March, 1997, the Company sold an aggregate of $2.53 million in convertible debentures. These debentures had a beneficial conversion feature to the investors that resulted in a $665,790 non-cash charge to interest expense. In accordance with a newly issued pronouncement by the Emerging Issues Task Force published in mid-1997, the Company restated its financial statements.

     In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded. The impact of these adjustments on the Company's financial results as originally reported is summarized below:

                              Quarter Ended                Six Months Ended
                              June 30, 1997                 June 30, 1997
                       --------------------------    --------------------------
                       As reported    As restated    As reported    As restated

Net sales              $ 1,983,533    $   584,077    $ 4,411,355    $ 1,307,688
Net income (loss)          150,550     (1,226,880)       692,125     (3,055,306)
Net income (loss)
  per share                    .03           (.18)           .12           (.44)
Retained earnings
 (deficit) end of
  period                (1,237,697)    (5,737,640)    (1,237,697)    (5,737,640)

3. Net income (loss) per share of common stock is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from outstanding options and warrants to purchase common stock. Pursuant to the requirements of the Securities and Exchange Commission, common shares issued by the Company during the twelve months immediately preceding the initial public offering, plus the number of shares issuable upon exercise of stock options granted during this period, have been included in the calculation of the shares used in computing net income (loss) per share as if they were outstanding for all periods presented (using the treasury stock method and the estimated public offering price in calculating equivalent shares).

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


Results of Operations for the Three Months Ended June 30, 1997 Compared to the Three Months Ended June 30, 1996
--------------------------------------------------------------------------------

     The following table sets forth certain statement of operations information expressed both in dollars and as a percentage of net sales for the periods indicated:


                                                            Quarters Ended June 30,
                                                            -----------------------
                                                       1997  *                                 1996
Net Sales                                   $  584,077           100%              $1,153,894       100%
Cost of sales                                  961,896           165                  543,879        47
Gross profit                                  (377,819)          (65)                 610,015        53
Operating expenses                             757,788           130                  994,072        86
Research and development                        21,247             3                   18,978         2
Income (loss) from operations               (1,156,854)         (198)                 (403,035)      (35)
Interest and other income                       50,481             9                   32,462         3
Interest expense                              (120,507)           21                  (58,968)        5
Provision (benefit) for income taxes                 -             -                  (90,729)       (8)
Net income (loss)                           (1,226,880)         (210)                 (338,812)      (29)



*    Amounts  have been  restated for certain  items as more fully  described in
     Note 2 - Restatement of Financial Information.

     Net Sales. Net sales decreased by $569,817, or 49%, to $584,077 for the three months ended June 30, 1997 compared to $1,153,894 for the three months ended June 30, 1997. While the majority of the Company's sales were from chain drug stores and private label customers, a significant reduction in international sales led to the decrease.

     Cost of Sales. Cost of sales increased 118% to $961,896 or 165% of net sales for the three months ended June 30, 1997 compared to $543,879 or 47 % of net sales for the three months ended June 30, 1996. The primary reasons for the increase is the Company's sales under its Barter Agreements have been recorded at a zero value with a cost of sale of $308,140. In addition, the Company's manufacturing facility has been operating at minimal capacity resulting in a higher price per pound of gum.

     Gross Profit. Gross profit, as a percentage, decreased by 118% to $(377,819) or (65)% of net sales for the three months ended June 30, 1997, compared to $610,015 or 53% of net sales for the same period in 1996. The decrease in gross profit percentage was directly related to cost of sales.

     Operating Expenses. Operating expenses were $757,788, a decrease of $236,284 for the three months ended June 30, 1997 compared to the same period in 1996. Approximately $387,497 of these operating expenses were attributable to the operations of the manufacturing plant, of which, $133,613 were directly related to depreciation of the plant's manufacturing equipment. Factors contributing to a decrease in non-manufacturing operating expenses were primarily related to advertising of $147,378 for the three months ended June 30, 1997 versus $230,985 for the same period in 1996. Other significant non-manufacturing operating expenses were administrative management labor ($176,334), travel and trade shows ($129,159), accounting, legal and professional consulting fees ($96,940), art/production fees ($69,735) general administrative labor ($47,978), and sales labor ($32,300).

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

     Net Income (Loss). Net loss increased to $(1,226,880) for the three months ended June 30, 1997 compared to a net loss of ($338,812) for the same period in 1996.

Results of Operations for the Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996
--------------------------------------------------------------------------------

     The following table sets forth certain statement of operations information expressed both in dollars and as a percentage of net sales for the periods indicated:



                                                           Six Months Ended June 30,
                                                           -------------------------
                                                       1997  *                            1996

Net Sales                                    $1,307,688        100%              $2,044,531      100%
Cost of sales                                 2,128,349        163                1,069,832       52
Gross profit                                   (820,661)       (63)                 974,699       48
Operating expenses                            1,385,181        106                1,624,415       80
Research and development                         71,217          5                   50,773        2
Income (loss) from operations                (2,277,059)      (174)                (700,489)     (34)
Interest and other income                        81,703          6                   45,733        3
Interest expense                               (859,950)        66                 (137,611)       7
Provision (benefit) for income taxes                  -          -                 (213,343)     (10)
Net income (loss)                            (3,055,306)      (234)                 (579,024)     (28)


*    Amounts  have been  restated for certain  items as more fully  described in
     Note 2 - Restatement of Financial Information.


     Net Sales. Net sales decreased by $736,843, or 36%, to $1,307,688 for the six months ended June 30, 1997 compared to $2,044,531 for the six months ended June 30, 1997. While the majority of the Company's sales were from chain drug stores and international customers, zero sales to National Distributing Group, a former major customer, contributed to the decrease.

     Cost of Sales. Cost of sales increased 111% to $2,128,349 or 163% of net sales for the six months ended June 30, 1997 compared to $1,069,832 or 52% of net sales for the six months ended June 30, 1996. The primary reasons for the increase is the Company's sales under its Barter Agreements have been recorded at a zero value with a cost of sale of $617,143. In addition, the Company's manufacturing facility has been operating at minimal capacity resulting in a higher price per pound of gum.

     Gross Profit. Gross profit decreased by 111% to $(820,661) or (63)% of net sales for the six months ended June 30, 1997, compared to $974,699 or 48% of net sales for the same period in 1996. The decrease in gross profit was directly related to cost of sales.

     Operating Expenses. Operating expenses were $1,385,181, a decrease of $239,234 for the six months ended June 30, 1997 compared to the same period in 1996. Approximately $782,784 of these operating expenses were attributable to the operations of the manufacturing plant, of which, $265,183 were directly related to depreciation of the plant's manufacturing equipment. Factors contributing to a decrease in non-manufacturing operating expenses were primarily related to advertising of $183,258 for the six months ended June 30, 1997 versus $319,925 for the same period in 1996. Other significant non-manufacturing operating expenses were administrative management labor ($350,957), travel and trade shows ($225,118), accounting, legal and professional consulting fees ($185,019), general administrative labor ($113,273), art/production fees ($107,105) and sales labor ($64,675).

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

     Interest and Other Income and Interest Expense. Interest and other income was $81,703, an increase of $35,970 for the six months ended June 30, 1997, primarily as a result of an increase in working capital from equity financings that were invested in short-term investments. Interest expense was $859,950 an increase of $722,339 for the six months ended June 30, 1997. The increase was a result of a beneficial conversion feature received by investors that participated in the Company's convertible debentures issued on March 6, 1997 which resulted in a $665,790 non-cash charge to interest expense.

     Net Income (Loss). Net loss increased to $(3,055,306) for the six months ended June 30, 1997 compared to a net loss ($579,024) for the same period in 1996.

Liquidity and Capital Resources

     As of June 30, 1997, the Company's working capital was $3.24 million compared to $2.90 million at December 31, 1996. Cash used by operating activities was $995,714 for the six months ended June 30, 1997 primarily as a result of the Company's net loss for six months ended June 30, 1997.

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

     The Company expects to support CigArrest, the re-formulated ChromaTrim and CitrusSlim weight loss/control gums and all other products with various advertising campaigns and direct response.

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


/s/  Gary Kehoe
-------------------------------------
Gary Kehoe
President and Chief Operating Officer

/s/  Jeffrey L. Bouchy
-------------------------------------
Jeffrey L. Bouchy
Senior Vice President-Chief Financial Officer


March 25,1998