Form 10QSB/A
period 1997-09-30
GUMTECH INTERNATIONAL INC \UT\
filed 1998-03-25
CIK 1006195

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

                          GUM TECH INTERNATIONAL, INC.
                                   FORM 10-QSB

                                      INDEX

Part I  Financial Information                                       Page

        Note for Restatement of Financial Information                 1

        Item 1. Condensed Balance Sheet as of
                September 30, 1997                                    2

                Condensed Statements of Operations
                for the three months ended September 30, 1997
                and 1996                                              4

                Condensed Statements of Operations
                for the nine months ended September 30, 1997
                and 1996                                              5

                Condensed Statements of Cash Flows
                for the nine months ended September 30, 1997
                and 1996                                              6

                Notes to Condensed Financial Statements               7

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations         8

Part II Other Information and Signatures                             13

Restatement of Financial Information

     The Company has restated its financial statements for the nine months ended September 30, 1997 to eliminate the financial impact of barter credit transactions. The Company took this action as a result of an inquiry by The Nasdaq Stock Market and subsequent discussions with the Securities and Exchange Commission concerning the Company's accounting for its barter transactions.

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

                          GUM TECH INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEET
                               September 30, 1997
                                  (Unaudited)

                                     ASSETS
                                                                          *
Current Assets:
    Cash and cash equivalents                                      $  4,776,608
    Restricted Cash                                                      56,452
    Accounts receivable, net of
    allowance for doubtful accounts
      of $21,516                                                        987,796
    Inventories                                                       1,097,283
    Current portion of notes receivable                                 311,585
    Accrued interest                                                     59,763
    Prepaid expenses and other                                          157,592
                                                                   ------------

             Total Current Assets                                     7,447,079
                                                                   ------------

Property and Equipment, at cost:
    Machinery and production equipment                                3,436,409
    Office furniture and equipment                                      136,750
    Leasehold improvements                                              190,526
                                                                   ------------

    Total Property and Equipment                                      3,763,685

    Less accumulated depreciation                                      (890,574)
                                                                   ------------

           Net Property and Equipment                                 2,873,111
                                                                   ------------

Other Assets:
    Notes receivable                                                     66,000
    Intangible assets, net of
       accumulated amortization                                         225,144
    Deposits and other                                                  245,029
                                                                   ------------

           Total Other Assets                                           536,173
                                                                   ------------

           Total Assets                                            $ 10,856,363
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

                          GUM TECH INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEET
                               September 30, 1997
                                  (Continued)
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         *
Current Liabilities:
    Accounts Payable                                               $    359,718
    Accrued interest                                                     29,697
    Customer deposits                                                       816
    Current portion of long-term debt                                   230,544
                                                                   ------------

           Total Current Liabilities                                    620,775
                                                                   ------------

Long Term Debt, net of current portion above:
    Notes payable                                                     2,530,000
    Equipment Lease Obligations                                       1,315,349
                                                                   ------------

           Total Long Term Debt                                       3,845,349
                                                                   ------------

Commitments and Contingencies                                              --

Stockholders' Equity:
    Preferred stock:  no par value,
     1,000,000 shares authorized,
     none issued or outstanding                                            --
    Common stock: no par value,
     10,000,000 shares authorized,
     5,761,460 shares issued and outstanding                         11,898,150
    Additional paid in capital                                          665,790
    Accumulated deficit                                              (6,173,701)
                                                                   ------------

           Total Stockholders' Equity                                 6,390,239
                                                                   ------------

           Total Liabilities and Stockholders' Equity              $ 10,856,363
                                                                   ============

*    Amounts  have been  restated for certain  items as more fully  described in
     Note 2 - Restatement of Financial Information.


                 The accompanying notes are an integral part of
                      these condensed financial statements.

                          GUM TECH INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                       Three months ended
                                                          September 30,
                                                    ---------------------------
                                                        1997*         1996
                                                    ---------------------------

Net Sales                                           $ 1,284,746    $   396,757

Cost of Sales                                           820,149        291,153
                                                    -----------    -----------

       Gross Profit                                     464,597        105,604

Operating Expenses                                      825,981      1,605,487
Research and Development                                 21,754        144,551
                                                    -----------    -----------

       Income  (Loss) From Operations                  (383,138)    (1,644,434)
                                                    -----------    -----------

Other Income (Expense):
  Interest and Other Income                              67,083         27,714
  Interest Expense                                     (120,006)       (41,816)
                                                    -----------    -----------

       Total Other Income (Expense)                     (52,923)       (14,102)
                                                    -----------    -----------

Income (Loss) Before Provision For Income Taxes        (436,061)    (1,658,536)

Provision (benefit) for income taxes                      --             --
                                                    -----------    -----------

Net Income (Loss)                                   $  (436,061)   $(1,658,536)
                                                    ===========    ===========

Net Income (Loss) Per Share of Common Stock:

  Primary:
     Weighted Average Number of Common
      Shares Outstanding                              6,653,686      4,879,566
                                                    ===========    ===========

     Net Income (Loss) Per Share of Common Stock    $     (0.07)   $     (0.34)
                                                    ===========    ===========

  Fully diluted:
     Weighted Average Number of Common
       Shares Outstanding                             6,653,686      4,879,566
                                                    ===========    ===========

     Net Income (Loss) Per Share of Common Stock    $     (0.07)   $     (0.34)
                                                    ===========    ===========

*    Amounts  have been  restated for certain  items as more fully  described in
     Note 2 - Restatement of Financial Information.

                 The accompanying notes are an integral part of
                      these condensed financial statements.

                          GUM TECH INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                        Nine months ended
                                                           September 30,
                                                    ---------------------------
                                                        1997*           1996
                                                    ---------------------------

Net Sales                                           $ 2,592,434     $ 2,441,288

Cost of Sales                                         2,948,498       1,360,985
                                                    -----------     -----------

         Gross Profit                                  (356,064)      1,080,303

Operating Expenses                                    2,211,162       3,229,902
Research and Development                                 92,971         195,324
                                                    -----------     -----------

         Income  (Loss) From Operations              (2,660,197)     (2,344,923)
                                                    -----------     -----------

Other Income (Expense):
   Interest and Other Income                            148,786          73,447
   Interest Expense                                    (979,956)       (179,427)
                                                    -----------     -----------

         Total Other Income (Expense)                  (831,170)       (105,980)
                                                    -----------     -----------

Income (Loss) Before Provision
  For Income Taxes                                   (3,491,367)     (2,450,903)

Provision (benefit) for income taxes                       --          (213,343)
                                                    -----------     -----------

Net Income (Loss)                                   $(3,491,367)    $(2,237,560)
                                                    ===========     ===========

Net Income (Loss) Per Share of Common Stock:

  Primary:
     Weighted Average Number of Common
      Shares Outstanding                              6,143,529       4,278,128
                                                    ===========     ===========
      Net Income (Loss) Per Share
       of Common Stock                              $     (0.57)    $     (0.52)
                                                    ===========     ===========

  Fully diluted:
     Weighted Average Number of Common
      Shares Outstanding                              6,143,529       4,278,128
                                                    ===========     ===========
      Net Income (Loss) Per Share
       of Common Stock                              $     (0.57)    $     (0.52)
                                                    ===========     ===========

*    Amounts  have been  restated for certain  items as more fully  described in
     Note 2 - Restatement of Financial Information.

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                        GUM TECH INTERNATIONAL, INC.

                                    CONDENSED STATEMENTS OF CASH FLOWS

                                                (Unaudited)

                                                                      Nine months ended September 30,
                                                                    -----------------------------------
                                                                        1997*                  1996
                                                                    -----------------------------------
Cash Flows From Operating Activities:

  Net income (loss)                                                 $(3,491,367)            $(2,237,560)
  Adjustments to reconcile net income
    (loss) to net cash (used)
     by operating activities:
       Depreciation                                                     431,171                 317,446
       Amortization                                                      34,504                    --
       Interest expense from beneficial conversion
        feature of notes payable                                        665,790                    --
       Deferred income taxes                                               --                  (215,412)
       Accrued interest on notes receivable                             (59,763)                (20,652)
       Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                     (233,924)                303,452
        Decrease in income tax receivable                               234,440                    --
        Decrease (Increase) in inventories                              269,661                (560,654)
        Decrease (Increase) in prepaid
         expenses and other                                             (94,073)                (60,241)
        Decrease (Increase) in deposits and other                       166,623                (120,049)
        (Decrease) in accounts payable and accrued expenses              (8,850)               (337,914)
        (Decrease) in customer deposits                                 (64,684)                (36,959)
                                                                    -----------             -----------

        Net Cash (Used) By Operating Activities                      (2,150,472)             (2,968,543)
                                                                    -----------             -----------

Cash Flows From Investing Activities:
        Capital expenditures                                           (165,800)               (648,339)
        Decrease in notes receivable                                    (61,585)               (216,000)
                                                                    -----------             -----------

        Net Cash (Used) By Investing Activities                        (227,385)               (864,339)
                                                                    -----------             -----------

Cash Flows From Financing Activities:
        Proceeds from borrowing                                       2,530,000                 706,397
        Principal payments on notes payable                            (165,728)             (2,536,942)
        Issuance of common stock                                           --                 8,430,000
        Issuance of common stock upon exercise
         of options/warrants                                          4,121,768                    --
        Costs for issuance of common stock                             (188,678)                   --
        Debt issuance costs incurred                                   (259,648)                   --
        Offering costs incurred                                            --                (1,277,807)
                                                                    -----------             -----------

        Net Cash Provided By Financing Activities                     6,037,714               5,321,648
                                                                    -----------             -----------

        Net Increase in Cash and Cash Equivalents                     3,659,857               1,488,766

        Cash and Cash Equivalents at
            Beginning of Period                                       1,116,751                 503,327
                                                                    -----------             -----------


        Cash and Cash Equivalents at
           End of Period                                            $ 4,776,608             $ 1,992,093
                                                                    ===========             ===========

Supplemental Disclosure of Cash Flow Information:

        Cash paid during the period for:
           Interest                                                 $   209,515             $   286,790
           Income taxes                                                    --                    23,165

Supplemental Disclosure of Non Cash Investing
 and Financing Activities:
        Capital lease obligation incurred for new equipment
                                                                    $      --               $ 1,194,554

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

2.  Restatement of Financial Information

     The Company has restated its financial statements for the nine months ended September 30, 1997 to eliminate the financial impact of barter credit transactions. The Company took this action as a result of an inquiry by The Nasdaq Stock Market and subsequent discussions with the Securities and Exchange Commission concerning the Company's accounting for its barter transactions.

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

     In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded. The impact of these adjustments on the Company's financial results as originally reported is summarized below:


                                  Quarter Ended September 30, 1997      Nine Months Ended September 30, 1997
                                   As reported        As restated         As reported          As restated

Net sales                           $1,783,334        $1,284,746          $6,194,689            $2,592,434
Net income (loss)                       24,800          (436,061)            716,925            (3,491,367)
Net income (loss)
 per share                                 .00              (.07)                .13                  (.57)
Retained earnings
 (deficit) end of period            (1,212,897)       (6,173,701)         (1,212,897)           (6,173,701)

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

Results of Operations for the Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996.
--------------------------------------------------------------------------------

     The following table sets forth certain statement of operations information expressed both in dollars and as a percentage of net sales for the periods indicated:

                                           Quarters Ended September 30,
                                           1997*                    1996
                                    ------------------      --------------------
Net sales                           $1,284,746    100%        $396,757      100%
Cost of sales                          820,149     64          291,153       73
Gross profit                           464,597     36          105,604       27
Operating expenses                     825,981     64        1,605,487      405
Research and development                21,754      2          144,551       36
Income (Loss) from operations         (383,138)   (30)      (1,644,434)    (414)
Interest and other income               67,083      5           27,714        7
Interest expense                      (120,006)     9          (41,816)      11
Provision (benefit) for income taxes       -        -               -         -
Net income (Loss)                     (436,061)   (34)      (1,658,536)    (418)

*    Amounts  have been  restated for certain  items as more fully  described in
     Note 2 - Restatement of Financial Information.

     Net Sales. Net sales increased by $887,989, or 224%, to $1,284,746 for the three months ended September 30, 1997 compared to $396,757 for the three months ended September 30, 1997. The majority of the increase in the Company's sales were from private label customers. Also, CigArrest, a smoking cessation gum had a significant impact on chain drug store sales.

     Cost of Sales. Cost of sales decreased 9% to $820,149 or 64% of net sales for the three months ended September 30, 1997 compared to $291,153 or 73% of net sales for the three months ended September 30, 1996. The decrease in cost of sales percentage is directly related to the increased manufacturing volume during the quarter which led to a lower cost per product produced. In addition, the sales mix of CigArrest and certain private label customers contributed to this decrease.

     Gross Profit. Gross profit, as a percentage of net sales, increased by 9% to $464,597 or 36% of net sales for the three months ended September 30, 1997 compared to $105,604 or 27% of net sales for the same period in 1996. The increase in gross profit was directly related to the decrease in cost of sales.

     Operating Expenses. Operating expenses were $825,981, a decrease of $779,506 for the three months ended September 30, 1997 compared to the same period in 1996. Approximately $440,340 of these operating expenses for the three months ended September 30, 1997, were attributable to the operations of the manufacturing plant, of which, $134,000 were directly related to depreciation of the plant's manufacturing equipment. Factors contributing to a decrease in non-manufacturing operating expenses for the three months ended September 30, 1997 were primarily related to advertising of $388,362 versus $742,985 for the same period in 1996. Other significant non-manufacturing operating expenses for the three months ended September 30, 1997 were administrative management labor $190,159, accounting, legal and professional consulting fees $116,376, travel and trade shows $55,978, general administrative labor $52,964 and sales labor $35,422.

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

     Net Income (Loss). Net loss decreased to $(436,061) for the three months ended September 30, 1997 compared to a net loss of $(1,658,536) for the same period in 1996.

Results of Operations for the Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996.
--------------------------------------------------------------------------------

     The following table sets forth certain statement of operations information expressed both in dollars and as a percentage of net sales for the periods indicated:

                                           Nine Months Ended September 30,
                                             1997*                  1996
                                     -------------------     -------------------
Net sales                            $2,592,434     100%     $2,441,288     100%
Cost of sales                         2,948,498     114       1,360,985      56
Gross profit                           (356,064)    (14)      1,080,303      44
Operating expenses                    2,211,162      85       3,229,902     132
Research and development                 92,971       4         195,324       8
Income (Loss) from operations        (2,660,197)   (103)     (2,344,923)    (96)
Interest and other income               148,786       6          73,447       3
Interest expense                       (979,956)     38        (179,427)      7
Provision (benefit) for income taxes        -         -        (213,343)     (8)
Net Income (Loss)                    (3,491,367)   (135)     (2,237,560)    (92)

*    Amounts  have been  restated for certain  items as more fully  described in
     Note 2 - Restatement of Financial Information.

     Net Sales. Net sales increased by $151,146, or 6%, to $2,592,434 for the nine months ended September 30, 1997 compared to $2,441,288 for the nine months ended September 30, 1997. The Company had significant increases in sales to its chain drug stores, its mass market stores and its private label customers. These significant increases were offset by zero sales to National Distributing Group, a former major customer and a decrease in shipments to health food and international customers.

     Cost of Sales. Cost of sales increased 58% to $2,948,498 or 114% of net sales for the nine months ended September 30, 1997 compared to $1,360,985 or 56% of net sales for the nine months ended September 30, 1996. The primary reasons for the increase is the Company's sales under its Barter Agreements have been recorded at a zero value with a cost of sale of $715,164. In addition, the Company's manufacturing facility has been operating at minimal capacity resulting in a higher price per pound of gum.

     Gross Profit. Gross profit, as a percentage of net sales, decreased by 58% to ($356,064) or (14%) of net sales for the nine months ended September 30, 1997 compared to $1,080,303 or 44% of net sales for the same period in 1996. The decrease in gross profit was directly related to the increase in cost of sales.

     Operating Expenses. Operating expenses were $2,211,162, a decrease of $1,018,740 for the nine months ended September 30, 1997 compared to the same period in 1996. Approximately $1,223,124 of these operating expenses were attributable to the operations of the manufacturing plant, of which, $417,592 were directly related to depreciation of the plant's manufacturing equipment. Factors contributing to a decrease in non-manufacturing operating expenses for the nine months ended September 30, 1997 were primarily related to advertising of $570,159 versus $1,062,511 for the same period in 1996. Other significant non-manufacturing operating expenses for the nine months ended September 30, 1997 were administrative management labor $541,116, travel and trade shows $282,865, accounting, legal and professional consulting fees $301,396, general administrative labor $165,957, art/production fees $125,471 and sales labor $100,097.

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

     Interest and Other Income and Interest Expense. Interest and other income was $148,786, an increase of $75,339 for the nine months ended September 30, 1997, primarily as a result of an increase in working capital from equity financings that were invested in short-term investments. Interest expense was $979,956 an increase of $800,529 for the nine months ended September 30, 1997. The increase was a result of a beneficial conversion feature received by investors that participated in the Company's convertible debentures issued on March 6, 1997 which resulted in a $665,790 non-cash charge to interest expense.

     Net Income (Loss). Net loss increased to $(3,491,367) for the nine months ended September 30, 1997 compared to a net loss $2,237,560 for the same period in 1996.

Liquidity and Capital Resources

     As of September 30, 1997, the Company's working capital was $6.83 million compared to $2.90 million at December 31, 1996. Cash used by operating activities was $2.15 million primarily as a result of the Company's net loss for the nine months ended September 30, 1997.

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

     The Company expects to continue to support CigArrest, the reformulated ChromaTrim and CitrusSlim weight loss/control gums and all other new products (i.e. Calcium gum, Ginseng gum and the Zinc Chew and Sooth gums) with various advertising campaigns and direct response. During the fourth quarter of 1997, the Company has committed to approximately $540,000 of advertising.

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


                                         Gum Tech International, Inc.



                                        /s/ Gary Kehoe
                                        ----------------------------------------
                                        Gary Kehoe
                                        President and Chief Operating Officer


                                        /s/ Jeffrey L. Bouchy
                                        ----------------------------------------
                                        Jeffrey L. Bouchy
                                        Senior Vice President -
                                        Chief Financial Officer


March 25, 1998