Form 10KSB/A
period 1996-12-31
GUMTECH INTERNATIONAL INC \UT\
filed 1998-03-26
CIK 1006195

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

     The Registrant's revenues for its year ended December 31, 1996 were $3,116,130.

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

Barter Agreement

     In December 1996, the Company entered into a barter agreement (the "Barter Agreement") with Active Media Services, Inc. ("Active") pursuant to which Active accepted $3,500,000 of the Company's gum products in exchange for advertising, printing and travel credits. The Company must pay for approximately 75% of the advertising, printing and travel expenses in cash and may pay the remaining 25% using its bartered credits. Any unused credits on February 28, 2000 expire and will be valueless. The Company shipped approximately $750,000 of product in the fourth quarter of calendar year 1996 as a result of the Barter Agreement. The Company has recorded the transaction with no amounts recorded for sales. The sale is recorded at the carrying value of the inventory, which was reduced to zero, prior to the sale (as more fully described in Note 2 to the financial statements "Restatement of Financial Information.")

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

     No other material litigation is pending or threatened against the Company.

ITEM 2.  DESCRIPTION OF PROPERTY
-------  -----------------------

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

Results of Operations

     The following table sets forth certain statement of operations information expressed both in dollars and as a percentage of net sales for the periods indicated:


                                                                    Years Ended December 31,
                                                                    ------------------------
                                               1996*                        1995                         1994
                                               ----                         ----                         ----
Net sales                               $3,116,130   100.0%          $4,343,590   100.0%           $1,941,562  100.0%
Cost of sales                            2,070,443    66.4            2,310,643    53.2             1,011,956   52.1
Gross profit                             1,045,687    33.6            2,032,947    46.8               929,606   47.9
Operating expenses                       4,199,288   134.8            1,118,510    25.7               694,555   35.8
Research and development                   364,728    11.7               90,348     2.1                  -       -
Income (loss) from
     operations                         (3,518,329) (112.9)             824,089    19.0               235,051   12.1
Interest and other income                  117,219     3.8               53,212     1.2                   940     .1
Interest expense                           219,668     7.0              108,980     2.5                 4,402     .2
Pro forma provision (benefit)
     for income taxes                     (232,371)   (7.4)             270,850     6.2                81,000    4.2
Pro forma net income (loss)             (3,388,407  (108.7)             497,471    11.5               150,589    7.8

*    Amounts  have been  restated for certain  items as more fully  described in
     Note 2 - Restatement of Financial Information.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net Sales. Net sales decreased by $1,227,460, or 28.3%, to $3,116,130 for the year ended December 31, 1996 compared to $4,343,590 for the year ended
December 31, 1995. The decrease in sales was primarily attributable to a substantial reduction in product sales to two significant customers, National Distributing Group ("NDG") and Universal Merchants, Inc. ("UMI"). For the year ended December 31, 1996, NDG and UMI accounted for 17.5% and 3.5% of the Company's sales, respectively, compared to 42.8% and 26.7% of the Company's sales, respectively, for the year ended December 31, 1995. The ChromaTrim sales agreements with NDG and UMI were mutually terminated in February, 1996. See "Item 1 - Barter Agreement."

     Cost of Sales. Cost of sales, as a percentage of sales, increased approximately 13% to $2,070,443 or 66% of net sales for the year ended December 31, 1996, compared to $2,310,643 or 53% of net sales for the same period in 1995. The primary reason for the increase was the Company's manufacturing plant has been operating at a minimal capacity which has resulted in a higher cost per pound of gum. In addition, the Company's sales under its Barter Agreement have been recorded at a zero value with a cost of sale of $134,422. See "Item 1 - Barter Agreement."

     Gross Profit. Gross profit, as a percentage of sales, decreased by approximatey 13% to $1,045,687 or 34% of net sales for the year ended December 31, 1996, compared to $2,032,947 or 47% of net sales for the same period in 1995.

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

     Net Income. The Company lost $3,388,407 for the year ended December 31, 1996 compared to a profit of $497,471 for the same period in 1995. The loss incurred for 1996 was primarily due to an increase in operating expenses incurred in establishing the Company's manufacturing facility.

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

Liquidity and Capital Resources

     As of December 31, 1996, the Company's working capital was $2.90 million compared to $1.92 million as of December 31, 1995. For the year ended December 31, 1996, the Company experienced a decrease in cash provided by operating activities of $3,702,827 primarily as a result of an increase in operating expenses, prepaid expenses and inventories. The increase in inventory was directly related to the build-up of new product, finished goods and raw materials for the manufacturing plant.

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

In our opinion, the financial statements referred to above after the restatement described in Note 2 present fairly, in all material respects, the financial position of Gum Tech International, Inc. as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.




                                          /S/  ANGELL & DEERING
                                         ---------------------------------------
                                          Angell & Deering
                                          Certified Public Accountants

Denver,  Colorado
January 24, 1997,  except for
Note 13 as to which the date
is March 6, 1997 and Note 2 as
to which the date is March 16, 1998

                          GUM TECH INTERNATIONAL, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1996



                                     ASSETS
                                     ------

                                                                        *
Current Assets:
  Cash and cash equivalents                                        $1,116,751
  Restricted cash                                                      54,629
  Accounts receivable, net of
   allowance for doubtful
   accounts of $35,000                                                753,872
  Inventories                                                       1,366,944
  Income tax receivable                                               234,440
  Prepaid expenses                                                     63,519
                                                                   ----------

     Total Current Assets                                           3,590,155
                                                                   ----------

Property and Equipment, at cost:
  Machinery and equipment                                           3,290,692
  Office furniture and equipment                                      116,667
  Leasehold improvements                                              190,526
                                                                   ----------
                                                                    3,597,885
  Less accumulated depreciation                                      (459,403)
                                                                   ----------

     Net Property and Equipment                                     3,138,482
                                                                   ----------
Other Assets:
  Deposits                                                            277,582
  Notes receivable                                                    316,000
  Other                                                               135,893
                                                                   ----------

     Total Other Assets                                               729,475
                                                                   ----------

     Total Assets                                                  $7,458,112
                                                                   ==========





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

                          GUM TECH INTERNATIONAL, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1996



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                      *
Current Liabilities:
  Accounts payable                                              $   386,162
  Accrued expenses                                                   12,103
  Customer deposits                                                  65,500
  Current portion of long-term debt                                 223,567
                                                                -----------

     Total Current Liabilities                                      687,332
                                                                -----------
Long-Term Debt, net of current portion above:
  Obligations under capital leases                                1,488,054
                                                                -----------

Commitments and Contingencies                                            --

Stockholders' Equity:
  Preferred stock: no par value,
   1,000,000 shares authorized,
   none issued or outstanding                                            --
  Common stock: no par value,
   10,000,000 shares authorized,
   4,948,740 shares issued and
   outstanding                                                    7,965,060
  Retained earnings (deficit)                                    (2,682,334)
                                                                -----------

     Total Stockholders' Equity                                   5,282,726
                                                                -----------
     Total Liabilities and
      Stockholders' Equity                                      $ 7,458,112
                                                                ===========





*    Amounts  have been  restated for certain  items as more fully  described in
     Note 2 - Restatement of Financial Information.





                     The accompanying notes are an integral
                       part of these financial statements.

                          GUM TECH INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                              1996*                  1995
                                              ----                   ----

Net sales                                 $ 3,116,130             $4,343,590

Cost of sales                               2,070,443              2,310,643
                                          -----------             ----------

     Gross Profit                           1,045,687              2,032,947

Operating expenses                          4,199,288              1,118,510
Research and development                      364,728                 90,348
                                          -----------             ----------

     Income (Loss) From
      Operations                           (3,518,329)               824,089
                                          -----------             ----------

Other Income (Expense):
  Interest and other income                   117,219                 53,212
  Interest expense                           (219,668)              (108,980)
                                          -----------             ----------

     Total Other Income (Expense)            (102,449)               (55,768)
                                          -----------             ----------

Income (Loss) Before Provision
 For Income Taxes                          (3,620,778)               768,321

Provision (benefit) for income
 taxes                                       (232,371)               270,850
                                          -----------             ----------

Net Income (Loss)                         $(3,388,407)            $  497,471
                                          ===========             ==========

Net Income (Loss) Per Share of
 Common Stock                             $      (.77)            $      .11
                                          ===========             ==========

Weighted Average Number of
 Common Shares Outstanding                  4,423,402              4,392,658
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


                                    GUM TECH INTERNATIONAL, INC.
                           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                           Common Stock                     Retained
                                                 ------------------------------             Earnings
                                                   Shares               Amount              (Deficit)*
                                                   ------               ------              ---------

Balance at December 31, 1994                     3,016,740           $  279,000           $   246,051

Cash dividends                                          --                   --               (37,449)

Issuance of common stock in
 private offering (net of
 offering costs of $117,883)                       420,000              638,117                    --

Net income                                              --                   --               497,471
                                                 ---------           ----------           -----------

Balance at December 31, 1995                     3,436,740              917,117               706,073

Issuance of common stock upon
 exercise of stock options                         132,000              234,000                    --

Issuance of common stock and
 warrants in public offering
 (net of offering costs of
  $1,466,057)                                    1,380,000            6,813,943                    --

Net loss                                                --                   --            (3,388,407)
                                                 ---------           ----------           -----------

Balance at December 31, 1996                     4,948,740           $7,965,060           $(2,682,334)
                                                 =========           ==========           ===========






*    Amounts  have been  restated for certain  items as more fully  described in
     Note 2 - Restatement of Financial Information.






                                The accompanying notes are an integral
                                 part of these financial statements.

                                       GUM TECH INTERNATIONAL, INC.
                                         STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                          1996*                 1995
                                                                          ----                  ----

Cash Flows From Operating Activities:
  Net income (loss)                                                   $(3,388,407)          $   497,471
  Adjustments to reconcile net income (loss) to cash (used)
   by operating activities:
    Depreciation                                                          454,654                13,077
    Provision for bad debts                                                20,111                11,000
    Loss on disposal of assets                                             11,036                    --
    Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                           161,348              (661,302)
     (Increase) in inventories                                           (468,279)             (663,928)
     (Increase) in income tax receivable                                 (234,440)                   --
     (Increase) in prepaid expenses and other                             (73,660)              (43,940)
     (Increase) in deposits and other                                     (80,401)              (52,207)
     Increase (decrease) in accounts payable and
      accrued expenses                                                   (133,330)              102,235
     Increase in customer deposits                                         28,541                36,959
                                                                      -----------           -----------

          Net Cash (Used) By Operating Activities                      (3,702,827)             (760,635)
                                                                      -----------           -----------

Cash Flows From Investing Activities:
  Capital expenditures                                                   (572,602)             (864,322)
  Increase in notes receivable                                           (216,000)             (100,000)
  Receipt of principal on notes receivable                                     --               100,000
  Deposits on purchase of equipment and other                            (248,407)             (667,623)
                                                                      -----------           -----------

          Net Cash (Used) By Investing Activities                      (1,037,009)           (1,531,945)
                                                                      -----------           -----------

Cash Flows From Financing Activities:
  Proceeds from borrowing                                                 706,397             2,400,000
  Principal payments on notes payable                                  (2,589,330)              (41,742)
  Issuance of common stock                                              8,514,000               756,000
  Cash dividends                                                               --               (37,449)
  Offering costs incurred                                              (1,277,807)             (306,133)
                                                                      -----------           -----------

          Net Cash Provided By Financing Activities                     5,353,260             2,770,676
                                                                      -----------           -----------

          Net Increase in Cash and Cash Equivalents                       613,424               478,096

          Cash and Cash Equivalents at Beginning of Year                  503,327                25,231
                                                                      -----------           -----------

          Cash and Cash Equivalents at End of Year                    $ 1,116,751           $   503,327
                                                                      ===========           ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
    Interest                                                          $   327,031           $     3,191
    Income taxes                                                           24,409               246,442

Supplemental Disclosure of Non-cash Investing and
   Financing Activities:
    Capital lease obligations incurred for new
    equipment                                                         $ 1,194,544           $        --





*    Amounts  have been  restated for certain  items as more fully  described in
     Note 2 - Restatement of Financial Information.






                               The accompanying notes are an integral
                                 part of these financial statements.

                     GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


1. Organization and Summary of Significant Accounting Policies
   -----------------------------------------------------------
     Organization
     ------------
     Gum Tech International, Inc. (the "Company") was incorporated in Utah on February 4, 1991 to develop, market and distribute specialty chewing gum products under its own brand names and on a private label basis for other chewing gum marketers. The Company currently markets chewing gum products with certain ingredients added to promote weight control, energy endurance, oral hygiene and breath freshness. The Company also markets chewing gum products which include anti-oxidant vitamins, zinc, calcium and anti-smoking preparations.

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

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


 1.  Organization and Summary of Significant Accounting Policies (Continued)
     -----------------------------------------------------------------------

     Stock-Based Compensation (Continued)
     ------------------------------------
     "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". See Note 8 for pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

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

     Deferred Offering Costs
     -----------------------
     In connection with the Company's public offering (Note 7), costs incurred to complete the offering have been deferred and were offset against the proceeds of the offering.

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

     Estimates
     ---------
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


 1. Organization and Summary of Significant Accounting Policies (Continued)
    -----------------------------------------------------------------------

     Estimates (Continued)
     ---------------------

     liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  Restatement of Financial Information
    ------------------------------------

     The Company has restated its financial statements for the year ended December 31, 1996 to eliminate the financial impact of barter credit transactions. The Company took this action as a result of an inquiry by The Nasdaq Stock Market and subsequent discussions with the Securities and Exchange Commission concerning the Company's accounting for its barter transactions.

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

     In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded. The impact of these adjustments on the Company's financial results as originally reported is summarized below:

                                                    Year Ended December 31, 1996
                                                    ----------------------------
                                                    As reported      As restated
                                                    -----------      -----------

Net sales                                           $3,868,642       $3,116,130
Net income (loss)                                   (2,635,895)      (3,388,407)
Net income (loss) per share                               (.60)            (.77)
Retained earnings (deficit) end of year             (1,929,822)      (2,682,334)

3. Restricted Cash
   ---------------
     Cash of  $54,629  was held as  collateral  by a bank for a letter of credit
     issued  to  the  lessor  of  the  Company's   manufacturing  and  warehouse
     facilities.

4. Inventories
   -----------
     Inventories at December 31, 1996 consist of the following:

             Raw materials and packaging            $  591,032
             Work in process                           361,059
             Finished goods                            414,853
                                                    ----------

                Total                               $1,366,944
                                                    ==========

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

5. Long-Term Debt
   --------------
     Long-term debt consists of the following:

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
                                                       ==========

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

6. Income Taxes
   ------------
     The components of the provision for income taxes are as follows:

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
                                                              =========

    ------------------------
     The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that is more likely than not that no deferred tax assets will be realized. The valuation allowance of $912,512 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

     At December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $2,300,000 and $3,000,000, respectively. Such carryforwards expire in the year 2011 and 2001 for federal and state purposes, respectively.

7. Stockholder's Equity
   --------------------
     Private Offering of Common Stock
     --------------------------------
     In January 1996, the Company sold 619,175 shares of its common stock at $5.00 per share through an Underwriter. The Company paid a sales commission of 10% of the gross proceeds of the common stock sold. All of the net proceeds of the offering ($2,786,288) were used to repurchase from Brett Bouchy, a principal stockholder of the Company, and retire, 619,175 shares of the Company's common stock held by

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


 7.  Stockholder's  Equity  (Continued)
     ---------------------------------
     Private Offering of Common Stock (Continued)
     --------------------------------------------
     Mr. Bouchy at a repurchase price of $4.50 per share. Other expenses of the offering, including legal fees, accounting fees, printing and other expenses were paid by Mr. Bouchy.

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

8. Stock Option and Warrants
   -------------------------
     Stock Option Plan
     -----------------
     In March 1995, the Company adopted a stock option plan (the "Plan") which provides for the grant of both incentive stock options and non-qualified options. A total of 1,200,000 shares of common stock have been reserved for issuance under the Plan. The Plan was amended in May 1996 to increase the shares available for issuance to 1,500,000. Incentive stock options are issuable only to eligible officers, directors, key employees and consultants of the Company. The Plan is administered by a committee selected by the Board of Directors, which determines those individuals who shall receive options, the time period during which the options may be exercised, the number of shares of common stock that may be purchased under each option, and the option price. Unless sooner terminated, the Plan shall remain in effect until January 1, 2005.

     The per share exercise price of the common stock may not be less than the fair market value of the common stock on the date the option is granted. The aggregate fair market value (determined as of the date the option is granted) of the common stock that any employee may purchase in any calendar

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


8. Stock Options and Warrants (Continued)
   --------------------------------------
     Stock Option Plan (Continued)
     -----------------------------
     year pursuant to the exercise of incentive stock options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him, more than 10% of the total combined voting power of all classes of stock of the Company shall be eligible to receive any incentive stock options under the Plan unless the option price is at least 110% of the fair market value of the common stock subject to the option, determined on the date of grant.

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

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


 8.  Stock Options and Warrants (Continued)
    ---------------------------------------
     Non-qualified Stock Options (Continued)
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

                                                1996            1995
                                                ----            ----

        Net income (loss):
               As reported                   $(3,388,407)     $497,471
               Pro forma                     $(4,937,720)     $349,508

        Net income (loss) per
          share of common stock:
               As reported                        $ (.77)         $.11
               Pro forma                          $(1.12)         $.08

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


8. Stock Options and Warrants (Continued)
   --------------------------------------

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

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


9. Preferred Stock
   ---------------
     The authorized preferred stock of the Company consists of 1,000,000 shares, no par value. The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The rights, preferences and limitations of separate series of preferred stock may differ with respect to such matters as may be determined by the Board of Directors, including without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any), and voting rights. Unless the nature of a particular transaction and applicable statutes require approval, the Board of Directors has the authority to issue these shares without shareholder approval.

10. Commitments and Contingencies
    -----------------------------
     Leases
     ------
     The Company leases its office facilities, manufacturing and warehouse facilities and certain equipment under long-term leasing arrangements. The Company's manufacturing and warehouse facilities lease contains two three year renewal options. In addition, the Company's executive offices contains a two year renewal option. The following is a schedule of future minimum lease payments at December 31, 1996 under the Company's capital leases (together with the present value of minimum lease payments) and operating leases that have initial or remaining noncancellable lease terms in excess of one year:

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


10. Commitments and Contingencies (Continued)
    -----------------------------------------
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

11. Related Party Transactions
    --------------------------
     On November 18, 1994, Gregory Gossett, the Company's founder, President and majority stockholder, sold 1,550,000 shares of his common stock in the Company to Dale Holdings, Inc., LDC ("Dale") for $750,000, or $.48 per share. On the same date, the Company sold an additional 516,740 shares to Dale for $250,000, or $.48 per share.

     In February 1995, Dale sold an aggregate of 367,150 shares of common stock of the Company held by it to a group of eleven investors for $560,000, or $1.53 per share. After paying commissions of $56,000, Dale loaned the remaining $504,000 to the Company, evidenced by a promissory note. In May 1995 the Company and Dale each sold 420,000 shares of the Company's common stock through an Underwriter at $1.80 per share and paid a commission of 10% of the gross proceeds of the common stock. Dale loaned the Company $346,000 from the proceeds of the common stock sold by it, which is evidenced by a promissory note. Both loans from Dale were collateralized by all of the Company's accounts receivable,

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


11. Related Party Transactions (Continued)
    --------------------------------------
     inventory and equipment. The notes were distributed to Dale's two partners in December 1995 and the notes were subordinated to the Company's equipment lease and were repaid in 1996.

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

     Richard Bernstein, a director of the Company, is an executive officer and director of National and a principal stockholder of UMI. The Distribution Agreements, which primarily relate to the Company's ChromaTrim chewing gum, represented 21.0% and 69.5% of the Company's total sales for the years ended December 31, 1996 and 1995, respectively. Trade accounts receivable from National and UMI combined were $227,047 and $775,130 at December 31, 1996 and 1995, respectively. Payments are generally due within 30 days of the invoice date.

     The Company loaned $100,000 to National at 8% interest in December 1994 which was evidenced by a promissory note due in 1995. The $100,000 principal and $3,000 interest was repaid to the Company in March 1995.

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


11. Related Party Transactions (Continued)
    --------------------------------------
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

 12.  Concentration of Credit Risk and Major Customers
      ------------------------------------------------
          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its cash equivalents and short term investments with high credit quality financial institutions and limits its credit exposure with any one financial institution. The Company's accounts receivable are due from customers located throughout the United States and various foreign countries. The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral. The Company obtains letters of credit form its foreign customers to limit its exposure to credit risk on its accounts receivable. The Company maintains reserves for potential credit losses, and such losses have not exceeded management's expectations.

          Sales to major customers, as a percentage of net sales, for the years ended December 31, 1996 and 1995 were as follows:

                                             1996             1995
                                             ----             ----

             Customer A                      17.5%            42.8%
             Customer B                                       26.7%
             Customer C                      13.8%
             Customer D                      10.2%

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


13. Subsequent Events
    -----------------
          On March 6, 1997, the Company completed the sale of $2,530,000 of convertible debentures. The convertible debentures bear interest at 11% per annum which is payable on a quarterly basis. The debentures are interest only until January 1, 2000 at which time the principal and interest will be paid in twenty-four equal monthly installments through January 1, 2002. The debentures are convertible into shares of the Company's common stock at $4.75 per share. The common stock issuable under the convertible debentures carries certain registration rights after July 31, 1997 and are subject to a lock-up agreement with the Company which prohibits the holder from selling their common stock prior to January 31, 1998.

          The Company paid the Private Placement Agent a commission of 10% of the gross proceeds of the debentures.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
         ------------------------------------------------

     There have been no changes in or disagreements with accountants on accounting or financial disclosure.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         ----------------------------------------------------------

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


-----------

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

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

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



                                            Summary Compensation Table
                                                                          Long Term Compensation
                               Annual Compensation                        Awards          Payouts
                               -------------------                        -----------------------

    (a)          (b)          (c)            (d)           (e)              (f)            (g)             (h)              (i)
Name
and
Prin-                                                     Other                                                             All
cipal                                                    Annual         Restricted                                         Other
Posi-                                                    Compen-           Stock        Options/          LTIP            Compen-
tion            Year       Salary($)      Bonus($)      sation($)       Award(s)($)      SARS(#)       Payouts($)        sation($)
-----           ----       ---------      --------      ---------       -----------      -------       ----------        ---------

Gregory W.
Gossett,        1994        26,460            0             0                0              0               0                0
President       1995           0              0         31,000(1)            0              0               0                0

Richard
Ratcliff,
Chief
Executive       1995        27,500            0             0                0         520,000(2)           0                0
Officer         1996        54,000            0             0                0              0               0                0

Gerald N.
Kern,
Chief
Executive
Director        1996        56,250            0             0                0         300,000(3)           0                0

-----------

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

                                     Total Number of
    Name of Executive                Options Issued            Exercise Price
    -----------------                --------------            --------------
John E. Epert                             20,000                    $1.80
Richard Ratcliff                         468,000                     1.50
Gary S. Kehoe                            150,000               2.00 to $6.125
Jeffrey L. Bouchy                        100,000               2.00 to $6.125
Robert H. Wood                            20,000                     2.00
William G. Meris                          20,000                    6.125
Gerald N. Kern                           300,000               6.00 to $6.125
Lester Goldstein                          50,000                    6.125
Robert J. Kwait                           20,000                    6.375
Richard Bernstein                         30,000                    6.125
Roy Kaplan                                50,000                    6.125
                                       ---------
TOTAL                                  1,228,000
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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

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

                                      Amount of                  Percent of
Name                                  Ownership                     Class
-----                                 ---------                     -----
Gerald N. Kern(1)                       300,000                      5.7
Richard Ratcliff(2)                     468,000                      8.6
Gary S. Kehoe(3)                        290,000                      5.6
Jeffrey L. Bouchy(4)                    102,000                      2.0
Gregory W. Gossett                      265,000                      5.4
William G. Meris(5)                      20,000                       .4
Richard Bernstein(6)                     30,000                       .6
Riverlux Trust REG(7)                   645,265                     13.0
Karl B. Berger(8)                       450,000                      8.8
Bruce Jorgenson(9)                      250,000                      5.1
Robert J. Kwait(10)                      20,000                       .4
Lester Goldstein(11)                     50,000                      1.0
All officers and directors as
a group (9 persons)
(1)(2)(3)(4)(5)(6)(10)(11)            1,280,000                     20.7

-----------

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

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

     In January 1996, the Company entered into a two-year distribution agreement with Bernstein Bros. Marketing Corporation (doing business as National Distributing) (a company in which Richard Bernstein, an officer and director of the Company, is President, a director and a principal stockholder) pursuant to which the Company agreed to sell to National Distributing at fixed product prices on a non-exclusive basis ChromaTrim and CitrusSlim chewing gum for distribution by National Distributing solely to non-chain convenience stores, grocery stores, drugstores and other similar retail food stores. There are no minimum sales requirements imposed under the agreement. The Company considers the product prices offered to National Distributing under the agreement to be fair, reasonable and consistent with product prices which would be offered to unaffiliated distributors. Sales by National Distributing of ChromaTrim chewing gum under a prior distribution agreement with the Company accounted for 42.8% and 17.5% of the Company's total sales for the years ended December 31, 1995 and 1996 respectively.

     In January 1996, the Company entered into a two-year distribution agreement with Universal Merchants, Inc. ("UMI") (a company in which Richard Bernstein, an officer and director of the Company was formerly a principal stockholder) pursuant to which the Company agreed to sell to UMI at fixed product prices on a non-exclusive basis ChromaTrim and CitrusSlim chewing gum for distribution by UMI solely in the United States through direct response television infomercial advertising. There are no minimum sales requirements imposed under the agreement. The Company considers the product prices offered to UMI under the agreement to be fair, reasonable and consistent with product prices which would be offered to unaffiliated distributors. Sales by UMI of ChromaTrim chewing gum under a prior distribution agreement with the Company accounted for 26.7% and 3.5% of the Company's total sales for the years ended December 31, 1995 and 1996, respectively. In December 1994, the Company loaned National Distributing $100,000 bearing interest at 8% per annum. The loan was repaid with $3,000 interest in March 1995.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

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


-----------

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

                                       GUM TECH INTERNATIONAL, INC.



                                       By: /s/ Gary S. Kehoe
                                           -------------------------------------
                                               Gary S. Kehoe
                                           President and Chief Operating Officer

     Pursuant to the requirements of the Securities Act of 1933, as amended, this Report has been signed below by the following persons on the dates indicated.


              Signature                               Title                                  Date
              ---------                               -----                                  ----

/s/ Bruce Jorgenson                         Chairman of the Board of                    March 25, 1998
-------------------------------------         Directors
Bruce Jorgenson

/s/ Gary S. Kehoe                           President and Chief                         March 25, 1998
- ------------------------------------        Operating Officer and
Gary S. Kehoe                                 Director


/s/ Jeffrey L. Bouchy                       Secretary, Treasurer, Chief                 March 25, 1998
-------------------------------------        Financial Officer (Principal
Jeffrey L. Bouchy                            Accounting Officer)

/s/ Richard Ratcliff                        Director                                    March 25, 1998
-------------------------------------
Richard Ratcliff

/s/  William Yuan                           Director                                    March 25, 1998
-------------------------------------
William Yuan


/s/  William Boone                          Director                                    March 25, 1998
-------------------------------------
William Boone


/s/  W. Brown Russell                       Director                                    March 25, 1998
-------------------------------------
W. Brown Russell

