Form 10QSB/A
period 1997-03-31
GUMTECH INTERNATIONAL INC \UT\
filed 1998-03-26
CIK 1006195

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

                          GUM TECH INTERNATIONAL, INC.
                                   FORM 10-QSB
                                      INDEX

Part I    Financial Information                                          Page

          Note for Restatement of Financial Information                    1

          Item 1.    Condensed Balance Sheets as of
                     March 31, 1997                                        2

                     Condensed Statements of Operations
                     for the three months ended March 31, 1997
                     and 1996                                              4

                     Condensed Statements of Cash Flows
                     for the three months ended March 31, 1997
                     and 1996                                              5

                     Notes to Condensed Financial Statements               6


          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         7

Part II   Other Information and Signatures                                 10

Restatement of Financial Information

     The Company has restated its financial statements for the three months ended March 31, 1997 to eliminate the financial impact of barter credit transactions. The Company took this action as a result of an inquiry by The Nasdaq Stock Market and subsequent discussions with the Securities and Exchange Commission concerning the Company's accounting for its barter transactions.

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

                          GUM TECH INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEET
                                 March 31, 1997
                                  (Unaudited)

                                     ASSETS

Current Assets:                                                           *

    Cash and cash equivalents                                      $  2,577,504
    Restricted cash                                                      55,226
    Accounts receivable, net of allowance for
     doubtful accounts of $33,516                                       509,077
    Inventories                                                       1,077,777
    Current portion of notes receivable                                 445,888
    Accrued interest                                                     35,110
    Income taxes receivable                                             234,440
    Prepaid expenses and other                                           36,171
                                                                   ------------


         Total Current Assets                                         4,971,193
                                                                   ------------


Property and Equipment, at cost:
    Machinery and production equipment                                3,417,636
    Office furniture and equipment                                      122,254
    Leasehold improvements                                              190,526
                                                                   ------------

    Total Property and Equipment                                      3,730,416

    Less accumulated depreciation                                      (600,948)
                                                                   ------------

        Net Property and Equipment                                    3,129,468
                                                                   ------------

Other Assets:
    Notes receivable                                                     66,000
    Intangible assets, net of accumulated amortization                  250,334
    Deposits and other                                                  229,463
                                                                   ------------


        Total Other Assets                                              545,797
                                                                   ------------

        Total Assets                                               $  8,646,458
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

                          GUM TECH INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEET
                                 March 31, 1997
                                  (Continued)
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:                                                     *
     Accounts Payable                                              $    312,383
     Accrued interest                                                    26,340
     Current portion of long-term debt                                  220,164
                                                                   ------------

          Total Current Liabilities                                     558,887
                                                                   ------------

Long Term Debt:
     Notes Payable                                                    2,530,000
     Equipment Lease Obligations                                      1,437,481
                                                                   ------------

          Total Long Term Debt                                        3,967,481
                                                                   ------------

Commitments and Contingencies                                              --

Stockholders' Equity:

     Preferred stock:  no par value, 1,000,000 authorized,
       none issued or outstanding                                          --
     Common stock: no par value, 10,000,000 shares authorized,
       4,948,740 shares issued and outstanding                        7,965,060
     Additional paid in capital                                         665,790
     Retained Earnings (Deficit)                                     (4,510,760)
                                                                   ------------

          Total Stockholders' Equity                                  4,120,090
                                                                   ------------

          Total Liabilities and Stockholders' Equity               $  8,646,458
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


                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                Three months ended March 31,
                                                           --------------------------------------
                                                               1997 *                    1996
                                                           --------------------------------------
Net Sales                                                  $   723,611                $   890,637

Cost of Sales                                                1,166,453                    525,953
                                                           -----------                -----------


      Gross Profit                                            (442,842)                   364,684


Operating Expenses                                             627,393                    630,343
Research and Development                                        49,940                     31,795
                                                           -----------                -----------

      Income (Loss) From Operations                         (1,120,205)                  (297,454)
                                                           -----------                -----------


Other Income (Expense):
  Interest and Other Income                                     31,222                     13,271
  Interest Expense                                            (739,443)                   (78,643)
                                                           -----------                -----------

      Total Other Income (Expense)                            (708,221)                   (65,372)
                                                           -----------                -----------


Income (Loss) Before Provision For Income Taxes             (1,828,426)                  (362,826)

Provision (benefit) for income taxes                              --                     (122,614)
                                                           -----------                -----------

Net Income (Loss)                                          $(1,828,426)               $  (240,212)
                                                           ===========                ===========


Net Income (Loss) Per Share of Common Stock                $      (.27)               $     (0.05)
                                                           ===========                ===========


Weighted Average Number of Common
   Shares Outstanding                                        6,873,436                  4,392,658
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


                                                                               4


                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         Three months ended March 31,
                                                                        -------------------------------
                                                                             1997 *             1996
                                                                        -------------------------------
Cash Flows From Operating Activities:
  Net income (loss)                                                     $(1,828,426)       $  (240,212)
  Adjustments to reconcile net income to cash (used)
    by operating activities:
       Depreciation                                                         141,545             59,316
       Amortization                                                           8,114               --
       Interest expense from beneficial conversion
         feature of notes payable                                           665,790               --
       Deferred income taxes                                                   --             (124,683)
       Accrued interest on notes receivable                                 (35,110)            (4,046)
       Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                           244,795           (249,220)
       (Increase) decrease in inventories                                   289,167           (204,762)
       (Increase) decrease in prepaid expenses
          and other                                                          26,751            (13,019)
       (Increase) decrease in deposits and other                            184,012            (55,624)
       Increase (decrease) in accounts payable and
         accrued expenses                                                   (59,542)           484,074
       (Decrease) in customer deposits                                      (65,500)            (8,959)
                                                                        -----------        -----------

       Net Cash (Used) By Operating Activities                             (428,404)          (357,135)
                                                                        -----------        -----------


Cash Flows From Investing Activities:
       Capital expenditures                                                (132,531)          (418,976)
       (Increase) in notes receivable                                      (195,888)          (150,000)
                                                                        -----------        -----------

      Net Cash Provided (Used) By Investing Activities                     (328,419)          (568,976)
                                                                        -----------        -----------
Cash Flows From Financing Activities:
      Proceeds from borrowing                                             2,530,000            706,397
      Principal payments on notes payable                                   (53,976)           (34,673)
      Issuance of common stock                                                 --              120,000
      Debt issuance costs incurred                                         (258,488)              --
      Offering costs incurred                                                  --             (116,347)
                                                                        -----------        -----------

      Net Cash Provided (Used) By
        Financing Activities                                              2,217,576            675,377
                                                                        -----------         -----------
      Net Increase (Decrease) in Cash and
        Cash Equivalents                                                  1,460,753           (250,734)

      Cash and Cash Equivalents at
        Beginning of Period                                               1,116,751            503,327
                                                                        -----------        -----------


      Cash and Cash Equivalents at End of Period                        $ 2,577,504        $   252,593
                                                                        ===========        ===========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
        Interest                                                        $    39,199        $    30,744
        Income taxes                                                           --               26,477

Supplemental Disclosure of Non Cash Investing and Financing
Activities:

     Capital lease obligation incurred for new equipment                $      --          $ 1,146,827




*    Amounts  have been  restated for certain  items as more fully  described in
     Note 2 - Restatement of Financial Information.



The accompanying notes are an integral part of these condensed financial statements


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

2.   Restatement of Financial Information

     The Company has restated its financial statements for the three months ended March 31, 1997 to eliminate the financial impact of barter credit transactions. The Company took this action as a result of an inquiry by The Nasdaq Stock Market and subsequent discussions with the Securities and Exchange Commission concerning the Company's accounting for its barter transactions.

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

     In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded. The impact of these adjustments on the Company's financial results as originally reported is summarized below:

                                                   Quarter Ended March 31, 1997
                                                   As reported      As restated

Net sales                                           $2,427,822      $   723,611
Net income (loss)                                      541,575       (1,828,426)
Net income (loss) per share                                .09             (.27)
Retained earnings (deficit) end of period           (1,388,247)      (4,510,760)


3. Net income (loss) per share of common stock is based upon the weighted average number of outstanding shares of common stock and, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common shares, options and warrants issued by the Company at prices below the initial public offering price during the twelve months immediately preceding the offering date are included in the calculation as if they were outstanding for all periods presented.

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


Results of Operations for the Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996

     The following table sets forth certain statement of operations information expressed both in dollars and as a percentage of net sales for the periods indicated:

                                                        Quarters Ended March 31,
                                                        ------------------------
                                                     1997  *                        1996
Net Sales                              $   723,611            100%    $   890,637            100%
Cost of sales                            1,166,453            161         525,953             59
Gross profit                              (442,842)           (61)        364,684             41
Operating expenses                         627,393             87         630,343             71
Research and development                    49,970              7          31,795              4
Income (loss) from operations           (1,120,205)          (155)       (297,454)           (33)
Interest and other income                   31,222              4          13,271              1
Interest expense                          (739,443)           102         (78,643)             9
Provision (benefit) for income taxes          --             --          (122,614)           (14)
Net income (loss)                       (1,828,426)          (253)       (240,212)           (27)



*    Amounts  have been  restated for certain  items as more fully  described in
     Note 2 - Restatement of Financial Information.

     Net Sales. Net sales decreased by $167,026, or 19%, to $723,611 for the three months ended March 31, 1997 compared to $890,637 for the three months ended March 31, 1996. While the majority of the Company's sales were from a Scandinavian private label customer, a decrease in sales to the Company's chain drug stores and zero sales to National Distributing Group, a former major customer, contributed to the decrease.

     Cost of Sales. Cost of sales increased 102% to $1,166,453 or 161% of net sales for the three months ended March 31, 1997, compared to $525,953 or 59% of net sales for the same period in 1996. The primary reasons for the increase is the Company's sales under its Barter Agreements have been recorded at a zero value with a cost of sale of $309,003. In addition, the Company's manufacturing facility has been operating at minimal capacity resulting in a higher price per pound of gum.

     Gross Profit. Gross profit decreased by 102% to $(442,842) or (61%)% of net sales for the three months ended March 31, 1997, compared to $364,684 or 41% of net sales for the same period in 1996. The decrease in gross profit was directly related to cost of sales.

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

     Interest and Other Income and Interest Expense. Interest and other income was $31,222, an increase of $17,951 primarily as a result of an increase in working capital from equity financings that were invested in short-term investments. Interest expense was $739,443, an increase of $660,800 for the three months ended March 31, 1997 compared to the same period in 1996. This increase was a result of a beneficial conversion feature received by investors that participated in the Company's convertible debentures issued on March 6, 1997 which resulted in a $665,790 non-cash change to interest expense.

     Net Income (Loss). Net loss increased to $(1,828,426) for the three months ended March 31, 1997 compared to $ ($240,212) for the same period in 1996.

Liquidity and Capital Resources

     As of March 31, 1997, the Company's working capital was $4.41 million compared to $2.90 million at December 31, 1996. Cash used by operating activities was $428,404 for the three months ended March 31, 1997, primarily as a result of the Company's net loss for the three months ended March 31, 1997.

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


Gum Tech International, Inc.



 /s/ Gary Kehoe
-------------------
Gary Kehoe
President and Chief Operating Officer

 /s/ Jeffrey L. Bouchy
----------------------
Jeffrey L. Bouchy
Senior Vice President-Chief Financial Officer


March 25, 1998