Form 10KSB
period 1997-12-31
GUMTECH INTERNATIONAL INC \UT\
filed 1998-03-31
CIK 1006195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from ______________ to _______________

Commission File No. 0-27646


                          GUM TECH INTERNATIONAL, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             Utah                                       87-0482806
   (State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                 Identification Number)


      246 East Watkins Street
            Phoenix, AZ                                      85004
 ------                    --------
(Address of principal executive offices)                  (Zip Code)



Issuer's telephone number:  (602) 277-0606

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          $.001 Par Value Common Stock
                          ----------------------------
                                (Title of Class)

     Check whether the Registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes      X      No
                                    -------       -------

     As of March 24, 1998, 5,856,460 shares of the Registrant's no par value Common Stock were outstanding. As of March 24, 1998, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was $31,372,505 based upon a closing bid price of $5.688 per share of Common Stock on the NASDAQ National Market.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Registrant's revenues for its year ended December 31, 1997 were $3,776,562.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: Portions of the Registrant's Definitive Proxy Statement for its forthcoming annual meeting of shareholders are incorporated herein by reference.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS


Introduction

     The Company was organized in 1991 to develop, market and distribute specialty chewing gum products under its own brand names and on a private label basis for other chewing gum marketers. The Company's current chewing gum products contain ingredients which it claims (i) reduces tobacco cravings (under the "CigArrest" brand name which is licensed to Bancroft Pharmaceuticals), (ii) may reduce the risk of osteoporosis (under the "Calcium Gum" brand name), (iii) contribute to energy and endurance (under the "Ginseng Gum," "Love Gum," "High Gear" and "Buzz Gum" brand names), (iv) promotes weight management (under the "ChromaTrim" and "CitrusSlim" brand names), (v) reduces free radicals (under the "Complete Antioxidant Formula" brand name) and (vi) promotes oral hygiene and breath freshness (under the "DentaHealth" brand name). The Company also produces gum under the "Chew and Sooth Zinc" brand name for the cold and flu season. Sales of CigArrest, Calcium Gum, High Gear, Ginseng Gum and Chew and Sooth Zinc Gum, commenced in 1997. Sales of Buzz Gum, ChromaTrim, Love Gum, CitrusSlim and DentaHealth commenced in 1991, 1993, 1994, 1995 and 1996, respectively. The Complete Antioxidant Formula Gum will be introduced in mid-1998. In 1998 the Company also plans to include its DentaHealth product in a line with other oral care products marketed as an OTC anti-plaque oral care regimen.

     The Company contracted with others for the manufacture of all its chewing gum products until February 1996 when it completed leasehold improvements and began manufacture of chewing gum products in its 28,000 square foot facility in Phoenix, Arizona. The facility employs 37 workers and produces all of the Company's chewing gum products. See "Item l - Manufacturing and Packaging."

     The Company's business strategy is to: (i) manufacture its own chewing gum products and the private label chewing gum products of other chewing gum marketers in greater quantities and at lower costs; (ii) increase revenues by
(a) expanding its marketing efforts for existing chewing gum products, (b) developing new chewing gum products through its own research and development facilities, (c) developing further its private label business, and (d) forming marketing alliances and joint ventures with multinational companies which market consumer packaged goods; and (iii) expand its distribution and customer base by adding over-the-counter ("OTC") non-prescription medications, such as antacids, cough suppressants and pain relievers to its chewing gum products. See "Item 1 - Strategy."

     The Company markets its branded chewing gum products directly and through wholesale distributors who distribute primarily to drug store and convenience chains (Duane Reade, Genovese, CVS, Rite Aid, Drug Emporium, Long's, Thrifty, Payless, Phar-Mor, Eckard and 7-11), mass market chains (Kmart and Pamida), major supermarket chains (Smith's, Randall's, H.E.Butt, Pathmark and Fry's) and to various natural foods stores. In addition, the Company sells its branded and private label gum in a number of international markets, including Europe, Asia and Canada. The Company also manufactures product for sale to private label customers who market under their own brand names.

     The Company's chewing gum products are subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA may conclude that certain of the Company's chewing gum products are "drugs" under applicable FDA regulations. Further, if the Company commences marketing of OTC chewing gum products, such products will be considered "drugs" under such regulations. In either case, the FDA may restrict or remove any or all of the Company's chewing gum products from the market if such products violate applicable FDA rules or regulations.

     The Company was incorporated in Utah in February 1991 as a specialty chewing gum products marketer under the name Nekros International Marketing, Inc. with office and warehouse facilities located in Ogden, Utah. In November 1994, control of the Company changed and between May 1995 and November 1995, the Company raised an aggregate of $1,006,000 of equity capital and $2,400,000 of debt capital. The funds raised in 1995 were used to establish a new management team, develop additional chewing gum products, build inventories and purchase chewing gum manufacturing equipment for its 28,000 square foot leased manufacturing facility in Phoenix, Arizona.

     In October 1995, the Company borrowed $1,550,000 from a group of four lenders (the "1995 Bridge Loan"). As additional compensation for the 1995 Bridge Loan, the Company issued an aggregate of 465,000 common stock purchase warrants to the lenders, each such warrant exercisable to purchase one share of the Company's Common Stock at $2.00 per share exercisable in perpetuity. The Bridge Loan bore interest at 8% per annum and was repaid in April 1996 using proceeds from a public offering in April, 1996, which is further described below. The Bridge Loan lenders included Brett Bouchy, a former principal stockholder of the Company, who received 165,000 warrants, and Robert H. Wood, a former director of the Company, who received 75,000 warrants.

     In March 1996, Brett Bouchy sold the 165,000 warrants acquired pursuant to the Bridge Loan for $5.00 per warrant. 100,000 warrants were sold to Gary S. Kehoe and 65,000 to Robert H. Wood, both of whom were officers and directors of the Company. Messrs. Kehoe and Wood paid the purchase price by issuing promissory notes to Mr. Bouchy bearing interest at 9% per annum. The warrants were not collateral for the promissory notes. The promissory notes are due the earlier of (i) six months after the warrants are exercised, or (ii) if during the period from April 24, 1997 until April 24, 2000 the closing price of the Company's Common Stock on NASDAQ is $10.00 or more per share for five consecutive trading days, then the promissory notes are due six months from the last such trading day. If neither event occurs, the promissory notes become void and of no value on April 24, 1999 and the warrants remain the property of Messrs. Kehoe and Wood. Under no circumstances will the warrants become returnable to Mr. Bouchy. In July, 1997, Mr. Kehoe sold the 100,000 warrants acquired from Mr. Bouchy to Andrew Lessman for $6.88 per warrant and used the proceeds to satisfy the promissory note to Mr. Bouchy. Mr. Lessman has not exercised the warrants.

     In December 1995, Dale Holdings, Inc. ("Dale"), a principal shareholder of the Company owned by Riverlux Trust REG and Mr. Brett Bouchy, dissolved and transferred 51% and 49%, respectively, of its Common Stock in the Company and its loans receivable due from the Company to Riverlux Trust REG and Brett Bouchy. Riverlux Trust REG and Brett Bouchy received 665,265 shares and 639,175 shares, respectively, of Dale's stockholdings in the Company and $433,500 and

$416,500, respectively, of Dale's loans receivable from the Company. The loans were repaid out of proceeds of the 1996 Public Offering, which is further described below. Subsequently, Riverlux Trust REG and Mr. Bouchy each sold 20,000 shares of the Company's Common Stock to Mr. Kehoe for $2.00 per share.

     Through a private equity placement in January 1996, the Company raised $3,095,875 to repurchase and retire 619,175 shares of the Company's Common Stock held by a former principal stockholder.

     In April 1996, the Company sold 460,000 Units to the public at $18.00 per Unit, for gross proceeds of $8,280,000. Each Unit consisted of three shares of Common Stock and one Common Stock Purchase Warrant (the "Public Warrant") to purchase an additional share of Common Stock at any time until April 14, 2001 at $7.50 per share (the "1996 Public Offering"). At the same time, the Company registered the 619,115 shares which were sold in the January 1996 private placement. The 1996 Public Offering was underwritten by Kensington Securities, Inc.

     In June of 1997, the Company called for the redemption of all of the Public Warrants at the redemption price of $.01 per share. Prior to the July 21, 1997 redemption date, in excess of 99% of the Public Warrants were exercised at $7.50 per share.

     In March 1997, the Company completed the sale of an aggregate of $2,530,000 of convertible debentures ("Debentures"). The Debentures bear interest at 11% per annum, mature on January 1, 2002 and are convertible into the Company's Common Stock at $4.75 per share. The Common Stock issuable under the Debentures carries certain demand registration rights after July 31, 1997. Common Stock issuable upon conversion of the Debentures was subject to a lock-up agreement with the Company through January 31, 1998. Proceeds from the sale of the Debentures are being used for working capital and other corporate purposes.

Strategy

     The Company pursues the following business strategy:

     (i) Manufacture its own chewing gum products. The Company will continue to manufacture its chewing gum products under its own labels and on a private label basis for other chewing gum marketers. The Company believes that operating its own manufacturing facility significantly reduces its dependence on third party manufacturers, assists it in maintaining the secrecy of its proprietary chewing gum formulas, will reduce its per unit product costs given sufficient volumes, and increases product capacity for itself and its large volume customers.

     (ii) Increase revenues by expanding its marketing efforts for existing chewing gum products, developing new chewing gum products, further developing its private label business and forming marketing alliances. The Company will continue to expand marketing efforts for existing products, both in the United States and internationally, and to further develop its private label business in order to manufacture more chewing gum products for other chewing gum marketers.

The Company will continue to develop new specialty chewing gum products for itself and its private label customers. Because of the Company's expertise in formulating chewing gum, the Company has been able to attract private label customers that are looking for an alternative delivery system to pills and capsules. The Company also seeks to form marketing alliances and joint venture arrangements with multinational companies which market consumer packaged goods to promote and distribute the Company's existing and future gum products.

     (iii) Expand its distribution and customer base by adding OTC medications, such as antacids, cough suppressants, and pain relievers, to its chewing gum products. The Company has certain OTC chewing gum products in development and plans to explore the market potential for a number of such products in the future, given sufficient capital and market acceptance for the products. The Company believes that OTC chewing gum products may appeal to certain retailers, such as drug stores and health food stores, and offer the Company the potential to develop new consumer niche markets. Certain OTC chewing gum products will require FDA permission prior to their being introduced to market and, in any event, will be subject to ongoing FDA marketing and manufacturing regulations. See "FDA and Other Government Regulation."

Marketing

     The Company markets its chewing gum products directly and through wholesale distributors which distribute primarily to drug store and convenience chains (Duane Reade, Genovese, CVS, Rite Aid, Drug Emporium, Long's, Thrifty, Payless, Phar-Mor, Eckard and 7-11), mass market chains (Kmart and Pamida), major supermarket chains (Smith's, Randall's, H.E.Butt, Pathmark and Fry's) and to various natural foods stores. In addition, the Company sells in a number of international markets, including Europe, Asia and Canada. The Company also manufactures product for sale to private label customers who market under their own brand names, including Herbalife's "Chew Slim," GNC's "Optibolic" and "Ginseng Gold," Kevis' "BrainGum," NuCare's "Chewtrition,"and GEN's "Creatine Gum."

     The Company manufactures for, and is continually working on research and development projects with, over 35 private label customers which intend to bring their products to market. Included in these projects is the Company's development of certain OTC chewing gum products, including both nicotine and non-nicotine alternatives in the smoking cessation category. Under private label arrangements, the Company supplies chewing gum products, including formulas used by the Company and its customers, labeled with brand names selected by its private label customers or otherwise includes the private label customer's name on the gum product packaging. Some of these private label customers include Nabisco, Herbalife, General Nutrition Centers (GNC), NuCare, Kevis, Pro Health and Genetic Evolutionary Nutrition (GEN).

     The Company intends to continue to expand its marketing efforts by: (i) retaining personnel to further develop the Company's private label business and seek other forms of contract manufacturing business; (ii) forming marketing alliances and joint ventures with multinational companies which market consumer packaged goods; (iii) hiring additional sales personnel to obtain and manage new brokers and distributors; and (iv) developing media advertising materials for use by the Company and its brokers and distributors. The Company plans to use its private label business to expand its branded product in 1998.

Manufacturing and Packaging

     The Company began manufacturing, packaging and shipping its chewing gum products from a 28,000 square foot leased manufacturing facility in Phoenix, Arizona in March 1996, The manufacture of chewing gum products involves: (i) storing bulk raw materials and "fine" raw materials, such as flavor, colors and active ingredients; (ii) producing and mixing the gum base in large stainless steel mixers; (iii) extruding the gum into selected sizes and shapes; (iv) coating the gum, in the case of chiclet gums, with sugar or sugarless solutions; and (v) packaging the gum in bottles or blister packages for shipment.

     Prior to commencing production of the chewing gum, the Company records lot numbers for all ingredients, examines and files certificates of ingredients, performs quality control tests and sanitizes equipment and utensils. It conducts additional quality control tests throughout the manufacturing process. All processes are done under strict common good manufacturing procedures requiring written standard operating procedures.

     In  December of 1997,  the Company  refinanced  its lease  obligation  with
Textron Financial Corporation relating to its chewing gum manufacturing equipment by entering into an installment note in the principal amount of $1,564,000 payable over a 48 month term. The note bears interest at 9.73% per annum, is payable at a rate of $39,550 per month, and is secured by the equipment.

     The Company's manufacturing facility produces all of the Company's chewing gum products and provides the capacity to meet all of the Company's private label product requirements for the foreseeable future. During 1997, the Company doubled its coating capacity and in 1998 the Company anticipates doubling its blister packaging capabilities.

Competition

     The distribution and sale of chewing gum products are highly competitive. The Company currently markets its products in three categories at the retail level. These categories are OTC drug, dietary supplements and traditional chewing gums with value added features. The Company's principal OTC competition is Smith-Kline Beecham, which markets the smoking cessation product, Nicorette. Its principal competition in the dietary supplement market is Twin Labs, a leader in that industry. Wrigley, Warner Lambert and Ford Gum and Machine are the Company's main competition in the value added market.

     Competitive factors in the chewing gum industry include price, flavor and name recognition resulting from media advertising. The Company does not have the capital resources, marketing and distribution networks, manufacturing facilities, personnel, product name recognition or advertising budget to produce or introduce chewing gum brands which compete or will compete with the multinational chewing gum manufacturers or the large specialty chewing gum marketers. However, although there can be no assurances in this regard, the Company believes that it can develop and market specialty chewing gum products in niche markets, such as the weight loss, vitamin, dental hygiene, anti-smoking, zinc and calcium markets, that are considered too small for exploitation by many of the Company's competitors.

FDA and Other Government Regulation

     The Company is subject to various federal, state and local laws affecting its business. The Company's chewing gum products manufactured by it or by others for it under contract or otherwise that are considered foods rather than
"drugs," are subject to regulation by the FDA, including regulations with respect to labeling of products, approval of ingredients in products, claims made regarding the products and disclosure of product ingredients. Moreover, if the FDA concludes that any of the Company's chewing gum products are "drugs" under applicable FDA regulations or otherwise violate FDA rules or regulations, the products will be subject to the foregoing regulations and FDA may also (i) require that manufacture of such products be in accordance with FDA drug "good manufacturing practices," which prescribe specific requirements and procedures for the manufacture of FDA regulated drug products, or (ii) restrict or remove such products from the market. The Company: (i) believes all of its products are in compliance with all regulatory requirements; (ii) has not been advised that the FDA considers any of its products to be "drugs," except for its CigArrest product; and (iii) has not submitted any information or applications for approval to the FDA. If the Company commences marketing OTC chewing gum products, such products will be deemed to be "drugs" and will be subject to marketing permission and ongoing regulation by the FDA including: (i)
requirements   that  the  Company   comply  with  certain  more   stringent  FDA
manufacturing standards and practices; (ii) conformity with FDA labeling requirements including dosage information; and (iii) the ability to determine the origin of all chewing gum ingredients included in the manufacturing process.

     Advertising claims made by the Company with respect to its products are subject to the jurisdiction of the FDA and the FTC. In both cases the Company is required to obtain scientific data to support any advertising or labeling health claims it makes concerning its products, although no preclearance is required to be made with either agency.

     The Company's chewing gum manufacturing facility is subject to regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various health, sanitation, safety and fire codes and standards. Suspension of certain licenses or approvals, due to failure to comply with applicable regulations or otherwise, could interrupt the Company's manufacturing operations. If the Company commences marketing OTC chewing gum products, its manufacturing facility will also be subject to inspection and regulation by the FDA as a drug producing facility. The Company is subject to federal and state laws establishing minimum wages and regulating overtime and working conditions. Because many of the Company's personnel are paid at rates based on the federal minimum wage, an increase in such minimum wage will result in an increase in the Company's labor costs.

Barter Agreements

     The Company entered into barter agreements (the "Barter Agreements") with Active Media Services, Inc. ("Active") in December 1996 and with SKR Resources, Inc. ("SKR") in May 1997 under which it exchanged certain of its gum products with Active and SKR for advertising, printing and travel credits totaling $3,550,000 and $750,000, respectively. Under the Barter Agreements, the Company must pay for approximately 75% of the advertising, printing and travel expenses in cash and may pay the remaining 25% using its bartered credits. Further, any unused credits on February 28, 2000 expire and will be valueless. The Company shipped product in the fourth quarter of calendar year 1996 as a result of the Barter Agreement with Active and the balance of product during the 1997 calendar year under the Barter Agreement with SKR. The Company has recorded the barter credits in an amount equal to the carrying value of the inventory, which was reduced to zero prior to the exchange (as more fully described in Note 2 to the financial statements "Restatement of Financial Information"). Therefore, no amounts have been recorded for the barter credits.

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

     The Company considers some of its chewing gum formulations and processes to be proprietary in nature and relies upon a combination of nondisclosure agreements, other contractual restrictions and trade secrecy laws to protect such proprietary information. There can be no assurance that these steps will be adequate to prevent misappropriation of the Company's proprietary information or that the Company's competitors will not independently develop chewing gum formulations and processes that are substantially equivalent or superior to those of the Company.

Employees

     As of March 26, 1998, the Company employed 46 individuals including its two executive officers, 26 manufacturing and warehouse personnel, 3 research and development personnel, 4 sales personnel, and 11 administrative personnel.

     On February 10, 1998 the Company accepted the resignation of Gerald N. Kern, the Chairman, Chief Executive Officer and President of the Company. Mr. Kern's severance package includes a payment of $200,000, the forgiveness of $116,000 of debt and officer's advances owed to the Company, and 100,000 Company stock options which are exercisable by Mr. Kern for up to one year at $5.81 per share upon cancellation of all of his existing options. $50,000 of the cash payment to Mr. Kern is being held in trust for 120 days subject to a mutual non-disparagement clause.

     Gary Kehoe was named the interim President, and Bruce Jorgenson was named the Chairman.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Company leases 3,345 square feet of office space at 4205 North 7th Avenue, Phoenix, Arizona 85013 on a three-year lease expiring December 31, 1998 for an average rental of approximately $3,000 per month. The Company also leases an approximately 28,000 square foot building for its chewing gum manufacturing facilities at 246 East Watkins, Phoenix, Arizona 85004 on a ten-year lease (with two three-year renewal options) expiring December 2005 at a monthly rental of approximately $12,000. The Company has combined its executive offices and manufacturing plant at the Watkins property, and plans to sublease the 7th Avenue office space.

     The Company believes its facilities are adequate for its needs in the foreseeable future. However, the Company's capacity needs could increase based on the Joint Development Agreement entered into with Nabisco, Inc. in August 1997, although no assurances can be offered in this regard. If the Company does need additional capacity, it believes that such space is available at reasonable rates.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

Litigation

     In October 1996, an action was filed against the Company in the United States District Court for the Central District of California, CV-95-9784, entitled "GCN Products, Inc. vs. Roy Kelly, et al." In that portion of the complaint relating to the Company, the Plaintiff alleges that the Company engaged in unlawful rebates, appropriations, overcharges, commercial bribery, fraud and unjust enrichment. The plaintiff seeks compensatory and punitive damages. The Company denies the plaintiff's allegations and intends to vigorously defend the Action.

     On December 11, 1996, a complaint was filed by Moira Cervi-Skinner, a former employee of the Company, with the United States Equal Employment
Opportunity Commission (EEOC) in Phoenix, Arizona naming the Company and an officer and director of the Company. The complaint alleges unwelcome sexual conduct and sex discrimination as a condition of employment at the Company. In addition, a demand letter has been received from the complainant's attorney demanding $825,000. The complaint was settled in November, 1997 prior to litigation being filed.

     On August 27, 1997, an action was filed against the Company and certain other parties in a Superior Court in and for the County of Maricopa, CV-97-15896, by Paul Janssens Lens. As it relates to the Company, the Complaint alleges intentional interference with business relations, securities fraud, consumer fraud and misrepresentation. The plaintiff seeks compensatory damages of $1.7 million plus unspecified punitive damages. The Company denies the plaintiff's allegations and intends to vigorously defend the Action. The Company believes that the plaintiff and other defendants have settled the suit and that the Company will be dismissed from the litigation.

     The Company is not involved as a party to any other legal proceeding other than various claims and lawsuits arising in the normal course of business, none of which, in the opinion of the Company's management, is individually or collectively material to the Company's business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         Not applicable.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The Company's Common Stock has traded on the National Market under the symbol "GUMM" since April 24, 1996.

     The following table sets forth for the quarters indicated the range of high and low closing prices of the Company's Common Stock as reported by the National Market but does not include retail markup, markdown or commission.


                                                             Price
                                                  -------------------------
Year Ended December 31, 1997                       High                Low
----------------------------                       ----                ---

Fourth Quarter                                    11-3/4              6-3/4

Third Quarter                                     15-1/8             10-3/4

Second Quarter                                    11-7/8             7-4/16

First Quarter                                      8-3/4              5-1/2



                                                             Price
                                                  --------------------------
Year Ended December 31, 1996                        High                Low
----------------------------                        ----                ---

Fourth Quarter                                     7-3/4              5-3/4

Third Quarter                                      6-1/8                  6

Second Quarter (beginning April 24, 1996)          6-7/8              6-3/8


     As of March 24, 1998, the Company had approximately 2,501 record and beneficial stockholders.

Dividend Policy

     The Company has paid only limited cash dividends on its Common Stock in the past and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

Overview

     The Company was organized in 1991 to develop, market and distribute specialty chewing gum products under its own brand names and on a private label basis for other chewing gum marketers. The Company's first chewing gum product included a natural caffeine substance marketed to runners and other exercise enthusiasts as a source of energy and carbohydrates. In 1994 and 1995, the Company raised funds through debt and equity financings. The funds were used to establish a new management team, develop additional chewing gum products, build inventories and purchase chewing gum manufacturing equipment for the Company's 28,000 square foot manufacturing facility. The facility commenced operations in late March, 1996. The facility currently has 37 employees and by the end of 1996 the Company produced 100% of its chewing gum products.

     The Company's current chewing gum products contain ingredients which it claims (i) reduce tobacco cravings (under the "CigArrest" brand name which is licensed to Bancroft Pharmaceuticals), (ii) may reduce the risk of osteoporosis (under the "Calcium Gum" brand name, (iii) contribute to energy and endurance (under the "High Gear" "Ginseng Gum", "Love Gum", and "Buzz Gum" brand names),
(iv) promote weight management (under the "ChromaTrim" and "CitrusSlim" brand names), (v) reduces free radicals (under the "Complete Antioxidant Formula" brand name, and (vi) promotes oral hygiene and breath freshness (under the "DentaHealth" brand name). The Company also produces gum under the "Chew and Sooth Zinc" brand name for the cold and flu season. Sales of CigArrest, Calcium Gum, Ginseng Gum, High Gear and Chew and Sooth Zinc Gum commenced in 1997. Sales of Buzz Gum, ChromaTrim, Love Gum, CitrusSlim and DentaHealth commenced in 1991, 1993, 1994, 1995 and 1996, respectively. The Complete Antioxidant Formula Gum will be introduced in mid-1998. In 1998, the Company also plans to include its DentaHealth product in a line with other oral care products marketed as an OTC anti-plaque oral care regimen. These dental technologies will be shared by several other market leaders in 1998-99. The Company is also involved in many private label endeavors, including the research and development of various nicotine and non-nicotine smoking cessation products. Private label customers market under their own brand names.

     The Company markets its branded chewing gum products directly and through wholesale distributors who distribute primarily to drug store and convenience chains (Duane Reade, Genovese, CVS, Rite Aid, Drug Emporium, Long's, Thrifty, Payless, Phar-Mor, Eckard and 7-11), mass market chains (Kmart and Pamida), major supermarket chains (Smith's, Randall's, H.E. Butt, Pathmark and Fry's) and to various natural food stores. In addition, the Company sells its products in a number of international markets including Europe, Asia and Canada.

Results of Operations for the Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996.

     The following table sets forth certain statement of operations information expressed both in dollars and as a percentage of net sales for the periods indicated:


                                                               Years Ended December 31,
                                                               ------------------------
                                                       1997                                1996
                                                       ----                                ----
Net sales                                   $3,776,562        100%              $3,116,130       100%
Cost of sales                                4,197,777       (111)               2,070,443        66
Gross profit                                  (421,215)       (11)               1,045,687        34
Operating expenses                           3,881,238        103                4,199,288       135
Research and development                       209,783          5                  364,728        12
Income (Loss) from operations               (4,512,236)      (119)              (3,518,329)     (113)
Interest and other income                      204,220          5                  117,219         4
Interest expense                             1,090,618         29                  219,668         7
Provision (benefit) for income taxes                 -          -                 (232,371)       (7)
Net income (Loss)                           (5,398,634)      (143)              (3,388,407)     (109)

     Net Sales. Net sales increased by $660,432, or 21%, to $3,776,562 for the year ended December 31, 1997 compared to $3,116,130 for the year ended December 31, 1996. Private label sales increased 657% to $1.59 million in 1997 compared to $210,000 for 1996. Additionally, the Company saw an increase of 41% in net sales of its branded products to $1.17 million in 1997 compared to $824,000 in 1996. The Company experienced a decrease in international sales of 52% and completely eliminated its dependence on National Distributing Group, a former major customer.

     Cost of Sales. Cost of sales, as a percentage of net sales, increased 45% to $4,197,777 or (111%) of net sales for the year ended December 31, 1997 compared to $2,070,443 or 66% of net sales for the same period in 1996. The Company recorded the sales under its barter agreements at a zero value with a cost of sales of $715,000 in 1997. With the exception of December, 1997, production at the manufacturing facility was below optimum capacity, resulting in a higher price per pound of gum. Approximately $1,193,683 of plant operating expenses were allocated to cost of sales for the year ended December 31, 1997, of which $530,000 was directly related to depreciation of the plant's manufacturing equipment. Also, the Company wrote off approximately $350,000 of obsolete inventory in the fourth quarter in 1997.

     Gross Profit. Gross profit, as a percentage of net sales, decreased by 45% to $(421,215) or (11%) of net sales for the year ended December 31, 1997, compared to $1,045,687 or 34% of net sales for the same period in 1996. The decrease in gross profit percentage was directly related to the increase in cost of sales.

     Operating Expenses. Operating expenses were $3,881,238, a decrease of $318,050 for the year ended December 31, 1997 compared to the same period in 1996. Significant non-manufacturing operating expenses for the year ended December 31, 1997, were advertising ($984,783), administrative management labor ($778,626), accounting, legal and professional consulting fees ($549,390), travel and trade shows ($421,140), general administrative labor ($216,468) and sales labor ($154,557).

     Research and Development. Research and Development expenditures were $209,783 for the year ended December 31, 1997 compared to $364,728 for the same period in 1996. The majority of these costs were related to the formulation of the following: a Ginseng gum, which helps maintain overall good health; High Gear, an energy gum; an Antacid/Calcium gum, which prevents, helps and treats osteoporosis and prevents upset stomachs; a newly reformulated Love Gum; and other various private label projects. These private label products consisted of dental gums, OTC antacid and analgesic gums, diet gums, multi-vitamin gums, ginseng gum, nicotine and non-nicotine smoking cessation gums and body-building cube gums.

     Interest and Other Income and Interest Expense. Interest and other income was $204,220 an increase of $87,001 for the year ended December 31, 1997, primarily as a result of an increase in working capital from equity financings that were invested in short-term investments. Interest expense was $1,090,618 an increase of $870,950 for the year ended December 31, 1997, primarily as a result of the Company issuing $2,530,000 of subordinated convertible notes in March, 1997. These debentures had a beneficial conversion feature to the individual investors that resulted in a $665,790 non-cash charge to interest expense.

     Net Loss. Net loss increased to $5,398,634 for year ended December 31, 1997 compared to a net loss of $3,388,407 for the same period in 1996.

Liquidity and Capital Resources

     As of December 31, 1997, the Company's working capital was $5.09 million compared to $2.90 million at December 31, 1996. For the year ended December 31, 1997, the Company experienced a decrease in cash used by operating activities of $3.74 million primarily as a result of the net loss for the period.

     Investing activities provided $39,335 in cash for year ended December 31, 1997, compared to $1,037,009 of cash used in the same period of 1996. The cash provided for 1997 was primarily from the repayment of a note receivable from National Distributing Group, which is controlled by an officer and director of the Company.

     Financing activities provided $6.19 million in cash for year ended December 31, 1997, compared to $5.35 million in cash provided for the same period in 1996. The cash provided for 1996 was primarily a result of the Company successfully completing its Initial Public Offering on April 24, 1996 less the repayment of notes payable. The cash provided for 1997 was primarily from the exercise of the Company's Common Stock Purchase Warrants issued in the Company's Initial Public Offering . The Company called the Warrants for redemption in July, 1997, and 457,400 of its 460,000 (99.43%) Warrants were exercised at an exercise price of $7.50 per share prior to the date set for redemption for total gross proceeds to the Company of $3,430,500. In addition, the Company sold an aggregate of $2.53 million of convertible debentures in February and March, 1997.

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

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS




Financial Statements                                                      Page
--------------------                                                      ----

  Independent Auditors' Report                                             F-2

  Balance Sheet as of December 31, 1997                                    F-3

  Statements of Operations for the years ended
   December 31, 1997 and 1996                                              F-5

  Statements of Changes in Stockholders' Equity for the
   years ended December 31, 1997 and 1996                                  F-6

  Statements of Cash Flows for the years ended
   December 31, 1997 and 1996                                              F-7

  Notes To Financial Statements                                            F-8

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors
Gum Tech International, Inc.


We have audited the accompanying balance sheet of Gum Tech International, Inc. as of December 31, 1997 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gum Tech International, Inc. as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.




                                                Angell & Deering
                                                Certified Public Accountants

Denver, Colorado
March 16, 1998

                          GUM TECH INTERNATIONAL, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1997



                                     ASSETS
                                     ------


Current Assets:
  Cash and cash equivalents                                         $ 3,607,913
  Restricted cash                                                        57,049
  Accounts receivable:
   Trade, net of allowance for doubtful accounts of $129,500          1,082,234
   Employees                                                             61,054
  Inventories                                                         1,033,382
  Notes receivable                                                      298,012
  Interest receivable                                                    60,164
  Prepaid expenses                                                      116,205
                                                                    -----------

     Total Current Assets                                             6,316,013
                                                                    -----------

Property and Equipment, at cost:
  Machinery and equipment                                             3,613,141
  Office furniture and equipment                                        142,864
  Leasehold improvements                                                190,526
                                                                    -----------
                                                                      3,946,531
  Less accumulated depreciation                                      (1,002,754)
                                                                    -----------

     Net Property and Equipment                                       2,943,777
                                                                    -----------
Other Assets:
  Deposits                                                              139,773
  Note receivable                                                        66,000
  Intangible assets, net of accumulated
   amortization of $47,710                                              211,938
  Other                                                                   7,291
                                                                    -----------

     Total Other Assets                                                 425,002
                                                                    -----------

     Total Assets                                                   $ 9,684,792
                                                                    ===========












                     The accompanying notes are an integral
                       part of these financial statements.

                          GUM TECH INTERNATIONAL, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1997



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


Current Liabilities:
  Accounts payable                                                 $    798,718
  Accrued interest                                                       70,147
  Customer deposits                                                      15,000
  Current portion of long-term debt                                     343,174
                                                                   ------------

     Total Current Liabilities                                        1,227,039
                                                                   ------------

Long-Term Debt, net of current portion above:
  Financial institutions and other                                    4,094,457
  Obligations under capital leases                                       33,498
  Less current portion above                                           (343,174)
                                                                   ------------

     Total Long-Term Debt                                             3,784,781
                                                                   ------------

Commitments and Contingencies                                              --

Stockholders' Equity:
  Preferred stock: no par value, 1,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock: no par value, 10,000,000 shares
   authorized, 5,856,460 shares issued and outstanding               12,088,150
  Additional paid in capital                                            665,790
  Retained earnings (deficit)                                        (8,080,968)
                                                                   ------------

     Total Stockholders' Equity                                       4,672,972
                                                                   ------------

     Total Liabilities and Stockholders' Equity                    $  9,684,792
                                                                   ============















                     The accompanying notes are an integral
                       part of these financial statements.

                          GUM TECH INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                         1997           1996
                                                     -----------    -----------

Net sales                                            $ 3,776,562    $ 3,116,130

Cost of sales                                          4,197,777      2,070,443
                                                     -----------    -----------

     Gross Profit                                       (421,215)     1,045,687

Operating expenses                                     3,881,238      4,199,288
Research and development                                 209,783        364,728
                                                     -----------    -----------

     Income (Loss) From Operations                    (4,512,236)    (3,518,329)
                                                     -----------    -----------

Other Income (Expense):
  Interest and other income                              204,220        117,219
  Interest expense                                    (1,090,618)      (219,668)
                                                     -----------    -----------

     Total Other Income (Expense)                       (886,398)      (102,449)
                                                     -----------    -----------

Income (Loss) Before Provision For Income Taxes       (5,398,634)    (3,620,778)

Provision (benefit) for income taxes                        --         (232,371)
                                                     -----------    -----------

Net Income (Loss)                                    $(5,398,634)   $(3,388,407)
                                                     ===========    ===========

Net Income (Loss) Per Share of Common Stock:
  Basic                                              $     (1.02)   $      (.77)
  Diluted                                            $     (1.02)   $      (.77)

Weighted Average Number of Common Shares
 Outstanding:
  Basic                                                5,294,099      4,423,402
  Diluted                                              5,294,099      4,423,402













                     The accompanying notes are an integral
                       part of these financial statements.

                                                GUM TECH INTERNATIONAL, INC.
                                       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                         Common Stock                 Additional          Retained
                                                  ----------------------------          Paid In            Earnings
                                                   Shares             Amount            Capital           (Deficit)
                                                  ---------        -----------        -----------        -----------

Balance at December 31, 1995                      3,436,740        $   917,117        $      --          $   706,073

Issuance of common stock upon
 exercise of stock options                          132,000            234,000               --                 --

Issuance of common stock and
 warrants in public offering
 (net of offering costs of $1,466,057)            1,380,000          6,813,943               --                 --

Net loss                                               --                 --                 --           (3,388,407)
                                                -----------        -----------        -----------        -----------

Balance at December 31, 1996                      4,948,740          7,965,060               --           (2,682,334)

Issuance of common stock upon exercise
 of stock options and warrants
 (net of costs of $188,678)                         907,720          4,123,090               --                 --

Beneficial conversion feature
 of convertible notes                                  --                 --              665,790               --

Net loss                                               --                 --                 --           (5,398,634)
                                                -----------        -----------        -----------        -----------

Balance at December 31, 1997                      5,856,460        $12,088,150        $   665,790        $(8,080,968)
                                                ===========        ===========        ===========        ===========




















                                           The accompanying notes are an integral
                                             part of these financial statements.




                                          GUM TECH INTERNATIONAL, INC.
                                            STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                           1997                     1996
                                                                           ----                     ----
Cash Flows From Operating Activities:
 Net income (loss)                                                     $(5,398,634)             $(3,388,407)
 Adjustments to reconcile net income (loss) to net cash
   (used) by operating activities:
    Depreciation                                                           551,404                  454,654
    Amortization                                                            47,710                     --
    Provision for bad debts                                                 94,500                   20,111
    Loss on disposal of assets                                              10,633                   11,036
    Interest expense from beneficial conversion
     feature of notes payable                                              665,790                     --
    Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                           (648,527)                 161,348
     (Increase) in employee receivables                                    (61,054)                    --
     (Increase) decrease in inventories                                    333,562                 (468,279)
     (Increase) decrease in income tax receivable                          234,440                 (234,440)
     (Increase) in prepaid expenses and other                              (55,106)                 (73,660)
     (Increase) in interest receivable                                     (60,164)                    --
     (Increase) decrease in deposits and other                             128,602                  (80,401)
     Increase (decrease) in accounts payable and
      accrued expenses                                                     470,600                 (133,330)
     Increase (decrease) in customer deposits                              (50,500)                  28,541
                                                                       -----------              -----------

          Net Cash (Used) By Operating Activities                       (3,736,744)              (3,702,827)
                                                                       -----------              -----------

Cash Flows From Investing Activities:
 Capital expenditures                                                     (134,083)                (572,602)
 Proceeds from disposal of equipment                                         6,363                     --
 Increase in notes receivable                                                 --                   (216,000)
 Receipt of principal on notes receivable                                  177,653                     --
 Deposits on purchase of equipment and other                                  --                   (248,407)
 Increase in deposits and other                                            (10,598)                    --
                                                                       -----------              -----------

          Net Cash (Used) By Investing Activities                           39,335               (1,037,009)
                                                                       -----------              -----------

Cash Flows From Financing Activities:
 Proceeds from borrowing                                                 2,530,000                  706,397
 Principal payments on notes payable                                      (204,871)              (2,589,330)
 Issuance of common stock                                                4,311,768                8,514,000
 Offering costs incurred                                                  (188,678)              (1,277,807)
 Debt issuance costs incurred                                             (259,648)                    --
                                                                       -----------              -----------

          Net Cash Provided By Financing Activities                      6,188,571                5,353,260
                                                                       -----------              -----------

          Net Increase in Cash and Cash Equivalents                      2,491,162                  613,424

          Cash and Cash Equivalents at Beginning of Year                 1,116,751                  503,327
                                                                       -----------              -----------

          Cash and Cash Equivalents at End of Year                     $ 3,607,913              $ 1,116,751
                                                                       ===========              ===========

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for:
  Interest                                                             $   306,972              $   327,031
  Income taxes                                                                 150                   24,409

Supplemental Disclosure of Non-cash Investing and
 Financing Activities:
  Capital lease obligations incurred for new equipment                 $      --                $ 1,194,544
  Conversion of account receivable to a note receivable                    225,665                     --
  Note payable incurred for purchase of equipment under
   a capital lease                                                       1,564,457                     --




                                   The accompanying notes are an integral
                                     part of these financial statements.

                                                      F-7

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

     Property and Equipment
     ----------------------
          Depreciation of the primary asset classifications is calculated based on the following estimated useful lives using the straight-line method.

                   Classification                   Useful Life in Years
                   --------------                   --------------------
             Machinery and equipment                        5-30
             Office furniture and equipment                 5
             Leasehold improvements                          10

          Depreciation of property and equipment charged to operations is $551,404 and $454,654 for the years ended December 31, 1997 and 1996, respectively.

     Intangible Assets
     -----------------
          Debt issuance costs are being amortized using the straight-line method over the 59 month term of the convertible notes.

     Revenue Recognition
     -------------------
          The Company recognizes revenue from product sales upon shipment to the customer.

     Stock-Based Compensation
     ------------------------
          During the year ended December 31, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". See Note 8 for pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

     Long-Lived Assets
     -----------------
          In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company reviews for the impairment of long-lived assets and certain identifiable intangibles, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows is less than the carrying amount of the assets. No impairment losses have been identified by the Company.

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   Organization and Summary of Significant Accounting Policies (Continued)
     -----------------------------------------------------------------------
     Income Taxes
     ------------
          Beginning January 1, 1993, the Company was an S corporation under the provisions of the Internal Revenue Code and, accordingly, no provision was made for income taxes since all income, deductions, gains, losses and credits were reported on the tax returns of the stockholders. The S corporation status of the Company terminated on November 18, 1994 and, thereafter, the Company became a taxable entity. Effective November 18, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the liability method of accounting for income taxes. Deferred income taxes result from temporary differences in the recognition of revenue and expenses for income tax and financial reporting purposes. These differences are primarily due to depreciation.

     Deferred Offering Costs
     -----------------------
          In connection with the Company's public offering (Note 7), costs incurred to complete the offering have been deferred and were offset against the proceeds of the offering.

     Barter Credits
     --------------
          The Company records sales under barter transactions at the carrying value of the inventory after reducing the inventory to its net realizable value for any impairment. At the time barter credits are utilized by the Company for advertising, packaging, travel expenses and other purchases an expense is recognized based on the carrying value of the barter credits plus cash paid. The Company recorded the sales under its barter transactions in 1996 and 1997 at a zero value (Note 2) and, therefore, when the barter credits are used by the Company it will recognize an expense only for the cash expended for the items purchased.

     Net (Loss) Income Per Share of Common Stock
     -------------------------------------------
          As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

          Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

     Cash and Cash Equivalents
     -------------------------
          For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

     Estimates
     ---------
          The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

          The Company entered into barter agreements with Active Media Services, Inc. in December 1996 and with SKR Resources, Inc. in May 1997. The barter credits were to be used for advertising, packaging and travel expenses, among other items, to launch the Company's branded products in several retail markets. These credits would have reduced the cash portion of the Company's obligations for these services. The Company recorded the barter transactions as revenue based on the wholesale price of each product bartered. By September 30, 1997 cumulative revenues attributable to barter sales for fiscal 1996 and 1997 were approximately $4.3 million.

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

3.   Restricted Cash
     ---------------
          Cash of $57,049 was held as collateral by a bank for a letter of credit issued to the lessor of the Company's manufacturing and warehouse facilities.

4.   Inventories
     -----------
          Inventories at December 31, 1997 consist of the following:

          Raw materials and packaging                                $  583,652
          Work in process                                               280,483
          Finished goods                                                169,247
                                                                     ----------

                Total                                                $1,033,382
                                                                     ==========

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


5.   Long-Term Debt
     --------------

             Long-term debt consists of the following:

             Financial Institutions and Other
             --------------------------------
             9.73% installment note due in 2001 with monthly
             principal  and  interest  payments  of $39,550,
             collateralized by machinery and equipment.              $1,564,457

             11%   subordinated   convertible   notes   with
             interest  payable  quarterly  until  January 1,
             2000 at which time the  principal  and interest
             is  payable  in  twenty   four  equal   monthly
             installments through January 1, 2002. The notes
             are  convertible   into  common  stock  of  the
             Company at $4.75 per share.                              2,530,000

             Obligations Under Capital Leases
             --------------------------------
             9.4% installment notes due in 2002 with monthly
             principal  and  interest  payments  of  $1,000,
             collateralized by equipment.                                33,498
                                                                     ----------

             Total Long-Term Debt                                     4,127,955

             Less current portion of long-term debt                    (343,174)
                                                                     ----------

             Long-Term Debt                                          $3,784,781
                                                                     ==========


             Installments due on debt principal, including the capital leases, at December 31, 1997 are as follows:

                         Year Ending
                        December 31,
                        ------------
                            1998                                     $  343,174
                            1999                                        381,280
                            2000                                      1,685,043
                            2001                                      1,718,458
                                                                     ----------

                            Total                                    $4,127,955
                                                                     ==========

6.   Income Taxes
     ------------
             The components of the provision for income taxes are as follows:

                                                   1997            1996
                                                   ----            ----
             Current:
             Federal                             $   --          $(232,371)
             State                                   --                --
                                                 -------         ---------
               Total                                 --           (232,371)
                                                 -------         ---------

             Deferred:
             Federal                                 --                --
             State                                   --                --
                                                 -------         ---------
               Total                                 --                --
                                                 -------         ---------

             Total Provision For Income Taxes    $   --          $(232,371)
                                                 =======         =========

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


6.   Income Taxes (Continued)
     ------------------------
             The $232,371 benefit for income taxes for the year ended December 31, 1996 is the result of the carryback of the net operating loss for 1996 to prior tax years which resulted in an income tax refund receivable of $234,440.

             The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

                                                             1997       1996
                                                             ----       ----

             Federal statutory rate                          (34)%      (34)%
             State income taxes, net
               of federal benefits                            (5)        (5)
             Valuation allowance                              39         32
             Other                                            --         (1)
                                                             ----       ----

             Total                                            --%        (8)%
                                                             ====       ====

             The following is a reconciliation of the provision for income taxes to income before provision for income taxes computed at the federal statutory rate of 34%.

                                                     1997                1996
                                                     ----                ----
             Income taxes at the
              federal statutory rate             $(1,835,536)         $(975,210)
             State income taxes, net
              of federal benefits                   (294,204)          (135,712)
             Nondeductible expenses                   20,969              6,550
             Valuation allowance                   2,108,771            912,512
             Other                                       --             (40,511)
                                                 -----------          ---------

             Total                               $       --           $(232,371)
                                                 ============         =========

          Significant components of deferred income taxes as of December 31, 1997 are as follows:

             Net operating loss carryforward                        $ 3,295,354
             Reserve for bad debts                                       43,154
             Other                                                       41,842
                                                                    -----------

             Total deferred tax asset                                 3,380,350
                                                                    -----------

             Depreciation                                              (180,350)
                                                                    -----------

             Total deferred tax liability                              (180,350)
             Less valuation allowance                                (3,200,000)
                                                                    -----------
             Net Deferred Tax Asset                                 $      --
                                                                    ===========

          The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $3,200,000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $2,287,488. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


6.   Income Taxes (Continued)
     ------------------------

          At December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $7,800,000 and $8,500,000, respectively. Such carryforwards expire in the years 2011 and 2012 and 2001 and 2002 for federal and state purposes, respectively.

7.   Stockholders' Equity
     --------------------
       Private Offering of Common Stock
       --------------------------------
          In January 1996, the Company sold 619,175 shares of its common stock at $5.00 per share through an Underwriter. The Company paid a sales commission of 10% of the gross proceeds of the common stock sold. All of the net proceeds of the offering ($2,786,288) were used to repurchase from Brett Bouchy, a principal stockholder of the Company, and retire, 619,175 shares of the Company's common stock held by Mr. Bouchy at a repurchase price of $4.50 per share. Other expenses of the offering, including legal fees, accounting fees, printing and other expenses were paid by Mr. Bouchy.

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

          In June 1997, the Company called the warrants and 457,400 were exercised resulting in gross proceeds to the Company of $3,430,500 and the remaining 2,600 warrants expired unexercised.

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

          In 1997, 2,830 of the Underwriter's warrants were exercised and 37,170 are outstanding as of December 31, 1997.

8.   Stock Options and Warrants
     --------------------------
       Stock Option Plan
       -----------------
          In March 1995, the Company adopted a stock option plan (the "Plan") which provides for the grant of both incentive stock options and non-qualified options. A total of 1,200,000 shares of common stock have been reserved for issuance under the Plan. The Plan was amended in May 1996 to increase the shares available for issuance to 1,500,000.

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


8.   Stock Options and Warrants (Continued)
     -------------------------------------
       Stock Option Plan (Continued)
       -----------------------------
          The Plan was amended in June 1997 to increase the shares available for issuance to 2,000,000. Incentive stock options are issuable only to eligible officers, directors, key employees and consultants of the Company. The Plan is administered by a committee selected by the Board of Directors, which determines those individuals who shall receive options, the time period during which the options may be exercised, the number of shares of common stock that may be purchased under each option, and the option price. Unless sooner terminated, the Plan shall remain in effect until January 1, 2005.

          The per share exercise price of the common stock may not be less than the fair market value of the common stock on the date the option is granted. The aggregate fair market value (determined as of the date the option is granted) of the common stock that any employee may purchase in any calendar year pursuant to the exercise of incentive stock options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him, more than 10% of the total combined voting power of all classes of stock of the Company shall be eligible to receive any incentive stock options under the Plan unless the option price is at least 110% of the fair market value of the common stock subject to the option, determined on the date of grant.

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

          The following table contains information on the stock options under the Company's Plan for the years ended December 31, 1996 and 1997. The outstanding agreements expire from March 1998 to September 2000.

                                               Number of      Weighted  Average
                                                Shares          Exercise Price
                                                ------          --------------
          Options outstanding at
            December 31, 1995                   750,000              $1.64
           Granted                              700,000               6.11
           Exercised                           (132,000)              1.77
           Cancelled                               --                  --
                                                -------              -----

          Options outstanding at
             December 31, 1996                1,318,000               4.00
            Granted                             565,000               9.81
            Exercised                          (184,000)              1.72
            Cancelled                           (15,000)              6.38
                                              ---------              -----

          Options outstanding at
            December 31, 1997                 1,684,000              $6.18
                                              =========              =====

       Non-qualified Stock Options
       ---------------------------
          The Company has granted non-qualified stock options to consultants, distributors and other individuals. The outstanding agreements expire from April 1998 to November 1999. The following table contains information on all of the stock options, except those granted under the Company's stock option plan, for the years ended December 31, 1996 and 1997.

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


8.   Stock Options and Warrants (Continued)
     --------------------------------------
       Non-qualified Stock Options (Continued)
       ---------------------------------------
                                                Number of      Weighted Average
                                                  Shares        Exercise Price
                                                ---------      ----------------
             Options outstanding at
              December 31, 1995                   500,000            $2.98
               Granted                                 --               --
               Exercised                               --               --
               Cancelled                         (140,000)            6.00
                                                 --------            -----

             Options outstanding at
              December 31, 1996                   360,000             1.80
               Granted                            100,000             4.75
               Exercised                         (180,000)            1.80
               Cancelled                               --               --
                                                 --------            -----

             Options outstanding at
               December 31, 1997                  280,000            $2.85
                                                 ========            =====

          The Company adopted SFAS No. 123 during the year ended December 31, 1996. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the following pro forma amounts:

                                                     1997               1996
                                                     ----               ----
          Net income (loss):
            As reported                           $(5,398,634)      $(3,388,407)
            Pro forma                             $(5,881,867)      $(4,937,720)

          Net income (loss) per share
           of common stock:
            As reported                                $(1.02)           $ (.77)
            Pro forma                                  $(1.11)           $(1.12)

          These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 1997 and 1996.

                                                        1997            1996
                                                        ----            ----

          Risk-free interest rate                        5.88%           5.88%
          Expected life                                2 years         2 years
          Expected volatility                           63.51%          58.73%
          Expected dividend yield                           0%              0%

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


8.   Stock Options and Warrants (Continued)
     --------------------------------------
          the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock based compensation plans.

          The  following  table   summarized   information   about  stock  based
          compensation plans outstanding at December 31, 1997:

          Options Outstanding and Exercisable by Price Range as of December 31, 1997:


                                             Options Outstanding                           Options Exercisable
                                             -------------------                           -------------------

                                                   Weighted
                                                    Average          Weighted                            Weighted
                Range of                           Remaining          Average                             Average
                Exercise           Number         Contractual        Exercise            Number          Exercise
                 Prices          Outstanding      Life-Years           Price           Exercisable         Price
                 ------          -----------      ----------           -----           -----------         -----

             $ 1.50 -  2.00        434,000           .25               $ 1.57            434,000           $ 1.57
             $ 6.00 -  6.38        817,500          1.95               $ 6.15            758,750           $ 5.64
             $10.75 - 11.44        432,500          2.68               $10.86            216,250           $10.86
             --------------      ---------          ----               ------          ---------           ------

             $ 1.50 - 11.44      1,684,000          1.70               $ 6.18          1,409,000           $ 5.19
             ==============      =========          ====               ======          =========           ======

       Warrants
       --------
          In 1995, the Company borrowed $1,550,000 from a group of four lenders ("1995 Bridge Loan"). As additional consideration for the 1995 Bridge Loan, the Company issued an aggregate of 465,000 common stock purchase warrants to the lenders. Each warrant is exercisable to purchase one share of the Company's common stock at $2.00 per share in perpetuity. In 1997, 75,000 warrants were exercised and 390,000 warrants are outstanding at December 31, 1997.

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

10.  Commitments and Contingencies
     -----------------------------
       Leases
       ------

          The Company leases its office facilities, manufacturing and warehouse facilities and certain equipment under long-term leasing arrangements. The Company's manufacturing and warehouse facilities lease contains two three year renewal options. In addition, the Company's executive

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


10.  Commitments and Contingencies (Continued)
     -----------------------------------------
       Leases (Continued)
       ------------------
          offices contains a two year renewal option. The following is a schedule of future minimum lease payments at December 31, 1997 under the Company's capital leases (together with the present value of minimum lease payments) and operating leases that have initial or remaining noncancellable lease terms in excess of one year:


              Year Ending                              Capital
              December 31,                             Leases           Facilities           Total
              ------------                            --------          ----------          -----
               1998                                   $ 12,004          $  163,832         $  175,836
               1999                                     12,004             125,915            137,919
               2000                                     12,004             131,976            143,980
               2001                                      3,001             132,527            135,528
               2002                                         --             138,576            138,576
               Thereafter                                   --             417,404            417,404
                                                      --------          ----------         ----------

             Total Minimum Lease Payments               39,013          $1,110,230         $1,149,243
                                                                        ==========         ==========

             Less amount representing interest           5,515
                                                      --------
             Present Value of Net
              Minimum Lease Payments                  $ 33,498
                                                      ========

          Rental expense charged to operations was $187,826 and $176,994 for the years ended December 31, 1997 and 1996, respectively.

          Leased equipment under capital leases as of December 31, 1997 is as follows:

          Equipment                                                    $ 47,727
          Less accumulated depreciation                                 (16,704)
                                                                       --------

          Net Property and Equipment Under Capital Leases              $ 31,023
                                                                       ========

       Employment Agreements
       ----------------------
          In January 1996, the Company entered into an employment agreement with Mr. Bernstein through December 31, 2000 which may be extended until December 31, 2005 at Mr. Bernstein's option if the Company's net sales (as hereinafter defined) for the calendar year ending December 31, 2000 exceed $50 million. Under the employment agreement, Mr. Bernstein is to receive a base salary of $100,000 with subsequent annual base salaries equal to 2% of the Company's prior year's net sales but in no event may such annual base salary exceed $500,000. "Net sales" are defined as gross sales from the sale of all products in the "Target Markets", which in turn are defined as all markets except (i) the natural food markets, (ii) private label markets or (iii) markets developed from direct response television infomercial advertising. In addition, Mr. Bernstein is entitled to an annual bonus equal to (i) 5% of the first $5 million of net sales in excess of the prior year's net sales, (ii) 4% of the next $5 million of net sales in excess of the prior year's net sales, (iii) 3% of the next $5 million of net sales in excess of the prior year's net sales and (iv) 2% of all net sales in excess of $20 million of net sales in the prior year.

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

          In February 1995, Dale sold an aggregate of 367,150 shares of common stock of the Company held by it to a group of eleven investors for $560,000, or $1.53 per share. After paying commissions of $56,000, Dale loaned the remaining $504,000 to the Company, evidenced by a promissory note. In May 1995 the Company and Dale each sold 420,000 shares of the Company's common stock through an Underwriter at $1.80 per share and paid a commission of 10% of the gross proceeds of the common stock. Dale loaned the Company $346,000 from the proceeds of the common stock sold by it, which is evidenced by a promissory note. Both loans from Dale were collateralized by all of the Company's accounts receivable, inventory and equipment. The notes were distributed to Dale's two partners in December 1995 and the notes were subordinated to the Company's equipment lease and were repaid in 1996.

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

          In January 1996, the Company, National and UMI cancelled their exclusive U.S., and foreign Distribution Agreements. The Company entered into a two year agreement with National pursuant to which the Company agreed to sell National, on a non-exclusive basis, ChromaTrim and CitrusSlim chewing gum for sale by National solely to non- chain convenience stores, grocery stores, drugstores and other similar retail food stores. The Company entered into a two year agreement with UMI pursuant to which the Company agreed to sell to UMI on a non-exclusive basis ChromaTrim and CitrusSlim chewing gum for sale by UMI solely in the United States through direct response television infomercial advertising.

          Richard Bernstein, a director of the Company, is an executive officer and director of National and a principal stockholder of UMI. The Distribution Agreements, which primarily relate to the Company's ChromaTrim chewing gum, represented 3.5% and 21.0% of the Company's total sales for the years ended December 31, 1997 and 1996, respectively. Trade accounts receivable from National and UMI combined were $46,851 and $227,047 at December 31, 1997 and 1996, respectively. Payments are generally due within 30 days of the invoice date.

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


11.  Related Party Transactions (Continued)
     --------------------------------------

          The Company has notes receivable from officers and directors as of December 31, 1997, as follows:

          8% unsecured  note due from the  Company's  Senior
          Vice President, with principal and interest due in
          December 1997. The note was paid in January 1998.           $ 100,000

          8%  unsecured  note due from  the  Company's  Vice
          President,  with  principal  and  interest  due in
          January 1998. The  note  was  extended until April
          1998.                                                         150,000

          8% unsecured note due from the Company's President
          and CEO, with  principal and interest  payable out
          of stock sale  profits,  if stock sale profits are
          not sufficient to repay the loan by November 1999,
          then the balance will be converted to compensation
          (Note 15).                                                     66,000

          10%  note  due  from  NDG on  December  31,  1997,
          collateralized  by substantially all of the assets
          of NDG.                                                        48,012
                                                                      ---------

          Total                                                       $ 364,012
                                                                      =========

          The interest receivable on the above notes receivable is $67,455 at December 31, 1997.

          The Company repaid notes payable to stockholders in the amount of $2,150,000 in 1996 together with interest at 8% in the amount of $159,943.

12.  Employee Benefit Plan
     ---------------------
          Effective September 1, 1997, the Company adopted a Simple Retirement Account Plan for employees who are not covered by any collective bargaining agreement. The Company shall make a matching contribution for each employee in an amount equal to each employees Salary Reduction Contributions for the Plan year of up to 3% of the employees compensation for the Plan year. Employee and Company matching contributions are discretionary. The Company made matching contributions of $20,059 for the year ended December 31, 1997. Each employee shall be fully vested at all times in his contribution and the Company's matching contributions.

13.  Concentration of Credit Risk and Major Customers
     ------------------------------------------------

          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its cash equivalents and short term investments with high credit quality financial institutions and limits its credit exposure with any one financial institution. The Company provides credit in the normal course of business to many of the nation's top drug stores, mass merchandisers and health food chains and major private label companies. The Company's accounts receivable are due from customers located throughout the United States and various foreign countries.

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


13.  Concentration of Credit Risk and Major Customers (Continued)
     ------------------------------------------------------------
          The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral. The Company obtains letters of credit form its foreign customers to limit its exposure to credit risk on its accounts receivable. The Company maintains reserves for potential credit losses, and such losses have not exceeded management's expectations.

          Sales to major customers, which comprised 10% or more of net sales, for the years ended December 31, 1997 and 1996 were as follows:


                                                     1997         1996
                                                     ----         ----

           Customer A                                             17.5%
           Customer B                                15.0%
           Customer C                                             13.8%
           Customer D                                10.2%        10.2%
           Customer E                                15.0%

14.  Fair Value of Financial Instruments
     -----------------------------------
          Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 1997:

                                                               1997
                                                   ----------------------------
                                                     Carrying         Estimated
                                                      Amount         Fair Value
                                                      ------         ----------
           Financial Assets:
           Cash and cash equivalents               $3,607,913        $3,607,913
           Restricted cash                             57,049            57,049
           Notes receivable                           364,012           364,012

           Financial Liabilities:
           Long-term debt                           4,127,955         4,127,955

          The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments. The carrying amount of notes receivable approximates fair value because of the market rate of interest on the notes receivable. The fair value of long-term debt, including the current portion, approximates fair value because of the market rate of interest on the long-term debt and the interest rate implicit in the obligations under the capital leases.

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


15.  Subsequent Events
     -----------------
          On February 10, 1998 Gerald Kern resigned his employment as CEO, President and Chairman of the Board. The Company entered into a Settlement Agreement and Release (the "Agreement") with Mr. Kern effective February 10, 1998. The Agreement terminates Mr. Kern's employment agreement with the Company. As a part of the Agreement the Company agreed to pay Mr. Kern $200,000 of which $50,000 is to be held in a trust account for 120 days. The Company also agreed to forgive any salary advances ($48,027 at December 31, 1997) and to forgive the $66,000 note receivable from Mr. Kern plus accrued interest on the note owed by Mr. Kern which was to become due on November 1, 1999. In addition, the Company agreed to assign ownership of a life insurance policy to Mr. Kern that it held on Mr. Kern.

          The Company also agreed to issue Mr. Kern a stock option to purchase 100,000 shares of the Company's common stock at $5.81 per share at anytime through February 10, 1999 and to cancel all stock options held by Mr. Kern in excess of the 100,000 shares. Mr. Kern held options on 456,500 shares of common stock at the time of issuing the restated stock option which results in cancellation of 356,500 stock options effective February 10, 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     There have been no changes in or disagreements with accountants on accounting or financial disclosure.

                                    PART III

     As indicated in the following table, the information required to be presented in Part III of this report is hereby incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be prepared in accordance with the Schedule 14A and filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report:

               Material in Proxy Statement for 1998 Annual Meeting
                    which is incorporated herein by reference


   Item No.      Item Caption                                   Proxy Statement Caption
   --------      ------------                                   -----------------------
       9       Directors and Executive Officers of the        "Directors and Executive Officers"
               Registrant
      10       Executive Compensation                         "Executive Compensation"
      11       Security Ownership of Certain Beneficial       "Security Ownership of Principal
               Owners and Management                          Stockholders and Management"
      12       Certain Relationships and Related              "Certain Transactions"
               Transactions


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

Exhibits


    Exhibit No.                       Title

       1.07      Form of Warrant Agreement(1)

       2.01      Certificate of Incorporation and Amendments thereto of the
                  Registrant(1)

       2.02      Bylaws of the Registrant(1)

       10.01     1995 Stock Option Plan(1)

       10.02     Lease Agreement - Phoenix Executive Office Facility(1)

       10.05     Employment Contract with Mr. Kehoe(1)

       10.07     Form of Bridge Loan Agreement together with Exhibits thereto(1)

       10.08     Lease Agreement - Phoenix, Arizona manufacturing facility(1)

       10.09     Amendment to Stock Option Plan(1)

       10.12     Memorandum of Understanding with Bernstein Bros. Marketing
                   Corporation(1)

       10.13     Waiver Under Employment Agreement (Mr. Ratcliff)(1)

       10.16     Employment Agreement with Mr. Bernstein(1)

       10.20     Form of Convertible Note Dated February 20, 1997(2)

       10.21     Registration Rights Agreement(2)

       10.25     Employment Agreement with Mr. Bouchy

       10.28     Installment Loan with Textron Financial Corporation

       10.29     Settlement Agreement and Release with Gerald N. Kern

-------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 declared effective by the Commission on April 24, 1996, file number 333-870.

(2)  Incorporated by reference to the Registrant's Form 8-K filed March 6, 1997.

Reports on Form 8-K

     The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on March 31, 1998.

                                          GUM TECH INTERNATIONAL, INC.




                                           By: /s/ Gary S. Kehoe
                                           -------------------------------------
                                           Gary S. Kehoe
                                           President and Chief Operating Officer

     Pursuant to the requirements of the Securities Act of 1933, as amended, this Report has been signed below by the following persons on the dated indicated.

        Signature                      Title                      Date
        ---------                      -----                      ----


/s/ Bruce Jorgenson            Chairman of the Board             March 31, 1998
----------------------------   of Directors
Bruce Jorgenson


/s/ Gary S. Kehoe              President and Chief               March 31, 1998
----------------------------   Operating Officer and
Gary S. Kehoe                  Director

/s/ Jeffrey L. Bouchy          Secretary, Treasurer, Chief       March 31, 1998
----------------------------   Financial Officer (Principal
Jeffrey L. Bouchy              Accounting Officer)

/s/ Richard Ratcliff           Director                          March 31, 1998
----------------------------
Richard Ratcliff


/s/ William Yuan               Director                          March 31, 1998
----------------------------
William Yuan


/s/ William Boone              Director                          March 31, 1998
----------------------------
William Boone


/s/ W. Brown Russell           Director                          March 31, 1998
----------------------------
W.    Brown Russell