Form 10KSB/A
period 1997-12-31
GUMTECH INTERNATIONAL INC \UT\
filed 1998-04-30
CIK 1006195

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997          Commission File No. 0-27646


                          GUM TECH INTERNATIONAL, INC.
              ---------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               Utah                                      87-0482806
       ----------------------                  -------------------------------
      (State of Incorporation)                (IRS Employer Identification No.)

            246 East Watkins Street
               Phoenix, Arizona                            85004
    --------------------------------------                --------
   (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (602) 252-1617

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act :

          Title of Class               Name of each exchange on which registered
   ----------------------------        -----------------------------------------
    No Par Value Common Stock                  NASDAQ National Market




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES      X       NO
                              --------        --------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this Form. [ ]

                Issuer's revenues for its fiscal year: $3,776,562

As of April 30, 1998, the number of shares of Common Stock outstanding was 5,808,560 and the aggregate market value of the Common Stock (based on the closing price of $6.125 per share on that date) held by non-affiliates of the Registrant was approximately $35,577,430.

                       Documents Incorporated By Reference

                                      None.



================================================================================

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following sets forth certain information with respect to directors and executive officers of the Company with the year in which each director's term expires in parenthesis.


         Name                    Age          Position With Company and Tenure
------------------------        -----        -----------------------------------
Bruce A. Jorgenson, M.D.          54         Chairman of the Board of Directors
                                             since 1998 (1998)
Gary S. Kehoe                     39         President since 1998, Chief
                                             Operating Officer since 1995,
                                             Director (1995)
William D. Boone                  50         Director since 1998 (1998)
Jeffrey L. Bouchy                 32         Secretary, Treasurer, Chief
                                             Financial Officer since 1995
                                             (Principal Accounting Officer)
W. Brown Russell, III             42         Director since 1998 (1998)
William A. Yuan                   37         Director since 1998 (1998)


     Directors hold office for a period of one year from their election at the annual meeting of stockholders or until their successors are elected and qualified or until their prior resignation. Officers are elected by and serve at the discretion of the Board of Directors. In February of 1998, Messrs. Kern, Kwait, Kessler, and Peckman resigned as directors, in March 1998, William G. Meris resigned as a director, and in April 1998, Mr. Ratcliff resigned as a director.

     Bruce A. Jorgenson, M.D. is a pediatrician in Layton, Utah for Wee Care Pediatrics, one of the largest pediatric care centers in the state of Utah. In 1986, Dr. Jorgenson founded Wee Care Pediatrics and was the sole proprietor until April 1998, when he sold the practice to Kelson Physician Partners. Dr. Jorgenson earned his Doctor of Medicine from Temple University in 1970 and completed his residency in 1973. From 1973- 1986, Dr. Jorgenson had a pediatric practice in Philadelphia, Pennsylvania.

     Gary S. Kehoe was employed by LifeSavers Company, a division of Nabisco Food Group, Inc., in various capacities from 1976 until he joined the Company in June 1995 as its Chief Operating Officer and a director. In February 1998, Mr. Kehoe was appointed President on an interim basis. As a Senior Food Technologist for LifeSavers, Inc., Mr. Kehoe developed six bubble gum flavors and was listed as an inventor or co-inventor on twelve United States chewing gum patents filed by LifeSavers, Inc.

     William D. Boone joined the Company in March 1998 as a Manufacturing Process Engineer. Mr. Boone has 30 years experience in small business management and sales growth. In 1976, Mr. Boone co- founded Trade Printers, Inc., a Phoenix-based wholesale printing manufacturer. Mr. Boone was responsible for increasing sales from start-up to $6 million annually.

     Jeffrey L. Bouchy earned his Bachelor of Science degree in Accounting from Arizona State University in 1989 and his Master of Science degree in Sports Management from West Virginia University in 1992. From 1992 to 1993, he was assistant to the Director of Finance at the Charlotte Coliseum, a sports and events facility in Charlotte, North Carolina. During 1993, he was President of Southwest Food Services, Inc., a privately-held fast food franchise based in Phoenix, Arizona. From 1994 until he joined the Company in May 1995 as its Chief Financial Officer, he was a production manager at Fun Tees, Inc., a privately-held apparel manufacturer.

     W. Brown Russell, III joined the Company in March 1998 as the Special Advisor to the President. As a registered investment advisor, Mr. Russell has operated Brown Russell Investment Services, Inc., a private money management firm, since 1994. From 1987 to 1994, Mr. Russell was the President of Capital Investment Properties, a real estate and property management firm based in Athens, Georgia. During this time, Mr. Russell was also a partner in the law firm of Russell & Russell. After graduating from the University of Georgia
School of Law in 1985, Mr. Russell clerked for Judge Thomas Reavley in the United States 5th Circuit Court of Appeals. In 1980, Mr. Russell earned a Juris Doctorate and Bachelor of Arts from the University of Georgia.

     William A. Yuan is President and Chief Executive Officer of Reliance Management, LLC, and Managing Director of Redwood Communications, an entertainment, production, financing and distribution company of motion picture films. From 1985 until 1996, Mr. Yuan was employed by Merrill Lynch and Salomon Smith Barney in various positions, the last being Senior Vice President, Head of Equity at Merrill Lynch. Mr. Yuan earned a Bachelor of Science in Economics from Cornell University in 1983.

Significant Employees

     Cecile E. Kehoe, age 42, began as a consultant to the Company in April 1996. In January 1997, Ms. Kehoe joined the Company as its Regulatory/Quality Assurance Director. Ms. Kehoe is responsible for new product development, regulatory compliance (FDA/OTC), clinical testing and quality assurance of the products. From 1981 until joining the Company, she was employed by Pepsi-Cola Research and Technical Services, lastly as their Senior Manager of the Analytical Department. She earned Bachelor of Science and Master of Science degrees from St. John's University in 1974 and 1979, respectively. Cecil is the wife of Gary S. Kehoe.

     Richard Sigtermans, age 29, is the Production Manager of the Company. From October 1995 to September 1996 he was Manager of Quality Control and Information Systems for the Company. Mr. Sigtermans is responsible for all aspects of chewing gum production, including purchasing and planning. He also administers the Company's management information systems. From 1991 to 1993, he was employed by LifeSavers Company, a division of Nabisco Food Group, Inc., in its new product development group. From 1993 until he joined the Company in October 1995, he was employed by Compac Corporation, a division of TriMas Corporation, first as its Quality Project Coordinator and then as its Computer Operations Supervisor. Mr. Sigtermans graduated from GMI Engineering and Management Institute with a Bachelor of Science degree in 1991.

     Shanna L. Gallo, age 35, was promoted to Controller for the Company in July of 1996. Ms. Gallo is responsible for all aspects of the day-to-day accounting, customer service and office management of the Company. From 1992 to 1996, Ms. Gallo was employed by Food For Health, Inc., a Phoenix-based health food distributor, as their Accounts Payable Manager. From 1987 to 1992, she was employed at the University of California, Los Angeles as an accountant.

     James A. Marini, age 37, started with the Company in September of 1997 as the National Sales Manager. Mr. Marini's primary responsibilities are management of the retail sales of the Company. From 1978 to 1997, Mr. Marini held several positions with Taylor Supermarkets, an east coast supermarket chain, his last being Vice President of Operations.

     Mark B. Klein, age 48, started with the Company in September of 1997 as its Marketing Manager. Mr. Klein's responsibilities include the development of private label business and the marketing of the Company's branded products. From 1994 to 1997, he was President of Pay-Ezz Financial Group, a personal bill paying franchisor. From 1986 to 1993, Mr. Klein was employed by Carter-Wallace as its Vice President of Marketing in charge of OTC consumer products. He has held other senior management position with major companies such as Colgate-Palmolive, Inc., RJR Nabisco, Avis and London International (Schmidt Laboratories). Mr. Klein earned his Bachelor of Arts degree in Economics from Concordia University in Montreal, Canada in 1970.

     Arthur Harding, age 55, started with the Company in November of 1995 as its Human Resources Manager. Mr. Harding's responsibilities include all aspects of human resources and governmental compliance matters. From 1984 to 1995, Mr. Harding was employed by Food For Health, Inc., a Phoenix-based health food distributor, as Vice President of Human Resources. From 1969 to 1984, Mr. Harding held several positions with Greyhound/Dial, the last being Director of National Safety and Security. Mr. Harding earned his Bachelor of Science degree in Natural Sciences from San Francisco State in 1971.

     Brenda Lum, age 37, returned to the Company in April 1998 as its International Sales Manager. From 1992 until 1995, Ms. Lum was employed by Proctor and Gamble as a Sales and Merchandising Account Executive for the Cosmetics and Fragrance Division. From 1995 until 1997, Ms. Lum worked for the Company as an International Sales Account Executive. In 1997 she was employed by Irwin Naturals, Inc. as International Sales Manager. Ms. Lum earned her Bachelor Arts in Communications from California State- Northridge in 1982.

Section 16(a) Beneficial Ownership Reporting Compliance

     Three of the Company's Officers and Directors (Messrs. Kehoe, Kern and Bouchy) inadvertently failed to file one Form 4 each during the calendar year ended December 31, 1997. Messrs. Kehoe, Kern and Bouchy subsequently filed a Form 5 reporting the Form 4 transactions.

Director Compensation

         The  Company's   nonsalaried   directors   receive   reimbursement  for
out-of-pocket expenses incurred in attending Board of Directors' meetings and have been granted stock options under the Company's 1995 Stock Option Plan.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table

     None of the Company's executive officers or directors currently receive compensation in excess of $100,000 per year except Gary S. Kehoe and Jeffrey L. Bouchy.

     The following table discloses certain compensation paid to the Company's executive officers for the years ended December 31, 1995, 1996, 1997.


                                                                                Long Term Compensation
                                             Annual Compensation                   Awards           Payouts
                                    ------------------------------------- ------------------------ ----------
                                                                 Other                                            All
                                                                 Annual    Restrict-                             Other
        Name and                                                Compen-    ed Stock     Options/      LTIP      Compen-
   Principal Position       Year       Salary        Bonus       sation     Awards        SARs      Payouts      sation
------------------------ ---------- ------------- ------------ ---------- ----------- ------------ ---------- ------------

Gary S. Kehoe               1997     $84,333.34    $20,000(1)     -0-         -0-        88,000       -0-         -0-
President
Chief Operating Officer

Jeffrey L. Bouchy           1997     $78,000(2)       -0-         -0-         -0-         9,000       -0-      $56,408(3)
Chief Financial Officer

Gerald N. Kern,(4)          1997     $160,483(5)    $36,080       -0-         -0-      156,500(6)     -0-         -0-
Chief Executive Officer     1996       $56,250        -0-         -0-         -0-      300,000(7)     -0-         -0-


(1)  Includes $10,000 that was accrued in 1997, but paid in 1998.

(2)  Includes $6,000 automobile allowance paid by the Company.
(3) Represents proceeds from the sale of shares of the Company's stock Mr. Bouchy received from exercise of options.
(4)  Mr. Kern resigned in February 1998.
(5)  Includes $9,600 automobile allowance paid by the Company.
(6) These options were subsequently canceled pursuant to Mr. Kern's termination agreement (See "Related Transactions").
(7) Does not include an option to purchase 50,000 shares from Mr. Ratcliff at a price of $2.00 per share.

Option Grants in 1997 Fiscal Year

     The following table provides information on option grants during the year ended December 31, 1997 to the named executive officers:

                                                                Percentage of
                                                                Total Options
                                                                   Granted
                                      No. of                   to Employees in             Exercise        Expiration
          Name                    Options Granted              Fiscal Year(1)               Price             Date
------------------------      -----------------------       ---------------------         -----------      -----------
Gerald N. Kern                       156,500                         31.2%                  $10.75          9/22/2000
Gary S. Kehoe                         88,000                         17.6%                  $10.75          9/22/2000
Jeffrey L. Bouchy                      9,000                          1.8%                  $10.75          9/22/2000


(1) Percentage figure aggregates all stock options granted to respective individuals during fiscal year 1997.

Aggregate Option Exercises in 1997 Fiscal Year and Year End Option Values

     The following table provides information on the value of the named executive officer's unexercised options at December 31, 1997. An aggregate of 144,000 shares of Common Stock were acquired upon exercise of options during the year ended December 31, 1997.


                           Number of                                         Value of Unexercised
                          Unexercised                                        In-the-Money Options
                        Options at Year                                           at Year End
                              End                                     ------------------------------------
        Name              Exercisable         Unexercisable           Exercisable             Unexercisable
        ----              -----------         -------------           -----------             -------------
Richard Ratcliff            364,000                 0                 $1,911,000                    0
Gerald N. Kern              100,000                 0                 $   94,000                    0
Gary S. Kehoe               238,000                 0                 $  300,000                    0
Jeffrey L. Bouchy            69,000                 0                 $   43,125                    0


Stock Option and Restricted Stock Plans

     1995 Stock Option Plan. In March 1995, the Company adopted a stock option plan (the "Plan") which provides for the grant of options intended to qualify as "incentive stock options" and "nonqualified stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code"). Incentive stock options are issuable only to eligible officers, directors, key employees and consultants of the Company.

     The Plan is administered by the Compensation Committee of the Board of Directors which is comprised of a majority of nonemployee directors. At December 31, 1997, the Company had reserved 2,000,000 shares of Common Stock for issuance under the Plan. Under the Plan, the Board of Directors determines which individuals shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option, and the option price.

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

     No options may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option may only be exercisable by the optionee. Options may be exercised only during the time the option holder is an employee of the Company or within 90 days of termination of such employment if a Registration Statement on Form S-8 ("S-8") covering the underlying shares was effective as of the date of termination of employment. If an S-8 covering the underlying shares was not effective on the date of termination, then the employee has one year following termination to exercise the options. If an employee is terminated for cause, any unexercised options will be canceled as of the date of such termination. Options under the Plan must be granted within three years from the effective date of the Plan and the exercise date of an option cannot be later than three years from the date of grant. Any options that expire unexercised or that terminate upon an optionee's ceasing to be employed by the Company become available once again for issuance. Shares issued upon exercise of an option will rank equally with other shares then outstanding.

     As of April 30, 1998, 1,428,500 unexercised options had been grated under the Plan to executive officers and directors and were currently outstanding. The per share exercise prices represented the fair market value of the Company's Common Stock at the date such options were granted, based on prior sales of the Company's Common Stock. The table below sets forth the total number of options issued to each executive officer and director of the Company and the exercise price. Mr. Kehoe's options are exercisable until June 1, 1998. Mr. Bouchy's options are exercisable until June 24, 2000. All other options are exercisable at various times through March 2001. To date, a total of 336,000 stock options have been exercised.


                                  Total Number of
 Name of Executive               Options Outstanding          Exercise Price(1)
 -----------------               -------------------          -----------------
Richard Ratcliff                       364,000                      $1.50
Gary S. Kehoe                          238,000                  2.00 to 10.75
Jeffrey L. Bouchy                       70,000                     6.125(2)
William A. Yuan                         20,000                       5.81
William D. Boone                        70,000                   6.44 to 6.88
W. Brown Russell, III                   70,000                   6.44 to 6.88
Bruce A. Jorgenson                      20,000                      11.44
                                       -------
TOTAL                                  852,000
                                       -------

(1) On April 24, 1998, the Board approved an Exchange Program whereby all of the outstanding options which are exercisable at $10.75 per share will be canceled and exchanged on a one to one basis for options exercisable at $5.625 per share. The exchange options will be issued in May 1998 and will expire May 2001. Options which are exercisable at prices other than $10.75 per share may also be revalued in the future.

(2) Mr. Bouchy's options are exercisable at the lesser of $6.125 per share or the average closing price of the Company's common stock on NASDAQ during the 60 day period commencing March 15, 1998.

     In addition to the above options issued to executive officers and directors, 252,500 options have been issued to employees ranging in exercise price from $6.125 to $10.75 per share.

     The Company has agreed to issue 100,000 options outside the Plan to two persons (50,000 options exercisable at $4.50 per share and 50,000 options exercisable at $5.00 per share) for investment banking consulting services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information, as of the date of this report, with respect to the number of shares of Common Stock of the Company beneficially owned by individual directors, by all directors and officers of the Company as a group, and by persons known by the Company to own more than 5% of the Company's Common Stock. All shares are owned beneficially and of record. The address of all persons (unless otherwise noted in the footnotes below) is in care of the Company at 246 E. Watkins Street, Phoenix, Arizona 85004.


  Name of Beneficial Owner               Number of           Percent of Common
       and Address                        Shares               Stock Owned
--------------------------              -----------          -----------------
Gerald Kern(1)                             100,000                  1.6%
Richard Ratcliff(2)                        364,000                  5.7%
Gary S. Kehoe(3)                           278,000                  4.4%
Jeffrey L. Bouchy(4)                        72,000                  1.1%
William D. Boone (5)                       101,630                  1.7%
William A. Yuan(6)                          20,070                  0.3%
W. Brown Russell, III(7)                    73,500                  1.2%
Bruce A. Jorgenson(8)                      190,700                  3.1%
All directors and                        1,199,900                 19.1%
officers as a group
(eight persons)



 *       Less than 1%.

(1) Includes options to purchase 100,000 shares at $5.81 per share until February 1999.
(2) Includes options held by Mr. Ratcliff and members of his family to purchase up to 364,000 shares at $1.50 per share until March 1998.
(3) Includes options to purchase 50,000 shares at $2.00 per share until June 1998, 100,000 shares at $6.125 per share until December 1999, and 88,000 shares at $10.75 per share until September 2000.
(4) Includes options to purchase 70,000 shares at the lesser of $6.125 per share or the average closing price for one share of the Company's common stock on NASDAQ during the 60 day period commencing March 15, 1998.
(5) Includes options to purchase 20,000 shares at $6.88 per share until February 2001 and 50,000 shares at $6.44 per share until March 2001.
(6) Includes options to purchase 20,000 shares at $5.81 per share until February 2001. Mr. Yuan's address is 228 Main Street, Venice, California 90291.
(7) Includes options to purchase 20,000 shares at $6.88 per share until February 2001 and 50,000 shares at $6.44 per share until March 2001.
(8) Includes options to purchase 20,000 shares at $11.44 per share until June 2000. Dr. Jorgenson's address is 1580 Antelope Drive, #100, Layton, Utah 84041.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain Transactions

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

     In March 1996, Brett Bouchy sold the 165,000 warrants acquired pursuant to the Bridge Loan for $5.00 per warrant. 100,000 warrants were sold to Gary S. Kehoe and 65,000 to Robert H. Wood, both of whom are officers and directors of the Company. Messrs. Kehoe and Wood paid the purchase price by issuing promissory notes to Mr. Bouchy bearing interest at 9% per annum. The warrants were not collateral for the promissory notes. The promissory notes are due the earlier of (i) six months after the warrants are exercised, or (ii) if during the period from April 24, 1997 until April 24, 2000 the closing price of the Company's Common Stock on NASDAQ is $10.00 or more per share for five consecutive trading days, then the promissory notes are due six months from the last such trading day. If neither event occurs, the promissory notes become void and of no value on April 24, 1999 and the warrants remain the property of Messrs. Kehoe and Wood. Under no circumstances will the warrants become returnable to Mr. Bouchy. In July, 1997, Mr. Kehoe sold the 100,000 warrants acquired from Mr. Bouchy to Andrew Lessman for $6.88 per warrant and used the proceeds to satisfy the promissory note to Mr. Bouchy. Mr. Lessman has not exercised the warrants.

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

     In January 1996, Earl K. Manhold III, a former director of the Company, exercised options to purchase 60,000 shares of the Company's Common Stock at $2.00 per share and sold such shares to John E. Epert, who was the Company's Chairman at that point for the same price per share.

     Since 1994, the Company has purchase an ingredient in its ChromaTrim gum product from Interhealth Nutritionals, Inc., ("Interhealth"), a company in which Mr. Ratcliff was formerly a member of the Board of Directors. The Company did not pay a different price for the ingredient during the time Mr. Ratcliff was a member of Interhealth's Board of Directors and the Company believes that the price it has paid and currently pays for the ingredient is fair, reasonable and consistent with prices charged by unaffiliated suppliers.

     In January 1996, the Company loaned Mr. Epert, who is a former officer and director, $150,000 bearing interest at 8% per annum due January 29, 1998.

     On February 10, 1998, the Company entered into a Settlement Agreement and Release with Mr. Kern pursuant to his resignation as Chief Executive Officer. The Agreement includes a severance package including payment of $200,000, the forgiveness of $116,000 of debt and officer's advances owed to the Company, and 100,000 Company stock options which are exercisable by Mr. Kern for up to one year at $5.81 per share upon cancellation of all of his existing options. $50,000 of the cash payment to Mr. Kern is being held in trust for 120 days subject to a mutual non-disparagement clause.

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


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GUM TECH INTERNATIONAL, INC.


Dated: April 30, 1998                         By  /s/  Gary S. Kehoe
                                                  ------------------------
                                                  Gary S. Kehoe
                                                  President, Chief Operating
                                                  Officer, Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature and Title                                       Date
       -------------------                                       ----



/s/ Bruce A. Jorgenson, M.D.                                April 30, 1998
----------------------------------
Bruce A.Jorgenson, M.D.,
Chairman of the Board


/s/ William D. Boone                                        April 30, 1998
----------------------------------
William D. Boone, Director


/s/ Jeffrey L. Bouchy                                       April 30, 1998
----------------------------------
Jeffrey L. Bouchy, Secretary,
Treasurer, Chief Financial Officer
(Principal Accounting Officer)


/s/ W. Brown Russell, III                                   April 30, 1998
----------------------------------
W. Brown Russell, III, Director


/s/ William A. Yuan                                         April 30, 1998
----------------------------------
William A. Yuan, Director