Form 10QSB
period 1998-03-31
GUMTECH INTERNATIONAL INC \UT\
filed 1998-05-15
CIK 1006195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB


(Mark One)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1998

                                       or

         [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _______ to _______

                         Commission File number 0-27646

                          Gum Tech International, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

              Utah                                           87-0482806
              ----                                           ----------
   (State or other jurisdiction                           (I.R.S. Employer
   of incorporation or organization)                    Identification Number)

                             246 East Watkins Street
                                Phoenix, AZ 85004
                     --------------------------------------
                    (Address of principal executive offices)

                                 (602) 252-1617
                            -------------------------
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     There are 6,056,460 shares of the registrant's common stock, no par value outstanding as of May 5, 1998.

                          GUM TECH INTERNATIONAL, INC.
                                   FORM 10-QSB
                                      INDEX

Part I Financial Information                                             Page

         Item 1.    Condensed Balance Sheet as of
                    March 31, 1998                                         1

                    Condensed Statements of Operations
                    for the three months ended March 31, 1998
                    and 1997                                               3

                    Condensed Statements of Cash Flows
                    for the three months ended March 31, 1998
                    and 1997                                               4

                    Notes to Condensed Financial Statements                5

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          6

Part II             Other Information and Signatures                       9

                          GUM TECH INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET
                                 March 31, 1998
                                   (Unaudited)

                                     ASSETS

Current  Assets:
      Cash and cash  equivalents                                    $ 2,539,911
      Restricted cash                                                    57,639
      Accounts  receivable, net of allowance for
       doubtful accounts of $48,283                                     834,048
      Inventories                                                     1,081,512
      Notes receivable                                                  150,000
      Interest  receivable                                               26,071
      Prepaid expenses and other                                        108,131
                                                                    -----------

          Total Current Assets                                        4,797,312
                                                                    -----------

Property and Equipment, at cost:

     Machinery and  production  equipment                             3,564,952
     Office furniture and equipment                                     140,865
     Leasehold improvements                                             194,087
                                                                    -----------

     Total Property and Equipment                                     3,899,904

     Less accumulated depreciation                                   (1,070,077)
                                                                    -----------

     Net Property and Equipment                                       2,829,827
                                                                    -----------

Other Assets:


     Intangible assets,  net of accumulated
       amortizat ion of $61,649                                         209,732
     Deposits and other                                                  93,161
                                                                    -----------

          Total Other Assets                                            302,893
                                                                    -----------

          Total Assets                                              $ 7,930,032
                                                                    ===========

                 The accompanying notes are an integral part of
                      these condensed financial statements.

                          GUM TECH INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET
                                 March 31, 1998
                                   (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                               $    726,926
    Accrued interest                                                     68,622
    Customer deposits                                                    49,549
    Current portion of long-term  debt                                  474,597
                                                                   ------------

        Total Current Liabilities                                     1,319,694
                                                                   ------------

Long Term Debt, net of current portion above:
    Financial institutions and other                                  4,016,199
    Obligations under capital leases                                     31,269
    Less current portion above                                         (474,597)
                                                                   ------------

        Total Long Term Debt                                          3,572,871
                                                                   ------------

Commitments and Contingencies                                              --

Stockholders' Equity:
    Preferred stock: no par value,
       1,000,000 shares authorized, none
       issued or  outstanding                                              --
    Common stock: no par value,
       10,000,000 shares authorized,
       5,876,460 shares issued and
       outstanding                                                   12,124,150
    Additional paid in  capital                                       2,144,540
    (Accumulated deficit)                                           (11,231,223)
                                                                   ------------


        Total Stockholders' Equity                                    3,037,467
                                                                   ------------

     Total Liabilities and Stockholders' Equity                    $  7,930,032
                                                                   ============



                  The accompanying notes are an integral part
                    of these condensed financial statements.

                                       GUM TECH INTERNATIONAL, INC.
                                    CONDENSED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                                                Three months ended March 31,
                                                                          ------------------------------------
                                                                              1998                     1997
                                                                          ------------------------------------
Net sales                                                                 $ 1,104,431              $   723,611

Cost of sales                                                                 789,828                1,166,453
                                                                          -----------              -----------

           Gross Profit                                                       314,603                 (442,842)

Operating expenses                                                          3,269,269                  627,393
Research and development                                                      114,471                   49,940
                                                                          -----------              -----------

           Income  (Loss) From Operations                                  (3,069,137)              (1,120,175)
                                                                          -----------              -----------

Other Income (Expense):
   Interest and other income                                                   42,808                   31,222
   Interest expense                                                          (123,926)                (739,443)
                                                                          -----------              -----------

           Total Other Income (Expense)                                       (81,118)                (708,221)
                                                                          -----------              -----------

Income (Loss) Before Provision For Income Taxes                            (3,150,255)              (1,828,396)

Provision (benefit) for income taxes                                             --                       --
                                                                          -----------              -----------

Net Income (Loss)                                                         $(3,150,255)             $(1,828,396)
                                                                          ===========              ===========

Net Income (Loss) Per Share of Common Stock:
  Basic:
     Weighted Average Number of Common Shares Outstanding                  5,857,571                4,948,740
                                                                         ===========              ===========
      Net Income (Loss) Per Share of Common Stock                        $     (0.54)             $     (0.37)
                                                                         ===========              ===========

  Diluted:
     Weighted Average Number of Common Shares Outstanding                  5,857,571                4,948,740
                                                                         ===========              ===========
      Net Income (Loss) Per Share of Common Stock                        $     (0.54)             $     (0.37)
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


                                                    3

                                 GUM TECH INTERNATIONAL, INC.
                              CONDENSED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                                     Three months ended March 31,
                                                                 ----------------------------------
                                                                     1998                  1997
                                                                 ----------------------------------
Cash Flows From Operating Activities:
     Net income (loss)                                           $(3,150,255)           $(1,828,426)
     Adjustments to reconcile net
      income (loss) to net cash (used)
      by operating activities :
        Depreciation                                                  67,323                141,545
        Amortization                                                  13,939                  8,114
        Compensation from forgiveness of
          note receivable                                             66,000                   --
        Compensation from extension of stock options               1,478,750                   --
        Interest expense from beneficial
          conversion feature of notes payable                           --                  665,790
        Accrued interest on notes receivable                          34,093                (35,110)
        Changes in assets and liabilities:
        Decrease in accounts receivable                              248,186                244,795
        Decrease in employee receivable                               61,054                   --
        Decrease in current portion of
          note receivable                                            148,012                   --
        (Increase) decrease in inventories                           (48,130)               289,167
        Decrease in prepaid expenses and other                         8,074                 26,751
        Decrease in deposits and other                                53,313                184,012
        (Decrease) in accounts payable and
          accrued expenses                                            (4,910)               (59,542)
        Increase (decrease) in customer deposits                      34,549                (65,500)
                                                                 -----------            -----------

        Net Cash (Used) By Operating Activities                     (990,002)              (428,404)
                                                                 -----------            -----------
Cash Flows From Investing Activities:
        Capital expenditures                                         (21,780)              (132,531)
        Increase in notes receivable                                    --                 (195,888)
                                                                 -----------            -----------
        Net Cash Provided (Used) By
          Financing Activities                                       (21,780)              (328,419)
                                                                 -----------            -----------

Cash Flows From Financing Activities:
        Proceeds from borrowing                                         --                2,530,000
        Principal payments on notes payable                          (80,487)               (53,976)
        Issuance of common stock upon exercise
          of options                                                  36,000                   --
        Debt issuance costs incurred                                 (11,733)              (258,448)
                                                                 -----------            -----------
        Net Cash Provided (Used) By
          Financing Activities                                       (56,220)             2,217,576
                                                                 -----------            -----------
        Net Increase (Decrease) in Cash
          and Cash Equivalents                                    (1,068,002)             1,460,753

        Cash and Cash Equivalents at
          Beginning of Period                                      3,607,913              1,116,751
                                                                 -----------            -----------

        Cash and Cash Equivalents at End of Period               $ 2,539,911            $ 2,577,504
                                                                 ===========            ===========

Supplemental Disclosure of Cash Flow Information:

        Cash paid during the period for:
              Interest                                           $   125,451            $    39,199
              Income taxes                                              --                     --

                 The accompanying notes are an integral part of
                      these condensed financial statements.


                                       4




                          GUM TECH INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1 The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1998. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 previously filed with the Securities and Exchange Commission.

2 As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The basic and diluted earnings per share are the same since the Company had a net loss in 1998 and 1997 and the inclusion of stock options and other incremental shares would be antidilutive. Options, warrants and other incremental shares to purchase 2,819,812 and 2,933,132 shares of common stock at March 31, 1998 and 1997, respectively were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be antidilutive.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

Overview

     The Company was organized in 1991 to develop, market and distribute specialty chewing gum products under its own brand names and on a private label basis for other chewing gum marketers. The Company's first chewing gum product included a natural caffeine substance marketed to runners and other exercise enthusiasts as a source of energy and carbohydrates. In 1994 and 1995, the Company raised funds through debt and equity financings which were used to establish a new management team, develop additional chewing gum products, build inventories and purchase chewing gum manufacturing equipment for the Company's 28,000 square foot manufacturing facility which commenced operations in late March, 1996. The facility currently has 46 employees and by the end of 1996 the Company produced 100% of its chewing gum products. The Company consolidated its corporate offices with its manufacturing facility in April, 1998.

     The Company's current chewing gum products contain ingredients which it claims (i) reduce tobacco cravings (under the "CigArrest" brand name which is licensed to Bancroft Pharmaceuticals), (ii) may reduce the risk of osteoporosis (under the "Calcium Gum" brand name, (iii) contribute to energy and endurance (under the "High Gear" "Ginseng Gum", "Love Gum", and "Buzz Gum" brand names),
(iv) promote weight loss (under the "ChromaTrim" and "CitrusSlim"  brand names),
(v) reduces free radicals (under the "Complete Antioxidant Formula" brand name and (vi) promotes oral hygiene and breath freshness (under the "DentaHealth" brand name). The Company also produces gum under the "Chew and Sooth Zinc" brand name for the cold and flu season. Sales of CigArrest, Calcium Gum, Ginseng Gum, High Gear and Chew and Sooth Zinc Gum commenced in 1997. Sales of Buzz Gum, ChromaTrim, Love Gum, CitrusSlim and DentaHealth commenced in 1991, 1993, 1994, 1995 and 1996, respectively. The Complete Antioxidant Formula Gum will be introduced in mid-1998. In 1998, the Company also plans to include its DentaHealth product in a line with other oral care products marketed as an OTC anti-plaque oral care regimen. These dental technologies will be shared by several other market leaders in 1998-99. The Company is also involved in many private label endeavors, including the research and development of various nicotine and non-nicotine smoking cessation products. Private label customers market under their own brand names.

     The Company markets its branded nutrient and therapeutic chewing gum products directly and through wholesale distributors who distribute primarily to drug store and convenience chains (Duane Reade, Genovese, CVS, Rite Aid, Drug Emporium, Long's, Thrifty, Payless, Phar-Mor, Eckard and 7-11), mass market chains (Kmart and Pamida), major supermarket chains (Smith's, Randall's, H.E. Butt, Pathmark and Fry's) and to various natural food stores. In addition, the Company sells its products in a number of international markets including Europe, Asia and Canada.

Results of Operations for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

     The following table sets forth certain statement of operations information expressed both in dollars and as a percentage of net sales for the periods indicated:


                                                               Three Months Ended December 31,
                                                               -------------------------------
                                                           1998                               1997
                                                           ----                               ----
Net sales                                      $ 1,104,431         100%        $   723,611                100%
Cost of sales                                      789,828          72           1,166,453                161
Gross profit                                       314,603          28            (442,842)               (61)
Operating expenses                               3,269,269         296             627,393                 87
Research and development                           114,471          10              49,940                  7
Income (Loss) from operations                   (3,069,137)       (278)         (1,120,175)              (155)
Interest and other income                           42,808           4              31,222                  4
Interest expense                                   123,926          11             739,443                102
Provision (benefit) for income taxes                  --           --                 --                  --
Net income (Loss)                               (3,150,255)       (285)         (1,828,396)              (253)


     Net Sales. Net sales increased by $380,820, or 53%, to $1,104,431 for the three months ended March 31, 1998 compared to $723,611 for the three months ended March 31, 1997. Private label sales increased to $864,109 in 1998 compared to $1,100 for the same period in 1997. The Company saw a decrease of 19% in net retail sales of its branded products to $185,000 for the period in 1998 compared to $228,000 for the same period in 1997.

     Cost of Sales. Cost of sales, as a percentage of net sales, decreased 89% to $789,828 or 72% of net sales for the three months ended March 31, 1998 compared to $1,166,453 or 161% of net sales for the same period in 1997. Approximately $218,124 of plant operating expenses were allocated to cost of sales for the period ended March 31, 1998, of which $55,000 was directly related to depreciation of the plant's manufacturing equipment, compared to $395,286 of operating expenses and $131,570 of depreciation expense for the period ended March 31, 1997. The Company recorded the sales under its barter agreements at a zero value with a cost of sales of $309,000 for the period ending March 31, 1997.

     Gross Profit. Gross profit, as a percentage of net sales, increased by 89% to $314,603 or 28% of net sales for the three months ended March 31, 1998 compared to $(442,842) or (61%) of net sales for the same period in 1997. The increase in gross profit percentage was directly related to the decrease in cost of sales.

     Operating Expenses. Operating expenses were $3,269,269, an increase of $2,641,876 for the three months ended March 31, 1998 compared to the same period in 1997. Significant non-manufacturing operating expenses for the three months ended March 31, 1998, was non-cash compensation due to the extension of stock options to a former officer of the company ($1,478,750), severance compensation to various officers of the company ($599,985) advertising ($342,797), administrative management labor($228,998), accounting and professional consulting fees ($142,359), legal fees ($136,531) and travel and trade shows ($79,432).

     Research and Development. Research and Development expenditures were $114,471 for the three months ended March 31, 1998 compared to $49,940 for the same period in 1997. The majority of these costs were related to the production scale-up of various gums for Nabisco, Inc. and Schering-Plough's OTC Aspergum, an analgesic gum and Chooz, an antacid gum. The Company also continued the formulations of various private label projects. These private label products consisted of dental gums, diet gums, multi-vitamin gums, ginseng gum and nicotine and non-nicotine smoking cessation gums.

     Interest and Other Income and Interest Expense. Interest and other income was $42,808, an increase of $11,586 for the three months ended March 31, 1998, primarily as a result of an increase in working capital from equity financings that were invested in short-term investments. Interest expense was $123,926 for the three months ended March 31, 1998, a decrease of $615,517 from the same period in 1997. During 1997, the Company issued $2,530,000 of subordinated convertible notes. These debentures had a beneficial conversion feature to the individual investors that resulted in a $665,790 non-cash charge to interest expense for the period ended March 31, 1997.

     Net Loss. Net loss increased to $3,150,255 for the three months ended March 31, 1998 compared to a net loss of $1,828,396 for the same period in 1997.

Liquidity and Capital Resources

     As of March 31, 1998, the Company's working capital was $3.48 million compared to $5.09 million at December 31, 1997. For the three months ended March 31, 1998, the Company experienced a decrease in cash used by operating activities of $990,002 primarily as a result of the net loss for the period.

     Investing activities used $21,780 in cash for the three months ended March 31, 1998 compared to $328,419 of cash used in the same period of 1997. The cash used in 1998 was primarily from the purchases of capital equipment.

     Financing activities used $56,220 in cash the three months ended March 31, 1998 compared to $2.22 million in cash provided for the same period in 1997. The increase in cash provided in 1997 was due to the Company selling an aggregate of $2.53 million of convertible debentures in March, 1997.

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

     On August 27, 1997, a lawsuit was filed by Paul R. Janssens-Lens against Gum Tech International, Inc., in the case of Janssens-Lens v. Gum Tech International, Inc., Kensington Securities, Inc., Kirtis Wyatt and Jane Doe Wyatt in the Superior Court of Arizona, in and for the County of Maricopa, case number CV97-15896. The Janssens Lens lawsuit alleges both breach of contract and tort actions, including intentional interference with prospective economic advantage, misrepresentation, securities fraud and consumer fraud and seeks compensatory damages in an amount of no less than $1,680,000, together with an award of punitive damages in an amount to be determined at trial. The lawsuit settled in the early stages between plaintiff Paul R. Janssens-Lens and defendants Kensington Securities, Inc. and Kirtis Wyatt. The Company did not participate in this settlement agreement. The plaintiff is now in the process of determining whether he believes he still has a viable cause of action against the Company. In the event the plaintiff elects to proceed against the Company, the Company intends to vigorously defend the lawsuit. The Company believes it is insured for its costs in this matter.

     On March 26, 1998, Roy Kaplan filed a charge of discrimination with the California Department of Fair Employment and Housing and the Equal Employment Opportunity Commission alleging discrimination based on age and religion. Specifically, he alleges that he was terminated from his position as Executive Vice President of Sales because of his age (63) and religion (Jewish). The Company will respond to this charge on or before May 26, 1998. The Company denies that Mr. Kaplan's termination was based on his age or his religion. At this time, no prediction as to the outcome of the matter can be expressed.

Item 2.  Changes in Securities
         ---------------------
                  None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
                  None

Item 5.  Other
         -----
                  None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

                  A.  Exhibits
                           None

     B. Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated February 13, 1998. On February 10, 1998, the Board of Directors of Gum Tech International, Inc. accepted the resignation of Chairman, Chief Executive Officer and President, Gerald N. Kern prior to a scheduled review of Mr. Kern's performance. The severance package includes a payment of $200,000, of which, $50,000 will be held in trust for 120 days and is subject to a non-disparagement clause. The Company will also forgive $116,000 of debt and officer's advances owed by Mr. Kern to the Company. Additionally, Mr. Kern received 100,000 shares of Gum Tech stock options, exercisable up to one year at $5.81 per share.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Gum Tech International, Inc.



 /s/ Gary S. Kehoe
-----------------------
Gary S. Kehoe
President and
Chief Operating Officer


 /s/ Jeffrey L. Bouchy
----------------------
Jeffrey L. Bouchy
Senior Vice President-Chief Financial Officer


May 15, 1998