Form 10QSB
period 1998-06-30
GUMTECH INTERNATIONAL INC \UT\
filed 1998-08-14
CIK 1006195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 1998

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

                                 (602) 252-1617
                                 --------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

There are 6,819,447 shares of the registrant's common stock, no par value outstanding as of August 10, 1998.

                          GUM TECH INTERNATIONAL, INC.
                                   FORM 10-QSB
                                      INDEX

Part I   Financial Information                                         Page

         Item 1.  Condensed Balance Sheet as of
                  June 30, 1998                                          1

                  Condensed Statements of Operations
                  for the three months ended June 30, 1998
                  and 1997                                               3

                  Condensed Statements of Operations
                  for the six months ended June 30, 1998
                  and 1997.                                              4

                  Condensed Statements of Cash Flows
                  for the six months ended June 30, 1998
                  and 1997                                               5

                  Notes to Condensed Financial Statements                6


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          7

Part II  Other Information and Signatures                               12

                          GUM TECH INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET
                                  June 30, 1998
                                   (Unaudited)

                                     ASSETS

Current Assets:
   Cash and cash equivalents                                        $ 2,641,651
   Restricted cash                                                       58,242
   Accounts receivable, net of allowance for
    doubtful accounts of $118                                           967,902
   Inventories                                                        1,230,385
   Prepaid expenses and other                                           140,339
                                                                    -----------

                Total Current Assets                                  5,038,519
                                                                    -----------

Property and Equipment, at cost:
   Machinery and production equipment                                 3,677,453
   Office furniture and equipment                                       166,595
   Leasehold improvements                                               232,901
                                                                    -----------

   Total Property and Equipment                                       4,076,949

   Less accumulated depreciation                                     (1,128,817)
                                                                    -----------

                Net Property and Equipment                            2,948,132
                                                                    -----------
Other Assets:
   Intangible assets, net of accumulated
    amortization of $98,648                                             172,733
   Deposits and other                                                   205,360
                                                                    -----------

                Total Other Assets                                      378,093
                                                                    -----------

                Total Assets                                        $ 8,364,744
                                                                    ===========


                  The accompanying notes are an integral part
                    of these condensed financial statements.

                          GUM TECH INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET
                                  June 30, 1998
                                   (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                $    475,976
   Accrued interest                                                      58,889
   Customer deposits                                                     47,515
   Current portion of long-term debt                                    363,261
                                                                   ------------

                Total Current Liabilities                               945,641
                                                                   ------------

Long Term Debt, net of current portion above:
   Financial institutions and other                                   3,534,031
   Obligations under capital leases                                      28,986
   Less current portion above                                          (363,261)
                                                                   ------------

                Total Long Term Debt                                  3,199,756
                                                                   ------------

Commitments and Contingencies                                              --
                                                                   ------------

Stockholders' Equity:
   Preferred stock:  no par value, 1,000,000 shares
    authorized, none issued or outstanding                                 --
   Common stock: no par value, 10,000,000 share
    authorized, 6,669,960 shares issued and outstanding              13,971,547
   Additional paid in capital                                         2,144,540
   Accumulated deficit                                              (11,896,740)
                                                                   ------------

                Total Stockholders' Equity                            4,219,347
                                                                   ------------

                Total Liabilities and Stockholders' Equity         $  8,364,744
                                                                   ============

                  The accompanying ntoes are an integral part
                    of these condensed financial statements.


                                     GUM TECH INTERNATIONAL, INC.
                                  CONDENSED STATEMENTS OF OPERATIONS
                                            (Unaudited)


                                                                    Three months ended June 30,
                                                                ------------------------------------
                                                                   1998                     1997
                                                                ------------------------------------

Net sales                                                       $ 1,213,086              $   584,077

Cost of sales                                                     1,025,272                  961,896
                                                                -----------              -----------

             Gross Profit                                           187,814                 (377,819)

Operating expenses                                                  720,403                  757,788
Research and development                                             27,401                   21,247
                                                                -----------              -----------

             Income  (Loss) From Operations                        (559,990)              (1,156,854)
                                                                -----------              -----------

Other Income (Expense):
   Interest and other income                                         32,320                   50,481
   Interest expense                                                (137,698)                (120,507)
                                                                -----------              -----------

             Total Other Income (Expense)                          (105,378)                 (70,026)
                                                                -----------              -----------

Income (Loss) Before Provision For Income Taxes                    (665,368)              (1,226,880)

Provision (benefit) for income taxes                                    150                     --
                                                                -----------              -----------

Net Income (Loss)                                               $  (665,518)             $(1,226,880)
                                                                ===========              ===========

Net Income (Loss) Per Share of Common Stock:
  Basic:
     Weighted Average Number of Common Shares Outstanding         6,441,724                4,948,740
                                                                ===========              ===========
      Net Income (Loss) Per Share of Common Stock               $     (0.10)             $     (0.25)
                                                                ===========              ===========

  Diluted:
     Weighted Average Number of Common Shares Outstanding         6,441,724                4,948,740
                                                                ===========              ===========
      Net Income (Loss) Per Share of Common Stock               $     (0.10)             $     (0.25)
                                                                ===========              ===========




        These accompanying notes are an integral part of these condensed financial statements.

                                                 3






                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Six months ended June 30,
                                                     ---------------------------
                                                         1998           1997
                                                     ---------------------------

Net sales                                            $ 2,317,517    $ 1,307,688

Cost of sales                                          1,815,100      2,128,349
                                                     -----------    -----------

      Gross Profit                                       502,417       (820,661)

Operating expenses                                     3,989,672      1,385,181
Research and development                                 141,872         71,217
                                                     -----------    -----------
      Income (Loss) From Operations                   (3,629,127)    (2,277,059)
                                                     -----------    -----------
Other Income (Expense):
   Interest and other income                              75,128         81,703
   Interest expense                                     (261,624)      (859,950)
                                                     -----------    -----------

      Total Other Income (Expense)                      (186,496)      (778,247)
                                                     -----------    -----------

Income (Loss) Before Provision For Income Taxes       (3,815,623)    (3,055,306)

Provision (benefit) for income taxes                         150           --
                                                     -----------    -----------

Net Income (Loss)                                    $(3,815,773)   $(3,055,306)
                                                     ===========    ===========

Net Income (Loss) Per Share of Common Stock:
  Basic:
    Weighted Average Number of
      Common Shares Outstanding                        6,151,259      4,948,740
                                                     ===========    ===========
    Net Income (Loss) Per Share of Common Stock      $     (0.62)   $     (0.62)
                                                     ===========    ===========
  Diluted:
    Weighted Average Number of
      Common Shares Outstanding                        6,151,259      4,948,740
                                                     ===========    ===========
    Net Income (Loss) Per Share
      of Common Stock                                $     (0.62)   $     (0.62)
                                                     ===========    ===========




                  The accompanying notes are an integral part
                    of these condensed financial statements.


                                               GUM TECH INTERNATIONAL, INC.
                                            CONDENSED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                                        Six months ended June 30,
                                                                                      ------------------------------
                                                                                          1998              1997
                                                                                      ------------------------------
Cash Flows From Operating Activities:
      Net income (loss)                                                               $(3,815,772)       $(3,055,306)
      Adjustments to reconcile net income (loss
         to net cash (used) by operating activities:
                  Depreciation                                                            126,063            285,984
                  Amortization                                                             50,938             21,299
                  Compensation from forgiveness of notes receivable                       114,012               --
                  Compensation from extension of stock options                          1,478,750               --
                  Interest expense from beneficial conversion
                   feature of notes payable                                                  --              665,790
                  Accrued interest on notes receivable                                     60,164            (44,697)
                  Changes in assets and liabilities:
                  Decrease in accounts receivable                                         114,332            324,050
                  Decrease in employee receivable                                          61,054               --
                  Decrease in income tax receivable                                          --              234,440
                  (Increase) decrease in inventories                                     (197,003)           445,165
                  (Increase) in prepaid expenses and other                                (24,134)           (78,525)
                  (Increase) decrease in deposits and other                               (59,489)           158,715
                  Increase (decrease) in accounts payable and accrued expenses           (265,593)           102,701
                  Increase (decrease) in customer deposits                                 32,515            (55,330)
                                                                                      -----------        -----------

                  Net Cash (Used) By Operating Activities                              (2,324,163)          (995,714)
                                                                                      -----------        -----------

Cash Flows From Investing Activities:
                  Capital expenditures                                                   (198,825)          (147,585)
                  Receipt of principal on notes receivable                                250,000               --
                  Increase in notes receivable                                               --             (164,130)
                                                                                      -----------        -----------

                  Net Cash Provided (Used) By Investing Activities                         51,175           (311,715)
                                                                                      -----------        -----------

Cash Flows From Financing Activities:
                  Proceeds from borrowing                                                    --            2,530,000
                  Principal payments on notes payable                                    (165,938)          (109,207)
                  Issuance of common stock upon exercise of options and warrants        1,484,397               --
                  Debt issuance costs incurred                                            (11,733)          (259,648)
                                                                                      -----------        -----------

                  Net Cash Provided By Financing Activities                             1,306,726          2,161,145
                                                                                      -----------        -----------

                  Net Increase (Decrease) in Cash and Cash Equivalents                   (966,262)           853,716
                  Cash and Cash Equivalents at Beginning of Period                      3,607,913          1,116,751
                                                                                      -----------        -----------

                  Cash and Cash Equivalents at End of Period                          $ 2,641,651        $ 1,970,467
                                                                                      ===========        ===========

Supplemental Disclosure of Cash Flow Information:
                  Cash paid during the period for:
                       Interest                                                       $   221,944        $   103,477
                       Income taxes                                                          --                 --

Supplemental Disclosure of Non Cash Investing and Financing Activities:
                  Conversion of notes payable into common stock                       $   399,000        $      --


                    The accompanying notes are an integral part of these condensed financial statements.




                          GUM TECH INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 1998 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1998. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 previously filed with the Securities and Exchange Commission.

2. As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The basic and diluted earnings per share are the same since the Company had a net loss in 1998 and 1997 and the inclusion of stock options and other incremental shares would be antidilutive. Consequently, options, warrants and other incremental shares to purchase 1,533,680 and 3,055,500 shares of common stock at June 30, 1998 and 1997, were excluded from the computation of diluted earnings per share.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company was organized in 1991 to develop, market and distribute specialty chewing gum products. The Company's first chewing gum product included a natural caffeine substance marketed to runners and other exercise enthusiasts as a source of energy and carbohydrates. In 1994 and 1995, the Company raised funds through debt and equity financings which were used to establish a new management team, develop additional chewing gum products, build inventories and purchase manufacturing equipment for the Company's 28,000 square foot manufacturing facility, which commenced operations in late March, 1996. All of the Company's chewing gum products are researched, developed, manufactured and packaged at the facility. In April 1998, the Company relocated its corporate offices to the manufacturing facility.

     Gum Tech International, Inc. develops and manufactures specialty chewing gum products for branded and private label customers, as well as products marketed under the Gum Tech brand. The products contain vitamins, herbals and/or active drugs ingredients. Gum Tech currently targets four market segments: oral care, smoking cessation, dietary supplement, and over-the-counter (OTC) drug. The Company's current strategy is to offer its research and the use of its formulations in exchange for co-manufacturing agreements with major branded and private label customers who possess the capital resources to promote functional chewing gum on a large scale. The Company currently employs approximately 40 people, but also utilizes additional contract workers to meet regular and peak production requirements.

Results of Operations for the Three Months Ended June 30, 1998 Compared to the Three Months Ended June 30, 1997

     The following table sets forth certain Statement of Operations information expressed both in dollars and as a percentage of net sales for the periods indicated:


                                                                   Three Months Ended June 30,
                                                                   ---------------------------
                                                             1998                              1997
                                                             ----                              ----
Net sales                                      $ 1,213,086          100%        $   584,077           100%
Cost of sales                                    1,025,272           85             961,896           165
                                               -----------          ---         -----------           ---

Gross profit                                       187,814           15            (377,819)          (65)
Operating expenses                                 720,403           59             757,788           130
Research and development                            27,401            2              21,247             3
                                               -----------          ---         -----------           ---

Income (Loss) from operations                     (559,990)         (46)         (1,156,854)         (198)
Interest and other income                           32,320            2              50,481             9
Interest expense                                   137,698           11             120,507            21
Provision (benefit) for income taxes                   150           --                --              --
                                               -----------          ---         -----------           ---

Net income (loss)                              $  (665,518)         (55)%       $(1,226,880)         (210)%


     Net Sales. Net sales for the three months ended June 30, 1998 were $1,213,086, an increase of $629,009 or 107% from the same period in 1997. Contract manufacturing sales increased to more than 90% of the total compared to less than 20 % in 1997, which reflects the Company's change in strategic focus. Significant deliveries during the period were diet and energy gums to Herbalife and initial deliveries of Aspergum (an analgesic gum)and Chooz (an antacid gum) to Schering-Plough.

     Cost of Sales. Cost of sales increased to $1,025,272 for the three months ended June 30, 1998 or $63,376 above the prior year period. The cost of sales for the three months ended June 30, 1997 includes $308,140 associated with sales under the Company's Barter Agreements for which corresponding revenues are not recorded. The cost of sales for the second quarter of 1998 represents approximately 85% of Net Sales. The costs for this period were negatively impacted by start-up and production scale-up costs associated with the initial manufacturing of new products.

     Gross Profit. Gross profit for the quarter increased by $565,633 to $188,814 for 1998 compared with the same period in 1997.

     Operating Expenses. Operating expenses decreased to $720,403 for the quarter compared to $757,788 the prior year. Decreases in advertising ($124,000), other marketing expenses ($90,000) and travel expenses ($70,000) reflect the Company's decreased emphasis on direct marketing of its own branded products. These reductions were offset in part by increases in Contract Services ($139,000) and other outside services. Contract Services increased due to initial testing of raw materials for the initial production of OTC gum products.

Depreciation expense decreased $75,000 due to the refinancing/restructuring of a capital lease debt obligation into a term loan facility, which allowed for depreciating the equipment over its estimated useful life instead of the term of the lease. The amount of operating expenses allocated to Cost of Goods was $225,000 in 1998 versus $387,497 in 1997.

     Interest Expense. Interest expense for the second quarter of 1998 was $137,698 , an increase of $17,191 from 1997. The increase is due to the accelerated amortization of debt issuance costs associated with the conversion of approximately $399,000 of the Company's Convertible Subordinated Debt into common stock.

     Net Income (Loss). Net loss improved to $665,518 for the three months ended June 30, 1998, which was a reduction of $561,362 from the prior year's loss.


Results of Operations for the Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997.

     The following table sets forth certain Statement of Operations information expressed both in dollars and as a percentage of net sales for the periods indicated:

                                                                Six Months Ended June 30,
                                                                -------------------------
                                                           1998                            1997
                                                           ----                            ----
Net sales                                    $ 2,317,517          100%        $ 1,307,688          100%
Cost of sales                                  1,815,100           78           2,128,349          163
                                             -----------     --------         -----------     --------
Gross profit                                     502,417           22            (820,661)         (63)
Operating expenses                             3,989,672          173           1,385,181          106
Research and development                         141,872            6              71,217            5
                                             -----------     --------         -----------     --------
Income (Loss) from operations                 (3,629,127)        (157)         (2,277,059)        (174)
Interest and other income                         75,128            3              81,703            6
Interest expense                                 261,624           11             859,950           66
Provision (benefit) for income taxes                 150         --                  --             --
                                             -----------     --------         -----------     --------
Net income (loss)                            $(3,815,773)        (165)%       $(3,055,306)       (234)%

     Net Sales. Net sales for the six months ended June 30,1998 were $2,317,517, an increase of $1,009,829, or 77%, above the year earlier period. Major product deliveries during the six months of 1998 were Cigarest's smoking cessation gum, Herbalife's diet and energy gums and Schering-Plough's Aspergum and Chooz.

     Cost of Sales. Cost of Sales for the six month periods decreased $313,249 to $1,815,100 from the $2,128,349 in 1997. The cost of sales for the six months ended June 30, 1997 include costs of approximately $617,143 associated with sales under the Company's Barter Agreements for which corresponding revenues are not reflected.

     Gross Profit. Gross Profit for the six months ended June 30, 1998 was $502,417 or 22% of Net Sales. This represents an increase of more than $1.3 million from the year earlier period, or $706,000 after adjusting for the cost of the Barter Credits in 1997.

     Operating Expenses. Operating expenses for the six months ended June 30, 1998 were $3,989,672 compared to $1,385,181 for the same period 1997. The increase in expenses is attributable to an extension of stock options to a former officer of the Company ($1,478,750) and severance compensation expenses ($618,230). The remaining increase is largely attributable to fees associated with the testing of raw materials for the Company's full scale production of OTC gum products and higher legal fees.

     Research and Development. Research and Development expenses increased by $70,655 to $141,872 for the six months ended June 30, 1998 versus the prior year. The increase reflects costs associated with several new products including Aspergum, Chooz and various dental gum products.

     Interest Expense. Interest expense was $261,624 for the six months ended June 30, 1998, a decrease of $598,326 from the year earlier period. Interest expense in the 1997 period was impacted by a non-cash charge of $665,790 related to a beneficial conversion feature received by investors in the Company's convertible debentures issued in March, 1997.

     Net Income (Loss). Net loss for the six months ended June 30, 1998 was $3,815,773 compared to a net loss of $3,055,306 for the same period in 1997.

Liquidity and Capital Resources

     As of June 30, 1998, the Company's working capital was $4.09 million compared to $5.09 million at December 31, 1997. For the six month period ended June 30, 1998, the Company experienced a decrease in cash used by operating activities of $2.3 million primarily as a result of the net loss incurred.

     Investing activities provided $51,175 of cash for the six months ended June 30, 1998 compared to $311,715 of cash used in the same period of 1997. The amount for 1998 reflects the repayment of two outstanding notes from former officers of the Company which offset the cost of acquiring additional manufacturing equipment in the period. In addition to the acquisition of additional manufacturing equipment in 1997, investing activities in 1997 also reflect a note receivable from a former officer.

     Financing activities provided $1.31 million in cash for the six months ended June 30, 1998 compared to $2.16 million for the same period in 1997. The 1998 amount reflects cash received form the exercise of common stock options and warrants, while the 1997 reflects the issuance of the Company's convertible notes in March 1997.

Outlook

     The company recently announced agreements to manufacture dental gums for Breath Asure, Inc. and Ranir/DCP Corp. Initial sales under these agreements are anticipated in the third quarter of 1998. In order to meet production requirements under these agreements and other anticipated sales, the Company is currently evaluating leasing additional manufacturing space in the vicinity of its existing facility.

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

     On March 26, 1998, Roy Kaplan filed a charge of discrimination with the California Department of Fair Employment and Housing and the Equal Employment Opportunity Commission alleging discrimination based on age and religion. Specifically, he alleges that he was terminated from his position as Executive Vice President of Sales because of his age (63) and religion (Jewish). The Company denies Mr. Kaplan's allegations and anticipates that the resolution of this matter will not have a material impact on the Company.

Item 2.  Changes in Securities
         ---------------------

               None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

               None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     At the 1998 Annual Meeting of Stockholders, held on July 17, 1998, the Stockholders approved the following items:

(1) Election of five directors to serve for the following year or until their successors are elected.


             Name                     For                Abstain
             ----                     ---                -------

         Bruce Jorgenson            5,651,753            55,383
         Gary Kehoe                 5,652,353            54,783
         William D. Boone           5,652,353            54,783
         W.    Brown Russell        5,652,353            54,783
         William A. Yuan            5,651,953            55,183


(2) Proposal to approve an amendment to the Articles of Incorporation of the Company increasing the number of authorized shares of the Company's Common Stock from 10 million shares to 20 million shares.

                           For               5,343,040
                           Against             317,861
                           Abstain              46,235
                                             ---------
                              Total          5,707,136

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


Gum Tech International, Inc.


/s/  Gary S. Kehoe
----------------------
Gary S. Kehoe
President and
Chief Operating Officer



/s/ William J. Hemelt
----------------------
William J. Hemelt
Chief Financial Officer


August 14, 1998