Form 10QSB
period 1998-09-30
GUMTECH INTERNATIONAL INC \UT\
filed 1998-11-16
CIK 1006195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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


                             246 EAST WATKINS STREET
                                PHOENIX, AZ 85004
                    (Address of principal executive offices)

                                 (602) 252-1617
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

There are 6,852,999 shares of the registrant's common stock, no par value outstanding as of November 9, 1998.

                          GUM TECH INTERNATIONAL, INC.
                                   FORM 10-QSB
                                      INDEX

Part I Financial Information                                                Page

       Item 1.  Condensed Balance Sheet as of September 30, 1998              1

                Condensed Statements of Operations for the three
                months ended September 30, 1998 and 1997                      3

                Condensed Statements of Operations for the nine
                months ended September 30, 1998 and 1997.                     4

                Condensed Statements of Cash Flows for the nine
                months ended September 30, 1998 and 1997                      5

                Notes to Condensed Financial Statements                       6

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           7

Part II Other Information and Signatures                                     13

                          GUM TECH INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET
                               September 30, 1998
                                   (Unaudited)


                                     ASSETS

Current Assets:
 Cash and cash equivalents                                          $ 1,781,213
 Restricted cash                                                        163,007
 Accounts receivable, net of allowance
   for doubtful accounts of $25,758                                   1,221,965
 Inventories                                                          1,505,702
 Prepaid expenses and other                                             107,048
                                                                    -----------

    Total Current Assets                                              4,778,935
                                                                    -----------

Property and Equipment, at cost:
 Machinery and production equipment                                   3,993,845
 Office furniture and equipment                                         175,013
 Leasehold improvements                                                 295,169
                                                                    -----------

 Total Property and Equipment                                         4,464,027

 Less accumulated depreciation                                       (1,204,014)
                                                                    -----------

    Net Property and Equipment                                        3,260,013
                                                                    -----------

Other Assets:
 Intangible assets, net of accumulated
   amortization of $139,539                                             131,843
 Deposits and other                                                     287,770
                                                                    -----------

      Total Other Assets                                                419,613
                                                                    -----------

      Total Assets                                                  $ 8,458,561
                                                                    ===========

                 The accompanying notes are an integral part of
                      these condensed financial statements

                          GUM TECH INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET
                               September 30, 1998
                                   (Continued)
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                 $    649,545
  Accrued interest                                                       45,794
  Customer deposits                                                     138,852
  Current portion of long-term debt                                     372,161
                                                                   ------------

      Total Current Liabilities                                       1,206,352
                                                                   ------------

Long Term Debt, net of current portion above:
  Financial institutions and other                                    2,923,823
  Obligations under capital leases                                       26,649
  Less current portion above                                           (372,161)
                                                                   ------------

      Total Long Term Debt                                            2,578,311
                                                                   ------------
Stockholders' Equity:
  Preferred stock: no par value, 1,000,000
    shares authorized, none issued or
    outstanding                                                              --
  Common stock: no par value, 20,000,000 shares authorized,
   6,831,947 shares issued and outstanding                           15,016,915
  Additional paid in capital                                          2,174,356
  Accumulated deficit                                               (12,517,373)
                                                                   ------------

      Total Stockholders' Equity                                      4,673,898
                                                                   ------------

      Total Liabilities and Stockholders' Equity                   $  8,458,561
                                                                   ============

                 The accompanying notes are an integral part of
                      these condensed financial statements

                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three months ended September 30,
                                                --------------------------------
                                                       1998            1997
                                                       ----            ----

Net sales                                          $ 1,286,176     $ 1,284,746

Cost of sales                                        1,000,323         820,149
                                                   -----------     -----------

      Gross Profit                                     285,853         464,597

Operating expenses                                     545,237         825,981
Research and development                               273,237          21,754
                                                   -----------     -----------

      Income  (Loss) From Operations                  (532,621)       (383,138)
                                                   -----------     -----------
Other Income (Expense):
  Interest and other income                             34,045          67,083
  Interest expense                                    (122,056)       (120,006)
                                                   -----------     -----------

      Total Other Income (Expense)                     (88,011)        (52,923)
                                                   -----------     -----------
Income (Loss) Before Provision For
  Income Taxes                                        (620,632)       (436,061)

Provision for income taxes                                  --              --
                                                   -----------     -----------

Net Income (Loss)                                  $  (620,632)    $  (436,061)
                                                   ===========     ===========
Net Income (Loss) Per Share of Common Stock:
  Basic:
     Weighted Average Number of Common
       Shares Outstanding                            6,808,776       5,464,435
                                                   ===========     ===========
      Net Income (Loss) Per Share of Common Stock  $     (0.09)    $     (0.08)
                                                   ===========     ===========
  Diluted:
     Weighted Average Number of Common
       Shares Outstanding                            6,808,776       5,464,435
                                                   ===========     ===========
      Net Income (Loss) Per Share of Common Stock  $     (0.09)    $     (0.08)
                                                   ===========     ===========

                 The accompanying notes are an integral part of
                      these condensed financial statements

                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Nine months ended September 30,
                                                -------------------------------
                                                     1998            1997
                                                     ----            ----

Net sales                                        $ 3,603,693     $ 2,592,434

Cost of sales                                      2,815,423       2,948,498
                                                 -----------     -----------

      Gross Profit                                   788,270        (356,064)

Operating expenses                                 4,534,909       2,211,162
Research and development                             415,109          92,971
                                                 -----------     -----------

      Income  (Loss) From Operations              (4,161,748)     (2,660,197)
                                                 -----------     -----------
Other Income (Expense):
  Interest and other income                          109,173         148,786
  Interest expense                                  (383,680)       (979,956)
                                                 -----------     -----------

      Total Other Income (Expense)                  (274,507)       (831,170)
                                                 -----------     -----------
Income (Loss) Before Provision For
  Income Taxes                                    (4,436,255)     (3,491,367)

Provision for income taxes                               150              --
                                                 -----------     -----------

Net Income (Loss)                                $(4,436,405)    $(3,491,367)
                                                 ===========     ===========
Net Income (Loss) Per Share of Common Stock:
  Basic:
    Weighted Average Number of Common
      Shares Outstanding                           6,372,842       5,122,527
                                                 ===========     ===========
    Net Income (Loss) Per Share of
      Common Stock                               $     (0.70)    $     (0.68)
                                                 ===========     ===========
  Diluted:
     Weighted Average Number of Common
       Shares Outstanding                          6,372,842       5,122,527
                                                 ===========     ===========
      Net Income (Loss) Per Share of
       Common Stock                              $     (0.70)    $     (0.68)
                                                 ===========     ===========

                 The accompanying notes are an integral part of
                      these condensed financial statements

                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                        1998            1997
                                                        ----            ----
Cash Flows From Operating Activities:
 Net income (loss)                                   $(4,436,405)   $(3,491,367)
 Adjustments to reconcile net income (loss)
  to net cash (used) by operating activities:
    Depreciation                                         201,260        431,171
    Amortization                                          91,828         34,504
    Compensation from forgiveness of note receivable     114,012             --
    Compensation from extension and issuance
      of stock options                                 1,508,566             --
    Interest expense from beneficial conversion
      feature of notes payable                                --        665,790
    Accrued interest on notes receivable                  60,164        (59,763)
    Changes in assets and liabilities:
      (Increase) in accounts receivable                 (139,731)      (233,924)
      Decrease in employee receivable                     61,054             --
      Decrease in income tax receivable                       --        234,440
      (Increase) Decrease in inventories                (472,320)       269,661
      (Increase) Decrease in prepaid expenses
        and other                                          9,157        (94,073)
      (Increase) Decrease in deposits and other         (246,664)       166,623
      (Decrease) in accounts payable and accrued
        expenses                                        (105,119)        (8,850)
      Increase (Decrease) in customer deposits           123,852        (64,684)
                                                     -----------    -----------

    Net Cash (Used) By Operating Activities           (3,230,346)    (2,150,472)
                                                     -----------    -----------
Cash Flows From Investing Activities:
 Capital expenditures                                   (585,903)      (165,800)
 Receipt of principal on notes receivable                250,000             --
 Increase in notes receivable                                 --        (61,585)
                                                     -----------    -----------

 Net Cash (Used) By Investing Activities                (335,903)      (227,385)
                                                     -----------    -----------
Cash Flows From Financing Activities:
 Proceeds from borrowing                                      --      2,530,000
 Principal payments on notes payable                    (253,483)      (165,728)
 Issuance of common stock upon exercise of
  options and warrants                                 2,004,765      4,121,768
 Costs for issuance of common stock                           --       (188,678)
 Debt issuance costs incurred                            (11,733)      (259,648)
                                                     -----------    -----------

 Net Cash Provided By Financing Activities             1,739,549      6,037,714
                                                     -----------    -----------
 Net Increase (Decrease) in Cash and
  Cash Equivalents                                    (1,826,700)     3,659,857

 Cash and Cash Equivalents at Beginning of Period      3,607,913      1,116,751
                                                     -----------    -----------

 Cash and Cash Equivalents at End of Period          $ 1,781,213    $ 4,776,608
                                                     ===========    ===========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
   Interest                                          $   316,204    $   209,515
   Income taxes                                               --             --
Supplemental Disclosure of Non Cash Investing
 and Financing Activities:
  Conversion of notes payable into common stock      $   924,000    $        --

                 The accompanying notes are an integral part of
                      these condensed financial statements

                          GUM TECH INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1998. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 previously filed with the Securities and Exchange Commission.

2. As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The basic and diluted earnings per share are the same since the Company had a net loss in 1998 and 1997 and the inclusion of stock options and other incremental shares would be antidilutive. Consequently, options, warrants and other incremental shares to purchase 1,085,968 and 2,597,680 shares of common stock at September 30, 1998 and 1997, were excluded from the computation of diluted earnings per share.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company was organized in 1991 to develop, market and distribute specialty chewing gum products. The Company's first chewing gum product included a natural caffeine substance marketed to runners and other exercise enthusiasts as a source of energy and carbohydrates. In 1994 and 1995, the Company raised funds through debt and equity financings which were used to establish a new management team, develop additional chewing gum products, build inventories and purchase manufacturing equipment for the Company's 28,000 square foot manufacturing facility, which commenced operations in March 1996. All of the Company's chewing gum products are researched, developed, and manufactured at the facility. The Company's packaging and warehousing operations, previously conducted at the manufacturing facility, were relocated in September 1998 to a nearby 31,000 square foot leased building. The Company's corporate offices are located at the manufacturing facility.

         The Company develops and manufactures specialty chewing gum products for branded and private label customers, as well as products marketed under the Gum Tech brand. The products contain vitamins, herbals and/or active drug ingredients. Gum Tech currently targets four market segments: oral care, smoking cessation, dietary supplement, and over-the-counter (OTC) drug. The Company's current strategy is to offer its research and the use of its formulations in exchange for co-manufacturing agreements with major branded and private label customers that possess the capital resources to promote functional chewing gum on a large national and international scale. The Company currently employs approximately 60 people, but also utilizes additional contract workers to meet regular and peak production requirements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

         The  following  table  sets  forth  certain   Statement  of  Operations
information expressed both in dollars and as a percentage of net sales for the periods indicated:
                                              THREE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------
                                                 1998                 1997
                                                 ----                 ----
Net sales                               $1,286,176    100%   $1,284,746    100%
Cost of sales                            1,000,323     78       820,149     64
                                        ----------   ----    ----------   ----
Gross profit                               285,853     22       464,597     36
Operating expenses                         545,237     42       825,981     64
Research and development                   273,237     21        21,754      2
                                        ----------   ----    ----------   ----
Income (Loss) from operations             (532,621)   (41)     (383,138)   (30)
Interest and other income                   34,045      3        67,083      5
Interest expense                           122,056      9       120,006      9
Provision (benefit) for income taxes            --     --            --     --
                                        ----------   ----    ----------   ----
Net income (loss)                       $ (620,632)   (48)%  $ (436,061)   (34)%

         NET SALES. Net sales for the three months ended September 30, 1998 were $1,286,176, virtually unchanged from the year earlier period. Contract manufacturing sales increased to more than 90% of the total compared to less than 45% in 1997, reflecting a change in Company strategy in early 1998 from direct marketing of its own products to a greater emphasis on contract manufacturing for others. A major protion of this increase was attributable to sales of dental gum under the Company's agreement with BreathAsure entered into June 1998. Other significant sales during this period resulted from contracts to provide a diet gum to Herbalife and an analgesic gum (Aspergum(R))and an antacid/calcium replacement gum (Chooz(R)) to Heritage Consumer Products. Sales in the 1997 period were significantly impacted by initial orders of Cigarest(R), a homeopathic smoking cessation product, which was marketed directly by the Company at that time.

         COST OF SALES. Cost of sales increased to $1,000,323 for the three months ended September 30, 1998, or $180,174 above the prior year period.

         GROSS PROFIT. Gross profit for the 1998 quarter was $285,853, down from $464,597 in 1997, principally reflecting a change in sales mix.

         OPERATING EXPENSES. Operating expenses decreased to $545,237 for the quarter compared to $825,981 the prior year. Advertising and marketing expenses decreased $408,000 due to the Company's shift in strategy. Depreciation expense decreased $72,000 due to the refinancing/restructuring of a capital lease debt obligation into a term loan facility, which allowed for depreciating the equipment over its estimated useful life instead of the term of the lease. These decreases were offset in part by a reclassification from earlier periods in 1998 of Operating expenses to Research & Development to conform with 1997 year-end presentation ($67,000) and a decrease in the amount of Operating expenses allocated to Cost of Goods ($290,732 in 1998 vs. $440,340 in 1997).

         RESEARCH & DEVELOPMENT EXPENSE. Research & development expense increased due to the reclassification noted above and due to increases in the Company's research and development activities, including formulation, process and ingredient validation and production scale-up of several new products in 1998.

         INTEREST EXPENSE. Interest expense for the third quarter of 1998 was $122,056, approximately the same as the year earlier period. Interest expense in 1998 was impacted by the conversion of approximately $ 525,000 of the Company's convertible debt into equity during the third quarter of 1998 which resulted in an accelerated expensing of debt issuance costs.

         NET INCOME (LOSS). Net loss for the third quarter of 1998 was $620,632, or an increase of $184,571 over the year earlier period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

         The  following  table  sets  forth  certain   Statement  of  Operations
information expressed both in dollars and as a percentage of net sales for the periods indicated:
                                             NINE  MONTHS ENDED  JUNE 30,
                                             ----  ------------  --------
                                                 1998                1997
                                                 ----                ----
Net sales                             $ 3,603,693    100%   $ 2,592,434    100%
Cost of sales                           2,815,423     78      2,948,498    114
                                      -----------   ----    -----------   ----
Gross profit                              788,270     22       (356,064)   (14)
Operating expenses                      4,534,909    126      2,211,162     85
Research and development                  415,109     11         92,971      4
                                      -----------   ----    -----------   ----
Income (Loss) from operations          (4,161,748)  (115)    (2,660,197)  (103)
Interest and other income                 109,173      3        148,786      6
Interest expense                          383,680     11        979,956     38
Provision (benefit) for income taxes          150     --             --    _-_
                                      -----------   ----    -----------   ----
Net income (loss)                     $(4,436,405)  (123)%  $(3,491,367)  (135)%

         NET SALES. Net sales for the nine months ended June 30,1998 were $3,603,693, an increase of $1,011,259, or 39%, above the year earlier period. A significant portion of this increase in sales was attributable to product deliveries of Cigarest's smoking cessation gum, Herbalife's diet and energy gums, Heritage Consumer Product's Aspergum(R) and Chooz (R), and Breath Asure dental gum.

         COST OF SALES. Cost of Sales for the nine month period in 1998 decreased $133,075 to $2,815,423 from $2,948,498 in 1997. The cost of sales for the nine months ended September 30, 1997 included costs of approximately $700,000 associated with sales under the Company's barter agreements for which corresponding revenues are not reflected.

         GROSS PROFIT. Gross Profit for the nine months ended September 30, 1998 was $788,270, or 22% of Net Sales. This represents an increase of more than $1,144,334 from the year earlier period.

         OPERATING EXPENSES. Operating expenses for the nine months ended September 30, 1998 were $4,534,909 compared to $2,211,162 for the same period 1997. The increase in expenses was principally attributable to an extension of the term of certain stock options to a former officer of the Company ($1,478,750) and severance compensation expenses ( $618,230).

         RESEARCH AND DEVELOPMENT. Research and Development expenses increased by $322,138 to $415,109 for the nine months ended September 30, 1998, principally due to an increase in the Company's research and development activities related to the development and production scale-up of several new products in 1998.

         INTEREST EXPENSE. Interest expense was $383,680 for the nine months ended September 30, 1998, a decrease of $596,276 from the year earlier period. Interest expense in the 1997 period was impacted by a non-cash charge of $665,790 related to a beneficial conversion feature received by investors in the Company's convertible debentures issued in March, 1997.

         NET INCOME (LOSS). Net loss for the nine months ended September 30, 1998 was $4,436,405 compared to a net loss of $3,491,367 for the same period in 1997. After adjusting for the stock option extension and severance compensation expense noted above, the Net loss for the nine months ended September 30, 1998 would be $2,339,425 or an improvement of approximately $1.15 million versus the 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, the Company's working capital was $3.57 million compared to $5.09 million at December 31, 1997. For the nine month period ended September 30, 1998, the Company experienced a decrease in cash used by operating activities of $3.2 million primarily as a result of the net loss incurred .

         Investing activities consumed $335,903 of cash for the nine months ended September 30, 1998 compared to $227,385 of cash used in the same period in 1997. The amount for 1998 reflects the repayment of two outstanding notes from former officers of the Company. In addition to the acquisition of additional manufacturing equipment in 1997, investing activities in 1997 also reflect an increase in a note receivable from a former officer.

         Financing activities provided $1.7 million in cash for the nine months ended September 30, 1998 compared to $6.0 million for the same period in 1997. The 1998 amount reflects cash received from the exercise of common stock options and warrants. The 1997 amount reflects cash received from the exercise of warrants issued in conjunction with the Company's Initial Public Offering and the issuance of the Company's convertible notes in March 1997.

         On August 21, 1998, the Company entered into a five-year lease of a 31,460 square foot building located in the same vicinity as the Company's headquarters/gum manufacturing facility. The new building will be used principally for the Company's packaging and warehouse operations. The monthly base rent of the lease is $10,067, $11,955, $12,584, $13,257, and $14,157 in each of the five years, respectively.

OUTLOOK

         The results for the third quarter do not reflect any sales under the Company's agreement with Ranir/DCP. Initial sales to some of Ranir's private label clients will be made in the fourth quarter of 1997 and the Company expects Ranir to expand these sales to most of its remaining clients in the first half of 1999.

         The Company is currently in discussions with several bank/finance companies to establish a short term credit facility to finance its growing inventory and accounts receivable. The Company anticipates that this line of credit will be in place by year-end.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such statements may include, but may not be limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Specifically, this report contains forward-looking statements concerning plant efficiencies and capacities, capital spending, research and development, and other projected expenses, among others. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. The statements included in this report, particularly those contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in the Notes to the Company's Financial Statements, describe factors, among others, that could contribute to or cause such differences, including business conditions and the general economy, competitive factors, such as rival gum manufacturers' pricing and marketing efforts, availability of third-party material products at reasonable prices, risk of non-payment of accounts receivable, risks of inventory obsolescence due to shifts in market demand, timing of product introductions and litigation involving product liabilities and consumer issues.

DATA PROCESSING AND TECHNOLOGY AND YEAR 2000

         The Company recognizes the potential business impacts related to the Year 2000 computer system issue and is implementing a plan to assess and improve the Company's state of readiness with respect to such issues. The Year 2000 issue is one where computer systems may recognize the designation "00" as 1900 when it means 2000, resulting in system failure or miscalculations.

         In recognition of the Year 2000 issue, the Company has started a comprehensive review of all information technology and non-information technology systems used by the Company. Such review includes testing and analysis of Company products and inquiries of third parties supplying information technology and non-information technology systems, computer hardware and software products and components, and other equipment to the Company.

         As a result of its review to date, the Company has determined that certain of its internal software systems may be inadequate for the Company's future business needs, and may need to be updated, because of various considerations, including Year 2000 non-compliance. The Company expects to make necessary modifications or changes to its computer information systems, related to Year 2000 non-compliance, prior to the Year 2000. The Company believes the costs of modification to the current information technology systems will not have a material effect on its financial position or results of operations.

         At this time, the Company has not developed Year 2000 contingency plans, other than the review and remedial actions described above, and does not intend to do so unless the Company believes such plans are merited by the results of its continuing Year 2000 review.

         If the Company or the third parties with which it has relationships were to cease or not successfully complete their Year 2000 remediation efforts, the Company could encounter disruptions to its business that could have a material adverse effect on its business, financial position and results of operations. The Company also could be materially and adversely impacted by widespread economic or financial market disruption caused by Year 2000 computer system failures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 16, 1996, a lawsuit was filed against the Company and other parties in the United States District Court for the Central District of California, CV-95-9784. The action is entitled GCN Products, Inc. vs. Roy Kelly, et al. The complaint, as it relates to the Company, principally alleged that the Company engaged in unlawful rebates, appropriations and overcharges, commercial bribery, fraud and unjust enrichment. On September 4, 1998, the Judge granted a motion for summary judgment in favor of the Company, and dismissed the plaintiff's claims against the Company and its current and former directors. The ruling remains subject to appeal.

     On August 27, 1997, a lawsuit was filed by Paul R. Janssens-Lens against the Company, in the case of Janssens-Lens v. Gum Tech International, Inc., Kensington Securities, Inc., Kirtis Wyatt and Jane Doe Wyatt in the Superior Court of Arizona, in and for the County of Maricopa, case number CV97-15896. The Jansenns-Lens lawsuit alleged both breach of contract and tort actions, including intentional interference with prospective economic advantage, misrepresentation, securities fraud and consumer fraud and sought compensatory damages in an amount of no less than $1,680,000, together with an award of punitive damages in an amount to be determined at trial. The lawsuit settled in the early stages between plaintiff Paul R. Janssens-Lens and defendants Kensington Securities, Inc. and Kirtis Wyatt. The suit against the Company was recently dismissed without prejudice for lack of prosecution.

     On March 26, 1998, Roy Kaplan filed a charge of discrimination with the California Department of Fair Employment and Housing and the Equal Employment Opportunity Commission alleging discrimination based on age and religion. Specifically, he alleges that he was terminated from his position as Executive Vice President of Sales because of his age (63) and religion (Jewish). A tentative settlement has been reached between the Company and Mr. Kaplan that will not have a material impact on the Company.

     On July 2, 1998, Kirk Gossett, a former employee of the Company, filed a lawsuit against the Company and three officers and employees of the Company, and their spouses, alleging violation of overtime requirements of the Fair Labor Standards Act. Mr. Gossett is claiming damages of over $80,000, in addition to seeking treble damages permitted under the Act. The Company denies all allegations and intends to vigorously defend the suit.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          A.   Exhibits

               10(a).  Lease  agreement  between  Gum  Tech   International  and
                       Beardsley & I-17L.L.C., for the lease of packaging/ warehouse facility

               10(b).  Employment agreement of William J. Hemelt

               27.     Financial Data Schedule

          B.   Reports on Form 8-K

               None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Gum Tech International, Inc.


/s/ Gary S. Kehoe
------------------------------
Gary S. Kehoe
President and
Chief Operating Officer

/s/ William J. Hemelt
------------------------------
William J. Hemelt
Chief Financial Officer


November 13, 1998