Form 10KSB40
period 1998-12-31
GUMTECH INTERNATIONAL INC \UT\
filed 1999-03-31
CIK 1006195

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to

                           Commission File No. 0-27646

                          GUM TECH INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

               Utah                                      87-0482806
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

        246 East Watkins Street
              Phoenix, Az                                 85004
(Address of principal executive offices)                (Zip Code)

                                 (602) 252-1617
                (Issuer's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: none

           Securities registered pursuant to Section 12(g) of the Act:

                            No Par Value Common Stock
                                (Title of Class)

         Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. YES [X]   NO [ ]

         Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Registrant's revenues for its year ended December 31, 1998 were $5,272,547.

         As of March 26, 1999, 7,144,061 shares of the Registrant's no par value Common Stock were outstanding. As of March 26, 1999, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was $66,711,070 based upon a closing bid price of $9.75 per share of Common Stock on the Nasdaq National Market.

                       DOCUMENTS INCORPORATED BY REFERENCE

         PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT RELATING TO ITS FORTHCOMING 1999 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III HEREOF TO THE EXTENT PROVIDED HEREIN. EXCEPT AS SPECIFICALLY INCORPORATED BY REFERENCE HEREIN, THE PROXY STATEMENT IS NOT BEING FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-KSB.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

  Item 1  --  Description of Business....................................    3
  Item 2  --  Description of Property....................................    7
  Item 3  --  Legal Proceedings..........................................    7
  Item 4  --  Submission of Matters to a Vote of Security Holders........    8

PART II

  Item 5  --  Market for Common Equity and Related Stockholder Matters...    8
  Item 6  --  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................    9
  Item 7  --  Financial Statements.......................................   14
  Item 8  --  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure........................   15

PART III

  Item 9  --  Directors and Executive Officers, Promoters and
              Control Persons; Compliance with Section 16(a)
              of the Exchange Act.......................................    15
  Item 10 --  Executive Compensation....................................    15
  Item 11 --  Security Ownership of Certain Beneficial Owners
              and Management............................................    15
  Item 12 --  Certain Relationships and Related Transactions............    15
  Item 13 --  Exhibits, List and Reports on Form 8-K....................    15

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

SUMMARY

     Gum Tech develops and manufactures specialty chewing gum products for branded and private label customers, as well as products marketed under its own brand. Specialty chewing gums include vitamins, herbals, and active over-the-counter drug ingredients formulated to provide specific health-related benefits to the user. Gum Tech manufactures and continues to develop specialty chewing gums that provide the following benefits:

     +    promote oral hygiene and breath freshness;

     +    promote weight management;

     +    reduce pain;

     +    relieve indigestion;

     +    contribute to energy and endurance;

     +    reduce the risk of osteoporosis;

     +    reduce tobacco cravings; and

     +    relieve cold and flu symptoms.

A substantial majority of Gum Tech's sales currently are attributable to products developed, manufactured and packaged by Gum Tech for marketing and sale by major branded and private label consumer products companies such as Breath Asure, Inc., Ranir/DCP, Inc., Heritage Consumer Products, Herbalife International, Inc., and Pharma-Green Ltd. Gum Tech also is actively involved in discussions with other major consumer product companies regarding the development and formulation of a variety of specialty chewing gum products.

     In 1998, following a significant management restructuring, Gum Tech changed its principal strategy from developing, manufacturing, and distributing its own branded and private label gum products to developing, manufacturing, and packaging specialty gum products for sale and distribution by major branded and private label customers that have the capital resources and distribution capability to promote and market specialty chewing gums on a large national and international scale. Gum Tech adopted this change in strategy primarily because it did not have the financial resources, name recognition, and distribution capability to successfully market and distribute its gums on a wide scale basis.

     Gum Tech operates the only stainless steel gum manufacturing facility in the United States registered with the Food and Drug Administration to produce Over-The-Counter (OTC) chewing gum products. Completed in 1996, Gum Tech believes this facility is the only facility in the United States that currently is capable of producing over-the-counter drugs in chewing gum form.

     Gum Tech recently announced a joint venture with Gel Tech, Inc., a California corporation, to manufacture, market and distribute health-related products using a patent-pending, nasal gel technology. The initial product to be developed and marketed by this joint venture is Zicam(TM), a nasal gel formula.

An initial internal study of Zicam indicated that Zicam reduced the duration of the common cold from an average of 10-14 days to 1-3 days. Gum Tech and Gel Tech have signed a letter of intent under which both parties would transfer their respective interests in the patent rights to the nasal gel technology in exchange for membership interests in Gel Tech LLC, a recently formed Arizona limited liability company. The letter of intent also provides that Gum Tech will have a 60% interest in the capital and profits of the joint venture and that parties affiliated with Gel Tech, Inc. will own a 40% interest in the capital and profits of the joint venture. In addition, the letter of intent contemplates that Gum Tech will lend up to $3.5 million dollars to the joint venture, which will be secured by a pledge of the intellectual property rights contributed to the joint venture. The parties to the joint venture currently are negotiating a definitive operating agreement and related documents. Until the parties execute definitive agreements, Gum Tech cannot assure that the actual terms will not differ materially from those contemplated by the letter of intent, or that the parties will be successful in reaching a definitive agreement. Because Zicam is in the initial stages of production and distribution, there can be no assurance that this product will be successful.

     Gum Tech was incorporated in Utah in 1991. Gum Tech's principal executive offices are located at 246 E. Watkins Street, Phoenix, Arizona and its telephone number is (602) 252-1617.

STRATEGY

     Gum Tech is pursuing the following business strategies:

     + CONTINUE TO RESEARCH AND DEVELOP NEW GUM PRODUCTS. Gum Tech possesses considerable gum formulation expertise, and together with its existing and potential customers, develops new products in the specialty chewing gum market. The Company is uniquely positioned to manufacture over-the- counter gum products because it possesses the only stainless steel gum making facility in the United States registered with the FDA to produce over-the-counter chewing gum products.

     + PARTNER WITH MAJOR CONSUMER PRODUCT COMPANIES TO INCREASE SALES. Since early 1998, the Company has pursued a strategy of partnering with major consumer products companies that have the financial resources and distribution capability to market and distribute specialty chewing gum products on a national scale. Gum Tech expanded these relationships significantly during 1998 with the addition of Breath Asure, Ranir/DCP, Heritage Consumer Products, Pharma-Green Ltd. (an Israeli company), and EcoDenT, among others.

     +    IMPROVE  ITS  MANUFACTURING   OPERATIONS  TO  ENHANCE  EFFICIENCY  AND
          INCREASE PROFIT MARGINS. Gum Tech has recently expanded its operations, including adding personnel and additional packaging and coating equipment, to meet an expected increase in demand for several products. Following this expansion of operations, Gum Tech is continuing to take steps to increase its business and to lower the costs of manufacturing its gum products.

     + CONTINUE TO EFFECTIVELY MARKET GUM TECH BRANDED PRODUCTS. While Gum Tech has changed its principal strategy to focus on contract manufacturing for others, Gum Tech continues to support several of its own branded products and believes that these products and related marketing efforts provide a showcase for new product concepts and demonstrate Gum Tech's expertise in developing new gum formulations.

     + EFFECTIVELY MANAGE THE DEVELOPMENT AND GROWTH OF THE GEL TECH LLC JOINT VENTURE AND THE MANUFACTURING AND MARKETING OF ZICAM. Zicam is a new product that Gum Tech believes represents an opportunity for substantial growth in its revenues. In order to realize this growth in revenues, however, Gum Tech must effectively manage the development and growth of its joint venture with Gel Tech and Zicam must achieve significant market acceptance. In addition, Gum Tech has committed to the Gel Tech LLC to fund its initial capital requirements to develop, manufacture, and market Zicam, including the costs necessary to conduct an independent clinical study.

PRODUCT INFORMATION

     The table below describes certain information related to specific chewing gum products currently manufactured by Gum Tech for other consumer products companies.

PRODUCT                                   BENEFITS TO USER                        MARKET                  Distributed by
-------                                   ----------------                        ------                  --------------
Breath Asure Dental Gum(TM)   Promotes oral hygiene and breath freshness     Oral Care              Breath Asure
Private label dental gums     Promotes oral hygiene and breath freshness     Oral Care              Ranir/DCP
AcuTrim(R)                    Promotes weight management                     OTC drug               Heritage Consumer Products
Aspergum(R)                   Pain relief                                    OTC drug               Heritage Consumer Products
Chooz                         Antacid and prevents osteoporiasis             OTC drug               Heritage Consumer Products
Herbalife NRG(R)              Improves energy & endurance                    Dietary supplement     Herbalife
Herbalife Chew Slim(R)        Promotes weight management                     Dietary supplement     Herbalife
Pharma-Green seven varieties  Various                                        Dietary supplement     Pharma-Green Ltd.
Brain Gum                     Improves brain function                        Dietary supplement     KK Research

Gum Tech also markets the following products under the Gum Tech brand:  Ginseng,
Chew   &   Soothe(R),   CitrusSlim(R),    Chromatrim(R),    Calcium,   Zone(TM),
DentaHealth(R) and Love Gum(R).



MANUFACTURING AND PACKAGING

     The manufacture of specialty chewing gums involves:

     + storing bulk raw materials and "fine" raw materials, such as flavor, colors and active ingredients;

     +    producing and mixing the gum base in large stainless steel mixers;

     +    extruding the gum into selected sizes and shapes;

     +    coating the gum, generally with a sugarless coating solution;

     +    branding the product if required;

     +    packaging the gum in blister packages; and

     + packaging the blisters, according to customer specifications, for shipment.

     All of Gum Tech's gum products contain one or more active ingredients which are added either to the gum center in the mixing stage or included in the coating process.

     Prior to commencing production of the chewing gum, Gum Tech records lot numbers for all ingredients, examines and files certificates of ingredients, performs quality control tests, and sanitizes equipment and utensils. Gum Tech personnel conduct additional quality control tests throughout the manufacturing process. Gum Tech manufactures its products in compliance with good manufacturing procedures requiring written standard operating procedures.

     Gum Tech manufactures all of its gum products, including those marketed and distributed by others. In 1998, Gum Tech added significantly to its coating and packaging capability and secured an additional gum rolling line to meet an anticipated increase in demand for its gums.

COMPETITION

     Although the specialty gum market is emerging as a market category distinct from the traditional, established chewing gum market, Gum Tech and the companies to whom it sells face significant competition in each of the four categories in which they operate. These categories include oral care products, OTC drugs, smoking cessation and dietary supplements. In the oral care products market, Gum Tech manufactures products for Breath Asure and Ranir/DCP, which compete directly with Arm & Hammer dental gum, Trident Advantage and V-6 dental gum. Gum Tech manufactures OTC drug-related gum products, including Aspergum, an analgesic, Chooz, an antacid/calcium supplement, and AcuTrim, a dietary gum. Each of these products competes generally with analgesics, antacids, and dietary products produced and marketed by major consumer products companies. Gum Tech is evaluating opportunities in the smoking cessation market, which is currently dominated by the Nicorette product marketed by Pharmacia and Upjohn. In the dietary supplement market, Gum Tech's various gum products compete with a large number of non-gum dietary supplement products.

     Competitive factors in the chewing gum industry include price, flavor, and name recognition resulting from media advertising. Gum Tech currently does not have the capital resources, marketing and distribution networks, product name recognition, and advertising budget to produce or introduce chewing gum brands that could compete effectively with the multi-national chewing gum manufacturers and large specialty chewing gum marketers. Accordingly, Gum Tech has adopted a strategy of partnering with major branded and private label customers that possess the resources and capabilities needed to market and distribute gum products on a wide scale basis.

FDA AND OTHER GOVERNMENT REGULATION

     Gum Tech is subject to various Federal, state and local laws affecting its business. All of Gum Tech's products are subject to regulation by the FDA, including regulations with respect to labeling of products, approval of ingredients in products, claims made regarding the products, and disclosure of product ingredients. In addition, some of Gum Tech's products are considered "drugs," which require that the manufacture of such products comply with "good manufacturing practices" mandated by the FDA, which prescribes specific requirements and procedures for the manufacture of FDA-regulated drug products. If Gum Tech fails to comply with these requirements and procedures, the FDA has the right to restrict the sale of or remove such products from the market. Gum Tech believes all of its products comply with all regulatory requirements including the FDA manufacturing standards and practices for drug products.

     Advertising claims made by Gum Tech with respect to its products are also subject to the jurisdiction of the FDA and the Federal Trade Commission. In both cases, Gum Tech is required to obtain scientific data to support any advertising or labeling of health claims it makes concerning its products.

     In addition, Gum Tech's chewing gum manufacturing facility is subject to regulation by various governmental agencies including state and local licensing, zoning land use, construction and environmental regulations and various health, sanitation, safety and fire codes and standards. Suspension of certain licenses or approvals, due to failure to comply with applicable regulations or otherwise, could interrupt Gum Tech's manufacturing operations. Gum Tech also is subject to federal and state laws establishing minimum wages and regulating overtime and working conditions.

TRADEMARKS, TRADE NAMES AND PROPRIETARY RIGHTS

     Gum Tech owns a perpetual, exclusive U.S. license (and a non-exclusive license abroad) to use Microdent(TM), a plaque-reducing agent, in its coated chewing gum products. Microdent is the critical ingredient in the chewing gums manufactured and packaged by Gum Tech for Breath Asure and Ranir/DCP.

     Gum Tech routinely seeks trademark protection from the United States Patent Office ("USPO") and from similar agencies in foreign countries for chewing gum brands. Despite these protections, Gum Tech may not be able to successfully defend any trademarks granted to it against claims from or use by competitors or that trademark applications will be approved by the USPO or any similar foreign agency.

     Gum Tech considers some of its chewing gum formulations and processes to be proprietary in nature and relies upon a combination of nondisclosure agreements, other contractual restrictions and trade secrecy laws to protect this proprietary information. Despite these precautions, these steps may not be adequate to prevent misappropriation of Gum Tech's proprietary information or that Gum Tech's competitors will not independently develop chewing gum formulations and processes that are substantially equivalent or superior to those developed by Gum Tech.

EMPLOYEES

     As of March 1, 1999, the Company employed approximately 60 individuals, including 2 executive officers, 42 manufacturing and warehouse personnel, 4 research and development personnel, and 12 administrative/sales personnel.

ITEM 2. DESCRIPTION OF PROPERTY

     Gum Tech leases an approximately 28,000 square foot building for its principal executive offices and chewing gum manufacturing facilities at 246 East Watkins, Phoenix, Arizona 85004 on a ten-year lease (with two three-year renewal options) expiring December 2005 at a monthly rental of approximately $12,000. In September 1998, Gum Tech leased an additional 31,000 square foot building located near its principal executive offices and manufacturing facility to house Gum Tech's warehouse and packaging operations. This lease provides for monthly rent of approximately $11,000 and a five year term, subject to a five year renewal option.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

     On October 16, 1996, a lawsuit was filed against Gum Tech and other parties in the United States District Court for the Central District of California, CV-95-9784. The action is entitled GCN Products, Inc. vs. Roy Kelly, et al. The complaint, as it relates to Gum Tech, principally alleged that Gum Tech engaged in unlawful rebates, appropriations and overcharges, commercial bribery, fraud and unjust enrichment. On September 4, 1998, the court granted a motion for summary judgment in Gum Tech's favor, and dismissed the plaintiff's claims against Gum Tech and its current and former directors. The ruling remains subject to appeal.

     On July 2, 1998, Kirk Gossett, a former employee of Gum Tech, filed a lawsuit against Gum Tech and three officers and employees of Gum Tech, and their spouses, alleging violation of overtime requirements of the Fair Labor Standards Act. Mr. Gossett is claiming damages of over $80,000, in addition to seeking treble damages permitted under the Fair Labor Standards Act. Gum Tech denies all allegations and intends to vigorously defend the suit.

     On January 27, 1999, an action was filed against Gum Tech and certain other parties in the Superior Court of the State of Arizona in and for the County of Maricopa, CV-99-01528, by Paul F. Janssens-Lens. As it relates to Gum Tech, the complaint alleges intentional interference with business relations, intentional misrepresentation, negligent misrepresentation, securities fraud, and consumer fraud. The plaintiff seeks compensatory damages of $720,000, unspecified punitive damages, and attorneys' fees and costs. Gum Tech denies the plaintiff's allegations and intends to vigorously defend the action.

     Gum Tech is not involved as a party to any other legal proceeding other than various claims and lawsuits arising in the normal course of business, none of which, in the opinion of Gum Tech's management, is individually or collectively material to Gum Tech's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Gum Tech's Common Stock has traded on the Nasdaq National Market under the symbol "GUMM" since April 24, 1996.

     The following table sets forth for the quarters indicated the range of high and low closing prices of the Company's common stock as reported by the Nasdaq National Market, but does not include retail markup, markdown or commissions.

                                                         MARKET PRICE
                                                   ----------------------
                                                      HIGH          LOW
                                                      ----          ---
     FISCAL YEAR 1997
     First Quarter ..............................  $  8.75      $   5.50
     Second Quarter .............................  $ 11.875     $   7.688
     Third Quarter ..............................  $ 15.125     $  10.75
     Fourth Quarter .............................  $ 11.75      $   6.75

     FISCAL YEAR 1998
     First Quarter ..............................  $  7.375     $  4.8125
     Second Quarter .............................  $  7.5625    $  5.25
     Third Quarter ..............................  $ 10.75      $  7.1875
     Fourth Quarter .............................  $  8.00      $  5.4375

     FISCAL YEAR 1999
     First Quarter (through March 26, 1999) .....  $ 14.6719    $  8.3750

     As of March 26, 1999, Gum Tech had approximately 3,571 record and beneficial stockholders.

DIVIDEND POLICY

     Gum Tech has paid only limited cash dividends on its common stock in the past and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon Gum Tech's earnings, financial condition, capital requirements and other conditions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Gum Tech develops and manufactures specialty chewing gum products for branded and private label customers, as well as products marketed under its own brand. Specialty chewing gums include vitamins, herbals, and active over-the-counter drug ingredients formulated to provide specific health-related benefits to the user. A substantial majority of Gum Tech's sales currently are attributable to products developed, manufactured and packaged by Gum Tech for marketing and sale by major branded and private label consumer products companies.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31,1997.

     The following table presents certain Statement of Operations information expressed in dollars and as a percentage of Net Sales for the periods indicated:

                                             YEARS ENDED DECEMBER 31
                                   --------------------------------------------
                                           1998                   1997
                                   --------------------    --------------------

Net Sales ......................   $ 5,272,547     100%    $ 3,776,562     100%
Cost of Sales ..................     4,357,010      83       4,197,777    (111)

Gross profit ...................       915,537      17        (421,215)    (11)
Operating expenses .............     6,164,022     117       3,881,238     103
Research & development .........       667,067      12         209,783       5

Income (loss) from operations ..    (5,915,552)   (112)     (4,512,236)   (119)
Interest and other income ......       127,947       2         204,220       5
Interest expense ...............       473,811       9       1,090,618      29
Provision (benefit) for
  income taxes .................            --      --              --      --
Net income (loss) ..............   $(6,261,416)   (119)    $(5,398,634)   (143)

     NET SALES. Net sales for 1998 were $5.27 million, approximately 40% above the 1997 level. Sales in 1998 reflect the change in the Company's strategy early in the year to a focus on contract manufacturing whereas sales in 1997 largely reflect sales of Cigarrest, which the Company marketed, and sales of the Company's own gum products. Sales in 1998 included deliveries of diet and energy gums to Herbalife in the first half of the year, Aspergum (an analgesic gum), and Chooz (an antacid gum) in the second quarter, Breath Asure dental gum in the third quarter, and Ranir/DCP private label dental gum, AcuTrim (a diet gum), seven different gums to Pharma-Green and a dental gum to EcoDenT in the fourth quarter.

     COST OF SALES. Cost of sales increased to $4.4 million, approximately $159,000 above the 1997 level, primarily reflecting the increased level of sales. In 1997, the Company recorded sales under its barter agreements at a zero value with a cost of sales of $715,000. Adjusting for this cost, the cost of sales for 1997 was $3.5 million, or 92% of net sales. The improvement in the gross profit percentage from 8% in 1997 to 17% in 1998 is due to increased utilization of plant facilities resulting in lower per unit overhead costs and the efficiencies realized by producing larger quantities of the same gum. Both periods were impacted by sizable write-offs of obsolete inventory ($260,000 in 1998 and $350,000 in 1997).

     GROSS PROFIT. Gross profit for 1998 increased to $915,537 reflecting the higher level of sales and increased utilization of plant facilities.

     OPERATING EXPENSES. Operating expenses in 1998 were significantly impacted by one-time charges related to the management restructuring that occurred in early 1998 and continuing charges attributable to the Company's prior corporate strategy. These charges resulted from an extension of stock options to a former officer of the Company ($1.48 million) and an expense to reflect options owed to another individual ($732,000), both of which were non-cash charges, and severance compensation to certain corporate officers ($600,000). Excluding these items, operating expenses were $3.4 million, or $480,000 less than the 1997 level, which is primarily attributable to a decrease in advertising expenses.

     RESEARCH & DEVELOPMENT. Research & development expenses increased in 1998 to $667,067 from $209,783 in 1997 due to the introduction of more than 20 new gum products in 1998, including three that contained over-the-counter drugs. Research and development expenses include the cost of formulation, process and ingredient validation, and production scale-up costs of new products as well as costs of product concepts still under study.

     INTEREST AND OTHER INCOME. Interest income declined in 1998 from 1997 due to a decrease in the Company's invested cash position during the year.

     INTEREST EXPENSE. Interest expense decreased due to the refinancing and restructuring of an equipment lease in late 1997 to a term loan and conversion into common stock of approximately $1.0 million in principal amount of the Company's convertible debt in the second half of 1998.

     NET INCOME (LOSS). The net loss for 1998 was $6.3 million compared to $5.4 million the prior year. Although the results for 1998 were negatively impacted by some significant one time charges, the Company continued to experience a sizable loss in 1998 due to insufficient sales to support the Company's overhead expenses.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company's working capital was $2.2 million compared to $5.1 million at the end of 1997. For 1998, the Company experienced a decrease in cash used by operating activities of $3.9 million primarily as a result of the net loss for the period and an increase in inventory of $863,000 and accounts receivable of $415,000.

     Investing activities consumed $864,000 in 1998, largely due to the Company's investment in additional packaging, coating and gum rolling equipment, as well as leasehold improvements to both of its production facilities. Cash flow from investing activities provided net cash of $39,000 in 1997.

     Financing activities in 1998 provided net cash of $1.7 million largely through the exercise of common stock options and warrants. Financing activities provided $6.2 million of cash in 1997 from the exercise of warrants issued in conjunction with the Company's initial public offering and the issuance of the Company's convertible notes in March 1997.

     In February 1999, the Company entered into a $2 million financing arrangement with a commercial bank for the sale of accounts receivable submitted to the bank. To date, the Company has not borrowed under this facility, and may cancel the facility, at any time, without penalty. Since December 31, 1998 financing activities have provided net cash of $1.0 million through the exercise of options and warrants. In addition, $500,000 of convertible notes have been converted into common stock.

     On March 30, 1999, Gum Tech announced that it had entered into a letter of intent with an institutional investor for $6 million of combined senior debt and preferred equity. The letter of intent provides that Gum Tech may redeem the debt and repurchase the preferred stock with common stock rather than cash, at Gum Tech's option, within the next two years. The primary purpose of the private placement is to raise funds to finance the initial development and operations of the Gel Tech LLC. The proposed private placement is subject to the negotiation and delivery of a definitive purchase agreement and related documents and the completion of satisfactory due diligence by the purchaser. As a result, there can be no assurance that Gum Tech will be able to successfully complete this proposed private placement or that the principal terms will not be materially different then outlined above. The securities to be offered in this proposed private placement will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding Gum Tech's anticipated growth in business and future results of operations. These forward-looking statements are based on Gum Tech's expectations and are subject to a number of risks and uncertainties, many of which cannot be predicted or quantified and are beyond Gum Tech's control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause actual results to differ materially from Gum Tech's expectations include less than anticipated demand for Gum Tech's chewing gum products, lack of market acceptance for or uncertainties concerning the efficacy of Zicam, a decrease in the level of reorders from existing customers, financial difficulties encountered by one or more of Gum Tech's principal customers, difficulties in obtaining additional capital for marketing, research and development, and other expenses, the possibility of material charges incurred as a result of prior activities, aggressive pricing and marketing efforts by rival gum manufacturers, unavailability of third-party material products at reasonable prices, inventory obsolescence due to shifts in market demand, and material litigation involving product liabilities and consumers issues. These potential risks and uncertainties, together with those mentioned below and elsewhere in this report, could affect Gum Tech's future operating results, financial condition, and the market price of its common stock.

     Information contained in this report includes "forward-looking statements", which can be identified by the use of forward-looking words such as "believes", "expects", "may", "should", or "anticipates" or by discussions of trends or strategy. Gum Tech gives no assurance that it will achieve the future results addressed by these forward-looking statements.

     The following matters constitute cautionary statements identifying important factors that relate to the forward- looking statements. These factors include certain risks and uncertainties that could cause actual results to vary materially from the future results addressed in the forward-looking statements. These and other factors could also cause actual results to vary materially from the future results contemplated by such forward-looking statements.

LIMITED OPERATING HISTORY; RECENT LOSSES

     Gum Tech began operations in February 1991 and has had a limited operating history upon which potential investors may evaluate its performance. Gum Tech has reported significant losses in each of the last three years. Gum Tech can give no assurance that future operations will be profitable. The likelihood of Gum Tech's success must be considered relative to the problems, difficulties, complications and delays frequently encountered in connection with the development and operation of a new business and Gum Tech's significant change in strategy in early 1998.

RELIANCE ON A FEW CUSTOMERS

     With Gum Tech's shift in strategy in early 1998 to a focus on contract manufacturing, Gum Tech has become very dependent for its current sales and future growth on a few customers. These customers include Herbalife, Breath Asure, Ranir/DCP, and Heritage Consumer Products. If any of these large customers reduces its orders for Gum Tech's products, Gum Tech's sales and operating results could be adversely affected. While the decision to partner with these firms relieves Gum Tech of the direct responsibility to market these products, it does introduce a dependability on these customers to market their products effectively. Further, Gum Tech also is at risk for their non-payment or late payment for amounts owed to Gum Tech. While Gum Tech intends to add to this portfolio of customers to reduce the risk of non-performance by any single customer, there can be no assurance that it will be successful in that effort.

FDA AND OTHER GOVERNMENT REGULATION

     Gum Tech's chewing gum products are subject to regulation by the FDA, including regulations with respect to labeling of products, approval of ingredients in products, claims made regarding the products, and disclosure of product ingredients. Failure to comply with these regulations could cause the FDA to suspend sales of one or more of Gum Tech's products or to remove those products from the market.

     Gum Tech's advertising claims regarding its products, including claims made by companies for which Gum Tech manufactures its products, are subject to the jurisdiction of the FTC as well as the FDA. In both cases, Gum Tech and the companies for which Gum Tech manufactures its products are required to obtain scientific data to support any advertising or labeling health claims it makes concerning its products, although no pre-clearance or filing is required to be made with either agency.

     Gum Tech's chewing gum manufacturing facility is subject to regulation by various governmental agencies, including state and local licensing, zoning, land use, construction, and environmental regulations and various health, sanitation, safety and fire codes and standards. Suspension of certain licenses or approvals, due to failure to comply with applicable regulations or otherwise, could interrupt Gum Tech's manufacturing operations and delay shipments of product to its customers.

     Gum Tech also is subject to federal and state laws establishing minimum wages and regulating overtime and working conditions. Because many of Gum Tech's personnel are paid at rates based on the federal minimum wage, an increase in such minimum wage will result in an increase in Gum Tech's labor costs.

NO ASSURANCE OF SCIENTIFIC PROOF

     Under FDA and FTC rules, Gum Tech is required to obtain scientific data to support any health claims it makes concerning its products. Gum Tech believes it has obtained appropriate scientific data for all of its products and gathered and organized the scientific data when required. Gum Tech has not yet provided nor been requested to provide any scientific data to the FDA. The marketing of certain of Gum Tech's products involves claims that such products assist in weight loss, promote dental hygiene and reduce the duration of the common cold.

There can be no assurance that the scientific data obtained in support of these claims will be deemed acceptable by the FDA or FTC, should either agency request any such data in the future. If scientific data is not deemed acceptable, Gum Tech would be forced to obtain acceptable supporting data for its claims or cease marketing the product based on those claims. In particular, the claim that Zicam significantly reduces the duration and severity of the common cold is based on an initial internal study and has not yet been independently verified by a clinical study.

DIFFICULTIES IN ACHIEVING WIDESPREAD MARKET ACCEPTANCE FOR NEW PRODUCTS

     Gum Tech's future success depends in part on the success of the Gel Tech LLC joint venture in developing and marketing Zicam, a recently introduced nasal gel product. For a number of reasons, including lack of financial resources, inability to mount large scale media advertising campaigns, and lack of name recognition, Gum Tech has been unable to achieve significant market acceptance with respect to any of its own specialty gum products. As a result, Gum Tech and the Gel Tech LLC will face significant challenges in establishing Zicam as a widely accepted consumer health related product.

NO ASSURANCE OF PROPRIETARY PROTECTION

     Gum Tech seeks trademark and patent protection from the USPO and from similar agencies in foreign countries for chewing gum brands. Despite these precautions, Gum Tech may not be able to successfully defend any trademarks, trade names, or patents against claims from or use by competitors.

     Gum Tech considers some of its chewing gum formulations and processes to be proprietary in nature and relies upon a combination of non-disclosure agreements, other contractual restrictions and trade secrecy laws to protect its proprietary information. Despite these precautions, Gum Tech may be unable to prevent misappropriation of this proprietary information and cannot guarantee that its competitors will not independently develop chewing gum formulations and processes that are substantially equivalent or superior to its own.

COSTS OF NEW PRODUCT DEVELOPMENT

     Gum Tech may experience difficulties that could delay or prevent the introduction of new chewing gum products. Gum Tech's growth and future operations may depend upon chewing gum products that are currently being developed and that may not be accepted by the market. If Gum Tech is unable to develop successful new chewing gum products on a timely basis, Gum Tech's operating results and financial condition could be materially adversely affected.

RISKS ASSOCIATED WITH BUSINESS EXPANSION

     Significant growth will place substantial strains on Gum Tech's management team and its operational, accounting, and information systems. In addition, if
Gum  Tech  overestimates   demand  for  its  products  and  sales  do  not  meet
expectations, Gum Tech may suffer the effects of excess capacity, including higher than necessary labor and inventory costs . Successful management of growth will require Gum Tech to improve its financial controls, operating procedures, and management information systems, and to train, motivate, and manage employees. Failure to manage growth effectively would have a material adverse effect on the results of Gum Tech's operations and its ability to execute its business strategy.

DATA PROCESSING AND TECHNOLOGY AND YEAR 2000

     Gum Tech recognizes the potential business impacts related to the Year 2000 computer system issue and is implementing a plan to assess and improve its state of readiness with respect to these issues. The "Year 2000 issue" refers to the risk that systems, products, and equipment having date-sensitive components will not recognize dates after December 31, 1999. These risks are derived predominantly from the fact that many software programs have historically categorized the "year" in a two-digit format. The Year 2000 issue creates potential risks for Gum Tech in its information technology and non-information technology systems used in its business operations. Gum Tech also may be exposed to risks from third parties with whom Gum Tech interacts that fail to adequately address their own Year 2000 issue.

     In recognition of the Year 2000 issue, Gum Tech has started a comprehensive review of all information technology and non-information technology systems that it uses. This review includes testing and analysis and inquiries of third parties supplying information technology and non-information technology systems, computer hardware and software products and components, and other equipment to Gum Tech.

     As a result of its review to date, Gum Tech has determined that certain of its internal software systems may be inadequate for its future business needs, and may need to be updated, because of various considerations, including Year 2000 non-compliance. Gum Tech expects to make necessary modifications or changes to its computer information systems related to Year 2000 non-compliance prior to the Year 2000. Gum Tech believes the costs of modification to the current information technology systems will not have a material effect on its financial position or results of operations.

     At this time, Gum Tech has not developed Year 2000 contingency plans, other than the review and remedial actions described above, and does not intend to do so unless it believes such plans are merited by the results of its continuing Year 2000 review.

     If Gum Tech or the third parties with which it has relationships were to cease or not successfully complete Year 2000 remediation efforts, Gum Tech could encounter disruptions to its operations that could have a material adverse effect on its business, financial condition, and results of operations. Gum Tech also could be materially and adversely impacted by widespread economic or financial market disruption caused by Year 2000 computer system failures.

DEPENDENCE UPON MANAGEMENT PERSONNEL AND EXECUTIVE OFFICERS; MANAGEMENT CHANGES

     Gum Tech's operations are dependent upon its ability to hire and retain qualified management personnel and upon the continued services of its executive officers. The loss of the services of any of Gum Tech's executive officers, whether as a result of death, disability, or otherwise, could have a material adverse effect upon its business.

     Gum Tech experienced significant changes in its management team and Board of Directors in 1998, including the appointment of a new President and a new Chief Financial Officer.

NEED FOR ADDITIONAL FINANCING

     Gum Tech will be required to seek additional debt or equity financing in the future in order to fund its proposed investment in Gel Tech LLC, its manufacturing activities, and its research and development programs. There can be no assurance that such additional financing will be available on acceptable terms or at all. Any future equity financing may involve substantial dilution to the interests of Gum Tech's stockholders.

PRODUCT LIABILITY

     Gum Tech is subject to significant liability should use or consumption of any Gum Tech manufactured products cause injury, illness or death. Although Gum Tech carries product liability insurance, there can be no assurance that its insurance will be adequate to protect Gum Tech against product liability claims or that insurance coverage will continue to be available on reasonable terms.

POSSIBLE VOLATILITY OF SECURITIES PRICES

     The market price of Gum Tech's common stock has been highly volatile and may continue to be volatile in the future. Factors such as operating results or public announcements may have a significant effect on the market price of our securities. Market prices for securities of many small capitalization companies have experienced wide fluctuations in response to variations in quarterly operating results, general economic indicators and other factors beyond our control.

AUTHORIZATION AND ISSUANCE OF PREFERRED STOCK; PREVENTION OF CHANGES IN CONTROL

     Gum Tech's Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock with rights and preferences determined by the Board of Directors. Under the Certificate of Incorporation, the Board of Directors may, without shareholder approval, issue preferred stock with dividend, liquidation, conversion, voting, redemption or other rights which could adversely affect the voting power or other rights of the holders of the common stock. The issuance of any shares of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock and could be used by the Board of Directors as a device to prevent a change in control of Gum Tech. Holders of the preferred stock may have the right to receive dividends, certain preferences in liquidation, and conversion rights that are preferential or superior to those of the common stockholders.

ELIMINATION  OF DIRECTOR LIABILITY

     Gum Tech's Certificate of Incorporation contains a provision eliminating a director's liability to the company or its stockholders for monetary damages for a breach of fiduciary duty. This limitation does not apply in circumstances involving a financial benefit to a director, the intentional infliction of harm to Gum Tech, or certain wrongful acts, such as the breach of a director's duty of loyalty or acts or omissions which involve intentional misconduct or a knowing violation of criminal law. Gum Tech's Bylaws contain provisions obligating it to indemnify its directors and officers to the fullest extent permitted under Utah law. These provisions could serve to insulate Gum Tech's officers and directors against liability for actions which damage the company or its stockholders.

SIGNIFICANT NUMBER OF SHARES ELIGIBLE FOR IMMEDIATE AND FUTURE SALES

     Sales of substantial amounts of common stock in the open market or the availability of such shares for sale could adversely affect the market price for Gum Tech's common stock. Substantially all of Gum Tech's outstanding shares of common stock, including shares underlying vested but unexercised warrants and options, have either been registered for public sale or may be sold under Rule 144 under the Securities Act of 1933. Therefore, all of these shares may be immediately sold by the holders.

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                                        PAGE
  Independent Auditors' Report                                              F-1

  Balance Sheet as of December 31, 1998                                     F-2

  Statements of Operations for the years ended
   December 31, 1998 and 1997                                               F-4

  Statements of Changes in Stockholders' Equity for the
   years ended December 31, 1998 and 1997                                   F-5

  Statements of Cash Flows for the years ended
   December 31, 1998 and 1997                                               F-6

  Notes To Financial Statements                                             F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Gum Tech International, Inc.

We have audited the accompanying balance sheet of Gum Tech International, Inc. as of December 31, 1998 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gum Tech International, Inc. as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

                                                    Angell & Deering
                                                    Certified Public Accountants

Denver, Colorado
February 5, 1999, except for
the last paragraph of Note
14 as to which the date is
March 30, 1999

                          GUM TECH INTERNATIONAL, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1998

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                         $   517,852
  Restricted cash                                                        20,149
  Accounts receivable - trade, net of allowance
    for doubtful accounts of $35,000                                  1,462,639
  Inventories                                                         1,896,161
  Prepaid expenses                                                       60,851
                                                                    -----------
     Total Current Assets                                             3,957,652
                                                                    -----------
Property and Equipment, at cost:
  Machinery and equipment                                             4,272,746
  Office furniture and equipment                                        238,371
  Leasehold improvements                                                332,452
                                                                    -----------
                                                                      4,843,569
  Less accumulated depreciation                                      (1,295,342)
                                                                    -----------
     Net Property and Equipment                                       3,548,227
                                                                    -----------
Other Assets:
  Deposits                                                              279,131
  Intangible assets, net of accumulated amortization
    of $156,526                                                         114,855
                                                                    -----------
     Total Other Assets                                                 393,986
                                                                    -----------
     Total Assets                                                   $ 7,899,865
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                          GUM TECH INTERNATIONAL, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                            $  1,344,067
  Accrued interest                                                       42,449
  Customer deposits                                                      34,763
  Current portion of long-term debt                                     381,280
                                                                   ------------
     Total Current Liabilities                                        1,802,559
                                                                   ------------
Long-Term Debt, net of current portion above:
  Financial institutions and other                                    2,736,525
  Obligations under capital leases                                       24,256
  Less current portion above                                           (381,280)
                                                                   ------------
     Total Long-Term Debt                                             2,379,501
                                                                   ------------

Commitments and Contingencies                                                --

Stockholders' Equity:
  Preferred stock: no par value, 1,000,000 shares
   authorized, none issued or outstanding                                    --
  Common stock: no par value, 20,000,000 shares
   authorized, 6,857,999 shares issued and outstanding               15,145,037
  Additional paid in capital                                          2,915,152
  Accumulated deficit                                               (14,342,384)
                                                                   ------------
     Total Stockholders' Equity                                       3,717,805
                                                                   ------------
     Total Liabilities and Stockholders' Equity                    $  7,899,865
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                          GUM TECH INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                         1998           1997
                                                     -----------    -----------
Net sales                                            $ 5,272,547    $ 3,776,562

Cost of sales                                          4,357,010      4,197,777
                                                     -----------    -----------

     Gross Profit                                        915,537       (421,215)

Operating expenses                                     6,164,022      3,881,238
Research and development                                 667,067        209,783
                                                     -----------    -----------

     Income (Loss) From Operations                    (5,915,552)    (4,512,236)
                                                     -----------    -----------

Other Income (Expense):
  Interest and other income                              127,947        204,220
  Interest expense                                      (473,811)    (1,090,618)
                                                     -----------    -----------

     Total Other Income (Expense)                       (345,864)      (886,398)
                                                     -----------    -----------

Income (Loss) Before Provision For Income Taxes       (6,261,416)    (5,398,634)

Provision for income taxes                                    --             --
                                                     -----------    -----------

Net Income (Loss)                                    $(6,261,416)   $(5,398,634)
                                                     ===========    ===========

Net Income (Loss) Per Share of Common Stock:
  Basic                                              $      (.97)   $     (1.02)
  Diluted                                            $      (.97)   $     (1.02)
Weighted Average Number of Common Shares
 Outstanding:
  Basic                                                6,427,815      5,294,099
  Diluted                                              6,427,815      5,294,099

   The accompanying notes are an integral part of these financial statements.

                          GUM TECH INTERNATIONAL, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                      COMMON STOCK      ADDITIONAL
                               ----------------------    PAID IN    ACCUMULATED
                                 SHARES      AMOUNT      CAPITAL      DEFICIT
                                 ------      ------      -------      -------

Balance at December 31, 1996   4,948,740  $ 7,965,060  $       --  $ (2,682,334)

Issuance of common stock upon
 exercise of stock options and
 warrants (net of costs of
 $188,678)                       907,720    4,123,090          --            --

Beneficial conversion feature
 of convertible notes                 --           --     665,790            --

Net loss                              --           --          --    (5,398,634)
                               ---------  -----------  ----------  ------------

Balance at December 31, 1997   5,856,460   12,088,150     665,790    (8,080,968)

Issuance of common stock upon
 exercise of stock options and
 warrants                        785,962    2,032,897          --            --

Conversion of notes payable
 into common stock               215,577    1,023,990          --            --

Compensation from extension and
 issuance of stock options            --           --   2,249,362            --

Net loss                              --           --          --    (6,261,416)
                               ---------  -----------  ----------  ------------

Balance at December 31, 1998   6,857,999  $15,145,037  $2,915,152  $(14,342,384)
                               =========  ===========  ==========  ============

   The accompanying notes are an integral part of these financial statements.

                          GUM TECH INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                          1998          1997
                                                      -----------   -----------
Cash Flows From Operating Activities:
 Net income (loss)                                    $(6,261,416)  $(5,398,634)
 Adjustments to reconcile net income (loss) to net
  cash (used) by operating activities:
   Depreciation                                           304,277       551,404
   Amortization                                           108,816        47,710
   Provision for bad debts                                 34,613        94,500
   (Gain) loss on disposal of assets                       (2,699)       10,633
   Interest expense from beneficial conversion
    feature of notes payable                                   --       665,790
   Compensation from forgiveness of note receivable       114,012            --
   Compensation from extension and issuance of
    stock options                                       2,249,362            --
   Changes in assets and liabilities:
    (Increase) in accounts receivable                    (415,018)     (648,527)
    (Increase) decrease in employee receivables            61,054       (61,054)
    (Increase) decrease in inventories                   (862,779)      333,562
    Decrease in income tax receivable                          --       234,440
    (Increase) decrease in prepaid expenses
     and other                                             92,254       (55,106)
    (Increase) decrease in interest receivable             60,164       (60,164)
    Decrease in deposits and other                          7,291       128,602
    Increase in accounts payable and accrued
     expenses                                             586,058       470,600
    Increase (decrease) in customer deposits               19,763       (50,500)
                                                      -----------   -----------
    Net Cash (Used) By Operating Activities            (3,904,248)   (3,736,744)
                                                      -----------   -----------
Cash Flows From Investing Activities:
 Capital expenditures                                    (990,557)     (134,083)
 Proceeds from disposal of equipment                       16,122         6,363
 Receipt of principal on notes receivable                 250,000       177,653
 Increase in deposits and other                          (139,358)      (10,598)
                                                      -----------   -----------
     Net Cash Provided (Used) By Investing
      Activities                                         (863,793)       39,335
                                                      -----------   -----------
Cash Flows From Financing Activities:
 Proceeds from borrowing                                       --     2,530,000
 Principal payments on notes payable                     (343,184)     (204,871)
 Issuance of common stock                               2,032,897     4,311,768
 Offering costs incurred                                       --      (188,678)
 Debt issuance costs incurred                             (11,733)     (259,648)
                                                      -----------   -----------
     Net Cash Provided By Financing Activities          1,677,980     6,188,571
                                                      -----------   -----------
     Net Increase (Decrease) in Cash and Cash
      Equivalents                                      (3,090,061)    2,491,162

     Cash and Cash Equivalents at Beginning of Year     3,607,913     1,116,751
                                                      -----------   -----------
     Cash and Cash Equivalents at End of Year         $   517,852   $ 3,607,913
                                                      ===========   ===========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for:
  Interest                                            $   392,693   $   306,972
  Income taxes                                                150           150

Supplemental Disclosure of Non-cash Investing and
 Financing Activities:
  Conversion of account receivable to a note
   receivable                                         $        --   $   225,665
  Note payable incurred for purchase of equipment
   under a capital lease                                       --     1,564,457
  Conversion of notes payable into common stock         1,023,990            --

   The accompanying notes are an integral part of these financial statements.

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     Gum Tech International, Inc. (the "Company") was incorporated in Utah on February 4, 1991 to develop, market and distribute specialty chewing gum products for branded and private label customers, as well as products marketed under the Company's brand. The Company currently targets four market segments: oral care, smoking cessation, dietary supplement, and over-the-counter (OTC) drug. The Company's current strategy is to offer its research and the use of its formulations in exchange for co-manufacturing agreements with major branded and private label customers that possess the capital resources to promote functional chewing gum on a large national and international scale.

     INVENTORIES

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

     Depreciation of property and equipment charged to operations is $304,277 and $551,404 for the years ended December 31, 1998 and 1997, respectively.

     INTANGIBLE ASSETS

     Debt issuance costs are being amortized using the straight-line method over the term of the notes.

     REVENUE RECOGNITION

     The Company recognizes revenue from product sales upon shipment to the customer, net of an allowance for sales returns.

     STOCK-BASED COMPENSATION

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

     LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company reviews for the impairment of

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) LONG-LIVED ASSETS (CONTINUED)

     long-lived assets and certain identifiable intangibles, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows is less than the carrying amount of the assets. No impairment losses have been identified by the Company.

     INCOME TAXES

     Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

     BARTER CREDITS

     The Company records sales under barter transactions at the carrying value of the inventory after reducing the inventory to its net realizable value for any impairment. At the time barter credits are utilized by the Company for advertising, packaging, travel expenses and other purchases an expense is recognized based on the carrying value of the barter credits plus cash paid. The Company recorded the sales under its barter transactions in 1996 and 1997 at a zero value and, therefore, when the barter credits are used by the Company it will recognize an expense only for the cash expended for the items purchased.

     NET INCOME (LOSS) PER SHARE OF COMMON STOCK

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

     The basic and diluted earnings per share are the same since the Company had a net loss in 1998 and 1997 and the inclusion of stock options and other incremental shares would be antidilutive. Consequently, options, warrants and other incremental shares to purchase 1,554,968 and 2,502,680 shares of common stock at December 31, 1998 and 1997, respectively were excluded from the computation of diluted earnings per share.

     CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

     ESTIMATES

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) ESTIMATES (CONTINUED)

     at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   RESTRICTED CASH

     Cash of  $20,149  was held as  collateral  by a bank for a letter of credit
     issued  to  the  lessor  of  the  Company's   manufacturing  and  warehouse
     facilities.

3.   INVENTORIES

     Inventories at December 31, 1998 consists of the following:

             Raw materials and packaging             $1,216,070
             Work in process                            731,686
             Finished goods                             178,405
             Less reserve for obsolescence             (230,000)
                                                     ----------
                Total                                $1,896,161
                                                     ==========
4.   LONG-TERM DEBT

     Long-term debt consists of the following:

     FINANCIAL INSTITUTIONS AND OTHER
     9.73% installment note due in 2001 with monthly
     principal and interest payments of $39,550,
     collateralized by machinery and equipment.                      $1,230,525

     11% subordinated  convertible notes with interest
     payable quarterly until  January 1, 2000 at which time
     the  principal and interest is payable in twenty four
     equal monthly  installments  through January 1, 2002.
     The notes are convertible into common stock of the
     Company at $4.75 per share.                                      1,506,000

     OBLIGATIONS UNDER CAPITAL LEASES
     9.4% installment notes due in 2001 with monthly
     principal and interest payments of $1,000,
     collateralized by equipment.                                        24,256
                                                                     ----------
     Total Long-Term Debt                                             2,760,781

     Less current portion of long-term debt                            (381,280)
                                                                     ----------
     Long-Term Debt                                                  $2,379,501
                                                                     ==========

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

4.   LONG-TERM DEBT (CONTINUED)

     Installments due on debt principal, including the capital leases, at December 31, 1998 are as follows:

                Year Ending
               December 31,
               ------------
                   1999                              $  381,280
                   2000                               1,173,043
                   2001                               1,206,458
                                                     ----------
                   Total                             $2,760,781
                                                     ==========
5.   INCOME TAXES

     The  components of the provision for income taxes are as follows:

                                                    1998         1997
                                                    ----         ----
             Current:
             Federal                                $ --         $ --
             State                                    --           --
                                                    ----         ----
               Total                                  --           --
                                                    ----         ----
             Deferred:
             Federal                                  --           --
             State                                    --           --
                                                    ----         ----
               Total                                  --           --
                                                    ----         ----

             Total Provision For Income Taxes       $ --         $ --
                                                    ====         ====

     The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

                                                    1998         1997
                                                    ----         ----
             Federal statutory rate                 (34)%         (34)%
             State income taxes, net of
               federal benefits                      (5)           (5)
             Valuation allowance                     39            39
             Other                                   --            --
                                                   ----          ----

             Total                                   -- %          -- %
                                                   ====          ====

     The following is a reconciliation of the provision for income taxes to income before provision for income taxes computed at the federal statutory rate of 34%.

                                                    1998           1997
                                                    ----           ----
             Income taxes at the federal
               statutory rate                   $(2,128,881)   $(1,835,536)
             State income taxes, net of
               federal benefits                    (330,603)      (294,204)
             Nondeductible expenses                   8,864         20,969
             Valuation allowance                  2,450,620      2,108,771
             Other                                       --             --
                                                -----------    -----------
             Total                              $        --    $        --
                                                ===========    ===========

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


5.   INCOME TAXES (CONTINUED)

     Significant components of deferred income taxes as of December 31, 1998 are as follows:

             Net operating loss carryforward                   $ 8,745,000
             Reserve for bad debts                                  14,700
             Reserve for obsolete inventory                         96,600
                                                               -----------

             Total deferred tax asset                            8,856,300
                                                               -----------

             Depreciation                                         (373,300)
             Stock option compensation                          (2,338,000)
                                                               -----------

             Total deferred tax liability                       (2,711,300)
             Less valuation allowance                           (6,145,000)
                                                               -----------

             Net Deferred Tax Asset                            $        --
                                                               ===========

     The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $6,145,000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $2,945,000. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

     At December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $20,700,000 and $21,400,000, respectively. Such carryforwards expire in the years 2011 through 2018 and 2001 through 2003 for federal and state purposes, respectively.

6.   STOCKHOLDERS' EQUITY

     AMENDMENT TO AUTHORIZED COMMON SHARES

     In June 1998, the Company's Board of Directors authorized, and the shareholders approved, an amendment of the Company's Articles of Incorporation, to increase the number of authorized shares of common stock from 10,000,000 to 20,000,000.

7.   STOCK OPTIONS AND WARRANTS

     STOCK OPTION PLAN

     In March 1995, the Company adopted a stock option plan (the "Plan") which provides for the grant of both incentive stock options and non-qualified options. A total of 2,000,000 shares of common stock have been reserved for issuance under the Plan.

     Options under the Company's plan are issuable only to eligible officers, directors, key employees and consultants of the Company. The Plan is administered by a committee selected by the Board of Directors, which determines those individuals who shall receive options, the time period during which the options may be exercised, the number of shares of common stock that may be purchased under each option, and the option price. Unless sooner terminated, the Plan shall remain in effect until January 1, 2005.

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


7.   STOCK OPTIONS AND WARRANTS (CONTINUED)

     STOCK OPTION PLAN (CONTINUED)

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

     The following table contains information on the stock options under the Company's Plan for the years ended December 31, 1997 and 1998. The outstanding agreements expire from April 1999 to June 2001.

                                                  NUMBER OF     WEIGHTED AVERAGE
                                                   SHARES        EXERCISE PRICE
                                                   ------        --------------
     Options outstanding at December 31, 1996     1,318,000         $4.00
       Granted                                      565,000          9.81
       Exercised                                   (184,000)         1.72
       Canceled                                     (15,000)         6.38
                                                 ----------         -----

     Options outstanding at December 31, 1997     1,684,000          6.18
       Granted                                      912,000          5.79
       Exercised                                   (600,250)         2.78
       Canceled                                  (1,298,750)         7.65
                                                 ----------         -----

     Options outstanding at December 31, 1998       697,000         $5.86
                                                 ==========         =====

     On April 24, 1998, the Board of Directors approved a repricing of substantially all outstanding employee stock options granted under the Plan with an exercise price of greater than $5.625 per share to $5.625 per share. The Board of Directors would not typically consider reducing the exercise price of previously granted options. However, these options were repriced due to the occurrence of certain events beyond the reasonable control of the employees of the Company which significantly reduced the incentive these options were intended to create. The fair market value of the common stock was $5.625 on the date of the repricing. Options to purchase approximately 588,000 shares were affected by this repricing.

     NON-QUALIFIED STOCK OPTIONS

     The Company has granted non-qualified stock options to consultants, distributors and other individuals. The outstanding agreements expire from November 1999 to June 2001.

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

7.   STOCK OPTIONS AND WARRANTS (CONTINUED)

     NON-QUALIFIED STOCK OPTIONS (CONTINUED)

     The  following   table  contains   information  on  all  of  the  Company's
     non-qualified stock options for the years ended December 31, 1997 and 1998.

                                                  NUMBER OF     WEIGHTED AVERAGE
                                                   SHARES        EXERCISE PRICE
                                                   ------        --------------

     Options outstanding at December 31, 1996      360,000           $ 1.80
       Granted                                     100,000             4.75
       Exercised                                  (180,000)            1.80
       Canceled                                         --               --
                                                  --------           ------

     Options outstanding at December 31, 1997      280,000             2.85
       Granted                                      25,000            11.44
       Exercised                                  (180,000)            1.80
       Canceled                                         --               --
                                                  --------           ------

     Options outstanding at December 31, 1998      125,000           $ 6.09
                                                  ========           ======

     PROFORMA DISCLOSURES

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

                                                       1998            1997
                                                       ----            ----
     Net income (loss):
          As reported                               $(6,261,416)    $(5,398,634)
          Pro forma                                 $(7,299,820)    $(5,881,867)

     Net income (loss) per share of common stock:
          As reported                               $      (.97)    $     (1.02)
          Pro forma                                 $     (1.14)    $     (1.11)

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 1998 and 1997.

                                                     1998           1997
                                                     ----           ----
             Risk-free interest rate                  5.45%          5.88%
             Expected life                          2 years        2 years
             Expected volatility                     61.82%         63.51%
             Expected dividend yield                     0%             0%

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

7.   STOCK OPTIONS AND WARRANTS (CONTINUED)

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation plans.

     The weighted average fair value price of options granted was $1.56 and $3.82 in 1998 and 1997, respectively.

     The following table summarizes information about stock-based compensation plans outstanding at December 31, 1998:

     Options Outstanding and Exercisable by Price Range as of December 31, 1998:

                                OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                      --------------------------------------    -----------------------
                                      WEIGHTED
                                       AVERAGE      WEIGHTED                   WEIGHTED
        RANGE OF                      REMAINING      AVERAGE                    AVERAGE
        EXERCISE        NUMBER       CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
         PRICES       OUTSTANDING    LIFE-YEARS       PRICE     EXERCISABLE      PRICE
         ------       -----------    ----------       -----     -----------      -----
     $ 5.50 -  6.88     677,000        1.72          $  5.70      403,500       $  5.63
     $        11.44      20,000        1.45          $ 11.44       10,000       $ 11.44
     --------------    --------        ----          -------     --------       -------

     $ 5.50 - 11.44     697,000        1.71          $  5.86      413,500       $  5.77
     ==============     =======        ====          =======      =======       =======

     COMPENSATION EXPENSE

     The Company recorded compensation expense of $2,249,362 and $-0- for the years ended December 31, 1998 and 1997, respectively for the value of certain options granted to non-employees of the Company ($770,612) and for the extension of options previously granted to an Officer and Director of the Company ($1,478,750). The valuation of the options and warrants granted to employees is based on the difference between the exercise price and the market value of the stock on the measurement date. The valuation of the options granted to non-employees is estimated using the Black-Scholes option pricing model.

     WARRANTS
     1995 BRIDGE LOAN

     In 1995, the Company borrowed $1,550,000 from a group of four lenders ("1995 Bridge Loan"). As additional consideration for the 1995 Bridge Loan, the Company issued an aggregate of 465,000 common stock purchase warrants to the lenders. Each warrant is exercisable to purchase one share of the Company's common stock at $2.00 per share in perpetuity. In 1997, 75,000 warrants were exercised and 390,000 warrants are outstanding at December 31, 1998.

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

7.   STOCK OPTIONS AND WARRANTS (CONTINUED)

     UNDERWRITER'S WARRANTS

     In connection with the Company's Initial Public Offering in 1996 the Company issued the Underwriter warrants to purchase up to 40,000 units of the Company's securities for $24.75 per unit. Each warrant is exercisable to purchase three shares of common stock and one redeemable common stock purchase warrant which is exercisable to purchase one share of common stock at $7.50 per share at anytime until April 24, 2001. The Underwriter's warrant is exercisable at anytime until April 24, 2001.

     In 1998 and 1997, 1,428 and 2,830, respectively, of the Underwriter's warrants were exercised and 35,742 are outstanding as of December 31, 1998.

     MARKETING AND DEVELOPMENT OPTIONS

     In 1998, the Company agreed to issue 200,000 stock options to an individual in consideration for a joint venture opportunity to develop and market various gum products. The options are exercisable at $9.00 per share at anytime until October 30, 2000.

8.   PREFERRED STOCK

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

9.   COMMITMENTS AND CONTINGENCIES
     LEASES

     The Company leases its office and packaging facilities, manufacturing and warehouse facilities and certain equipment under long-term leasing arrangements. The Company's manufacturing and warehouse facilities lease contains two three-year renewal options. In addition, the Company's office and packaging facilities contains a five year renewal option. The following is a schedule of future minimum lease payments at December 31, 1998 under the Company's capital leases (together with the present value of minimum lease payments) and operating leases that have initial or remaining noncancellable lease terms in excess of one year:

      YEAR ENDING                       CAPITAL
      DECEMBER 31,                      LEASES       FACILITIES         TOTAL
      ------------                      ------       ----------         -----
       1999                             $12,004      $  254,272      $  266,276
       2000                              12,004         277,950         289,954
       2001                               3,001         287,310         290,311
       2002                                  --         303,426         303,426
       2003                                  --         252,383         252,383
       Thereafter                            --         278,277         278,277
                                        -------      ----------      ----------
       Total Minimum Lease Payments      27,009      $1,653,618      $1,680,627
                                                     ==========      ==========

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

9.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     LEASES (CONTINUED)

     Less amount representing interest    2,753
                                        -------
     Present Value of Net Minimum
       Lease Payments                   $24,256
                                        =======

     Rental expense charged to operations was $193,152 and $187,826 for the years ended December 31, 1998 and 1997, respectively.

     Leased equipment under capital leases as of December 31, 1998 is as follows:

     Equipment                                                     $ 47,727
     Less accumulated depreciation                                  (26,250)
                                                                   --------
     Net Property and Equipment Under Capital Leases               $ 21,477
                                                                   ========

     THE YEAR 2000

     The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Costs of addressing potential problems are expensed as incurred and are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner. While the Company does not at this time anticipate significant problems with suppliers and customers, it has not developed Year 2000 contingency plans, other than the review and remedial actions described above and does not intend to do so unless it believes such plans are merited by the results of its continuing Year 2000 review.

10.  RELATED PARTY TRANSACTIONS

     In 1998, two former officers and directors of the Company repaid notes they owed to the Company of $250,000 plus $48,770 of accrued interest. In addition, the Company wrote off two notes receivable in the amount of $145,017 which included $24,344 of accrued interest in connection with the termination of two former officers of the Company.

11.  EMPLOYEE BENEFIT PLAN

     Effective September 1, 1997, the Company adopted a Simple Retirement Account Plan for employees who are not covered by any collective bargaining agreement. The Company shall make a matching contribution for each employee in an amount equal to each employees Salary Reduction Contributions for the Plan year of up to 3% of the employees compensation for the Plan year. The Company made matching contributions of $33,353 and $20,059 for the years ended December 31, 1998 and 1997, respectively. Each employee shall be fully vested at all times in his contribution and the Company's matching contributions.

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

12.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

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

     Sales to major customers, which comprised 10% or more of net sales, for the years ended December 31, 1998 and 1997 were as follows:

                                                 1998           1997
                                                 ----           ----
     Customer A                                  23.8%
     Customer B                                  38.3%          15.0%
     Customer C                                                 10.2%
     Customer D                                                 15.0%

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 1998:


                                                            1998
                                                  -------------------------
                                                  CARRYING       ESTIMATED
                                                   AMOUNT        FAIR VALUE
                                                   ------        ----------
     Financial Assets:
       Cash and cash equivalents                  $517,852        $517,852
       Restricted cash                              20,149          20,149

     Financial Liabilities:
       Long-term debt                            2,760,781       2,760,781

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

14.  SUBSEQUENT EVENTS

     FINANCING ARRANGEMENT

     In February  1999,  the Company  entered  into a financing  agreement  (the

                          GUM TECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

14.  SUBSEQUENT EVENTS (CONTINUED)

     FINANCING ARRANGEMENT (CONTINUED)

     "Agreement") with a Bank for the sale of its accounts receivable, up to $2,000,000, on a full recourse basis. Under the Agreement, the Company may sell its receivables to the Bank and obtain up to 80% of the receivables assigned and will receive the remaining 20% at the time of payment by the customer to the Bank. The Company will pay the Bank a factor management fee of 1% per month on the face amount of each outstanding invoice and an administrative fee of 1% per month of the average daily balance of funds advanced against factored invoices for each monthly period. The Agreement is collateralized by substantially all assets of the Company.

     LETTER OF INTENT FOR JOINT VENTURE

     In January 1999, the Company entered into a binding agreement with Gel Tech, Inc. ("Gel Tech") with respect to the formation of Gel Tech, L.L.C. ("LLC") for the purpose of developing, marketing and selling homeopathic remedies utilizing a zinc-based nasal gel technology or other homeopathic nasal gels. The Company and Gel Tech will contribute certain intellectual property rights relating to the product. The Company will provide a loan to the LLC of $3.5 million with interest at 8% per annum based on certain terms and conditions. The LLC will be managed by five managers, two of whom will be designated by the Company, two of whom will be designated by Gel Tech, and one of whom will be designated jointly by the Company and Gel Tech. The LLC will be owned 60% by the Company and 40% by Gel Tech. The Company and Gel Tech must negotiate and agree upon the form of a definitive operating agreement (the "Operating Agreement") to effectuate the letter of intent. The Operating Agreement will contain the specific terms of operation of the LLC and the duties and responsibilities of the Company and Gel Tech.

     The LLC will enter into employment agreements with four individuals and the Company will grant them options to acquire up to 190,000 shares of the Company's common stock at the fair market value of the common stock. The options will be nonqualified stock options, will have a term of five years from their grant date, 10,000 of which will vest on the date of grant and the remainder will vest on the first anniversary of the date of grant.

     LETTER OF INTENT FOR FINANCING

     On March 30, 1999, the Company entered into a letter of intent with Citadel Investment Group, L.L.C. ("Citadel") for $6,000,000 in financing. The financing consists of $4,000,000 of 8% Senior Secured Redeemable Notes and $2,000,000 of Redeemable Preferred Stock at a rate of 14% per annum. The interest on the Notes and dividends on the Preferred Stock may be paid in shares of common stock. In addition, the Preferred Stock shall be converted into common stock at 80% of the average closing bid price of the common stock during the 20 trading day period immediately preceding the maturity date. The Notes and Preferred Stock will have a term of two years from the date of issuance and 50% of the original issuance of the Notes and Preferred Stock shall be required to be redeemed within twelve months of their issuance. The financing is subject to negotiation of the Definitive Agreements and there can be no assurance that the financing will be completed by the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information regarding (i) Gum Tech's directors and executive officers is set forth under the caption "Information Concerning Directors and Executive Officers" and (ii) compliance with Section 16(a) is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in Gum Tech's Proxy Statement relating to its 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") and is incorporated by reference into this Annual Report on Form 10-KSB, which has been filed with the Commission in accordance with Rule 14a-6 promulgated under the Exchange Act. With the exception of the foregoing information and other information specifically incorporated by reference into this report, Gum Tech's 1999 Proxy Statement is not being filed as a part hereof.

ITEM 10. EXECUTIVE COMPENSATION

     Information regarding executive compensation is set forth under the caption "Executive Compensation" in the 1999 Proxy Statement, which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions of management is set forth under the caption "Certain Transactions and Relationships" in the 1999 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

EXHIBITS

     EXHIBIT NO.    TITLE
     -----------    -----

     3.01 Certificate of Incorporation and Amendments thereto of the Registrant(1)

     3.02           Bylaws of the Registrant(1)

     10.01          1995 Stock Option Plan(1)

     10.02          Amendment to Stock Option Plan(1)

     10.03          Employment Contract with Gary S. Kehoe(1)

     10.04          Employment Contract with William J. Hemelt (2)

     10.05          Settlement Agreement and Release with Gerald N. Kern (3)

     10.06 Form of Bridge Loan Agreement together with Exhibits thereto(1)

     10.07          Lease Agreement - Phoenix, Arizona manufacturing facility(1)

     10.08 Lease Agreement between Gum Tech and Beardsley & 1-17 L.L.C., for the lease of packaging/warehouse facility (3)

     10.09          Form of Convertible Note Dated February 20, 1997(4)

     10.10          Registration Rights Agreement(4)

     10.11          Installment Loan with Textron Financial Corporation (3)

     10.12          Form of Manufacturing Agreement

     23             Consent of Angell & Deering

     27             Financial Data Schedule
----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 declared effective by the Commission on April 24, 1996, file number 333-870.

(2) Incorporated by reference to the Registrant's Report on Form 10-QSB for the quarter ending September 30, 1998, file number 000-27646.

(3) Incorporated by reference to the Registrant's Report on Form 10-KSB for the year ending December 31, 1997, file number 000-27646.

(4)  Incorporated by reference to the Registrant's Form 8-K filed March 6, 1997.

REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on March 31, 1999.

                                      GUM TECH INTERNATIONAL, INC.


                                      By: /s/ Gary S. Kehoe
                                          ---------------------------------
                                          Gary S. Kehoe
                                          President and Chief Operating Officer

     Pursuant to the requirements of the Securities Act of 1933, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

         SIGNATURE                        TITLE                        DATE

/s/ Bruce Jorgenson            Chairman of the Board             March 31, 1999
----------------------         of Directors
Bruce Jorgenson

/s/ Gary S. Kehoe              President and Chief               March 31, 1999
----------------------         Operating Officer and
Gary S. Kehoe                  Director

/s/ William Yuan               Director                          March 31, 1999
----------------------
William Yuan

/s/ William Boone              Director                          March 31, 1999
----------------------
William Boone

/s/ W. Brown Russell           Director                          March 31, 1999
----------------------
W. Brown Russell

/s/ William J. Hemelt
----------------------         Chief Financial Officer           March 31, 1999
William J. Hemelt