Form 10KSB/A
period 1998-12-31
GUMTECH INTERNATIONAL INC \UT\
filed 1999-04-30
CIK 1006195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-KSB/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-27646

                          GUM TECH INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)


                  UTAH                                   87-0482806
      (State or Other Jurisdiction          (I.R.S. Employer Identification No.)
    of Incorporation or Organization)

         246 East Watkins Street                            85004
               Phoenix, Az                               (Zip Code)
(Address of principal executive offices)

                                 (602) 252-1617
                (Issuer's Telephone Number, Including Area Code)

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                            No Par Value Common Stock
                                (Title of Class)

    Check whether the Registrant  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    The Registrant's revenues for its year ended December 31, 1998 were $5,272,547.

    As of April 27, 1999, 7,273,087 shares of the Registrant's no par value Common Stock were outstanding. As of April 27, 1999, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was $69,711,860 based upon a closing price of $10.00 per share of Common Stock on the Nasdaq National Market.

                       Documents Incorporated By Reference

                                      None

                                    PART III

ITEM 9. INFORMATION CONCERNING DIRECTORS, NOMINEES, AND EXECUTIVE OFFICERS

     The following sets forth certain information with respect to Directors, nominees to the Board of Directors, and executive officers of the Company.

         Name                Age      Position With Company and Tenure
         ----                ---      --------------------------------

Bruce A. Jorgenson, M.D.     55       Chairman of the Board of Directors since
                                      1998, Director since 1997

Gary S. Kehoe                40       President since 1998 and Chief Operating
                                      Officer and Director since 1995

William D. Boone             51       Director since 1998

William J. Hemelt            45       Secretary, Treasurer, Chief Financial
                                      Officer since June, 1998 (Principal
                                      Financial Officer)

W. Brown Russell, III        43       Director of Investor Relations and Legal
                                      and Director since 1998

William A. Yuan              38       Director since 1998

     Bruce A. Jorgenson, M.D. is a pediatrician in Layton, Utah for Wee Care Pediatrics, one of the largest pediatric care centers in the state of Utah. In 1986, Dr. Jorgenson founded Wee Care Pediatrics and was the sole proprietor until April 1998, when he sold the practice to Kelson Physician Partners. Dr. Jorgenson earned his Doctor of Medicine from Temple University.

     Gary S. Kehoe joined the Company in 1995 as a Director and Chief Operating Officer. He was responsible for construction and start-up of the Company's manufacturing facility and research and development of gum products. In February 1998 the Board of Directors elected Mr. Kehoe President of the Company. Prior to joining the Company in 1995, Mr. Kehoe was employed by Planters/LifeSavers, a division of Nabisco Food Group in various capacities, including Senior Food Technologist, where he was responsible for functional and nutriceutical products in the confectionery division. He developed or co-developed several new technologies, processes, and products involving CareFree, Bubble Yum, Fruit Stripe, and Beech Nut chewing gums and is listed as inventor or co-inventor on 22 U.S. Patents filed by Nabisco and Gum Tech.

     William D. Boone was elected to the Board of Directors in February 1998, and served as a manufacturing consultant to the Company in early 1998. Mr. Boone has 30 years experience in small business management and sales growth, including co-founding and co-managing Trade Printers, Inc., a Phoenix-based wholesale printing manufacturer which he subsequently sold.

     William J. Hemelt joined the Company in June 1998 as its Chief Financial Officer, Treasurer, and Secretary. From 1980 to 1997, Mr. Hemelt held a variety of financial positions with Arizona Public Service Company, Arizona's largest utility, including 6 years as Treasurer and 4 years as Controller. Mr. Hemelt earned a Master of Business Administration and a Bachelor of Science in Electrical Engineering from Lehigh University.

     W. Brown Russell, III was elected to the Board of Directors in February 1998. Subsequently, he joined the Company as Special Advisor to the President before assuming his current position as Director of Investor Relations and Legal. Before joining Gum Tech, Mr. Russell operated Brown Russell Investment Services, Inc., a private money management firm. From 1987 to 1994, Mr. Russell was the President of Capital Investment Properties, a real estate and property management firm based in Athens, Georgia. During this time, Mr. Russell was also a partner in the law firm of Russell & Russell. Mr. Russell earned a Juris Doctorate and Bachelor of Arts from the University of Georgia.

     William A. Yuan has been a Director of the Company since 1998. Mr. Yuan is President and Chief Executive Officer of Reliance Management, LLC. From 1985 until 1996, Mr. Yuan was employed by Merrill Lynch and Salomon Smith Barney in various positions. Mr. Yuan earned a Bachelor of Science in Economics from Cornell University.

     All Directors' terms are on an annual basis. In February 1998 Messrs. Gerald N. Kern, Robert J. Kwait, Jack Kessler, and Paul Peckman resigned as directors. In March 1998, William G. Meris resigned as a director. In May 1998, Mr. Richard Ratcliff resigned as a director. Jeffrey L. Bouchy resigned as Principal Financial Officer in June 1998.

Meetings of the Board of Directors

     During the fiscal year ended December 31, 1998, the Company's Board of Directors held 11 meetings, either in person or by consent resolution. All directors attended or participated in at least 75% of those meetings and the total number of meetings held by all committees of the board on which they served.

Audit Committee

     In 1998 the Company's Board of Directors elected Dr. Bruce A. Jorgenson, William Boone, William A. Yuan, and W. Brown Russell to the Audit Committee. The functions of the Audit Committee are to receive reports with respect to loss contingencies, the public disclosure or financial statement notation of which may be legally required; annually review and examine those matters that relate to a financial and performance audit of the Company's employee plans; recommend to the Company's Board of Directors the selection, retention, and termination of the Company's independent accountants; review the professional services, proposed fees and independence of such accountants; and provide for the periodic review and examination of management performance in selected aspects of corporate responsibility. The Audit Committee held one meeting during fiscal 1998.

Compensation Committee

     In 1998 the Company's Board of Directors elected Dr. Bruce A. Jorgenson and William Boone to the Compensation Committee. The functions of the Compensation Committee are to review annually the performance of the President and of the other principal officers whose compensation is subject to the review and recommendation by the Compensation Committee to the Company's Board of Directors. Additionally, the Compensation Committee is to review compensation of outside directors for service on the Company's Board of Directors and for service on committees of the Company's Board of Directors, and to review the level and extent of applicable benefits provided by the Company with respect to automobiles, travel, insurance, health and medical coverage, stock options and other stock plans and benefits. The Compensation Committee held one meeting during fiscal 1998.

Director Compensation

     The Company's nonemployee directors receive reimbursement for out-of-pocket expenses incurred in attending Board of Directors' meetings and have been granted stock options under the Company's 1995 Stock Option Plan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, ("the Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Such officers, directors and shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms were required for such persons, the Company believes that during the fiscal year ended December 31, 1998, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with except as set forth below.

     In connection with the 1998 repricing of his options, Gary Kehoe filed his 1998 Form 5 in April 1999.

ITEM 10. EXECUTIVE COMPENSATION

     The following table discloses certain compensation paid to the Company's Chief Executive Officers for the years ended December 31, 1996, 1997, and 1998. Mr. Gerald N. Kern, the Company's former Chief Executive Officer, resigned in February 1998 and was replaced by Mr. Gary S. Kehoe. No other executive officer of the Company at December 31, 1998 earned more than $100,000 in annual compensation during the fiscal year ended December 31, 1998.

                                            Summary Compensation Table

                                  Annual Compensation                           Long-Term Compensation
                             --------------------------------    ------------------------------------------------
                                                                               Awards            Payouts
                                                                             Securities
                                                       Other                   Under-
                                                      Annual     Restrict-     lying                    All Other
       Name and                                       Compen-    ed Stock     Options/        LTIP      Compen-
Principal Position    Year    Salary       Bonus      sation     Award(s)       SARs         Payouts     sation(1)
------------------    ----    ------       -----      ------     --------       ----         -------    ---------
Gary S. Kehoe         1998  $ 95,000     $30,000(2)       0         0         188,000(3)        0      $  2,847
President, Chief      1997  $ 84,333     $20,000(4)       0         0          88,000(5)        0      $    880
Operating Officer     1996  $ 75,417     $20,000          0         0         100,000(5)        0             0

Gerald N. Kern(5)     1998  $ 25,000(6)        0     $1,200(7)      0         100,000(8)        0      $200,500(9)
Former Chief          1997  $160,483     $36,080     $8,800(7)      0         156,500(10)       0      $  1,750
Executive Officer     1996  $ 56,250           0          0         0         300,000(10)(11)   0             0

----------
(1) Includes Company matching contributions under the Company's SRA/IRA defined contribution program.
(2)  Includes $10,000 that was accrued in 1998 but paid in 1999.
(3) Represents options originally granted in prior years that were repriced in 1998. (See footnote 5 below). In accordance with SEC rules, these options are reported as options granted during the fiscal year 1998 as a result of the repricing of these options in April 1998. See "Repricing of Options" for additional information regarding this repricing.
(4)  Includes $10,000 that was accrued in 1997 but paid in 1998.
(5) Each option was repriced to $5.625 per share in April 1998, equal to the fair market value on the date of repricing.
(6)  Mr. Kern resigned in February 1998.
(7)  Automobile allowance paid to Mr. Kern.
(8) Represents options granted pursuant to Mr. Kern's termination agreement (See "Related Transactions").
(9) Includes $200,000 severance payment pursuant to Mr. Kern's termination agreement (See "Related Transactions").
(10) These options were subsequently canceled pursuant to Mr. Kern's termination agreement.
(11) Excludes option to purchase 50,000 shares acquired from Mr. Ratcliff, former Board Chairman and Chief Executive Officer.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table provides information on option grants during the year ended December 31, 1998 to the named executive officers:


                      Number of      Percent of Total
                      Securities         Options/
                      Underlying       SARs Granted     Exercise Or
                     Options/SARs    To Employees In     Base Price   Expiration
    Name              Granted (#)     Fiscal Year (1)      ($/Sh)        Date
--------------       ------------    ---------------     ----------   ----------
Gary S. Kehoe         100,000(1)           11.0%          $5.625       12/30/99
                       88,000(1)            9.7%          $5.625       9/23/00

Gerald N. Kern        100,000(2)           11.0%          $5.81        2/10/99

(1) Represents options originally granted in prior years that were repriced in 1998. In accordance with SEC rules, these options are reported as options granted during the fiscal year 1998 as a result of the repricing of these options in April 1998. See "Repricing of Options" for additional information regarding this repricing.
(2) Represents options granted pursuant to Mr. Kern's termination agreement (See "Related Transactions").

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES

         The following table provides information on the value realized by the exercise of options by the named executive officers during 1998 and the value of the named executive officer's unexercised options at December 31, 1998.

                                                  Number Of
                                                 Securities           Value Of
                                                 Underlying         Unexercised
                     Shares                      Unexercised        In-The-Money
                    Acquired                    Options/SARs        Options/SARs
                       On          Value        At FY-End (#)      At FY-End ($)
                    Exercise      Realized      Exercisable/        Exercisable/
    Name               (#)           ($)        Unexercisable      Unexercisable
--------------      --------      -------       -------------      -------------
Gary S. Kehoe         50,000     $175,000       144,000/44,000   $297,000/90,750
Gerald N. Kern       100,000     $142,501             0/0               0/0


                              REPRICING OF OPTIONS

         In April 1998, the Company's Board of Directors approved a repricing of all outstanding options held by employees, including officers, of the Company. In connection with this repricing, the Board of Directors determined that the imbalance between the original exercise price of the options held by the employees and the lower market price of the Common Stock that prevailed in early 1998 was not an appropriate incentive to achieve the Company's long-term goals. The repriced options have exercise prices of $5.625 per share, equal to the fair market value on the date of repricing. Except for the new exercise price, the terms of the options remain the same.

                           Bruce Jorgenson, Chairman
                                 Gary S. Kehoe
                                  William Yuan
                                 William Boone
                                W. Brown Russell

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth information, as of April 30, 1999, with respect to the number of shares of Common Stock of the Company beneficially owned by individual directors, by all directors and officers of the Company as a group, and by persons known by the Company to own more than 5% of the Company's Common Stock. All shares are owned beneficially and of record. The address of all persons (unless otherwise noted in the footnotes below) is in care of the Company at 246 E. Watkins Street, Phoenix, Arizona 85004.

                                                                     Percent of
                                                   Number of        Common Stock
Name of Beneficial Owner and Address                Shares             Owned
------------------------------------                ------             -----
Gary S. Kehoe(1)                                    234,000             3.2
William D. Boone(2)                                  91,630             1.2
William A. Yuan(3)                                   10,071             0.1
W. Brown Russell, III(4)                             63,500             0.9
Bruce A. Jorgenson(5)                               190,700             2.6
William J. Hemelt (6)                                31,000             0.4
All directors and                                   620,901             8.2
officers as a group (7)
(6 persons)

----------
(1)  Includes options to purchase 144,000 shares at $5.625 per share.
(2) Includes options to purchase 10,000 shares at $6.88 per share and 50,000 shares at $5.625 per share.
(3)  Includes  options to purchase 10,000 shares at $5.81 per share.
(4) Includes options to purchase 10,000 shares at $6.88 per share and 50,000 shares at $5.625.
(5)  Includes options  to  purchase  20,000  shares  at $11.44  per  share.
(6)  Includes options to purchase 25,000 shares at $5.50 per share.
(7) Does not include shares beneficially owned by Gerald Kern, a former Chief Executive Officer.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since 1994, the Company has purchased an ingredient used in its ChromaTrim gum product from Interhealth Nutritionals, Inc., ("Interhealth"), a company in which Mr. Ratcliff was formerly a member of the Board of Directors. Mr. Ratcliff was a member of the Company's Board until April 1998. The Company did not pay a different price for the ingredient during the time Mr. Ratcliff was a member of Interhealth's Board of Directors and the Company believes that the price it has paid and currently pays for the ingredient is fair, reasonable and consistent with prices charged by unaffiliated suppliers.

     On February 10, 1998, the Company entered into a Settlement Agreement and Release with Mr. Kern pursuant to his resignation as Chief Executive Officer. The Agreement includes a severance package including payment of $200,000, the forgiveness of $116,000 of debt and officer's advances owed to the Company, and options to acquire 100,000 shares of the Company's Common Stock, which are exercisable by Mr. Kern for up to one year at $5.81 per share. In addition, in connection with the severance, all of Mr. Kern's existing options were cancelled.

     The Company believes that the terms of all agreements described above which involve the Company's officers, directors, principal shareholders or affiliates are fair, reasonable and consistent with terms that the Company could obtain from unaffiliated third parties. All future agreements with officers, directors, principal shareholders and affiliates will be approved by a majority of the Company's disinterested directors.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on April 30, 1999.

                                             GUM TECH INTERNATIONAL, INC.


                                             By: /s/ William J. Hemelt
                                                 ------------------------
                                                 William J. Hemelt
                                                 Chief Financial Officer


      Pursuant to the requirements of the Securities Act of 1933, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

         Signature                       Title                          Date
         ---------                       -----                          ----

/s/ Bruce Jorgenson           Chairman of the Board               April 30, 1999
----------------------        of Directors
Bruce Jorgenson

/s/ Gary S. Kehoe             President and Chief                 April 30, 1999
----------------------        Operating Officer and
Gary S. Kehoe                 Director

/s/ William Yuan              Director                            April 30, 1999
----------------------
William Yuan

/s/ William Boone             Director                            April 30, 1999
----------------------
William Boone

/s/ W. Brown Russell          Director                            April 30, 1999
----------------------
W. Brown Russell

/s/ William J. Hemelt         Chief Financial Officer             April 30, 1999
----------------------
William J. Hemelt