Form 10QSB
period 1999-03-31
GUMTECH INTERNATIONAL INC \UT\
filed 1999-05-17
CIK 1006195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No[ ]

There are 7,273,087 shares of the registrant's common stock, no par value outstanding as of May 5, 1999.

                          GUM TECH INTERNATIONAL, INC.
                                   FORM 10-QSB
                                      INDEX

Part I   Financial Information                                            Page

         Item 1. Condensed Balance Sheet as of
                 March 31, 1999                                             1

                 Condensed Statements of Operations
                 for the three months ended March 31, 1999
                 and 1998                                                   3

                 Condensed Statements of Cash Flows
                 for the three months ended March 31, 1999
                 and 1998                                                   4

                 Notes to Condensed Financial Statements                    5

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              6

Part II  Other Information and Signatures                                   9

         Item 1. Legal Proceedings                                         12

         Item 5. Other Information                                         12

         Item 6. Exhibits and Reports on Form 8-K                          13

         Signatures                                                        14

ITEM 1. FINANCIAL STATEMENTS

                          GUM TECH INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 1999
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                         $   246,264
  Restricted cash                                                        20,286
  Accounts receivable, net of allowance for
    doubtful accounts of $35,284                                      2,024,971
  Inventories                                                         1,585,767
  Prepaid expenses and other                                             60,606
                                                                    -----------

    Total Current Assets                                              3,937,894
                                                                    -----------

Property and Equipment, at cost:
  Machinery and production equipment                                  4,391,897
  Office furniture and equipment                                        238,919
  Leasehold improvements                                                364,593
                                                                    -----------

  Total Property and Equipment                                        4,995,409

  Less accumulated depreciation                                      (1,409,018)
                                                                    -----------

    Net Property and Equipment                                        3,586,391
                                                                    -----------

Other Assets:
  Intangible assets, net of accumulated
    amortization of $198,179                                             73,202
  Deposits and other                                                    513,593
                                                                    -----------

    Total Other Assets                                                  586,795
                                                                    -----------

    Total Assets                                                    $ 8,111,080
                                                                    ===========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                          GUM TECH INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 1999
                                   (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable                                               $  1,077,668
    Accrued interest                                                     38,738
    Customer deposits                                                    48,167
    Reserve for customer returns                                        116,790
    Current portion of long-term debt                                   390,622
                                                                   ------------

      Total Current Liabilities                                       1,671,985
                                                                   ------------

Long Term Debt, net of current portion above:
    Financial institutions and other                                  2,147,087
    Obligations under capital leases                                     21,807
    Less current portion above                                         (390,622)
                                                                   ------------

      Total Long Term Debt                                            1,778,272
                                                                   ------------

Commitments and Contingencies                                                --

Stockholders' Equity:
  Preferred stock:  no par value, 1,000,000 shares authorized,
    none issued or outstanding                                               --
  Common stock: no par value, 10,000,000 shares authorized,
  7,144,061 shares issued and outstanding                            16,655,703
  Additional paid in capital                                          2,915,152
  Accumulated deficit                                               (14,910,032)
                                                                   ------------

    Total Stockholders' Equity                                        4,660,823
                                                                   ------------

    Total Liabilities and Stockholders' Equity                     $  8,111,080
                                                                   ============

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three months ended March 31,
                                                    ----------------------------
                                                         1999          1998
                                                     -----------    -----------

Net sales                                            $ 2,445,556    $ 1,104,431

Cost of sales                                          1,840,879        789,828
                                                     -----------    -----------

    Gross Profit                                         604,677        314,603

Operating expenses                                       951,171      3,269,269
Research and development                                 119,769        114,471
                                                     -----------    -----------

    Income  (Loss) From Operations                      (466,263)    (3,069,137)
                                                     -----------    -----------

Other Income (Expense):
  Interest and other income                                8,769         42,808
  Interest expense                                      (110,154)      (123,926)
                                                     -----------    -----------

    Total Other Income (Expense)                        (101,385)       (81,118)
                                                     -----------    -----------

Income (Loss) Before Provision For Income Taxes         (567,648)    (3,150,255)

Provision (benefit) for income taxes                          --             --
                                                     -----------    -----------

Net Income (Loss)                                    $  (567,648)   $(3,150,255)
                                                     ===========    ===========

Net Income (Loss) Per Share of Common Stock:
  Basic:
    Weighted Average Number of Common Shares
      Outstanding                                      6,999,928      5,857,571
                                                     ===========    ===========
    Net Income (Loss) Per Share of Common Stock      $     (0.08)   $     (0.54)
                                                     ===========    ===========

  Diluted:
    Weighted Average Number of Common Shares
      Outstanding                                      6,999,928      5,857,571
                                                     ===========    ===========
    Net Income (Loss) Per Share of Common Stock      $     (0.08)   $     (0.54)
                                                     ===========    ===========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three months ended March 31,
                                                             --------------------------
                                                                 1999           1998
                                                             -----------    -----------
Cash Flows From Operating Activities:
  Net income (loss)                                          $  (567,648)   $(3,150,255)
  Adjustments to reconcile net income (loss) to net
    cash (used) by operating activities:
      Depreciation                                               113,676         67,323
      Amortization                                                41,653         13,939
      Compensation from forgiveness of note receivable                --         66,000
      Compensation from issuance of stock options                     --      1,478,750
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable              (562,332)       248,186
        Decrease in employee receivable                               --         61,054
        Decrease in current portion of notes receivable               --        148,012
        (Increase) decrease in inventories                       310,394        (48,130)
        Decrease in prepaid expenses and other                       245          8,074
        (Increase) decrease in deposits and other               (234,599)        53,313
        Increase (decrease) in accounts payable and
          accrued expenses                                      (235,110)        29,183
        Increase in customer returns and allowances               81,790             --
        Increase in customer deposits                             13,404         34,549
                                                             -----------    -----------
      Net Cash (Used) By Operating Activities                 (1,038,527)      (990,002)
                                                             -----------    -----------

Cash Flows From Investing Activities:
      Capital expenditures                                      (151,840)       (21,780)
                                                             -----------    -----------
      Net Cash (Used) By Financing Activities                   (151,840)       (21,780)
                                                             -----------    -----------

Cash Flows From Financing Activities:
      Principal payments on notes payable                        (91,892)       (80,487)
      Issuance of common stock upon exercise of options
        and warrants                                           1,010,671         36,000
      Debt issuance costs incurred                                    --        (11,733)
                                                             -----------    -----------
      Net Cash Provided (Used) By Financing Activities           918,779        (56,220)
                                                             -----------    -----------
      Net Increase (Decrease) in Cash and Cash Equivalents      (271,588)    (1,068,002)
      Cash and Cash Equivalents at Beginning of Period           517,852      3,607,913
                                                             -----------    -----------
      Cash and Cash Equivalents at End of Period             $   246,264    $ 2,539,911
                                                             ===========    ===========

Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for:
        Interest                                             $    72,212    $   125,451
        Income taxes                                                  --             --

Supplemental Disclosure of Non Cash Investing and
  Financing Activities:
    Conversion of notes payable into common stock            $   499,995    $        --

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                          GUM TECH INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1999. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission.

2. As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The basic and diluted earnings per share are the same since the Company had a net loss for all periods presented and the inclusion of stock options and other incremental shares would be antidilutive. Options, warrants and other incremental shares to purchase 1,371,668 and 2,819,812 shares of common stock at March 31, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Gum Tech develops and manufactures specialty chewing gum products for branded and private label customers, as well as products marketed under its own brand labels. Specialty chewing gums include vitamins, herbals and active over-the-counter drug ingredients formulated to provide specific health-related benefits to the user. Gum Tech currently targets four market segments: oral care, smoking cessation, dietary supplement, and over-the-counter (OTC) drug. A substantial majority of Gum Tech's sales currently are attributable to products developed, manufactured and packaged by Gum Tech for marketing and sale by major branded and private label consumer products companies.

     Gum Tech recently announced a joint venture with BioDelivery Technologies, Inc. to manufacture, market and distribute Zicam(TM), a nasal gel formula. Under an operating agreement that was signed on May 6, 1999, Gum Tech and BioDelivery Technologies transferred their respective interest in the patent rights to the nasal gel technology in exchange for membership interests in Gel Tech LLC, a recently formed Arizona limited liability company. Gum Tech has a 60% interest in the capital and profits of the joint venture and has agreed to provide $3.5 million of capital to the joint venture.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

     Although the Gel Tech operating agreement was not signed until May 6, 1999 Gum Tech and Gel Tech Inc., the predecessor to Gel Tech LLC, began initial marketing and distribution of Zicam in the first quarter of 1999. For the three months ended March 31,1999, revenues and expenses for Zicam incurred by Gum Tech are included in Gum Tech's results of operations for the period. However, expenses incurred by Gel Tech Inc. of approximately $75,000 during the period on behalf of this venture are not reflected. Pursuant to the operating agreement, both parties will be reimbursed by Gel Tech LLC immediately following Gum Tech's infusion of capital into Gel Tech LLC, for their net out-of-pocket expenses incurred prior to the date of the operating agreement. For future periods, Gum Tech will be reporting financial results of Gel Tech LLC on a consolidated basis, but will identify certain information by its two business segments chewing gum operations and Zicam operations.

     The following table details certain financial information for Gum Tech's chewing gum operations and Zicam operations for the three months ended March 31, 1999:


                                      Chewing gum       Zicam       Consolidated
                                      -----------     ---------     ------------
Net sales                             $ 2,077,464     $ 368,092     $ 2,445,556
Cost of sales                           1,661,193       179,686       1,840,879
                                      -----------     ---------     -----------
Gross profit                              416,271       188,406         604,677

Operating expenses                        622,562       328,609         951,171
Research and development                  119,769             0         119,769
                                      -----------     ---------     -----------
Income (Loss) from operations            (326,060)     (140,203)       (466,263)
Interest and other income                   8,769             0           8,769
Interest expense                          110,154             0         110,154
                                      -----------     ---------     -----------
Net income (loss)                     $  (427,445)    $(140,203)    $  (567,648)
                                      ===========     =========     ===========

Net Assets                            $ 7,862,553     $ 248,727     $ 8,111,080
                                      ===========     =========     ===========

     The remainder of this discussion addresses Gum Tech's chewing gum operations compared to those operations in the prior year period. Certain information is set forth below, expressed in dollars and as a percentage of net sales for the periods indicated:

                                            Three Months Ended March 31,
                                   ---------------------------------------------
                                           1999                    1998
                                   --------------------    ---------------------
Net sales                          $ 2,077,464     100%    $ 1,104,431     100%
Cost of sales                        1,661,193      80         789,828      72
                                   -----------     ---     -----------    ----
Gross profit                           416,271      20         314,603      28
Operating expenses                     622,562      30       3,269,269     296
Research and development               119,769       6         114,471      10
                                   -----------     ---     -----------    ----
Income (Loss) from operations         (326,060)    (16)     (3,069,137)   (278)
Interest and other income                8,769      --          42,808       4
Interest expense                       110,154       5         123,926      11
Provision (benefit) for income
  taxes                                     --      --              --      --
                                   -----------     ---     -----------    ----
Net income (loss)                  $  (427,445)    (21)%   $(3,150,255)   (285)%
                                   ===========     ===     ===========    ====

     NET SALES. Net sales increased to approximately $2.1 million for the three months ended March 31, 1999, or 88% above the prior year's level of $1.1 million. The majority of gum sales in the first quarter were attributable to sales of Accutrim(TM), Chooz(R) and Aspergum(R) to Heritage Consumer Products, dental gum for two Ranir/DCP private label customers, Breath Asure Dental Gum
(TM) , and several different gum products for PharmaGreen Ltd. Principal sales in the 1998 period were attributable to sales of energy and diet gums to Herbalife and retail sales of Cigarest, a smoking cessation product.

     COST OF SALES. Cost of sales increased to approximately $1.7 million principally reflecting the higher level of sales.

     GROSS PROFIT. Gross profit increased by approximately $100,000 in 1999 over the prior year due to the increase in sales. The increase was reduced in part by a reduced profit margin realized on the products sold in 1999 versus the prior year. Sales in the first quarter of 1998 included a substantial amount of sales of Cigarest gum which were sold at relatively higher retail profit margins.

     OPERATING EXPENSES. Operating expenses were approximately $623,000, or $2.6 million below the prior year's level. The 1998 period included approximately $2.1 million of one-time expenses associated with the extension of options to a former board member and severance costs associated with Gum Tech's re-structuring in early 1998. Adjusting for these two items, 1998 expenses were $1.19 million. The $568,000 decrease in 1999 from this level of expense is largely attributable to decreases in marketing and advertising expenses associated with the aforementioned change in corporate strategy.

     INTEREST AND OTHER INCOME. Interest and other income decreased due to a lower level of cash balances.

     INTEREST EXPENSE. Interest expense for the first quarter was $110,000, approximately $13,000 below the 1998 level due to a reduction in the amount of debt outstanding. The decrease in interest for the first three months of 1999 was offset in part by the conversion into common stock of approximately $500,000 of Gum Tech's convertible debt, resulting in an accelerated expensing of debt issuance costs of $32,000.

     NET INCOME (LOSS). Net loss for the 1999 period was approximately $427,000. Exclusive of the one- time operating expense items in 1998 noted above, the loss in 1998 was $1,072,000. The improvement in net loss is attributable to the increase in sales and decreased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999 Gum Tech's working capital was approximately $2.3 million compared to $2.2 million at December 31, 1998. During the period, Gum Tech experienced a decrease in cash used by operating activities of $1.0 million. Of this decrease, approximately $400,000 was attributable to the net loss incurred for the period, $370,000 in losses and start-up costs of Zicam and a $200,000 reduction in accounts payable.

     Investing activities consumed $152,000 of cash for the three months ended March 31, 1999 compared to $22,000 of cash used in the same period in 1998. The amount for 1999 reflects capital expenditures incurred for the continuing improvement and expansion of Gum Tech's gum production capability.

     Financing activities provided approximately $900,000 in cash for the three months ended March 31, 1999 compared to a small amount used in 1998. The 1999 amount largely reflects cash received through the exercise of common stock options and warrants in the period.

     In February 1999, Gum Tech entered into a $2.0 million financing arrangement with a commercial bank for the sale of accounts receivable submitted to the bank. To date, Gum Tech has not borrowed under this facility, and may cancel the facility, at any time, without penalty. Gum Tech intends to cancel this facility if the financing arrangement with Citadel Investment Group is completed.

     On March 30, 1999, Gum Tech announced that it had entered into a letter of intent with Citadel Investment Group L.L.C. for $6 million of combined senior debt and preferred equity. The letter of intent provides that Gum Tech may redeem the debt and repurchase the preferred stock with common stock rather than cash, at Gum Tech's option, within the next two years. The primary purpose of the private placement is to raise funds to finance the initial development and operations of Gel Tech LLC. The proposed private placement is subject to the negotiation and delivery of a definitive purchase agreement and related documents and the completion of satisfactory due diligence by the purchaser. As a result, there can be no assurance that Gum Tech will be able to successfully complete this proposed private placement or that the principal terms will not be materially different then outlined above. The securities to be offered in this proposed private placement will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Certain written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities & Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such statements may include, but may not be limited to, projections of revenues, income or loss, estimate of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Specifically, this report contains forward-looking statements concerning plant efficiencies and capacities, capital spending, research and development, and other projected expenses, among others. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. The statements included in this report, particularly those contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in the Notes to the Company's Financial Statements, describe factors that could contribute to or cause such differences. These factors include, among others, less than anticipated demand for Gum Tech's chewing gum products, a lack of market acceptance for or uncertainties concerning the efficacy of Zicam, a failure to complete the proposed financing with Citadel, a decrease in the level of reorders from existing customers, financial difficulties encountered by one or more of Gum Tech's principal customers, difficulties in obtaining additional capital for marketing, research and development, and other expenses, the possibility of material charges incurred as a result of prior activities, aggressive pricing and marketing efforts by rival gum manufacturers, unavailability of third-party material products at reasonable prices, inventory obsolescence due to shifts in market demand, and material litigation involving product liabilities and consumers issues. These potential risks and uncertainties, together with those mentioned below and elsewhere in this report, could affect Gum Tech's future operating results, financial condition, and the market price of its common stock.

DATA PROCESSING AND TECHNOLOGY AND YEAR 2000

     Gum Tech recognizes the potential business impacts related to the Year 2000 computer system issue and has implemented a plan to assess and improve the Company's state of readiness with respect to such issues. The "Year 2000 issues" refers to the risk that systems, products, and equipment having date-sensitive components will not recognize dates after December 31, 1999. These risks are derived predominantly from the fact that many software programs have historically categorized the "year" in a two-digit format. The Year 2000 issue creates potential risks for Gum Tech in it information technology and non-information technology systems used in its business operations. Gum Tech also may be exposed to risks from third parties with whom Gum Tech interacts that fail to adequately address their own Year 2000 issue.

     In recognition of the Year 2000 issue, Gum Tech has started a comprehensive review of all information technology and non-information technology systems that it uses. This review includes testing and analysis of third parties supplying information technology and non-information technology systems, computer hardware and software products and components, and other equipment to Gum Tech.

     As a result of its review to date, Gum Tech has determined that certain of its internal software systems may be inadequate for its future business needs, and may need to be updated, because of various considerations, including Year 2000 non-compliance. Gum Tech expects to make necessary modifications or changes to its computer information systems, related to Year 2000 non-compliance, prior to the Year 2000. Gum Tech believes the costs of modification to the current information technology systems will not have a material affect on its financial position or results of operations.

     At this time, Gum Tech has not developed Year 2000 contingency plans, other than the review and remedial actions described above, and does not intend to do so unless the Company believes such plans are merited by the results of its continuing Year 2000 review.

     If Gum Tech or the third parties with which it has relationships were to cease or not successfully complete their Year 2000 re-mediation efforts, Gum Tech could encounter disruptions to its business that could have a material adverse effect on its business, financial position and results of operations. Gum Tech also could be materially and adversely impacted by widespread economic or financial market disruption caused by Year 2000 computer system failures.

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

     None

ITEM 5. OTHER

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

           3.1 Amended and Restated Articles of Incorporation of the Company, dated March 24, 1995 (incorporated by reference to Exhibit 3.01 to Registrant's Registration Statement on Form SB-2, file number 333-870)

           3.2      Articles of Amendment of the Company, dated July 17, 1998.

           3.3 Amended Bylaws of the Company (incorporated by reference to Exhibit 3.02 to Registrant's Registration Statement on
                    Form SB-2, file number 333-870)

           3.4      Amended Bylaws of the Company, dated April 24, 1998.

           10.1     Operating Agreement of Gel Tech, L.L.C.

           27       Financial Data Schedule

           99.1 Press Release relating to Gel Tech, L.L.C. Operating Agreement dated May 6, 1999

      B.  Reports on Form 8-K

          None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    Gum Tech International, Inc.

                                                    /s/ Gary S. Kehoe
                                                    ----------------------------
                                                    Gary S. Kehoe
                                                    President and
                                                    Chief Operating Officer

                                                    /s/ William J. Hemelt
                                                    ----------------------------
                                                    William J. Hemelt
                                                    Chief Financial Officer,
                                                    Treasurer & Secretary


May 15, 1999