Form 10QSB
period 1999-06-30
GUMTECH INTERNATIONAL INC \UT\
filed 1999-08-16
CIK 1006195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

There are 7,519,845 shares of the registrant's common stock, no par value outstanding as of August 2, 1999.

                          GUM TECH INTERNATIONAL, INC.
                                   FORM 10-QSB
                                      INDEX

Part I    Financial Information                                             Page

          Item 1. Condensed Consolidated Balance Sheet
                  as of  June 30, 1999                                        1

                  Condensed Consolidated Statements of
                  Operations for the three months ended
                  June 30, 1999 and 1998                                      3

                  Condensed Consolidated Statements of
                  Operations for the six months ended
                  June 30, 1999 and 1998                                      4

                  Condensed Consolidated Statements of
                  Cash Flows for the six months ended
                  June 30, 1999 and 1998                                      5

                  Notes to Condensed Consolidated
                  Financial Statements                                        6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               8

Part II   Other Information and Signatures

          Item 1. Legal  Proceedings                                         19

          Item 2. Change in Securities                                       19

          Item 6. Exhibits and Reports on Form 8-K                           20

          Signatures                                                         21

                          GUM TECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                        $  5,256,509
  Restricted cash                                                       271,173
  Accounts receivable, net of allowance for
    doubtful accounts of $39,598                                      1,853,010
  Inventories                                                         1,557,182
  Prepaid expenses and other                                             75,897
                                                                   ------------
    Total Current Assets                                              9,013,771
                                                                   ------------
Property and Equipment, at cost:
  Machinery and production equipment                                  4,418,404
  Office furniture and equipment                                        267,389
  Leasehold improvements                                                370,110
                                                                   ------------
  Total Property and Equipment                                        5,055,903

  Less accumulated depreciation                                      (1,493,034)
                                                                   ------------
    Net Property and Equipment                                        3,562,869
                                                                   ------------
Other Assets:
  Intangible assets, net of accumulated
    amortization of $281,653                                            288,378
  Deposits and other                                                    193,781
                                                                   ------------
    Total Other Assets                                                  482,159
                                                                   ------------
    Total Assets                                                   $ 13,058,799
                                                                   ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                 $    608,696
  Accrued interest                                                       40,881
  Dividends payable                                                       8,333
  Customer deposits                                                      50,350
  Reserve for customer returns                                           97,211
  Current portion of long-term debt                                   2,400,193
                                                                   ------------
    Total Current Liabilities                                         3,205,664
                                                                   ------------
Long Term Debt, net of current portion above:
  Senior notes payable                                                3,437,500
  Financial institutions and other                                    1,411,956
  Obligations under capital leases                                       19,300
  Less current portion above                                         (2,400,193)
                                                                   ------------
    Total Long Term Debt                                              2,468,563
                                                                   ------------
Stockholders' Equity:
  Preferred stock, no par value, 1,000,000 shares authorized:
    Series A preferred stock, no par value, 2,000 shares
    authorized, issued and outstanding                                2,000,000
  Common stock: no par value, 20,000,000 shares authorized,
    7,429,662 shares issued and outstanding                          17,778,872
  Additional paid in capital                                          3,458,172
  Accumulated deficit                                               (15,852,472)
                                                                   ------------
    Total Stockholders' Equity                                        7,384,572
                                                                   ------------
    Total Liabilities and Stockholders' Equity                     $ 13,058,799
                                                                   ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three months ended June 30,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
Net sales                                            $ 1,919,141    $ 1,213,086

Cost of sales                                          1,289,516      1,025,272
                                                     -----------    -----------
    Gross Profit                                         629,625        187,814

Operating expenses                                     1,044,340        720,403
Research and development                                 105,614         27,401
                                                     -----------    -----------
    Income (Loss) From Operations                       (520,329)      (559,990)
                                                     -----------    -----------
Other Income (Expense):
  Interest and other income                               10,360         32,320
  Interest expense                                      (218,854)      (137,698)
                                                     -----------    -----------
    Total Other Income (Expense)                        (208,494)      (105,378)
                                                     -----------    -----------
Income (Loss) Before Provision For Income Taxes         (728,823)      (665,368)

Provision for income taxes                                    --            150
                                                     -----------    -----------
Net Income (Loss)                                       (728,823)      (665,518)

Preferred stock dividends                                 30,579             --
                                                     -----------    -----------
Net Income (Loss) Applicable to Common
  Shareholders                                       $  (759,402)   $  (665,518)
                                                     ===========    ===========
Net Income (Loss) Per Share of Common Stock:
  Basic:
    Weighted Average Number of Common Shares
      Outstanding                                      7,266,329      6,441,724
                                                     ===========    ===========
    Net Income (Loss) Per Share of Common Stock      $      (.10)   $      (.10)
                                                     ===========    ===========
  Diluted:
    Weighted Average Number of Common Shares
      Outstanding                                      7,266,329      6,441,724
                                                     ===========    ===========
    Net Income (Loss) Per Share of Common Stock      $      (.10)   $      (.10)
                                                     ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Six months ended June 30,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
Net sales                                            $ 4,364,697    $ 2,317,517

Cost of sales                                          3,130,396      1,815,100
                                                     -----------    -----------
    Gross Profit                                       1,234,301        502,417

Operating expenses                                     1,995,511      3,989,672
Research and development                                 225,383        141,872
                                                     -----------    -----------
    Income (Loss) From Operations                       (986,593)    (3,629,127)
                                                     -----------    -----------
Other Income (Expense):
  Interest and other income                               19,129         75,128
  Interest expense                                      (329,008)      (261,624)
                                                     -----------    -----------
    Total Other Income (Expense)                        (309,879)      (186,496)
                                                     -----------    -----------
Income (Loss) Before Provision For Income Taxes       (1,296,472)    (3,815,623)

Provision for income taxes                                    --            150
                                                     -----------    -----------
Net Income (Loss)                                     (1,296,472)    (3,815,773)

Preferred stock dividends                                 30,579             --
                                                     -----------    -----------
Net Income (Loss) Applicable to Common
  Shareholders                                       $(1,327,051)   $(3,815,773)
                                                     ===========    ===========
Net Income (Loss) Per Share of Common Stock:
  Basic:
    Weighted Average Number of Common Shares
      Outstanding                                      7,133,866      6,151,259
                                                     ===========    ===========
    Net Income (Loss) Per Share of Common Stock      $      (.19)   $      (.62)
                                                     ===========    ===========
  Diluted:
    Weighted Average Number of Common Shares
      Outstanding                                      7,133,866      6,151,259
                                                     ===========    ===========
    Net Income (Loss) Per Share of Common Stock      $      (.19)   $      (.62)
                                                     ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                      Six months ended June 30,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
Cash Flows From Operating Activities:
  Net income (loss)                                  $(1,296,472)   $(3,815,772)
  Adjustments to reconcile net income (loss) to
    net cash (used) by operating activities:
    Depreciation                                         197,692        126,063
    Amortization                                         125,127         50,938
    Compensation from forgiveness of note receivable          --        114,012
    Compensation from extension and issuance
      of stock options                                    91,275      1,478,750
    Accrued interest on notes receivable                      --         60,164
    Amortization of discount on notes payable             37,500             --
    Changes in assets and liabilities:
      (Increase) Decrease in accounts receivable        (390,371)       114,332
      Decrease in employee receivable                         --         61,054
      (Increase) Decrease in inventories                 338,979       (197,003)
      (Increase) in prepaid expenses and other           (15,046)       (24,134)
      (Increase) in deposits and other                  (157,236)       (59,489)
      (Decrease) in accounts payable and accrued
        expenses                                        (736,939)      (265,593)
      Increase in customer returns and allowances         97,211             --
      Increase in customer deposits                       15,587         32,515
                                                     -----------    -----------
    Net Cash (Used) By Operating Activities           (1,692,693)    (2,324,163)
                                                     -----------    -----------
Cash Flows From Investing Activities:
    Capital expenditures                                (212,334)      (198,825)
    Receipt of principal on notes receivable                  --        250,000
                                                     -----------    -----------
    Net Cash (Used) By Investing Activities             (212,334)        51,175
                                                     -----------    -----------
Cash Flows From Financing Activities:
    Proceeds from borrowing                            4,000,000             --
    Principal payments on notes payable                 (173,547)      (165,938)
    Issuance of common stock upon exercise
      of options and warrants                          1,469,429      1,484,397
    Issuance of preferred stock                        2,000,000             --
    Debt issuance costs incurred                        (298,650)       (11,733)
    Offering costs incurred                             (148,265)            --
    Dividend distribution of subsidiary                 (183,037)            --
    Dividends paid                                       (22,246)            --
                                                     -----------    -----------
    Net Cash Provided By Financing Activities          6,643,684      1,306,726
                                                     -----------    -----------
    Net Increase (Decrease) in Cash and
      Cash Equivalents                                 4,738,657       (966,262)

    Cash and Cash Equivalents at Beginning
      of Period                                          517,852      3,607,913
                                                     -----------    -----------
    Cash and Cash Equivalents at End of Period       $ 5,256,509    $ 2,641,651
                                                     ===========    ===========
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
      Interest                                       $   166,889    $   221,944
      Income taxes                                            --             --
Supplemental Disclosure of Non Cash Investing
  and Financing Activities:
    Conversion of notes payable into common stock    $ 1,155,978    $   399,000
    Common stock issued for subscription receivable  $     8,438    $        --
    Issuance of warrents in connection with senior
      notes                                          $   600,000    $        --
    Dividends accrued on preferred stock             $     8,333

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 1999 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1999. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission.

2. As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The basic and diluted earnings per share are the same since the Company had a net loss in 1999 and 1998 and the inclusion of stock options and other incremental shares would be antidilutive. Options, warrants and other incremental shares to purchase 1,597,668 and 1,533,680 shares of common stock at June 30, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be antidilutive.

3. On June 2, 1999 Gum Tech completed a $6.0 million financing with Citadel Investment Group. The financing consists of $4.0 million in principal amount of 8% Senior Secured Notes and $2.0 million of 14% Series A Preferred Stock. The financing is detailed in a Form 8-K filing made on June 9, 1999. The terms of the financing permit the Company to redeem the debt and preferred stock at any time, subject to certain conditions, in cash or common stock, but require that one half of the debt and preferred stock must be redeemed at a 10% premium by June 2, 2000. The cost of this premium is amortized over a twelve-month period through non-cash charges to interest and preferred dividends.

     In conjunction with the financing, Gum Tech issued 360,000 warrants to purchase Gum Tech common stock: 300,000 to the purchaser of the securities, Citadel Investment Group, and 60,000 to the consultant involved in the transaction, Intercontinental Capital Corp. The cost of the warrants is allocated between the debt and preferred stock components of the financing. The amount of the debt financing has been recorded at the principal amount ($4,000,000) less the cost of the warrants allocated to the debt component ($600,000). The warrant cost associated with the debt is amortized as a non-cash interest expense over the term of the notes. The cost of the warrants associated with the preferred stock component has been charged against paid in capital.

4. Certain financial information for the Company's gum operations (excluding the Company's joint venture operations) is required to be supplied to Citadel Investment Group in conjunction with financial covenants contained in the financing agreement. Below is the required financial information as of June 30, 1999:

     A.   EBITDA: Net income                                         $ (337,901)

            Add - Depreciation & amortization                            82,127
            Add - Interest expense, net of interest income              210,479
            Add - Accrued income taxes                                      -0-
                                                                     ----------
                  EBITDA                                             $  (45,295)

                  Net Income adjusted to exclude the cost ($91,275) of issuing stock options to Whitehill Oral Care Technologies recorded in the three months ended June 30,1999.

     B.   Net Revenue
            Gross revenue                                            $1,948,116
            Less returns & allowances                                    36,601
            Less sales discounts, slotting, other                        90,963
                                                                     ----------
                  Net Revenue                                        $1,820,552

     C.   Cash & Cash Equivalents
            Cash on deposit                                          $1,876,040
            Cash equivalents                                                -0-
                                                                     ----------
                  Total                                              $1,876,040

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

     Gum Tech entered into a joint venture with BioDelivery Technologies, Inc. to manufacture, market and distribute Zicam(TM), a nasal gel formula. Under an operating agreement that was signed on May 6, 1999, Gum Tech and BioDelivery Technologies transferred their respective interest in the patent rights to the nasal gel technology in exchange for membership interests in Gel Tech LLC, a recently formed Arizona limited liability company. Gum Tech has a 60% interest in the capital and profits of the joint venture and has provided $3.5 million of capital to the joint venture. Gum Tech reports financial results of Gel Tech LLC on a consolidated basis, but identifies certain information by its two business segments--chewing gum operations and Zicam(TM) operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

     The following table details certain financial information for Gum Tech's chewing gum and Zicam(TM) operations for the three months ended June 30, 1999:

                                   Chewing gum       Zicam(TM)     Consolidated
                                   ------------    ------------    ------------
Net sales                          $  1,820,552    $     98,589    $  1,919,141
Cost of sales                         1,247,313          42,203       1,289,516
                                   ------------    ------------    ------------
Gross profit                            573,239          56,386         629,625
Operating expenses                      720,868         323,472       1,044,340
Research and development                 72,718          32,896         105,614
                                   ------------    ------------    ------------
Income (Loss) from operations          (220,347)       (299,982)       (520,329)
Interest and other income                10,025             335          10,360
Interest expense                        218,854               0         218,854
                                   ------------    ------------    ------------
Net income (loss)                  $   (429,176)   $   (299,647)   $   (728,823)
                                   ============    ============    ============
Net Assets                         $  9,479,880    $  3,583,919    $ 13,058,099
                                   ============    ============    ============

ZICAM(TM) OPERATIONS

     Although the Gel Tech operating agreement was not signed until May 6, 1999, Gum Tech and Gel Tech Inc., the predecessor to Gel Tech LLC, began initial marketing and distribution of Zicam(TM) in the first quarter of 1999. Operating expenses for the three months ended June 30,1999 include certain expenses that were incurred in the first quarter of 1999 by Gel Tech Inc., the predecessor company to Gel Tech LLC, but were not consolidated into Gum Tech's financial results prior to the conclusion of the operating agreement in May 1999.

CHEWING GUM OPERATIONS

     The remainder of this discussion addresses Gum Tech's chewing gum operations compared to those operations in the prior year period. Certain information is set forth below, expressed in dollars and as a percentage of net sales for the periods indicated:

                                         Three Months Ended June 30,
                                 ---------------------------------------------
                                         1999                    1998
                                 --------------------     --------------------
Net sales                        $ 1,820,552      100%    $ 1,213,086      100%
Cost of sales                      1,247,313       69       1,025,272       85
                                 -----------    -----     -----------    -----
Gross profit                         573,239       31         187,814       15
Operating expenses                   720,868       40         720,403       59
Research and development              72,718        4          27,401        2
                                 -----------    -----     -----------    -----
Income (Loss) from operations       (220,347)     (13)       (559,990)     (46)
Interest and other income             10,025        1          32,320        2
Interest expense                     218,854       12         137,698       11
Provision (benefit) for
  income taxes                            --       --             150       --
                                 -----------    -----     -----------    -----
Net income (loss)                $  (429,176)     (24)%   $  (665,518)     (55)%
                                 ===========    =====     ===========    =====

     NET SALES. Net sales increased to approximately $1.8 million for the three months ended June 30, 1999, or 50% above the prior year's level of $1.2 million. The majority of gum sales in the second quarter were attributable to sales of dental gum for several Ranir/DCP private label customers; Breath Asure Dental Gum(TM); Accutrim(TM), Chooz(R),and Aspergum(R) to Heritage Consumer Products; and several different gum products for PharmaGreen Ltd. Sales in the 1998 period were largely attributable to sales of energy and diet gums to Herbalife.

     COST OF SALES. Cost of sales increased to approximately $1.2 million reflecting the higher level of sales.

     GROSS PROFIT. Gross profit increased by approximately $400,000 in 1999 over the prior year due to an improvement in the Company's manufacturing operations and the increase in sales.

     OPERATING EXPENSES. Operating expenses were approximately $720,000, virtually unchanged from the prior year level. The 1999 period includes a non-cash charge of $91,275 to reflect the cost of issuing options to certain principals of Whitehill Oral Technologies, the supplier of Microdent(R) which is used in several of the Company's products.

     INTEREST AND OTHER INCOME. Interest and other income decreased due to lower cash balance.

     INTEREST EXPENSE. Interest expense for the first quarter was approximately $219,000 or $81,000 above the prior year level. The 1999 amount includes a charge of $54,000 associated with the accelerated amortization of issuance costs associated with the Company's convertible debt securities that were either converted or scheduled to be converted into common equity by July 2, 1999. Interest expense also includes approximately one month of charges associated with the Citadel debt financing. These charges include a cash interest charge of $26,000 and a total of $73,200 non-cash interest charges. The non-cash charge consists of $37,500 for the warrants issued in conjunction with the debt, $16,700 for accrual of the required prepayment premium and $19,000 for the amortization of debt issuance costs.

     NET INCOME (LOSS) Net loss for the 1999 period was approximately $429,000. The improvement in net loss is attributable to an increase in the Company's gross profit margin and higher sales level.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

The following table details certain financial information for Gum Tech's chewing gum and Zicam(TM) operations for the six months ended June 30, 1999:

                                      Chewing gum     Zicam(TM)     Consolidated
                                      -----------    -----------    -----------
Net sales                             $ 3,898,016    $   466,681    $ 4,364,697
Cost of sales                           2,908,507        221,889      3,130,396
                                      -----------    -----------    -----------
Gross profit                              989,509        244,792      1,234,301
Operating expenses                      1,373,428        622,083      1,995,511
Research and development                  192,487         32,896        225,383
                                      -----------    -----------    -----------
Income (Loss) from operations            (576,406)      (410,187)      (986,593)
Interest and other income                  18,794            335         19,129
Interest expense                          329,008             --        329,008
                                      -----------    -----------    -----------
Net income (loss)                     $  (886,620)   $  (409,852)   $(1,296,472)
                                      ===========    ===========    ===========

ZICAM(TM) OPERATIONS

Zicam(TM) sales and operations began January 1, 1999. Significant expense items in this period were advertising expenses and legal expenses associated with structuring the Gel Tech operating agreement.

CHEWING GUM OPERATIONS

The remainder of this discussion addresses Gum Tech's chewing gum operations compared to those operations in the prior year period. Certain information is set forth below, expressed in dollars and as a percentage of net sales for the periods indicated:

                                           Six Months Ended June 30,
                                 ---------------------------------------------
                                         1999                     1998
                                 --------------------     --------------------
Net sales                        $ 3,898,016      100%    $ 2,317,517      100%
Cost of sales                      2,908,507       75       1,815,100       78
                                 -----------    -----     -----------    -----
Gross profit                         989,509       25         502,417       22
Operating expenses                 1,373,428       35       3,989,672      173
Research and development             192,487        5         141,872        6
                                 -----------    -----     -----------    -----
Income (Loss) from operations       (576,406)     (15)     (3,629,127)    (157)
Interest and other income             18,794       --          75,128        3
Interest expense                     329,008        8         261,624       11
Provision (benefit) for
  income taxes                            --       --             150       --
                                 -----------    -----     -----------    -----
Net income (loss)                $  (886,620)     (23)%   $(3,815,773)   (165)%
                                 ===========    =====     ===========    =====

     NET SALES. Net sales increased to $3.9 million for the six months ended June 30, 1999 or 68% over the prior year. The increase reflects the addition of several new customers and/or products in mid- to late 1999. Among these are Ranir DCP, Breath Asure, Heritage Consumer Products' Accutrim gum and Pharmagreen. Sales in the prior year largely reflect sales of Cigarest's smoking cessation gum, Herbalife's diet and energy gums, Aspergum and Chooz.

     COST OF SALES. The cost of sales increased by approximately $1.1 million to $2.9 million reflecting the higher level of sales.

     GROSS PROFIT. Gross profit increased from $502,000 to $990,000 reflecting the higher level of sales and an improved gross profit margin.

     OPERATING EXPENSES Operating expenses declined by approximately $2.6 million to $1.4 million. The amount for 1998 includes a charge of $1,478,750 to reflect the cost of an extension of options to a former officer and severance compensation expense of $618,230. Exclusive of these charges, expenses in 1998 were $1,892,692 or $519,000 greater than the 1999 level. The decrease is attributable to lower advertising expenses associated with the Company's change in strategy to a focus on contract manufacturing and lower legal expenses.

     INTEREST AND OTHER INCOME Interest and other income decreased due to a lower cash balance.

     INTEREST EXPENSE Interest expense increased by approximately $67,000 above the prior year primarily due to non-cash interest charges associated with the Citadel financing.

     NET INCOME (LOSS) Net loss decreased by approximately $2.9 million primarily due to the decrease in Operating expenses and higher sales level.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999 Gum Tech's working capital was approximately $5.8 million compared to $2.2 million at December 31, 1998. During the six months ended June 30, 1999, Gum Tech experienced a decrease in cash used by operating activities of approximately $1.7 million, versus $2.3 million the prior year principally due to the decrease in losses recorded for the two periods. Of the amount for 1999, approximately $1.3 million was attributable to the net loss incurred for the period ($887,000 for gum operations and $410,000 for Gel Tech
LLC), which was offset in part by depreciation, amortization and other non-cash operating charges for the period. A reduction in accounts payable of almost $737,000 contributed significantly to the decrease in cash from operations.

     Investing activities consumed $212,000 of cash for the six months ended June 30, 1999, compared to $51,000 provided in the same period in 1998. The 1998 amount reflects the repayment of two outstanding notes by two former officers of the Corporation.

     Financing activities provided approximately $6.6 million of cash for the six months ended June 30, 1999 compared to $1.3 million in 1998. Approximately $5.5 million of the 1999 amount reflects net proceeds realized from the Citadel financing in June 1999. Details of the Citadel financing are contained in a Form 8-K filing made on June 9,1999. Proceeds realized from the exercise of options and warrants contributed approximately $1.5 million in both periods.

     In February 1999, Gum Tech entered into a $2.0 million financing arrangement with a commercial bank for the sale of accounts receivable submitted to the bank. Gum Tech canceled this facility in conjunction with the completion of the Citadel financing. Gum Tech did not borrow under this facility while it was outstanding.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Certain written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities & Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such statements may include, but may not be limited to, projections of revenues, income or loss, estimate of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Specifically, this report contains forward-looking statements concerning plant efficiencies and capacities, capital spending, research and development, and other projected expenses, among others. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. The statements included in this report, particularly those contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in the Notes to the Company's Financial Statements, describe factors that could contribute to or cause such differences. These factors include, among others, less than anticipated demand for Gum Tech's chewing gum products, a lack of market acceptance for or uncertainties concerning the efficacy of Zicam(TM), a failure to maintain compliance with various covenants contained in the Citadel financing, a decrease in the level of reorders from existing customers, financial difficulties encountered by one or more of Gum Tech's principal customers, difficulties in obtaining additional capital for marketing, research and development, and other expenses, the possibility of material charges incurred as a result of prior activities, aggressive pricing and marketing efforts by rival gum manufacturers, unavailability of third-party material products at reasonable prices, inventory obsolescence due to shifts in market demand, and material litigation involving product liabilities and consumers issues. These potential risks and uncertainties, together with those mentioned below and elsewhere in this report, could affect Gum Tech's future operating results, financial condition, and the market price of its common stock.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

     Our future operating results and financial condition are dependent on a number of factors that we must successfully manage in order to achieve favorable future operating results that maintain our financial condition. The following potential risks and uncertainties, together with those mentioned elsewhere in this report, could affect our future operating results, financial condition and the market price of our common stock.

WE HAVE INCURRED SIGNIFICANT LOSSES AND MAY NOT BECOME PROFITABLE

     We began operations in February 1991 and have a limited operating history upon which potential investors may evaluate our performance. We reported significant losses for the last three years and for the first two quarters of 1999. We can give no assurance that future operations will be profitable. The likelihood of our success must be considered relative to the problems, difficulties, complications and delays frequently encountered in connection with the development and operation of a new business, the significant change in strategy in early 1998, and the development and marketing of Zicam, a new product.

OUR RELIANCE ON A FEW CUSTOMERS MAY NEGATIVELY IMPACT OUR FINANCIAL RESULTS

     With our shift in strategy in early 1998 to a focus on contract manufacturing, Gum Tech has become very dependent for its current sales and future growth on a few customers. These customers include Herbalife, Breath Asure, Ranir, Heritage Consumer Products, and PharmaGreen. While the decision to partner with these firms relieves Gum Tech of the direct responsibility of marketing products, it does introduce a dependability on these customers to market their products. Further, we are at risk for their non-payment or late payment for amounts owed us. While Gum Tech intends to add to this portfolio of customers to reduce the risk of non-performance by any single customer, there can be no assurance that we will be successful in that effort.

OUR INABILITY TO PROVIDE SCIENTIFIC PROOF FOR PRODUCT CLAIMS MAY ADVERSELY AFFECT OUR SALES

     The marketing of certain of our chewing gum products involves claims that such products assist in weight loss, promote dental hygiene and the like. Under FDA and FTC rules, we are required to obtain scientific data to support any health claims we make concerning our products. Although we have not provided nor been requested to provide any scientific data to the FDA, we have obtained such scientific data for all of our products. There can be no assurance that the scientific data we have obtained in support of such claims will be deemed acceptable by the FDA or FTC, should either agency request any such data in the future. If we are unable to provide support that is acceptable by the FDA or the FTC, either agency could force us to stop making the claims in question or restrict us from selling the affected products.

FDA AND  OTHER  GOVERNMENT  REGULATION  MAY  RESTRICT  OUR  ABILITY  TO SELL OUR
PRODUCTS

     We are subject to various federal, state and local laws affecting our business. Our chewing gum products are subject to regulation by the FDA, including regulations with respect to labeling of products, approval of ingredients in products, claims made regarding the products, and disclosure of product ingredients. If we do not comply with these regulations, the FDA could force us to stop selling the affected products or incur substantial costs in adopting measures to maintain compliance with these regulations.

     Our advertising claims regarding our products are subject to the jurisdiction of the FTC as well as the FDA. In both cases we are required to obtain scientific data to support any advertising or labeling health claims we make concerning our products, although no pre-clearance or filing is required to be made with either agency. If we are unable to provide the required support for such claims, the FTC may stop us from making such claims or require us to stop selling the related product.

     Our chewing gum manufacturing facility is subject to regulation by various governmental agencies, including state and local licensing, zoning, land use, construction, and environmental regulations and various health, sanitation, safety and fire codes and standards. Suspension of certain licenses or approvals, due to failure to comply with applicable regulations or otherwise, could interrupt our manufacturing operations.

     We are subject to federal and state laws establishing minimum wages and regulating overtime and working conditions. Since many of our personnel are paid at rates based on the federal minimum wage, an increase in such minimum wage will result in an increase in our labor costs.

UNANTICIPATED PROBLEMS ASSOCIATED WITH PRODUCT DEVELOPMENT COULD DELAY OR HINDER INTRODUCTION OF NEW PRODUCTS

     We may experience unanticipated difficulties in developing new products that could delay or prevent the introduction of those products. We may be dependent in the near future upon chewing gum products that are currently being developed. If we are unable to develop new chewing gum products on a timely basis, our business, operating results, and financial condition could be materially adversely affected.

WE MAY BE UNABLE TO SUCCESSFULLY EXPAND OUR OPERATIONS

     We intend to continue expanding our manufacturing and marketing operations. Expansion will place substantial strains on our newly retained management and our operational, accounting, and information systems. Successful management of growth will require us to improve our financial controls, operating procedures, and management information systems, and to train, motivate, and manage our employees.

     Failure to manage growth effectively would have a material adverse effect on the results of our operations and our ability to execute our business strategy.

TERMS OF SERIES A PREFERRED STOCK AND NOTES COULD DEPRESS THE PRICE OF OUR STOCK OR LEAD TO FORECLOSURE

     The terms of the Series A Preferred Stock and Notes issued to the selling stockholders in June 1999 contain a number of restrictive covenants that we must satisfy and that require repayment of the Series A Preferred Stock and Notes at various times during the two year period following the closing of that offering. We generally have the ability to make these payments in shares of stock rather than cash, which could depress the price of our common stock if demand for our shares does not meet the increased number of shares being sold into the market. In addition, failure to meet any of the restrictive covenants or failure or inability to pay the required amounts under the Series A Preferred Stock or the Notes when due will enable the selling stockholders to exercise a variety of remedies, including foreclosure of its security interests in substantially all the assets of Gum Tech. In that event, Gum Tech's operations and financial results will be severely and adversely affected and the price of our common stock could decline significantly.

FAILURE TO SATISFY FINANCIAL COVENANTS WOULD TRIGGER ADVANCE REMEDIES

     The terms of Series A Preferred Stock and Notes issued to the selling stockholders in June 1999 require us to meet a number of financial covenants on a quarterly basis during the life of the Notes, including cash, revenue, and EBITDA. If we fail to satisfy or cure breaches any of these financial covenants, or otherwise breach any of the negative covenants included in this agreement, the applicable interest rate will increase to 15% and the holders of the Notes may exercise a number of remedies, including accelerating the principal and interest due on the Notes, or closing on the collateral pledged to secure the Notes, and forcing conversion of the Notes into common stock. There can be no assurance that we will be able to satisfy the financial covenants contained in this agreement on an ongoing basis.

THE LARGE NUMBER OF SHARES ELIGIBLE FOR IMMEDIATE AND FUTURE SALES MAY DEPRESS THE PRICE OF OUR STOCK

     Sales of substantial amounts of common stock in the open market or the availability of such shares for sale could adversely affect the market price for the common stock. Substantially all of our outstanding shares of common stock, as well as the shares underlying vested but unexercised warrants and options, have either been registered for public sale or may be sold under Rule 144 promulgated under the Securities Act. Therefore, all of these shares may be immediately sold by the holders. A substantial increase in the volume of trading in our stock may depress the price of our common stock.

WE MAY BE UNABLE TO PREVENT OTHERS FROM DEVELOPING SIMILAR PRODUCTS

     We routinely seek trademark protection from the United States Patent Office ("USPO") and from similar agencies in foreign countries for chewing gum brands. There can be no assurance that we will be able to successfully defend any trademarks or trade names against claims from or use by competitors or that trademark or trade name applications will be approved by the USPO or any similar foreign agency.

     We consider some of our chewing gum formulations and processes to be proprietary in nature and rely upon a combination of non-disclosure agreements, other contractual restrictions and trade secrecy laws to protect such proprietary information. There can be no assurance that these steps will be adequate to prevent misappropriation of our proprietary information or that our competitors will not independently develop chewing gum formulations and processes that are substantially equivalent or superior to our own.

THE PRICE OF OUR STOCK MAY CONTINUE TO BE VOLATILE

     The market price of our common stock has been highly volatile and may continue to be volatile in the future. Factors such as our operating results or public announcements may cause the market price of our stock to decline quickly. Market prices for securities of many small capitalization companies have experienced wide fluctuations in response to variations in quarterly operating results, general economic indicators and other factors beyond our control.

WE MAY INCUR SIGNIFICANT COSTS RESULTING FROM PRODUCT LIABILITY CLAIMS

     We are subject to significant liability should use or consumption of our products cause injury, illness or death. Although we carry product liability insurance, there can be no assurance that our insurance will be adequate to protect us against product liability claims or that insurance coverage will continue to be available on reasonable terms.

WE MAY REQUIRE ADDITIONAL FINANCING, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS

     We may be required to seek additional debt or equity financing in the future in order to fund anticipated expansion of our manufacturing activities. There can be no assurance that such additional financing will be available on acceptable terms or at all. Any future equity financing may involve substantial dilution to the interests of our stockholders.

INABILITY TO RETAIN CURRENT MANAGEMENT COULD NEGATIVELY IMPACT OUR OPERATIONS

     Our operations are dependent upon our ability to hire and retain qualified management personnel and upon the continued services of our executive officers. The loss of the services of any of our executive officers, whether as a result of death, disability, or otherwise, could have a material adverse effect upon our business.

     We experienced significant management and Board changes in 1998, including the appointment of a new President and a new Chief Financial Officer. We have entered into employment agreements with our current executive officers and have applied for key man life insurance upon certain of their lives.

YEAR 2000 PROBLEMS MAY ADVERSELY AFFECT OUR OPERATIONS

     We recognize the potential business impacts related to the Year 2000 computer system issue and are implementing a plan to assess and improve our state of readiness with respect to such issues. The Year 2000 issue is one where computer systems may recognize the designation "00" as 1900 when it means 2000, resulting in system failure or miscalculations.

     In recognition of the Year 2000 issue, we have been conducting a comprehensive review of all information technology and non-information technology systems that we use. This review includes testing and analysis, and inquiries of third parties supplying information technology and non-information technology systems, computer hardware and software products and components, and other equipment to us.

     As a result of our review to date, we have made modifications to our software systems, including upgrades required of our principal manufacturing/financial software system. In addition, we have identified modifications that are required of our computer hardware system and expect to have the necessary modifications completed by the end of 1999. Modifications to other information technology systems, including internal telecommunications systems, will also be completed by then.

     We are nearing completion of a review of our non-information technology equipment, including our manufacturing equipment. Our analysis to date of this equipment has not identified any required modifications. Finally, we continue to review our exposure from critical suppliers and customers to ascertain whether those entities are taking the necessary steps to address their Year 2000 issues.

     The cost of modifications to Gum Tech's systems and equipment have not had, and are not expected to have, a material impact on our financial position or results of operations.

     At this time, we have not developed Year 2000 contingency plans, other than the review and remedial actions described above, and do not intend to do so unless we believe such plans are merited by the results of our continuing Year 2000 review.

     If we or the third parties with which we have relationships were to cease or not successfully complete Year 2000 remediation efforts, we could encounter disruptions to our operations that could have a material adverse effect on our business, financial condition, and results of operations. We also could be materially and adversely impacted by widespread economic or financial market disruption caused by Year 2000 computer system failures.

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

     On July 2, 1998, Kirk Gossett, a former employee of Gum Tech, filed a lawsuit against Gum Tech and three officers and employees of Gum Tech, and their spouses, alleging violation of overtime requirements of the Fair Labor Standards Act. Mr. Gossett claimed damages of over $80,000, in addition to seeking treble damages permitted under the Fair Labor Standards Act. The parties have reached an agreement to settle all claims against Gum Tech for an amount that is not material to Gum Tech's operations.

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

     On June 2, 1999, Gum Tech filed a Complaint in the Superior Court of Maricopa County, Arizona against DJ Ltd. ("DJ"), CIV 99-1136-PHX-PGR (D. Ariz.) Gum Tech's Complaint sought a declaratory judgment that DJ was not owed any fee under an agreement entered into between the parties pursuant to which DJ was to act as financial advisor to Gum Tech. DJ removed the case to the United States District Court for the District of Arizona and filed a counterclaim. In its counterclaim, DJ alleges that Gum Tech breached the contract between the parties and that Gum Tech has been unjustly enriched. DJ seeks damages in the amount of $480,000, plus costs, expenses and warrants to purchase 50,000 shares of common stock in Gum Tech. DJ also seeks a declaratory judgment confirming its version of its rights under the agreement.

ITEM 2. CHANGES IN SECURITIES

     On June 2, 1999 Gum Tech completed a financing with Citadel Investment Group Inc. consisting of $4.0 million of Senior Secured Notes and $2.0 million of Series A Preferred Stock. Details of the transaction are contained in a Form 8-K filed on June 9, 1999.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

          3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the period ending March 31, 1999, file number 000-27646).

          3.2 Amended Bylaws of the Company (incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the period ending March 31, 1999, file number 000-277646).

          3.3 Certificate of Designations, Preference and Rights of Series A Preferred Stock of Gum Tech International, Inc.(incorporated by reference to Registrant's Current Report on Form 8-K filed June 9, 1999, file number 000-27646).

          27   Financial Data Schedule

     B.   REPORTS ON FORM 8-K

          On April 5, 1999, the Company filed a Current Report on Form 8-K regarding a potential investment in the Company. The Current Report provided the details of a press release entitled "Gum Tech Arranges $6 Million in Financing from Citadel Investment Group."

          On June 9, 1999, the Company filed a Current Report on Form 8-K regarding a June 2, 1999 transaction pursuant to which the Company issued 2,000 shares of its Series A Preferred Stock and $4,000,000 in aggregate principal amount of its 8% Senior Secured Notes, and granted warrants representing the right to receive 300,000 shares of its common stock in a private placement to institutional investors. The Company estimates the net proceeds of the offering, after expenses, was approximately $5,571,000. Pursuant to a Registration Rights Agreement, the Company prepared and filed with the Securities and Exchange Commission a registration statement covering the resale of the shares of Common Stock issuable pursuant to the terms of the Series A Preferred Stock, the 8% Senior Secured Notes and the Warrants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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


                                                                 August 16, 1999