Form 10QSB
period 1999-09-30
GUMTECH INTERNATIONAL INC \UT\
filed 1999-11-15
CIK 1006195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

There were 7,676,597 shares of the registrant's common stock, no par value, outstanding as of November 5, 1999.

                          GUM TECH INTERNATIONAL, INC.
                                   FORM 10-QSB
                                      INDEX

Part I   Financial Information                                              Page

         Item 1.  Condensed Consolidated Balance Sheet
                  as of September 30, 1999                                     1

                  Condensed Consolidated Statements of
                  Operations for the three months ended
                  September 30, 1999 and 1998                                  3

                  Condensed Consolidated Statements of
                  Operations for the nine months ended
                  September 30, 1999 and 1998                                  4

                  Condensed Consolidated Statements of
                  Cash Flows for the nine months ended
                  September 30, 1999 and 1998                                  5

                  Notes to Condensed Consolidated
                  Financial Statements                                         7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               10

Part II  Other Information and Signatures

         Item 1.  Legal Proceedings                                           21

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                            22

         Item 6.  Exhibits and Reports on Form 8-K                            22

         Signatures                                                           23

                          GUM TECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                        $  4,104,139
  Restricted cash                                                       273,752
  Accounts receivable, net of allowance for
   doubtful accounts of $132,025                                      2,816,084
  Inventories                                                         1,757,104
  Prepaid expenses and other                                             55,086
                                                                   ------------
      Total Current Assets                                            9,006,165
                                                                   ------------
Property and Equipment, at cost:
  Machinery and production equipment                                  4,423,951
  Office furniture and equipment                                        278,872
  Leasehold improvements                                                381,693
                                                                   ------------
  Total Property and Equipment                                        5,084,516

  Less accumulated depreciation                                      (1,616,579)
                                                                   ------------
      Net Property and Equipment                                      3,467,937
                                                                   ------------
Other Assets:
  Intangible assets, net of accumulated amortization
   of $384,192                                                          197,651
  Deposits and other                                                    195,467
                                                                   ------------
      Total Other Assets                                                393,118
                                                                   ------------
      Total Assets                                                 $ 12,867,220
                                                                   ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                 $    561,101
  Accrued interest                                                       40,112
  Dividends payable                                                      20,000
  Customer deposits                                                         563
  Reserve for customer returns                                          320,210
  Current portion of long-term debt                                   1,209,998
                                                                   ------------
       Total Current Liabilities                                      2,151,984
                                                                   ------------
Long-Term Debt, net of current portion above:
  Senior notes payable                                                2,830,000
  Financial institutions and other                                      955,577
  Obligations under capital leases                                       16,733
  Less current portion above                                         (1,209,998)
                                                                   ------------
       Total Long-Term Debt                                           2,592,312
                                                                   ------------
Stockholders' Equity:
  Preferred stock: no par value, 1,000,000 shares
    authorized: Series A preferred stock, no par value,
    2,000 shares authorized, 1,600 shares issued and outstanding      1,600,000
  Common stock: no par value, 20,000,000 shares authorized,
    7,662,597 shares issued and outstanding                          19,719,454
  Additional paid in capital                                          3,451,206
  Accumulated deficit                                               (16,647,736)
                                                                   ------------
       Total Stockholders' Equity                                     8,122,924
                                                                   ------------
       Total Liabilities and Stockholders' Equity                  $ 12,867,220
                                                                   ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three months ended September 30,
                                                -------------------------------
                                                   1999                 1998
                                                -----------         -----------

Net sales                                       $ 2,268,782         $ 1,286,176

Cost of sales                                     1,419,728           1,000,323
                                                -----------         -----------
     Gross Profit                                   849,054             285,853

Operating expenses                                  916,641             545,237
Research and development                            155,065             273,237
                                                -----------         -----------
     Income (Loss) From Operations                 (222,652)           (532,621)
                                                -----------         -----------
Other Income (Expense):
Interest and other income                            46,766              34,045
Interest expense                                   (500,357)           (122,056)
                                                -----------         -----------
     Total Other Income (Expense)                  (453,591)            (88,011)
                                                -----------         -----------
Income (Loss) Before Provision For
  Income Taxes                                     (676,243)           (620,632)

Provision for income taxes                               --                  --
                                                -----------         -----------
Net Income (Loss)                                  (676,243)           (620,632)

Preferred stock dividends                           119,021                  --
                                                -----------         -----------
Net Income (Loss) Applicable to
  Common Shareholders                           $  (795,264)        $  (620,632)
                                                ===========         ===========

Net Income (Loss) Per Share of Common Stock:
 Basic:
  Weighted Average Number of Common Shares
    Outstanding                                   7,553,410           6,808,776
                                                ===========         ===========
  Net Income (Loss) Per Share of Common Stock   $     (0.11)        $     (0.09)
                                                ===========         ===========
 Diluted:
  Weighted Average Number of Common Shares
    Outstanding                                   7,553,410           6,808,776
                                                ===========         ===========
  Net Income (Loss) Per Share of Common Stock   $     (0.11)        $     (0.09)
                                                ===========         ===========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                    1999                1998
                                                 -----------        -----------

Net sales                                        $ 6,633,479        $ 3,603,693

Cost of sales                                      4,550,124          2,815,423
                                                 -----------        -----------
     Gross Profit                                  2,083,355            788,270

Operating expenses                                 2,912,152          4,534,909
Research and development                             380,448            415,109
                                                 -----------        -----------
     Income  (Loss) From Operations               (1,209,245)        (4,161,748)
                                                 -----------        -----------
Other Income (Expense):
  Interest and other income                           65,895            109,173
  Interest expense                                  (829,365)          (383,680)
                                                 -----------        -----------
     Total Other Income (Expense)                   (763,470)          (274,507)
                                                 -----------        -----------
Income (Loss) Before Provision For
  Income Taxes                                    (1,972,715)        (4,436,255)

Provision for income taxes                                --                150
                                                 -----------        -----------
Net Income (Loss)                                 (1,972,715)        (4,436,405)

Preferred stock dividends                            149,600                 --
                                                 -----------        -----------
Net Income (Loss) Applicable to Common
  Shareholders                                   $(2,122,315)       $(4,436,405)
                                                 ===========        ===========
Net Income (Loss) Per Share of Common Stock:
 Basic:
  Weighted Average Number of Common Shares
    Outstanding                                    7,275,248          6,372,842
                                                 ===========        ===========
  Net Income (Loss) Per Share of Common Stock    $     (0.29)       $     (0.70)
                                                 ===========        ===========
 Diluted:
  Weighted Average Number of Common Shares
    Outstanding                                    7,275,248          6,372,842
                                                 ===========        ===========
  Net Income (Loss) Per Share of Common Stock    $     (0.29)       $     (0.70)
                                                 ===========        ===========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Nine months ended September 30,
                                                                    --------------------------------
                                                                       1999                 1998
                                                                    -----------          -----------
Cash Flows From Operating Activities:
  Net income (loss)                                                 $(1,972,715)         $(4,436,405)
  Adjustments to reconcile net income (loss)
   to net cash (used) by operating activities:
     Depreciation                                                       321,237              201,260
     Amortization                                                       227,666               91,828
     Compensation from forgiveness of note receivable                        --              114,012
     Compensation from extension and issuance of stock options           91,285            1,508,566
     Accrued interest on notes receivable                                    --               60,164
     Amortization of discount on notes payable                          230,000                   --
     Common stock issued for payment of interest                        144,526                   --
     Changes in assets and liabilities:
       (Increase) in accounts receivable                             (1,353,445)            (139,731)
       Decrease in employee receivable                                       --               61,054
       (Increase) decrease in inventories                               139,057             (472,320)
       Decrease in prepaid expenses and other                             5,765                9,157
       (Increase) in deposits and other                                (169,939)            (246,664)
       (Decrease) in accounts payable and accrued expenses             (785,303)            (105,119)
       Increase in customer returns and allowances                      320,210                   --
       Increase (decrease) in customer deposits                         (34,200)             123,852
                                                                    -----------          -----------
       Net Cash (Used) By Operating Activities                       (2,835,856)          (3,230,346)
                                                                    -----------          -----------
Cash Flows From Investing Activities:
  Capital expenditures                                                 (240,947)            (585,903)
  Receipt of principal on notes receivable                                   --              250,000
                                                                    -----------          -----------
       Net Cash (Used) By Investing Activities                         (240,947)            (335,903)
                                                                    -----------          -----------
Cash Flows From Financing Activities:
  Proceeds from borrowing                                             4,000,000                   --
  Principal payments on notes payable                                  (282,498)            (253,483)
  Issuance of common stock upon exercise of
    options and warrants                                              1,683,918            2,004,765
  Issuance of preferred stock                                         2,000,000                   --
  Debt issuance costs incurred                                         (310,462)             (11,733)
  Offering costs incurred                                              (155,231)                  --
  Dividend distribution of subsidiary                                  (183,037)                  --
  Dividends paid                                                        (89,600)                  --
                                                                    -----------          -----------
       Net Cash Provided By Financing Activities                      6,663,090            1,739,549
                                                                    -----------          -----------
       Net Increase (Decrease) in Cash and Cash Equivalents           3,586,287           (1,826,700)

       Cash and Cash Equivalents at Beginning of Period                 517,852            3,607,913
                                                                    -----------          -----------
       Cash and Cash Equivalents at End of Period                   $ 4,104,139          $ 1,781,213
                                                                    ===========          ===========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                        $  229,510            $  316,204
    Income taxes                                                            --                    --
Supplemental Disclosure of Non Cash Investing and
 Financing Activities:
  Conversion of notes payable into common stock                     $1,505,973            $  924,000
  Issuance of warrants in connection with senior notes                 600,000                    --
  Dividends accrued on preferred stock                                  20,000                    --
  Issuance of common stock to repay senior notes and
    redeem preferred stock                                           1,240,000                    --

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of Gum Tech is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1999. It is recommended that this financial information be read with the complete financial statements included in Gum Tech's Annual Report on Form 10-KSB for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission.

2. As of December 31, 1997, Gum Tech adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The basic and diluted earnings per share are the same since Gum Tech had a net loss in 1999 and 1998 and the inclusion of stock options and other incremental shares would be antidilutive. Options, warrants and other incremental shares to purchase 2,006,168 and 1,354,968 shares of common stock at September 30, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because Gum Tech had a net loss and their effect would be antidilutive.

3. On June 2, 1999 Gum Tech completed a $6.0 million financing with Citadel Investment Group. The financing consisted of $4.0 million in principal amount of 8% Senior Secured Notes and $2.0 million of 14% Series A Preferred Stock. The financing is detailed in a Form 8-K filing made on June 9, 1999. The terms of the financing permit Gum Tech to redeem the debt and preferred stock at any time, subject to certain conditions, in cash or common stock, but require that one half of the debt and preferred stock must be redeemed at a 10% premium by June 2, 2000. The cost of this premium is amortized over a twelve-month period through non-cash charges to interest and preferred dividends.

     In conjunction with the financing, Gum Tech issued 300,000 warrants to purchase Gum Tech common stock to Citadel Investment Group and 60,000 warrants to purchase Gum Tech common stock to Intercontinental Capital Corp., a consultant involved in the transaction. The cost of the warrants is allocated between the debt and preferred stock components of the financing. The amount of the debt financing was recorded at the principal amount ($4,000,000) less the cost of the warrants allocated to the debt component ($600,000). The warrant cost associated with the debt is amortized as a non-cash interest expense over the term of the notes. The cost of the warrants associated with the preferred stock component has been charged against paid-in-capital.

     In September 1999, as permitted by the terms of the financing, Gum Tech issued 117,759 shares of common stock to Citadel Investment Group to redeem $800,000 principal amount of Senior Secured Notes and $400,000 stated value of the Series A Preferred Stock, and to cover the related $120,000 prepayment charge. The unamortized portion of the prepayment premium and warrants related to the amount redeemed was expensed in September in connection with the redemption.

4. Certain financial information for Gum Tech's gum operations is required to be supplied to Citadel Investment Group in conjunction with financial covenants contained in the financing agreement. Below is the required financial information as of September 30, 1999:

     A.   EBITDA: Net income                                         $ (975,337)
                  Add - Depreciation & amortization                     122,308
                  Add - Interest expense, net of interest income        477,087
                  Add - Accrued income taxes                                -0-
                                                                     ----------
                        EBITDA                                       $ (375,942)
                                                                     ==========

     B.   Net Revenue
                  Gross revenue                                      $1,182,305
                  Less returns & allowances                             (58,638)
                  Less sales discounts, slotting, other                 (38,779)
                                                                     ----------
                        Net Revenue                                  $1,084,888
                                                                     ==========

          In September 1999, Citadel agreed to waive compliance with the Net Revenue covenant for the third and fourth quarters of 1999 in exchange for an extension on the call protection on the warrants given to Citadel from June 2, 2000 to June 2, 2001 and acceleration of the prepayment requirement originally due June 2, 2000.

     C.   Cash & Cash Equivalents
                  Cash on deposit                                    $1,736,379
                  Cash equivalents                                          -0-
                                                                     ----------
                        Total                                        $1,736,379
                                                                     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Gum Tech develops and manufactures specialty chewing gum products for branded and private label customers, as well as products marketed under its own brand labels. Specialty chewing gums include vitamins, herbals and active over-the-counter drug ingredients formulated to provide specific health-related benefits to the user. Gum Tech currently targets four market segments: oral care, smoking cessation, dietary supplement, and over-the-counter (OTC) drug. A substantial majority of Gum Tech's sales from its gum operations currently are attributable to products developed, manufactured and packaged by Gum Tech for marketing and sale by major branded and private label consumer products companies.

     In January 1999, Gum Tech entered into a joint venture with BioDelivery Technologies, Inc. to manufacture, market and distribute Zicam(TM), a nasal gel formula. Under an operating agreement signed May 6, 1999, Gum Tech and BioDelivery Technologies transferred their respective interests in the patent rights to the nasal gel technology used in Zicam(TM) in exchange for membership interests in Gel Tech LLC, an Arizona limited liability company. Gum Tech has a 60% interest in the capital and profits of the joint venture and has provided $3.5 million of capital to the joint venture. Gum Tech reports financial results of Gel Tech LLC on a consolidated basis, but identifies certain information by its two business segments--chewing gum operations and Zicam(TM) operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

     The following table details certain financial information for Gum Tech's chewing gum and Zicam(TM) operations for the three months ended September 30, 1999:

                                    Chewing gum       Zicam(TM)    Consolidated
                                    ------------    ------------   ------------
Net sales                           $  1,084,888    $  1,183,894   $  2,268,782
Cost of sales                          1,051,022         368,706      1,419,728
                                    ------------    ------------   ------------
Gross profit                              33,866         815,188        849,054
Operating expenses                       448,229         468,412        916,641
Research and development                  83,888          71,177        155,065
                                    ------------    ------------   ------------
Income (loss) from operations           (498,251)        275,599       (222,652)
Interest and other income                 23,271          23,495         46,766
Interest expense                         500,357               0        500,357
                                    ------------    ------------   ------------
Net income (loss)                   $   (975,337)   $    299,094   $   (676,243)
                                    ============    ============   ============

Net Assets                          $  9,119,682    $  3,747,538   $ 12,867,220

CHEWING GUM OPERATIONS

     Certain information is set forth below for Gum Tech's chewing gum operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                              Three Months Ended September 30,
                                       -------------------------------------------------
                                               1999                       1998
                                       ----------------------     ----------------------
Net sales                              $ 1,084,888        100%    $ 1,286,176        100%
Cost of sales                            1,051,022         97       1,000,323         78
                                       -----------   --------     -----------   --------
Gross profit                                33,866          3         285,853         22
Operating expenses                         448,229         41         545,237         42
Research and development                    83,888          8         273,237         21
                                       -----------   --------     -----------   --------
Income (loss) from operations             (498,251)       (46)       (532,621)       (41)
Interest and other income                   23,271          2          34,045          3
Interest expense                           500,357         46         122,056         10
Provision (benefit) for income taxes            --         --              --         --
                                       -----------   --------     -----------   --------
Net income (loss)                      $  (975,337)       (90)%   $  (620,632)       (48)%
                                       ===========   ========     ===========   ========

     NET SALES. Net sales decreased approximately $200,000 from the prior year period. The decrease in net sales was primarily attributable to less than anticipated demand for certain gum products introduced in late 1998 and early 1999. Because five customers currently account for a significant percentage of Gum Tech's gum sales, demand for Gum Tech's products is impacted from period to period by a number of factors affecting these customers, including the difficulties inherent in launching a new gum product, the success or failure and cost of sales promotions, the costs and time required to expand into new markets and demand for the customers' products at the consumers level. In addition, certain gum products are somewhat impacted by seasonal effects. Significant sales in the 1999 period were deliveries of Breath Asure Dental Gum(TM) and several functional chewing gums to Pharma-Green Ltd. Sales in 1998 included initial deliveries of Breath Asure Dental Gum(TM), a diet gum to Herbablife, and Aspergum(R) and Chooz(R) to Heritage Consumer Products.

     COST OF SALES. Cost of sales increased slightly from the year earlier period despite a lower sales level primarily due to an increase in overhead expenses incurred in conjunction with the expansion of facilities, equipment and manpower over the past several months in anticipation of higher planned sales levels.

     GROSS PROFIT. Gross profit decreased due to the decrease in sales and the cost of support given to certain of Gum Tech's customers to assist them in their promotional programs.

     OPERATING  EXPENSES.  Operating  expenses decreased  approximately  $97,000
principally  due  to  the  cost  of  certain  administrative   services  (sales,
accounting, warehousing) being charged to Gel Tech LLC.

     RESEARCH AND DEVELOPMENT. Research and development expense decreased principally due to a reclassification of expenses for prior periods in 1998 which increased the 1998 expense level and the cost of production scale-up of several new products in 1998.

     INTEREST EXPENSE. Interest expense increased to $500,000 from $122,000 for the year earlier. Interest expense in 1999 largely reflects non-cash interest charges associated with the financing with Citadel Investment Group in early June. These non-cash interest accruals include the cost of the warrants, required prepayment premium and amortization of debt issuance costs. The redemption of $800,000 principal amount of this debt in September 1999 resulted in an additional interest expense of approximately $175,000 due to the accelerated amortization of these interest charges related to the debt redeemed.

     NET INCOME (LOSS). Net loss for the 1999 period was approximately $975,000 compared to a net loss of approximately $621,000 for the prior period. This increase in net loss was primarily due to the increase in interest expense.

ZICAM(TM) OPERATIONS

     Zicam(TM) operations began January 1, 1999. As a result, the financial results for Zicam(TM) operations cannot be compared to the prior period. During the three months ended September 30, 1999, Gel Tech LLC recorded net sales of Zicam(TM) of approximately $1.18 million reflecting initial deliveries of the product to an increased number of retail establishments. The gross profit for the period was $815,000, or 69% of net sales. Gum Tech anticipates that sales of Zicam(TM) will increase significantly in future periods due to increased market awareness of the product coupled with the onset of the cold season.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

     The following table details certain financial information for Gum Tech's chewing gum and Zicam(TM) operations for the nine months ended September 30, 1999:

                                      Chewing gum     Zicam(TM)     Consolidated
                                      -----------    -----------    -----------
Net sales                             $ 4,982,904    $ 1,650,575    $ 6,633,479
Cost of sales                           3,959,529        590,595      4,550,124
                                      -----------    -----------    -----------
Gross profit                            1,023,375      1,059,980      2,083,355
Operating expenses                      1,821,658      1,090,494      2,912,152
Research and development                  276,375        104,073        380,448
                                      -----------    -----------    -----------
Income (loss) from operations          (1,074,658)      (134,587)    (1,209,245)
Interest and other income                  42,065         23,830         65,895
Interest expense                          829,365             --        829,365
                                      -----------    -----------    -----------
Net income (loss)                     $(1,861,958)   $  (110,757)   $(1,972,715)
                                      ===========    ===========    ===========

CHEWING GUM OPERATIONS

     Certain information is set forth below for the Corporation's chewing gum operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                               Nine Months Ended September 30,
                                       -----------------------------------------------
                                               1999                      1998
                                       ---------------------     ---------------------
Net sales                              $ 4,982,904       100%    $ 3,603,693       100%
Cost of sales                            3,959,529        79       2,815,423        78
                                       -----------   -------     -----------   -------
Gross profit                             1,023,375        21         788,270        22
Operating expenses                       1,821,658        37       4,534,909       126
Research and development                   276,375         6         415,109        11
                                       -----------   -------     -----------   -------
Income (loss) from operations           (1,074,658)      (22)     (4,161,748)     (115)
Interest and other income                   42,065         1         109,173         3
Interest expense                           829,365        16         383,680        11
Provision (benefit) for income taxes            --        --             150        --
                                       -----------   -------     -----------   -------
Net income (loss)                      $(1,861,958)      (37)%   $(4,436,405)     (123)%
                                       ===========   =======     ===========   =======

     NET SALES. Net sales increased to approximately $5.0 million for the nine months ended September 30, 1999 or 38% over the prior year. The increase reflects the addition of several new customers and/or products in mid- to late 1998. Among these are Ranir DCP, Breath Asure, Heritage Consumer Products' AcuTrim(R) gum and Pharma-Green Ltd. Sales in the prior year largely reflect sales of Cigarest's smoking cessation gum, Herbalife's diet and energy gums, Aspergum(R) and Chooz(R) and initial deliveries of Breath Asure Dental Gum(TM).

     COST OF SALES. The cost of sales increased by approximately $1.1 million to $4.0 million reflecting the higher level of sales.

     GROSS PROFIT. Gross profit increased from $788,000 to $1,023,000 reflecting the higher level of sales.

     OPERATING EXPENSES. Operating expenses declined by approximately $2.7 million to $1.8 million. The amount for 1998 includes a charge of $1,478,750 to reflect the cost of an extension of options to a former officer and severance compensation expense of $618,230. Exclusive of these charges, expenses in 1998 were $2,437,929 or $616,271 greater than the 1999 level. This decrease was primarily attributable to lower advertising expenses associated with Gum-Tech's change in strategy in early 1998 to a focus on contract manufacturing and lower legal expenses.

     INTEREST AND OTHER INCOME. Interest and other income decreased due to a lower cash balance.

     INTEREST EXPENSE. Interest expense increased by approximately $446,000 compared to the prior year primarily due to interest charges associated with the Citadel financing.

     NET INCOME (LOSS). Net loss decreased by approximately $2.6 million primarily due to the higher level of sales and the decrease in operating expenses.

ZICAM(TM) OPERATIONS

     Zicam(TM) sales and operations began January 1, 1999. As a result, the financial results for Zicam(TM) operations cannot be compared to the prior period. For the nine months ended September 30, 1999, Gel Tech LLC recorded net sales of approximately $1.65 million and a gross profit of $1.06 million, or 64% of net sales.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, Gum Tech's working capital was approximately $6.9 million compared to $2.2 million at December 31, 1998. During the nine months ended September 30, 1999, Gum Tech experienced a decrease in cash used by operating activities of approximately $2.8 million, versus $3.2 million the prior year. The decrease in cash for 1999 is attributable to the net loss for the period ($2.0 million), an increase in accounts receivable ($1.4 million) and a decrease in accounts payable ($0.8 million), which were offset in part by a variety of non-cash charges for the period.

     Investing activities used $241,000 of cash for the nine months ended September 30, 1999, compared to $336,000 for the same period in 1998.

     Financing activities provided approximately $6.7 million of cash for the nine months ended September 30, 1999 compared to $1.7 million in 1998. Approximately $5.5 million of the 1999 amount reflects net proceeds realized from the Citadel financing in June 1999. Details of the Citadel financing are contained in a Form 8-K filing made on June 9, 1999. Proceeds realized from the exercise of options and warrants contributed approximately $1.7 million versus $2.0 million in 1998. In September 1999, as permitted by the Citadel financing arrangement, Gum Tech issued 117,759 shares of common stock to Citadel Investment Group to repay $800,000 principal amount of Senior Secured Notes and $400,000 of Series A Preferred Stock, including a prepayment charge of $120,000.

     In February 1999, Gum Tech entered into a $2.0 million financing arrangement with a commercial bank for the sale of accounts receivable submitted to the bank. Gum Tech canceled this facility in conjunction with the completion of the Citadel financing. Gum Tech did not borrow under this facility while it was outstanding.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Gum Tech may make certain written or oral forward-looking statements from time to time in filings with the Securities & Exchange Commission or otherwise. These forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and

Section 21E of the  Securities  Act of 1934,  as amended.  Such  statements  may include, but are not limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Specifically, this report contains forward-looking statements concerning an expected significant increase in Zicam(TM) sales, among others. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. The statements included in this report, particularly those contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in the Notes to Gum Tech's financial statements, describe factors that could contribute to or cause such differences. Factors that could cause actual results to differ materially from Gum Tech's expectations include the possibility of less favorable than anticipated results of ongoing clinical studies regarding the efficacy of Zicam(TM), the lack of market acceptance for or other uncertainties concerning Zicam(TM), the inability to manufacture and deliver sufficient quantities of Zicam(TM) to meet anticipated demand, Gum Tech's inability to redeem the debt and preferred stock issued in the Citadel financing, the inability to secure contracts on favorable terms with additional partners for Gum Tech's chewing gum operations, a decrease in the level of reorders from existing customers, financial difficulties encountered by one or more of Gum Tech's chewing gum customers, and difficulties in obtaining additional capital for marketing, research and development, and other expenses. These potential risks and uncertainties, together with those mentioned below and elsewhere in this report, could affect Gum Tech's future operating results, financial condition, and the market price of its common stock.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

     Our future operating results and financial condition depend on a number of factors that we must successfully manage in order to achieve favorable future operating results. The following potential risks and uncertainties, together with those mentioned elsewhere in this report, could affect our future operating results, financial condition and the market price of our common stock.

WE HAVE INCURRED SIGNIFICANT LOSSES AND MAY NOT BECOME PROFITABLE

     We began operations in February 1991 and have a limited operating history upon which potential investors may evaluate our performance. We reported significant losses for the last three years and for the first three quarters of 1999. We can give no assurance that future operations will be profitable. The likelihood of our success must be considered relative to the problems, difficulties, complications and delays frequently encountered in connection with the development and operation of a new business, the significant change in strategy in early 1998, and the development and marketing of Zicam(TM), a new product.

OUR RELIANCE ON A FEW CUSTOMERS MAY NEGATIVELY IMPACT OUR FINANCIAL RESULTS

     The shift in our chewing gum strategy in early 1998 to a focus on contract manufacturing has made our chewing gum operations dependent for sales and future growth on a few customers. These customers include Herbalife, Breath Asure, Ranir, Heritage Consumer Products and PharmaGreen. While the decision to partner with these firms relieves Gum Tech of the direct responsibility of marketing products, it does introduce a dependability on these customers to market their products. Further, we are at risk for their non-payment or late payment for amounts owed us. While Gum Tech intends to add to this portfolio of customers to reduce the risk of non-performance by any single customer, there can be no assurance that we will be successful in that effort.

OUR INABILITY TO PROVIDE SCIENTIFIC PROOF FOR PRODUCT CLAIMS MAY ADVERSELY AFFECT OUR SALES

     The marketing of certain of our chewing gum and nasal gel products, including Zicam(TM), involves claims that such products assist in weight loss, promote dental hygiene, and reduce the duration of the common cold, among others. Under FDA and FTC rules, we are required to obtain scientific data to support any health claims we make concerning our products. Although we have not provided nor been requested to provide any scientific data to the FDA, we have obtained such scientific data for all of our products. There can be no assurance that the scientific data we have obtained in support of such claims will be deemed acceptable by the FDA or FTC, should either agency request any such data in the future. If we are unable to provide support that is acceptable by the FDA or the FTC, either agency could force us to stop making the claims in question or restrict us from selling the affected products.

FDA AND  OTHER  GOVERNMENT  REGULATION  MAY  RESTRICT  OUR  ABILITY  TO SELL OUR
PRODUCTS

     We are subject to various federal, state and local laws affecting our business. Our chewing gum and nasal gel products are subject to regulation by the FDA, including regulations with respect to labeling of products, approval of ingredients in products, claims made regarding the products, and disclosure of product ingredients. If we do not comply with these regulations, the FDA could force us to stop selling the affected products or incur substantial costs in adopting measures to maintain compliance with these regulations.

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

WE CANNOT INSURE THAT ZICAM(TM) WILL BE A SUCCESSFUL PRODUCT

     In 1999, Gel Tech LLC, a joint venture in which we hold a 60% interest in profits and capital, launched a new homeopathic cold remedy known as Zicam(TM). Although initial internal studies have indicated that Zicam(TM) can significantly reduce the duration and severity of the common cold, no independent study has yet been completed supporting this claim. In addition, even if an independent study is eventually published that supports the efficacy of Zicam(TM), there is no guarantee that the product will achieve widespread acceptance by the market. If any unanticipated problem arises concerning the efficacy of Zicam(TM) or the product fails to achieve widespread market acceptance for any reason , our prospects for our future operating results would be adversely affected.

WE MAY BE UNABLE TO MEET DEMAND FOR OUR NEW PRODUCTS

     To the extent Zicam(TM) or any other new product we introduce achieves widespread market acceptance and generates significant demand, we may be unable to produce and deliver sufficient quantities of the product to meet our customers' demands on a timely basis. If so, we could lose opportunities to sell larger quantities of the product and damage relationships with distributors whose orders could not be timely filled. This problem, if encountered, could be particularly damaging if we are not able to meet customer demand during the cold season, when we expect demand for sales of Zicam(TM) to peak.

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

     In addition, to the extent that actual demand for our products in the future is less than anticipated, we may incur higher than necessary costs in preparing for an anticipated growth in sales that does not materialize or materializes more slowly than expected.

     Failure to manage growth effectively would have a material adverse effect on the results of our operations and our ability to execute our business strategy.

TERMS OF SERIES A PREFERRED STOCK AND SENIOR SECURED NOTES COULD DEPRESS THE PRICE OF OUR STOCK OR LEAD TO FORECLOSURE

     The terms of the Series A Preferred Stock and Senior Secured Notes issued in June 1999 contain a number of restrictive covenants that we must satisfy and that require repayment of the Series A Preferred Stock and Senior Secured Notes at various times during the two year period following the closing of that offering. We generally have the ability to make these payments in shares of stock rather than cash, which could depress the price of our common stock if demand for our shares does not meet the increased number of shares being sold into the market. In addition, failure to meet any of the restrictive covenants or failure or inability to pay the required amounts under the Series A Preferred Stock or the Senior Secured Notes when due will enable the holders of the Notes to exercise a variety of remedies, including foreclosure of its security interests in substantially all the assets of Gum Tech. In that event, Gum Tech's operations and financial results will be severely and adversely affected and the price of our common stock could decline significantly.

FAILURE TO SATISFY FINANCIAL COVENANTS WOULD TRIGGER ADVANCE REMEDIES

     The terms of the Series A Preferred Stock and the Notes issued in June 1999 require us to meet a number of financial covenants on a quarterly basis while the Notes remain outstanding, including cash, revenue, and EBITDA. If we fail to satisfy any of these financial covenants, or otherwise breach any of the negative covenants included in this financing, the applicable interest rate will increase to 15% and the holders of the Notes may exercise a number of remedies, including accelerating the principal and interest due on the Notes, or closing on the collateral pledged to secure the Notes, and forcing conversion of the Notes into common stock. There can be no assurance that we will be able to satisfy the financial covenants contained in this agreement on an ongoing basis.

THE LARGE NUMBER OF SHARES ELIGIBLE FOR IMMEDIATE AND FUTURE SALES MAY DEPRESS THE PRICE OF OUR STOCK

     Sales of substantial amounts of common stock in the open market or the availability of a large number of additional shares for sale could adversely affect the market price for the common stock. Substantially all of our outstanding shares of common stock, as well as the shares underlying vested but unexercised warrants and options, have either been registered for public sale or may be sold under Rule 144 promulgated under the Securities Act. Therefore, all of these shares may be immediately sold by the holders. A substantial increase in the volume of trading in our stock may depress the price of our common stock.

WE MAY BE UNABLE TO PREVENT OTHERS FROM DEVELOPING SIMILAR PRODUCTS

     We routinely seek trademark and patent protection from the United States Patent Office ("USPO") and from similar agencies in foreign countries for chewing gum brands and have done so for Zicam(TM). There can be no assurance that we will be able to successfully defend any trademarks, trade names or patents against claims from or use by competitors or that trademark, trade name or patent applications will be approved by the USPO or any similar foreign agency.

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

YEAR 2000 PROBLEMS MAY ADVERSELY AFFECT OUR OPERATIONS

     We recognize the potential business impacts related to the Year 2000 computer system issue. The Year 2000 issue is one where computer systems may recognize the designation "00" as 1900 when it means 2000, resulting in system failure or miscalculations.

     In recognition of the Year 2000 issue, we have been conducting a comprehensive review of all information technology and non-information technology systems that we use. This review includes testing and analysis, and inquiries of third parties supplying information technology and non-information technology systems, computer hardware and software products and components, and other equipment.

     As a result of our review to date, we have made modifications to our software systems, including upgrades required of our principal manufacturing/financial software system. In addition, we have identified modifications that are required of our computer hardware system and other information technology systems, including telecommunications systems. We expect the necessary modifications to be completed by the end of 1999. Also, we will have modifications to our non-information technology equipment, including our manufacturing equipment, completed by year-end. Finally, we continue to review our exposure from critical suppliers and customers to ascertain whether those entities are taking the necessary steps to address their Year 2000 issues.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 16, 1996, a lawsuit was filed against Gum Tech in the United States District Court for the Central District of California, CV-95-9784. The action is entitled GCN Products, Inc. vs. Roy Kelly, et al. The complaint, as it relates to Gum Tech, principally alleges that Gum Tech engaged in unlawful rebates, appropriations and overcharges, commercial bribery, fraud and unjust enrichment. On September 4, 1998, the court granted a motion for summary judgment in Gum Tech's favor, and dismissed the plaintiff's claims against Gum Tech and its current and former directors. The ruling remains subject to appeal.

     On July 2, 1998, Kirk Gossett, a former employee of Gum Tech, filed a lawsuit against Gum Tech and three officers and employees of Gum Tech, and their spouses, alleging violation of overtime requirements of the Fair Labor Standards Act. The claim against all parties has been settled for an amount that is not material to Gum Tech's operations.

     On January 27, 1999, an action was filed against Gum Tech in the Superior Court of the State of Arizona in and for the County of Maricopa, CV-99-01528, by Paul F. Janssens-Lens. The complaint alleges intentional interference with business relations, intentional misrepresentation, negligent misrepresentation, securities fraud, and consumer fraud. The plaintiff seeks compensatory damages of $720,000, unspecified punitive damages, and attorneys' fees and costs. Gum Tech denies the plaintiff's allegations and intends to vigorously defend the action.

     On June 2, 1999, Gum Tech filed a complaint in the Superior Court of Maricopa County, Arizona against DJ Ltd. ("DJ"), CIV 99-1136-PHX-PGR (D. Ariz.) Gum Tech's complaint sought a declaratory judgment that DJ was not owed any fee under an agreement entered into between the parties pursuant to which DJ was to act as financial advisor to Gum Tech. DJ removed the case to the United States District Court for the District of Arizona and filed a counterclaim. In its counterclaim, DJ alleges that Gum Tech breached the contract between the parties and that Gum Tech has been unjustly enriched. DJ seeks damages in the amount of $480,000, plus costs, expenses and warrants to purchase 50,000 shares of Gum Tech common stock. DJ also seeks a declaratory judgment confirming its version of its rights under the agreement.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 1999 Annual Meeting of Stockholders, held on August 11, 1999, the stockholders approved the election of five directors to serve for the following year or until their successors are elected:

     Name                                     For                    Against
     ---------                                ---                    -------
     W. Brown Russell                      6,823,477                  16,432
     William D. Boone                      6,814,177                  25,732
     Bruce  Jorgenson, M.D.                6,817,077                  22,832
     Gary Kehoe                            6,818,477                  21,432
     William A. Yuan                       6,811,527                  28,382

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

          3.1 Amended and Restated Articles of Incorporation of Gum Tech International, Inc. (incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the period ending March 31, 1999, file number 000-27646).

          3.2 Amended Bylaws of Gum Tech International (incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the period ending March 31, 1999, file number 000-277646).

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

                                                    Gum Tech International, Inc.


                                                   /s/ Gary S. Kehoe
                                                   -----------------------------
                                                                   Gary S. Kehoe
                                                                   President and
                                                         Chief Operating Officer


                                                   /s/ William J. Hemelt
                                                   -----------------------------
                                                               William J. Hemelt
                                                        Chief Financial Officer,
                                                           Treasurer & Secretary


                                                               November 15, 1999