Form 10-K
period 1999-12-31
GUMTECH INTERNATIONAL INC \UT\
filed 2000-03-30
CIK 1006195

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                   ----------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-27646

                          GUM TECH INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

              UTAH                                               87-0482806
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                             246 East Watkins Street
                                Phoenix, AZ 85004
                                 (602) 252-1617
                    (Address of principal executive offices,
                 Issuer's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(g) of the Act:

                            No Par Value Common Stock

                             Nasdaq National Market

     Check whether the Registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X NO [ ]

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 24, 2000, 8,866,017 shares of the Registrant's Common Stock were outstanding. As of March 24, 2000, the market value of the Registrant's Common Stock, excluding shares held by affiliates, was $154.4 million based upon a closing bid price of $17.6875 per share of Common Stock on the Nasdaq National Market.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I......................................................................   1

  ITEM 1.   BUSINESS........................................................   1

  ITEM 2.   DESCRIPTION OF PROPERTY.........................................   5

  ITEM 3.   LEGAL PROCEEDINGS...............................................   5

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   6

PART II.....................................................................   7

  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........   7

  ITEM 6.   SELECTED FINANCIAL DATA.........................................   8

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.......................................   9

  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................  17

  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE........................................  17

PART III....................................................................  17

  ITEM 10.  INFORMATION CONCERNING DIRECTORS, NOMINEES, AND EXECUTIVE
            OFFICERS........................................................  17

  ITEM 11.  EXECUTIVE COMPENSATION..........................................  19

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.................  21

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  22

PART IV.....................................................................  22

ITEM 14.    EXHIBITS, LIST AND REPORTS ON FORM 8-K..........................  22

Unless otherwise indicated in this filing, "Gum Tech," "us," "we," "our" and similar terms refer to Gum Tech International, Inc. and its subsidiaries. The Gum Tech name and logo and Zicam are trademarks of Gum Tech International, Inc. Other brands, names and trademarks contained in this filing are the property of their respective owners.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

GUM OPERATIONS

     We develop and manufacture specialty chewing gum products for branded and private label customers, as well as products marketed under our own brand. Specialty chewing gums include vitamins, herbals, and active over-the-counter drug ingredients formulated to provide specific health-related benefits to the user. We manufacture and continue to develop specialty chewing gums that are formulated to:

     *    promote oral hygiene and breath freshness;
     *    promote weight management;
     *    reduce pain;
     *    relieve indigestion;
     *    contribute to energy and endurance;
     *    reduce the risk of osteoporosis; and
     *    reduce tobacco cravings.

     In 1998, following a significant management restructuring, we changed our principal strategy from developing, manufacturing, and distributing our own branded and private label gum products to developing, manufacturing, and packaging specialty gum products for sale and distribution by major branded and private label customers that we believe have the capital resources and distribution capability to promote and market specialty chewing gums on a large national and international scale. We adopted this change in strategy primarily because we did not have the financial resources, name recognition, and distribution capability to successfully market and distribute our gums on a wide-scale.

     Most of our sales from gum operations are currently attributable to products developed, manufactured, and packaged by us for marketing and sale by five consumer products companies: Breath Asure, Inc., Ranir/DCP, Inc., Heritage Consumer Products, Herbalife International, Inc., and Pharma-Green Ltd. We are also actively involved in discussions with other major consumer product companies regarding the development and formulation of a variety of additional specialty chewing gum products.

     In December 1999, we reached an agreement in principle to form a joint venture with Swedish Match AB. The joint venture will be organized as an independent company for the purpose of developing, manufacturing, marketing, and distributing non-tobacco nicotine products worldwide. Under the terms of this agreement, Swedish Match will own 51% and we will own 49% of the joint venture. We will contribute intellectual property related to chewing gum products containing nicotine and Swedish Match will contribute $10 million in start-up capital. Swedish Match, based in Stockholm, Sweden, is an international group which develops, manufactures, markets, and distributes, through its own subsidiaries worldwide, a broad range of tobacco products within the OTP (Other Tobacco Products) category, with smokeless tobacco as its core business along with cigars and pipe tobacco, as well as matches and lighters. Swedish Match's extensive range of products is sold in 140 countries, with annual sales totaling approximately $1 billion.

     ZICAM OPERATIONS

     Through a joint venture with BioDelivery Technologies, Inc. (formerly Gel Tech, Inc.), a California corporation, we are engaged in the manufacture, marketing, and distribution of health-related products using a patent-pending, nasal gel technology. The initial product marketed by this joint venture is Zicam, a nasal gel formula that has been formulated to reduce the severity and duration of the common cold. An initial internal study and a subsequent independent clinical study of Zicam have indicated that use of Zicam significantly reduces the duration and severity of the common cold when taken at the onset of a cold. To conduct clinical studies and develop, manufacture, and market Zicam, we entered into an operating agreement with BioDelivery Technologies under which both parties transferred their respective interests in the patent rights to the nasal gel technology in exchange for membership interests in Gel Tech LLC, an Arizona limited liability company. We have a 60% interest in the capital and profits of the joint venture and parties affiliated with BioDelivery Technologies collectively own a 40% interest in the capital and profits of the joint venture. In addition, as contemplated by the operating agreement, we contributed $3.5 million to the joint venture.

     We were incorporated in Utah in 1991. Our principal executive offices are located at 246 E. Watkins Street, Phoenix, Arizona and our telephone number is
(602) 252-1617.

STRATEGY

     We are pursuing the following business strategies:

     * CONTINUE TO RESEARCH AND DEVELOP NEW SPECIALTY GUM PRODUCTS. We possess considerable gum formulation expertise, and together with our existing and potential customers, are developing new products in the specialty chewing gum market.

     * PARTNER WITH MAJOR CONSUMER PRODUCT COMPANIES TO INCREASE SALES. Since early 1998, we have pursued a strategy of partnering with major consumer products companies that have the financial resources and distribution capability to market and distribute specialty chewing gum products on a national and international scale. Most recently in December 1999, we announced a joint venture with Swedish Match to produce, market and distribute nicotine products throughout the world.

     * IMPROVE MANUFACTURING OPERATIONS TO ENHANCE EFFICIENCY AND INCREASE PROFIT MARGINS. In 1998 and 1999, we expanded our operations, including adding personnel and additional packaging and coating equipment, to meet expected increases in demand for several gum products.

     * CONTINUE TO EFFECTIVELY MARKET GUM TECH BRANDED PRODUCTS. While we have changed our principal strategy to focus on contract manufacturing for others, we continue to support several of our own branded products and believe that these products and related marketing efforts provide a showcase for new product concepts and demonstrate our expertise in developing new gum formulations.

     * EFFECTIVELY MANAGE THE DEVELOPMENT AND GROWTH OF THE GEL TECH LLC JOINT VENTURE AND THE MANUFACTURING AND MARKETING OF ZICAM. Zicam is a new product that we believe represents an opportunity for substantial growth in our revenue. In order to realize this growth in revenue, however, we must effectively manage the development and growth of our joint venture with BioDelivery Technologies and Zicam must achieve significant market acceptance. In addition, we are exploring product line extensions that would utilize GelTech's nasal gel technology.

PRODUCT INFORMATION

     The table below describes certain information related to specific chewing gum products currently manufactured by us for other consumer products companies.

         Product                        Intended Benefits to User                  Market              Distributed By
         -------                        -------------------------                  ------              --------------
Breath Asure Dental Gum(TM)     Promotes oral hygiene and breath freshness   Oral Care            Breath Asure
Private label dental gums       Promote oral hygiene and breath freshness    Oral Care            Ranir/DCP
AcuTrim(R)                      Promotes weight management                   OTC drug             Heritage Consumer Products
Aspergum(R)                     Pain relief                                  OTC drug             Heritage Consumer Products
Chooz                           Antacid and prevents osteoporosis            OTC drug             Heritage Consumer Products
Herbalife NRG(R)                Improves energy & endurance                  Dietary supplement   Herbalife
Herbalife Chew Slim(R)          Promotes weight management                   Dietary supplement   Herbalife
Pharma-Green (seven varieties)  Various                                      Dietary supplement   Pharma-Green Ltd.
Brain Gum                       Improves brain function                      Dietary supplement   KR Research, Inc.

MANUFACTURING AND PACKAGING

     We manufacture all of our gum products, including those marketed and distributed by others. The manufacture of specialty chewing gums involves:

     * storing bulk raw materials and "fine" raw materials, such as flavor, colors and active ingredients;
     *    producing and mixing the gum base in large stainless steel mixers;
     *    extruding the gum into selected sizes and shapes;
     *    coating the gum, generally with a sugarless coating solution;
     *    branding the product if required;
     *    packaging the gum in blister packages; and
     * packaging the blisters, according to customer specifications, for shipment.

     All of our gum products contain one or more active ingredients which are added either to the gum center in the mixing stage or included in the coating solution.

     Prior to commencing production of the chewing gum, we record lot numbers for all ingredients, examine and file certificates of ingredients, perform quality control tests, and sanitize equipment and utensils. Our personnel conduct additional quality control tests throughout the manufacturing process. We manufacture our products in compliance with current good manufacturing procedures requiring written standard operating procedures.

     Zicam is currently manufactured and packaged by Botanical Laboratories, Inc. of Ferndale, Washington in accordance with current good manufacturing processes. The finished product is shipped to our warehouse facility in Phoenix for warehousing and shipment to customers.

COMPETITION

     Although the specialty gum market is emerging as a market category distinct from the traditional, established chewing gum market, Gum Tech and the companies to whom we sell face significant competition in each of the four categories in which we operate. These categories include oral care products, OTC drugs, smoking cessation products, and dietary supplements. In the oral care products market, we manufacture products for Breath Asure and Ranir/DCP, which compete directly with Arm & Hammer dental gum, Trident Advantage, and V-6 dental gum. We manufacture OTC drug-related gum products, including Aspergum, an analgesic, Chooz, an antacid/calcium supplement, and AcuTrim, a dietary gum. Each of these products competes generally with analgesics, antacids, and dietary products produced and marketed by major consumer products companies. We will be pursuing opportunities in the smoking cessation market through our joint venture with Swedish Match, which is currently dominated by the Nicorette product marketed by Pharmacia and Upjohn. In the dietary supplement market, our various gum products compete with a large number of non-gum dietary supplement products.

     Competitive factors in the chewing gum industry include price, flavor, and name recognition resulting from media advertising. We historically have not had the capital resources, marketing and distribution networks, product name recognition, and advertising budget to produce or introduce chewing gum brands that could compete effectively with the multi-national chewing gum manufacturers and large specialty chewing gum marketers. Accordingly, we have adopted a strategy of partnering with major branded and private label customers that possess the resources and capabilities needed to market and distribute gum products on a wide-scale.

     We face significant competition from a large number of major drug companies involved in selling a variety of cough and cold remedies that compete directly with Zicam. Most of these competitors have greater name recognition, more established brands, wider distribution capabilities and greater financial and marketing resources than we do.

FDA AND OTHER GOVERNMENT REGULATION

     We are subject to various Federal, state and local laws affecting our business. All of our chewing gum and Zicam products are subject to regulation by the FDA, including regulations with respect to labeling of products, approval of ingredients in products, claims made regarding the products, and disclosure of product ingredients. In addition, some of our products are considered "drugs." Consequently, manufacture of these products must comply with "good manufacturing practices" mandated by the FDA, which prescribes specific requirements and procedures for the manufacture of FDA-regulated drug products. If we fail to comply with these requirements and procedures, the FDA has the right to restrict the sale of or remove such products from the market. We believe that all of our products comply with all regulatory requirements including the FDA manufacturing standards and practices for drug products.

     Our advertising claims made with respect to all of our products are also subject to the jurisdiction of the FDA and the Federal Trade Commission. In both cases, we are required to obtain scientific data to support any advertising or labeling of health claims we make concerning our products.

     In addition, our chewing gum manufacturing facility and the facilities of Botanical Laboratories are subject to regulation by various governmental agencies including state and local licensing, zoning, land use, construction and environmental regulations and various health, sanitation, safety and fire codes and standards. Suspension of certain licenses or approvals, due to failure to comply with applicable regulations or otherwise, could interrupt our manufacturing operations. We are also subject to federal and state laws establishing minimum wages and regulating overtime and working conditions.

TRADEMARKS, TRADE NAMES, AND PROPRIETARY RIGHTS

     We own a perpetual non-exclusive license to use Microdent, a plaque-reducing agent, in our coated chewing gum products. Microdent is the critical ingredient in the chewing gums that we manufacture and package for Breath Asure and Ranir/DCP.

     We routinely seek trademark protection from the United States Patent Office ("USPO") and from similar agencies in foreign countries for chewing gum brands and Zicam. Despite these protections, we may not be able to successfully defend any trademarks granted to us against claims from or use by competitors. In addition, trademark applications may not be approved by the USPO or any similar foreign agency.

     We consider some of our chewing gum formulations and processes to be proprietary in nature and rely upon a combination of nondisclosure agreements, other contractual restrictions, and trade secrecy laws to protect this proprietary information. Despite these precautions, these steps may not be adequate to prevent misappropriation of our proprietary information and our competitors could independently develop chewing gum formulations and processes that are substantially equivalent or superior to those that we develop.

EMPLOYEES

     As of December 31, 1999, our gum operations employed 75 individuals, including three executive officers, 56 manufacturing and warehouse personnel, four research and development personnel, and 12 administrative/sales personnel. As of December 31, 1999, Gel Tech employed six executive and administrative personnel.

ITEM 2. DESCRIPTION OF PROPERTY

     We lease an approximately 28,000 square foot building for our principal executive offices and chewing gum manufacturing facilities at 246 East Watkins, Phoenix, Arizona 85004. Our ten-year lease (with two three-year renewal options) for this building expires on December 2005. The monthly rental expense for this property is approximately $12,000. In September 1998, we leased an additional 31,000 square foot building located near our principal executive offices and manufacturing facility to house our warehouse and packaging operations. This lease provides for monthly rent of approximately $12,000 and a five year term, subject to a five year renewal option.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

     On October 16, 1996, a lawsuit was filed against us and other parties in the United States District Court for the Central District of California, CV-95-9784. The action is entitled GCN Products, Inc. vs. Roy Kelly, et al. The complaint, as it relates to us, principally alleged that we engaged in unlawful rebates, appropriations and overcharges, commercial bribery, fraud and unjust enrichment. On September 4, 1998, the court granted a motion for summary judgment in our favor, and dismissed the plaintiff's claims against us and our current and former directors. The ruling remains subject to appeal.

     On January 27, 1999, an action was filed against us and certain other parties in the Superior Court of the State of Arizona in and for the County of Maricopa, CV-99-01528, by Paul F. Janssens-Lens. The complaint alleges intentional interference with business relations, intentional misrepresentation, negligent misrepresentation, securities fraud, and consumer fraud. The plaintiff seeks compensatory damages of $720,000, unspecified punitive damages, and attorneys' fees and costs. We deny the plaintiff's allegations and intend to vigorously defend this action.

     On June 2, 1999, we filed a complaint in the Superior Court of Maricopa County, Arizona against DJ Ltd. ("DJ"), CIV 99-1136-PHX-PGR (D. Ariz.). Our complaint sought a declaratory judgment that DJ was not owed any fee under an agreement entered into between the parties pursuant to which DJ was to act as our financial advisor. DJ removed the case to the United States District Court for the District of Arizona and filed a counterclaim. In its counterclaim, DJ alleges that we breached the contract between the parties and that Gum Tech has been unjustly enriched. DJ seeks damages in the amount of $480,000, plus costs, expenses and warrants to purchase 50,000 shares of Gum Tech common stock. DJ also seeks a declaratory judgment confirming its version of its rights under the agreement.

     On October 21, 1999, an action was filed against us in the Superior Court of the State of California in and for the County of Los Angeles, case number BC 218 878, by International Interest Group, Inc. ("IIG") The complaint alleges the breach of an alleged oral finder's fee agreement between the parties relating to the introduction of certain individuals associated with BioDelivery Technology to a former chief executive officer of Gum Tech in 1996. BioDelivery Technology and Gum Tech formed a joint venture in 1999 to manufacture, market and distribute Zicam. The complaint seeks unspecified general contract damages, declaratory relief, and an accounting. We removed the action to the United States District Court for the Central District of California on February 2, 2000. We deny the existence, as well as the validity, of the alleged oral agreement, and intend to vigorously defend the action.

     On November 9, 1999, The Quigley Corporation commenced a civil action against Gum Tech, Inc., Gel-Tech Industries, Inc., and Gel-Tech, L.L.C. in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges infringement of a patent by the defendants' use of Zicam. The complaint seeks compensatory damages and injunctive relief. Each of the defendants denies infringement of the patent and alleges that the patent is invalid. The defendants filed a motion for summary judgment on January 21, 2000, seeking to dismiss the lawsuit as a matter of law. This motion was denied on March 9, 2000. Quigley filed a motion for preliminary injunction on February 25, 2000, seeking an injunction against the defendants regarding future sales by Zicam. A hearing on the motion is scheduled to be heard by the court on March 31, 2000. The defendants assert that the claim by Quigley is totally without merit and intend to continue vigorously defending this lawsuit.

     We are not involved as a party in any other legal proceeding other than various claims and lawsuits arising in the normal course of business, none of which, in the opinion of our management, is individually or collectively material to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has traded on the Nasdaq National Market under the symbol "GUMM" since April 24, 1996. The following table sets forth for the quarters indicated the range of high and low closing prices of the Company's common stock as reported by the Nasdaq National Market, but does not include retail markup, markdown or commissions.

                                                                Market Price
                                                            --------------------
                                                              High        Low
                                                            --------    --------
     FISCAL YEAR 1998
     First Quarter ......................................   $ 7.3750    $ 4.8125
     Second Quarter .....................................   $ 7.5625    $ 5.2500
     Third Quarter ......................................   $10.7500    $ 7.1875
     Fourth Quarter .....................................   $ 8.0000    $ 5.4375

     FISCAL YEAR 1999
     First Quarter ......................................   $14.6719    $ 8.3750
     Second Quarter .....................................   $11.8750    $ 9.5625
     Third Quarter ......................................   $13.5625    $10.7500
     Fourth Quarter .....................................   $20.3750    $12.5000

     FISCAL YEAR 2000
     First Quarter (through March 24, 1999) .............   $33.8750    $16.3125

     As of March 20, 1999, Gum Tech had approximately 5,482 record and beneficial stockholders.

DIVIDEND POLICY

     We have paid only limited cash dividends on our common stock in the past and intend to retain earnings, if any, for use in the operation and expansion of the business. The amount of future dividends, if any, will be determined by the board of directors based upon earnings, financial condition, capital requirements and other conditions.

ITEM 6. SELECTED FINANCIAL DATA

     The following sets forth selected historical financial data for Gum Tech for each of the years in the five-year period ended December 31, 1999. The selected annual historical statement of income and balance sheet data is derived from Gum Tech's financial statements audited by independent auditors. For additional information, see the financial statements of Gum Tech and the notes thereto included elsewhere in this report. The following table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is qualified by reference thereto and to Gum Tech's financial statements and notes thereto.

                                                          Year
                                --------------------------------------------------------
                                        (in thousands, except per share amounts)
                                  1999        1998        1997        1996        1995
                                --------    --------    --------    --------    --------
Net sales                       $ 15,500    $  5,273    $  3,777    $  3,116    $  4,344
Net income (loss) applicable
  to common stock               $ (1,012)   $ (6,261)   $ (5,399)   $ (3,388)   $    497
Net income (loss) per share
  of common stock               $  (0.14)   $  (0.97)   $  (1.02)   $  (0.77)   $   0.11
Dividends per share             $     --    $     --    $     --    $     --    $   0.01
Shares outstanding at year end     8,321       6,858       5,856       4,949       3,437
Total assets                    $ 20,028    $  7,900    $  9,685    $  7,458    $  4,592
Long term obligations           $  2,241    $  2,380    $  3,785    $  1,488    $  2,507
Stockholders' equity            $ 12,702    $  3,718    $  4,673    $  5,283    $  1,623

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Gum Tech develops and manufactures specialty chewing gum products for branded and private label customers, as well as products marketed under its own brand labels. Specialty chewing gums include vitamins, herbals and active over-the-counter drug ingredients formulated to provide specific health-related benefits to the user. Gum Tech currently targeted four market segments: oral care, smoking cessation, dietary supplement, and over-the-counter (OTC) drug. A substantial majority of Gum Tech's sales from its gum operations currently are attributable to products developed, manufactured and packaged by Gum Tech for marketing and sale by five branded and private label consumer products companies.

     In January 1999, Gum Tech entered into a joint venture with BioDelivery Technologies, Inc. to manufacture, market and distribute Zicam, a nasal gel formula. Under an operating agreement signed on May 6, 1999, Gum Tech and BioDelivery Technologies transferred their respective interests in the patent rights to the nasal gel technology used in Zicam in exchange for membership interests in Gel Tech LLC, an Arizona limited liability company. Gum Tech has a 60% interest in the capital and profits of the joint venture and has provided $3.5 million of capital to the joint venture. Gum Tech reports financial results of Gel Tech LLC on a consolidated basis, but identifies certain information by its two business segments--chewing gum operations and Zicam operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     The following table details certain financial information for our chewing gum and Zicam operations for the year ended December 31, 1999:

                                       Chewing Gum       Zicam      Consolidated
                                       -----------    -----------   -----------
Net sales                              $ 5,910,221    $ 9,589,803   $15,500,024
Cost of sales                            4,806,544      2,534,818     7,341,362
                                       -----------    -----------   -----------
Gross profit                             1,103,677      7,054,985     8,158,662
Operating expenses                       2,277,263      3,428,227     5,705,490
Research and development                   422,555        241,893       664,448
                                       -----------    -----------   -----------
Income (Loss) from operations           (1,596,141)     3,384,865     1,788,724
Interest and other income                   73,136         50,428       123,564
Interest expense                         1,311,792              0     1,311,792
                                       -----------    -----------   -----------
Income (loss) before income tax        $(2,834,797)   $ 3,435,293   $   600,496
                                       -----------    -----------   -----------

CHEWING GUM OPERATIONS

     Certain information is set forth below for our chewing gum operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                             Year Ended December 31
                                    ------------------------------------------
                                           1999                   1998
                                    -------------------    -------------------
Net sales                           $ 5,910,221     100%   $ 5,272,547     100%
Cost of sales                         4,806,544      81      4,357,010      83
                                    -----------   -----    -----------   -----
Gross profit                          1,103,677      19        915,537      17
Operating expenses                    2,277,263      39      6,164,022     117
Research and development                422,555       7        667,067      12
                                    -----------   -----    -----------   -----
Income (Loss) from operations        (1,596,141)    (27)    (5,915,552)   (112)
Interest and other income                73,136       1        127,947       2
Interest expense                      1,311,792      22        473,811       9
Provision (benefit)
  for income taxes                           --      --             --      --
                                    -----------   -----    -----------   -----
Net income (loss)                   $(2,834,797)    (48)%  $(6,261,416)   (119)%
                                    ===========   =====    ===========   =====

     NET SALES. Net sales increased to approximately $5.9 million for the 12 months ended December 31, 1999, or 12% above the prior year. This increase reflects the addition of several new customers and/or products in mid- to late 1998. Among these were Ranir DCP, Breath Asure, Heritage Consumer Products' AcuTrim(R) gum and Pharmagreen Ltd. Sales in the prior year largely reflect sales of Cigarest's smoking cessation gum, Herbalife's diet and energy gums, Aspergum(R) and Chooz(R) and initial deliveries of Breath Asure Dental Gum(TM). Although sales to our five principal gum customers have contributed significantly to our growth in sales over the past two years, we do not anticipate additional growth in sales to these customers in the coming year, and sales to these customers may in fact decline. We expect that any future growth in our chewing gum operations will result primarily from the addition of new contract relationships with new partners, including the recently announced relationship with Swedish Match. We cannot assure you, however, that we will be able to attract any new partners, or that any joint venture with any new partners will ultimately prove successful.

     COST OF SALES. Cost of sales increased to approximately $4.8 million, or approximately $450,000 above the prior year, due to the higher level of sales.

     GROSS PROFIT. Gross profit increased to $1.1 million reflecting both the higher level of sales and improvement in our manufacturing processes.

     OPERATING EXPENSES. Operating expenses declined by approximately $3.9 million from the 1998 level to $2.3 million in 1999. The amount for 1998 includes unusual one-time charges of $1,478,750 to reflect the cost of an extension of options to a former officer, $732,000 for options granted to another individual, and $618,230 representing a severance compensation expense. Exclusive of these charges, operating expenses in 1998 were $3,335,042, or approximately $1.06 million greater than the 1999 level. The reduction in normal recurring operating expenses in 1999 was principally due to a reduction in advertising, trade show and travel expense of $522,000 due to the change in corporate strategy in 1998, lower legal expenses of $157,000 due to costs associated with the management restructuring in early 1998, and the allocation of administrative and warehousing expenses to Gel Tech LLC of $167,000 in 1999.

     INTEREST AND OTHER INCOME. Interest and other income decreased due to a lower cash balance.

     INTEREST EXPENSE. Interest expense increased from 1998 by $837,981 to approximately $1.3 million primarily due to interest charges associated with the Citadel financing in June 1999. Included in these amounts were a number of non-cash interest charges associated with this financing. This financing, together with the Company's outstanding term loan facility, were redeemed in full in the first quarter of 2000, which we anticipate will virtually eliminate interest expense in subsequent quarters.

     INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. Net loss decreased by approximately $3.4 million primarily due to the substantial decrease in operating expenses offset in part by higher interest expense. Despite the anticipated reduction in interest charges, gum operations will continue to record a net loss in the future until sales of gum products increase.

ZICAM OPERATIONS

     Zicam sales and operations began January 1, 1999. As a result, the financial results for Zicam operations cannot be compared to the prior period.

     For the year ended December 31, 1999, Zicam operations recorded net sales of approximately $9.6 million. The bulk of Zicam sales occurred late in the fourth quarter of 1999 after widespread national publicity in November 1999 resulted in unexpectedly high demand for this new product. Initially, production of Zicam could not be increased sufficiently to meet this high level of demand. Consequently, deliveries of Zicam were delayed. Due to the highly seasonal nature of cold remedies such as Zicam and a relatively short cold season, these delays limited our ability to realize the full potential of Zicam sales for the 1999-2000 cold season.

     Gross profit on Zicam for the 12 months ended December 31, 1999 was approximately $7.1 million, or 74% of net sales. Operating expenses of $3.4 million were recorded for this period, of which approximately $2.25 million was spent, or accrued for advertising, sales commissions, public relations and other sales expenses. Research and development expenses of $241,892 for this period largely reflect the cost of on-going clinical work associated with Zicam. Interest and other income largely reflects interest income associated with invested cash. Gel Tech did not have any debt outstanding during this period and consequently did not record any interest expense.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     The following table presents certain statement of operations information expressed in dollars and as a percentage of net sales for the periods indicated:

                                             Years Ended December 31
                                    ------------------------------------------
                                           1998                   1997
                                    -------------------    -------------------
Net sales                           $ 5,272,547     100%   $ 3,776,562     100%
Cost of sales                         4,357,010      83      4,197,777    (111)
                                    -----------   -----    -----------   -----
Gross profit                            915,537      17       (421,215)    (11)
Operating expenses                    6,164,022     117      3,881,238     103
Research & development                  667,067      12        209,783       5
                                    -----------   -----    -----------   -----
Income (Loss) from operations        (5,915,552)   (112)    (4,512,236)   (119)
Interest and other income               127,947       2        204,220       5
Interest expense                        473,811       9      1,090,618      29
Provision (benefit)
  for income taxes                           --      --             --      --
                                    -----------   -----    -----------   -----
Net income (loss)                   $(6,261,416)   (119)%  $(5,398,634)   (143)%
                                    ===========   =====    ===========   =====

     NET SALES. Net sales for 1998 were $5.27 million, approximately 40% above the 1997 level. Sales in 1998 reflect the change in the Company's strategy early in the year to a focus on contract manufacturing whereas sales in 1997 largely reflect sales of Cigarrest, which the Company marketed, and sales of the Company's own gum products. Sales in 1998 included deliveries of diet and energy gums to Herbalife in the first half of the year, Aspergum (an analgesic gum), and Chooz (an antacid gum) in the second quarter, Breath Asure dental gum in the third quarter, and Ranir/DCP private label dental gum, Accutrim (a diet gum), seven different gums to Pharma-green and a dental gum to EcoDenT in the fourth quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, Gum Tech's working capital was approximately $12.5 million compared to $2.2 million at December 31, 1998. During the 12 months ended December 31, 1999, Gum Tech experienced a decrease in cash used by operating activities of approximately $3.2 million, versus $3.9 million the prior year. The decrease in cash for 1999 is largely attributable to the increase in accounts receivable primarily associated with sales of Zicam in the fourth quarter ($6.8 million) offset in part by the minority interest in earnings of consolidated affiliates and a provision for sales returns and allowances.

     Investing activities used $230,000 of cash for the year ended December 31, 1999 compared to $864,000 for the same period in 1998. The 1998 amount reflects expenditures to expand our gum operations.

     Financing activities provided approximately $8.5 million of cash for the year ended December 31, 1999 compared to $1.7 million in 1998. Approximately $5.5 million of the 1999 amount reflects net proceeds realized from the Citadel financing in June 1999. Details of the Citadel financing are contained in our Current Report on Form 8-K filed on June 9, 1999. Proceeds realized from the exercise of options and warrants contributed approximately $3.7 million versus $2.0 million in 1998. Gum Tech issued 249,867 shares of Common Stock to Citadel Investment Group in 1999 to redeem $2.0 million of Senior Secured Notes and $1.0 million of Series A Preferred Stock and issued an additional 193,447 shares of Common Stock in early 2000 to redeem the remaining $3.0 million of Citadel debt and preferred stock.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our anticipated growth in business and future results of operations. These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, many of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause actual results to differ materially from our expectations include less than anticipated demand for our chewing gum or nasal gel products, such as Zicam, lack of market acceptance for or uncertainties concerning the efficacy of Zicam, fluctuations in seasonal demand for Zicam relative to the cold season, difficulties in increasing production to meet unexpectedly high demand in the short term, a decrease in the level of reorders from existing customers, financial difficulties encountered by one or more of our principal customers, difficulties in obtaining additional capital for marketing, research and development, and other expenses, the possibility of material charges incurred as a result of prior activities, aggressive pricing and marketing efforts by rival gum manufacturers, unavailability of third-party material products at reasonable prices, inventory obsolescence due to shifts in market demand, and material litigation involving patent and contractual claims, product liabilities and consumer issues. These potential risks and uncertainties, together with those mentioned below and elsewhere in this report, could affect our future operating results, financial condition, and the market price of its common stock.

     Information contained in this report includes "forward-looking statements", which can be identified by the use of forward-looking words such as "believes", "expects", "may", "should", or "anticipates" or by discussions of trends or strategy. We may not achieve the future results discussed in these forward-looking statements.

     The  following  matters  constitute   cautionary   statements   identifying
important factors that relate to the forward-looking statements.

WE INCURRED SIGNIFICANT LOSSES IN PREVIOUS YEARS

     We began operations in February 1991 and have a limited operating history upon which potential investors may evaluate our performance. We reported significant losses for the last four years. Although we earned a profit for the fourth quarter of 1999, we incurred a loss for the year ended December 31, 1999. In addition, despite achieving a profit in the fourth quarter of 1999, our future operations may not be profitable. The likelihood of our success must be considered relative to the problems, difficulties, complications, and delays frequently encountered in connection with the development and operation of a new business, the significant change in strategy in early 1998, and the development and marketing of Zicam, a relatively new product.

IF ZICAM DOES NOT GAIN MARKET WIDESPREAD ACCEPTANCE, OUR ANTICIPATED SALES AND RESULTS OF OPERATIONS WILL SUFFER

     In 1999, Gel Tech LLC, a joint venture in which we hold a 60% interest in profits and capital, launched a new homeopathic cold remedy known as Zicam. Although studies have indicated that Zicam can significantly reduce the duration and severity of the common cold, there is no guarantee that the product will achieve widespread acceptance by the market. If any unanticipated problem arises concerning the efficacy of Zicam or the product fails to achieve widespread market acceptance for any reason, our prospects for our future operating results would be adversely affected. In addition, although initial sales of Zicam were significant, there is no assurance that demand for this product will continue to grow, especially following the peak of the cold season.

WE MAY BE UNABLE TO MEET DEMAND FOR OUR NEW PRODUCTS

     To the extent Zicam or any other new product we introduce achieves widespread market acceptance and generates significant demand, we may be unable to produce and deliver sufficient quantities of the product to meet our customers' demands on a timely basis. If so, we could lose opportunities to sell larger quantities of the product and damage relationships with distributors whose orders could not be timely filled. This problem, if encountered, could be particularly damaging if we are not able to meet customer demand during the cold season, when we expect demand for sales of Zicam to peak.

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

OUR  RELIANCE  UPON A FEW GUM  CUSTOMERS  MAY  NEGATIVELY  IMPACT OUR  FINANCIAL
RESULTS

     The shift in our chewing gum strategy in early 1998 to a focus on contract manufacturing has made our chewing gum operations dependent for sales and future growth on a few customers. These customers include Herbalife, Breath Asure, Ranir, Heritage Consumer Products and PharmaGreen. While the decision to partner with these firms relieves us of the direct responsibility to market products, we become dependent on the financial resources and marketing capabilities of third parties. Further, we are at risk for their non-payment or late payment for amounts owed to us. While we intend to add to this portfolio of customers to reduce the risk of non-performance by any single customer, we have not yet been successful in that effort.

OUR INABILITY TO PROVIDE SCIENTIFIC PROOF FOR PRODUCT CLAIMS MAY ADVERSELY AFFECT OUR SALES

     The marketing of certain of our chewing gum and nasal gel products, including Zicam, involves claims that these products assist in weight loss, promote dental hygiene, and reduce the duration of the common cold, among others. Under FDA and FTC rules, we are required to obtain scientific data to support any health claims we make concerning our products. Although we have not provided nor been requested to provide any scientific data to the FDA in support of claims regarding our products, we have obtained scientific data for all of our products. There can be no assurance that the scientific data we have obtained in support of our claims will be deemed acceptable to the FDA or FTC, should either agency request any such data in the future. If the FDA or the FTC requests any supporting information, and we are unable to provide support that is acceptable to the FDA or the FTC, either agency could force us to stop making the claims in question or restrict us from selling the affected products.

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

WE MAY BE UNABLE TO SUCCESSFULLY EXPAND OUR OPERATIONS

     We intend to continue expanding our manufacturing and marketing operations. Expansion will place substantial strains on our management and our operational, accounting, and information systems. Successful management of growth will require  us  to  improve  our  financial  controls,  operating  procedures,  and
management   information  systems,  and  to  train,  motivate,  and  manage  our employees.

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

WE MAY BE UNABLE TO PREVENT OTHERS FROM DEVELOPING SIMILAR PRODUCTS

     We routinely seek trademark and patent protection from the United States Patent Office and from similar agencies in foreign countries for chewing gum brands and have done so for Zicam. There can be no assurance that we will be able to successfully defend any trademarks, trade names or patents against claims from or use by competitors or that trademark, trade name or patent applications will be approved by the USPO or any similar foreign agency.

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

THE LARGE NUMBER OF SHARES ELIGIBLE FOR IMMEDIATE AND FUTURE SALES MAY DEPRESS THE PRICE OF OUR STOCK

     Sales of substantial amounts of common stock in the open market or the availability of a large number of additional shares for sale could adversely affect the market price for the common stock. Substantially all of our outstanding shares of common stock, as well as the shares underlying vested but as yet unexercised warrants and options, have either been registered for public sale or may be sold under Rule 144 promulgated under the Securities Act. Therefore, all of these shares may be immediately sold by the holders. A substantial increase in the volume of trading in our stock may depress the price of our common stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors' Report and Consolidated Financial Statements of Gum Tech, including the Notes to those statements, are set forth on pages F-1 through F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Gum  Tech has had no  disagreements  with its  independent  accountants  in
regard  to  accounting  and  financial   disclosure  and  has  not  changed  its
independent accountants during the two most recent fiscal years.

                                    PART III

ITEM 10. INFORMATION CONCERNING DIRECTORS, NOMINEES, AND EXECUTIVE OFFICERS

     The following sets forth certain information with respect to Directors, nominees to the Board of Directors, and executive officers of the Company.

       Name             Age    Position With Company and Tenure
       ----             ---    --------------------------------
Gary S. Kehoe            41    President since 1998 and Chief Operating Officer
                               and Director since 1995

W. Brown Russell, III    44    Chairman of the Board of Directors since 1999,
                               Director of Investor Relations and Legal and
                               Director since 1998

William D. Boone         52    Director since 1998

William A. Yuan          39    Director since 1998

William J. Hemelt        46    Secretary, Treasurer, and Chief Financial Officer
                               since 1998 (Principal Financial Officer)

     Gary S. Kehoe joined Gum Tech in 1995 as Chief Operating Officer and a Director. He was responsible for construction and start-up of our manufacturing facility and research and development of gum products. In February 1998, the Board of Directors elected Mr. Kehoe as our President. Prior to joining Gum Tech, Mr. Kehoe was employed by Planters/LifeSavers, a division of Nabisco Food Group, in various capacities, including Senior Food Technologist, where he was responsible for functional and nutriceutical products in the confectionery division. He developed or co-developed several new technologies, processes, and products involving CareFree, Bubble Yum, Fruit Stripe, and Beech Nut chewing gums and is listed as inventor or co-inventor on 22 U.S. patents filed by Nabisco and Gum Tech.

     W. Brown Russell, III was elected to the Board of Directors in February 1998 and appointed as Chairman of the Board in August 1999. He joined Gum Tech as a Special Advisor to the President in February 1998 before assuming his current position as Director of Investor Relations and Legal. Before joining Gum Tech, Mr. Russell operated Brown Russell Investment Services, Inc., a private money management firm. From 1987 to 1994, Mr. Russell was the President of Capital Investment Properties, a real estate and property management firm based in Athens, Georgia. During this time, Mr. Russell was also a partner in the law firm of Russell & Russell. Mr. Russell earned a Juris Doctorate and Bachelor of Arts from the University of Georgia.

     William D. Boone was elected to the Board of Directors in February 1998, and served as a manufacturing consultant to Gum Tech in early 1998. Mr. Boone has 30 years experience in small business management and sales growth, including co-founding and co-managing Trade Printers, Inc., a Phoenix-based wholesale printing manufacturer, which he subsequently sold.

     William A. Yuan has been a Director since 1998. Mr. Yuan is President and Chief Executive Officer of Reliance Management, LLC. From 1985 until 1996, Mr. Yuan was employed by Merrill Lynch and Salomon Smith Barney in various positions. Mr. Yuan earned a Bachelor of Science in Economics from Cornell University.

     William J. Hemelt joined us in June 1998 as our Chief Financial Officer, Treasurer, and Secretary. From 1980 to 1997, Mr. Hemelt held a variety of financial positions with Arizona Public Service Company, Arizona's largest utility, including 6 years as Treasurer and 4 years as Controller. Mr. Hemelt earned a Master of Business Administration and a Bachelor of Science in Electrical Engineering from Lehigh University.

     Bruce A. Jorgenson, M.D., resigned from the Board of Directors effective February 17, 2000. We intend to add at least one additional board member in the future.

     All Directors terms are on an annual basis.

MEETINGS OF THE BOARD OF DIRECTORS

     During the fiscal year ended December 31, 1999, our Board of Directors held 7 meetings, either in person or by consent resolution. All Directors attended or participated in at least 75% of those meetings and the total number of meetings held by all committees of the Board on which they served.

AUDIT COMMITTEE

     In 1998, our Board of Directors elected Dr. Bruce A. Jorgenson, William Boone, William A. Yuan, and W. Brown Russell to the Audit Committee. The functions of the Audit Committee are to receive reports with respect to loss contingencies, the public disclosure or financial statement notation of which may be legally required; annually review and examine those matters that relate to a financial and performance audit of our employee plans; recommend to our Board of Directors the selection, retention, and termination of our independent accountants; review the professional services, proposed fees and independence of such accountants; and provide for the periodic review and examination of management performance in selected aspects of corporate responsibility. The Audit Committee did not meet in 1999.

COMPENSATION COMMITTEE

     In 1998 our Board of Directors elected Dr. Bruce A. Jorgenson and William Boone to the Compensation Committee. The functions of the Compensation Committee are to review annually the performance of the President and of the other principal officers whose compensation is subject to the review and recommendation by the Compensation Committee to our Board of Directors. Additionally, the Compensation Committee is to review compensation of outside directors for service on our Board of Directors and for service on committees of our Board of Directors, and to review the level and extent of applicable benefits provided by us with respect to automobiles, travel, insurance, health and medical coverage, stock options and other stock plans and benefits. The Compensation Committee held two meetings during fiscal 1999.

DIRECTOR COMPENSATION

     The Company's nonemployee Directors receive reimbursement for out-of-pocket expenses incurred in attending Board of Directors" meetings and have been granted stock options under the Company's 1995 Stock Option Plan.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires Gum Tech's officers and directors, and persons who own more than ten percent of a registered class of Gum Tech's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). These officers, directors and shareholders are required by SEC regulation to furnish Gum Tech with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms were required for such persons, Gum Tech believes that during the fiscal year ended December 31, 1999, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with except as set forth below.

     Messrs. Russell, Kehoe, Jorgenson, Boone, and Yuan reported the October 1999 grant of options to each of them on a Form 5 filing in February 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The following table discloses, for the years ended December 31, 1997, 1998, and 1999, certain compensation paid to the Company's Chief Executive Officer, and to each other executive officer whose total compensation in 1999 exceeded $100,000. No other executive officer of the Company at December 31, 1999 earned more than $100,000 in annual compensation during the fiscal year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                        Long Term Compensation
                                                                        -----------------------
                                          Annual Compensation                   Awards           Payouts
                                  -----------------------------------   -----------------------  -------
                                                                       Restricted   Securities
Name and Principal                                       Other Annual    Stock      Underlying    LTIP      All Other
Position                   Year    Salary     Bonus      Compensation   Award(s)   Options/SARS  Payouts  Compensation(1)
--------                   ----   --------   --------    ------------   --------   ------------  -------  ---------------
Gary S. Kehoe              1999   $132,292   $ 50,000          0           0          80,000        0        $ 3,965
  President, Chief         1998   $ 95,000   $ 30,000(2)       0           0         188,000(3)     0        $ 2,847
  Operating Officer        1997   $ 84,333   $ 20,000(4)       0           0          88,000(5)     0        $   880

William J. Hemelt          1999   $100,000   $      0          0           0          24,000        0        $ 3,000
  Chief Financial          1998   $ 58,333   $      0          0           0          50,000        0        $ 1,750
  Officer, Treasurer
  and Secretary

W. Brown Russell           1999   $ 96,667   $      0          0           0          60,000        0        $ 2,821
  Chairman of the Board    1998   $ 44,000   $      0          0           0          70,000        0        $     0
  and Director of Legal
  and Investor Relations

(1) Includes matching contributions under our SRA/IRA defined contribution program.
(2)  Includes $10,000 that was accrued in 1998 but paid in 1999.
(3) Represents options originally granted in prior years that were repriced in 1998. (See footnote 5 below). In accordance with SEC rules, these options are reported as options granted during the fiscal year 1998 as a result of the repricing of these options in April 1998.
(4)  Includes $10,000 that was accrued in 1997 but paid in 1998.
(5) Each option was repriced to $5.625 per share in April 1998, equal to the fair market value on the date of repricing.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table provides information on option grants during the year ended December 31, 1999 to the named executive officers:

                     Number of      Percent of
                     Securities    Total Options/   Exercise
                     Underlying     Sars Granted     Price                  Grant Date
                    Options/sars  to Employees in    (Per      Expiration    Present
      Name            Granted      Fiscal Year (1)   Share)       Date       Value(1)
      ----            -------      ---------------   ------       ----       --------
Gary S. Kehoe         70,000(2)         15%         $11.7500   08/10/2002    $384,090
                      10,000(3)          2%         $12.5625   10/07/2002    $ 58,680
William J. Hemelt     24,000(4)          5%         $11.7500   08/10/2004    $131,688
W. Brown Russell      50,000(5)         11%         $11.7500   08/10/2002    $274,350
                      10,000(3)          2%         $12.5625   10/07/2002    $ 58,680

(1) The grant date present values per option share were derived using the Black-Scholes option pricing model in accordance with SEC rules and regulations and are not intended to forecast future appreciation of our stock price. The options granted on August 10, 1999 had a grant date present value of $5.487 per option and the options granted on October 7, 1999 had a grant date present value of $5.868 per option. The Black-Scholes model was used with the following assumptions: volatility of 63.1% based on a historical weekly average; dividend yield of 0%; risk-free interest of 5.90% based on a U.S. Treasury rate of three years; and a three year option life.

(2) 30,000 vested upon the completion of the second clinical test of Zicam efficacy, 20,000 vest upon completion of a major dental gum contract, as determined by the Compensation committee of the Board and 20,000 vest upon completion of a major nicotine gum contract, as determined by the Compensation committee of the Board

(3) 5,000 vested upon the completion of the second clinical test of Zicam efficacy, 2,500 vest upon completion of a major dental gum contract, as determined by the Compensation commmittee of the Board and 2,500 vest upon completion of a major nicotine gum contract, as determined by the Compensation committee of the Board.

(4) 12,000 vested upon the completion of the second clinical test of Zicam efficacy, 4,000 vest on each of August 10, 2000, August 10, 2001 and August 10, 2002.

(5) 30,000 vested upon the completion of the second clinical test of Zicam efficacy, 10,000 vest upon completion of a major dental gum contract, as determined by the Compensation committee of the Board and 10,000 vest upon completion of a major nicotine gum contract, as determined by the Compensation committee of the Board.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES

     The following table provides information on the value realized by the exercise of options by the named executive officers during 1999 and the value of the named executive officer's unexercised options at December 31, 1999.

                                               Number of Securities
                                              Underlying Unexercised        Value of Unexercised
                     Shares                      Options/sars At            In-the-money Options/
                    Acquired                     Fiscal Year-end           Sars At Fiscal Year-end
                       On        Value      --------------------------   --------------------------
       Name         Exercise    Realized    Exercisable  Unexercisable   Exercisable  Unexercisable
       ----         --------    --------    -----------  -------------   -----------  -------------
Gary S. Kehoe       100,000    $1,191,250     88,000        80,000         $913,000      $331,875
William J. Hemelt    18,000    $  218,812      7,000        49,000         $ 73,500      $364,500
W. Brown Russell     10,000    $  111,250     60,000        60,000         $597,400      $246,875

     Gum Tech has entered into employment agreements with Messrs. Kehoe and Hemelt. Mr. Kehoe's agreement, which was originally signed on June 1, 1995, expires on December 31, 2000. Mr. Kehoe's salary has been increased by the Board to an annual rate of $150,000, which is above the level required in the contract to reflect the additional responsibilities Mr. Kehoe has assumed as President of Gum Tech. The contract agreement provides a bonus payment structure that is related to annual sales levels of new gums developed by Mr. Kehoe. Mr. Hemelt's agreement, which expires at the end of May 31, 2000, provides for an annual salary of $100,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth information, as of March 15, 2000, with respect to the number of shares of GumTech's Common Stock beneficially owned by the named executive officers, by individual directors, by all directors and officers as a group, and by persons known by Gum Tech to own more than 5% its outstanding Common Stock. The address of all persons (unless otherwise noted in the footnotes below) is in care of Gum Tech at 246 E. Watkins Street, Phoenix, Arizona 85004. The indicated percentages are based upon the number of shares of Common Stock outstanding as of March 15, 2000, plus, where applicable, the number of shares that the indicated person or group had a right to acquire within 60 days of that date.

                                                                Percent of
     Name of Beneficial                         Number of      Common Stock
     Owner and Address                           Shares           Owned
     -----------------                           ------           -----
     Gary S. Kehoe(1)                            269,400           3.0%
     William D. Boone(2)                          80,200           0.9%
     William A. Yuan(3)                           20,071           0.2%
     W. Brown Russell, III(4)                    133,500           1.5%
     William J. Hemelt (5)                        40,000           0.5%
     All directors and                           543,171           5.9%
     officers as a group
     (5 persons)

----------
(1) Includes options to purchase 88,000 shares at $5.625 per share, 70,000 shares at $11.75 per share and 10,000 shares at $12.5625 per share.
(2) Includes options to purchase 50,000 shares at $5.625 per share, 20,000 shares at $6.88 and 10,000 shares at $12.5625 per share.
(3) Includes options to purchase 10,000 shares at $5.81 per share and 10,000 shares at $12.5625 per share.
(4) Includes options to purchase 20,000 shares at $6.88 per share, 40,000 shares at $5.625 per share, 50,000 shares at $11.75 per share and 10,000 shares at $12.5625.
(5) Includes options to purchase 4,000 shares at $5.50 per share and 12,000 shares at $11.75 per share..

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     NONE.

                                     PART IV

ITEM 14. EXHIBITS, LIST AND REPORTS ON FORM 8-K

EXHIBITS

     Exhibit No.    Title
     -----------    -----
     3.01           Certificate of Incorporation  and Amendments  thereto of the
                    Registrant(1)

     3.02           Bylaws of the Registrant(1)

     10.01          1995 Stock Option Plan(1)

     10.02          Amendment to Stock Option Plan(1)

     10.03          Employment Contract with Gary S. Kehoe(1)

     10.04          Employment Contract with William J. Hemelt(2)

     10.05          Lease Agreement - Phoenix, Arizona manufacturing facility(1)

     10.06 Lease Agreement between Gum Tech and Beardsley & 1-17 L.L.C., for the lease of packaging/warehouse facility(3)

     10.07          Form of Convertible Note Dated February 20, 1997(4)

     10.09          Registration Rights Agreement(4)

     10.10          Installment Loan with Textron Financial Corporation(3)

     10.11          Form of Manufacturing Agreement(5)

     10.12          Operating Agreement of Gel Tech, L.L.C.(6)

     10.13          Securities Purchase Agreement with Citadel Investment
                    Group(7)

     10.14          Credit Agreement between Gel Tech LLC and Imperial Bank

     23             Consent of Angell & Deering

     27             Financial Data Schedule

----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 declared effective by the Commission on April 24, 1996, file number 333-870.
(2) Incorporated by reference to the Registrant's Report on Form 10-QSB for the quarter ending September 30, 1998, file number 000-27646.
(3) Incorporated by reference to the Registrant's Report on Form 10-KSB for the year ending December 31, 1997, file number 000-27646.
(4)  Incorporated by reference to the Registrant's Form 8-K filed March 6, 1997.
(5) Incorporated by reference to the Registrant's Form 10-KSB filed March 31, 1999.
(6) Incorporated by reference to the Registrant's Report on Form 10-QSB for the quarter ending March 31, 1999, file number 000-27646.
(7)  Incorporated by reference to the Registrant's Form 8-K filed June 9, 1999.

REPORTS ON FORM 8-K

     Gum Tech filed a report on Form 8-K on November 8, 1999 announcing the withdrawal from publication by the American Journal of Infection Control of the manuscript "The effects of direct application of ionic zinc nasal spray gel on the duration of the common cold."

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on March 30, 2000.

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


Signature                     Title                               Date
---------                     -----                               ----

/s/ W. Brown Russell, III     Chairman of the Board of            March 30, 2000
-------------------------     Directors, Director of
W. Brown Russell, III         Legal and Investor Relations


/s/ William D. Boone          Director                            March 30, 2000
-------------------------
William D. Boone


/s/ William J. Hemelt         Secretary, Chief Financial          March 30, 2000
-------------------------     Officer (Principal Financial
William J. Hemelt             Officer), Principal Accounting
                              Officer

/s/ William A. Yuan           Director                            March 30, 2000
-------------------------
William A. Yuan

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements                                                        Page
--------------------                                                        ----
  Independent Auditors' Report                                               F-2

  Consolidated Balance Sheets as of December 31,
   1999 and 1998                                                             F-3

  Consolidated Statements of Operations for the
   years ended December 31, 1999, 1998 and 1997                              F-5

  Consolidated Statements of Changes in Stockholders'
   Equity for the years ended December 31, 1999, 1998
   and 1997                                                                  F-6

  Consolidated Statements of Cash Flows for the years
   ended December 31, 1999, 1998 and 1997                                    F-7

  Notes To Consolidated Financial Statements                                 F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Gum Tech International, Inc.

We have audited the accompanying consolidated balance sheets of Gum Tech International, Inc. and Subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gum Tech International, Inc. and Subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

                                        Angell & Deering
                                        Certified Public Accountants

Denver, Colorado
February 5, 2000

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                     ASSETS

                                                      1999             1998
                                                  ------------     ------------
Current Assets:
  Cash and cash equivalents                       $  5,595,075     $    517,852
  Restricted cash                                      270,878           20,149
  Accounts receivable:
   Trade, net of allowance for doubtful
    accounts of $50,482 and $35,000                  8,197,180        1,462,639
   Employees                                            56,237               --
  Inventories                                        1,966,819        1,896,161
  Prepaid expenses                                     155,281           60,851
                                                  ------------     ------------
     Total Current Assets                           16,241,470        3,957,652
                                                  ------------     ------------
Property and Equipment, at cost:
  Machinery and equipment                            4,455,694        4,272,746
  Office furniture and equipment                       295,577          238,371
  Leasehold improvements                               383,854          332,452
                                                  ------------     ------------
                                                     5,135,125        4,843,569
  Less accumulated depreciation                     (1,724,276)      (1,295,342)
                                                  ------------     ------------
     Net Property and Equipment                      3,410,849        3,548,227
                                                  ------------     ------------
Other Assets:
  Deposits                                             214,936          279,131
  Intangible assets, net of accumulated
   amortization of $548,744 and $156,526               160,659          114,855
                                                  ------------     ------------
     Total Other Assets                                375,595          393,986
                                                  ------------     ------------
     Total Assets                                 $ 20,027,914     $  7,899,865
                                                  ============     ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        1999           1998
                                                    ------------   ------------
Current Liabilities:
  Accounts payable and accrued expenses             $  2,078,358   $  1,309,067
  Accrued interest                                            --         42,449
  Customer deposits                                       10,500         34,763
  Sales returns and allowances                         1,202,100         35,000
  Current portion of long-term debt                      420,043        381,280
                                                    ------------   ------------
     Total Current Liabilities                         3,711,001      1,802,559
                                                    ------------   ------------
Long-Term Debt, net of current portion above:
  Financial institutions and other                     2,646,897      2,736,525
  Obligations under capital leases                        14,105         24,256
  Less current portion above                            (420,043)      (381,280)
                                                    ------------   ------------
     Total Long-Term Debt                              2,240,959      2,379,501
                                                    ------------   ------------
Minority interest in consolidated affiliate            1,374,117             --
                                                    ------------   ------------
Commitments and Contingencies                                 --             --

Stockholders' Equity:
  Preferred stock: no par value, 1,000,000 shares
   authorized:
    Series A preferred stock, $1,000 stated value,
     2,000 shares authorized, 1,000 shares issued
     and outstanding                                   1,000,000             --
  Common stock: no par value, 20,000,000 shares
   authorized, 8,320,705 and 6,857,999 shares
   issued and outstanding                             23,687,579     15,145,037
  Additional paid in capital                           3,551,766      2,915,152
  Accumulated deficit                                (15,537,508)   (14,342,384)
                                                    ------------   ------------
     Total Stockholders' Equity                       12,701,837      3,717,805
                                                    ------------   ------------
     Total Liabilities and Stockholders' Equity     $ 20,027,914   $  7,899,865
                                                    ============   ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                   1999            1998            1997
                                               ------------    ------------    ------------
Net sales                                      $ 15,500,024    $  5,272,547    $  3,776,562

Cost of sales                                     7,341,362       4,357,010       4,197,777
                                               ------------    ------------    ------------
     Gross Profit                                 8,158,662         915,537        (421,215)

Operating expenses                                5,705,490       6,164,022       3,881,238
Research and development                            664,448         667,067         209,783
                                               ------------    ------------    ------------
     Income (Loss) From Operations                1,788,724      (5,915,552)     (4,512,236)
                                               ------------    ------------    ------------
Other Income (Expense):
  Interest and other income                         123,564         127,947         204,220
  Interest expense                               (1,311,792)       (473,811)     (1,090,618)
                                               ------------    ------------    ------------
     Total Other Income (Expense)                (1,188,228)       (345,864)       (886,398)
                                               ------------    ------------    ------------
Income (Loss) Before Provision For
 Income Taxes and Minority Interest                 600,496      (6,261,416)     (5,398,634)

Provision for income taxes                               --              --              --
Minority interest in earnings of
 consolidated affiliate                           1,374,117              --              --
                                               ------------    ------------    ------------
Net Income (Loss)                                  (773,621)     (6,261,416)     (5,398,634)

Preferred stock dividends                           238,466              --              --
                                               ------------    ------------    ------------
Net Income (Loss) Applicable to
 Common Shareholders                           $ (1,012,087)   $ (6,261,416)   $ (5,398,634)
                                               ============    ============    ============
Net Income (Loss) Per Share of Common Stock:
  Basic                                        $       (.14)   $       (.97)   $      (1.02)
  Diluted                                      $       (.14)   $       (.97)   $      (1.02)
Weighted Average Number of Common Shares
 Outstanding:
  Basic                                           7,412,959       6,427,815       5,294,099
  Diluted                                         7,412,959       6,427,815       5,294,099

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                Series A
                                             Preferred Stock                 Common Stock           Additional
                                       ---------------------------   ---------------------------     Paid In      Accumulated
                                          Shares         Amount         Shares         Amount        Capital        Deficit
                                       ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1996                     --   $         --      4,948,740   $  7,965,060   $         --   $ (2,682,334)

Issuance of common stock upon
 exercise of stock options and
 warrants (net of costs of $188,678)             --             --        907,720      4,123,090             --             --

Beneficial conversion feature
 of convertible notes                            --             --             --             --        665,790             --

Net loss                                         --             --             --             --             --     (5,398,634)
                                       ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1997                     --             --      5,856,460     12,088,150        665,790     (8,080,968)

Issuance of common stock upon
 exercise of stock options and
 warrants                                        --             --        785,962      2,032,897             --             --

Conversion of convertible notes
 payable into common stock                       --             --        215,577      1,023,990             --             --

Compensation from extension and
 issuance of stock options                       --             --             --             --      2,249,362             --

Net loss                                         --             --             --             --             --     (6,261,416)
                                       ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1998                     --             --      6,857,999     15,145,037      2,915,152    (14,342,384)

Issuance of common stock upon
 exercise of stock options and
 warrants                                        --             --        890,800      3,672,044             --             --

Conversion of convertible notes
 payable into common stock                       --             --        317,046      1,505,972             --             --

Issuance of Series A preferred
 stock (net of costs of $519,011)             2,000      2,000,000             --             --       (519,011)            --

Issuance of common stock for
 repayment of senior notes,
 including prepayment penalty                    --             --        163,704      2,200,000             --             --

Issuance of common stock for
 redemption of Series A preferred
 stock, including prepayment penalty         (1,000)    (1,000,000)        86,163      1,100,000             --             --

Issuance of common stock for payment
 of interest on senior notes                     --             --          4,993         64,526             --             --

Compensation from issuance of
 stock options                                   --             --             --             --         64,275             --

Issuance of warrants in connection
 with financing                                  --             --             --             --      1,091,350             --

Payment of Series A preferred stock
 dividends                                       --             --             --             --             --       (238,466)

Dividend distribution of subsidiary              --             --             --             --             --       (183,037)

Net loss                                         --             --             --             --             --       (773,621)
                                       ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1999                  1,000   $  1,000,000      8,320,705   $ 23,687,579   $  3,551,766   $(15,537,508)
                                       ============   ============   ============   ============   ============   ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                             1999           1998           1997
                                                                          -----------    -----------    -----------
Cash Flows From Operating Activities:
 Net income (loss)                                                        $  (773,621)   $(6,261,416)   $(5,398,634)
 Adjustments to reconcile net income (loss) to net cash
  (used) by operating activities:
    Depreciation                                                              430,223        304,277        551,404
    Amortization                                                              392,218        108,816         47,710
    Amortization of discount on notes payable                                 387,500             --             --
    Provision for bad debts                                                    45,000         34,613         94,500
    (Gain) loss on disposal of assets                                           1,544         (2,699)        10,633
    Interest expense from beneficial conversion feature
      of notes payable                                                             --             --        665,790
    Compensation from forgiveness of note receivable                               --        114,012             --
    Compensation from extension and issuance of stock options                  64,275      2,249,362             --
    Common stock issued for payment of interest                               264,526             --             --
    Minority interest in earnings of consolidated affiliate                 1,374,117             --             --
    Changes in assets and liabilities:
     Accounts receivable                                                   (6,779,541)      (415,018)      (648,527)
     Employee receivables                                                     (56,237)        61,054        (61,054)
     Inventories                                                              (70,658)      (862,779)       333,562
     Income tax receivable                                                         --             --        234,440
     Prepaid expenses and other                                              (345,159)        92,254        (55,106)
     Interest receivable                                                           --         60,164        (60,164)
     Deposits and other                                                            --          7,291        128,602
     Accounts payable and accrued expenses                                    726,842        551,058        470,600
     Customer deposits                                                        (24,263)        19,763        (50,500)
     Sales returns and allowances                                           1,167,100         35,000             --
                                                                          -----------    -----------    -----------
          Net Cash (Used) By Operating Activities                          (3,196,134)    (3,904,248)    (3,736,744)
                                                                          -----------    -----------    -----------
Cash Flows From Investing Activities:
 Capital expenditures                                                        (294,389)      (990,557)      (134,083)
 Proceeds from disposal of equipment                                               --         16,122          6,363
 Receipt of principal on notes receivable                                          --        250,000        177,653
 Deposits and other                                                            64,195       (139,358)       (10,598)
                                                                          -----------    -----------    -----------
          Net Cash Provided (Used) By Investing Activities                   (230,194)      (863,793)        39,335
                                                                          -----------    -----------    -----------
Cash Flows From Financing Activities:
 Proceeds from borrowing                                                    4,000,000             --      2,530,000
 Principal payments on notes payable                                         (381,307)      (343,184)      (204,871)
 Issuance of common stock                                                   3,672,054      2,032,897      4,311,768
 Issuance of preferred stock                                                2,000,000             --             --
 Offering costs incurred                                                     (155,231)            --       (188,678)
 Debt issuance costs incurred                                                (310,462)       (11,733)      (259,648)
 Dividend distribution of subsidiary                                         (183,037)            --             --
 Dividends paid on preferred stock                                           (138,466)            --             --
                                                                          -----------    -----------    -----------
          Net Cash Provided By Financing Activities                         8,503,551      1,677,980      6,188,571
                                                                          -----------    -----------    -----------
          Net Increase (Decrease) in Cash and Cash Equivalents              5,077,223     (3,090,061)     2,491,162

          Cash and Cash Equivalents at Beginning of Year                      517,852      3,607,913      1,116,751
                                                                          -----------    -----------    -----------
          Cash and Cash Equivalents at End of Year                        $ 5,595,075    $   517,852    $ 3,607,913
                                                                          ===========    ===========    ===========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for:
  Interest                                                                $   509,997    $   392,693    $   306,972
  Income taxes                                                                    150            150            150

Supplemental Disclosure of Non-cash Investing and Financing Activities:
  Conversion of account receivable to a note receivable                   $        --    $        --    $   225,665
  Note payable incurred for purchase of equipment under a capital
    lease                                                                          --             --      1,564,457
  Conversion of convertible notes payable into common stock                 1,505,972      1,023,990             --
  Issuance of warrants in connection with financing                         1,091,340             --             --
  Issuance of common stock to repay senior notes and redeem
     preferred stock                                                        3,000,000             --             --
  Issuance of common stock for payment of dividends                           100,000             --             --

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The Company also is developing, marketing and selling homeopathic remedies utilizing a nasal gel technology through a majority owned subsidiary.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Gel Tech, L.L.C. All significant intercompany accounts and transactions have been eliminated.

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

     Depreciation of property and equipment charged to operations is $430,223, $304,277 and $551,404 for the years ended December 31, 1999, 1998 and 1997, respectively.

     INTANGIBLE ASSETS

     Debt issuance costs are being amortized using the straight-line method over the term of the notes.

     REVENUE RECOGNITION

     The Company recognizes revenue from product sales upon shipment to the customer, net of an allowance for sales returns.

     STOCK-BASED COMPENSATION

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". See Note 7 for pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     LONG-LIVED ASSETS

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company reviews for the impairment of long-lived assets and certain identifiable intangibles, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows is less than the carrying amount of the assets. No impairment losses have been identified by the Company.

     INCOME TAXES

     Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

     ADVERTISING

     The Company advertises primarily through television and print media. The Company's policy is to expense advertising costs, including production costs, as incurred. Advertising expense was $1,343,492, $421,363 and
     $1,140,386 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     NET INCOME (LOSS) PER SHARE OF COMMON STOCK

     The Company adopted SFAS No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

     Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

     The basic and diluted earnings per share are the same since the Company had a net loss in 1999, 1998 and 1997 and the inclusion of stock options and other incremental shares would be antidilutive. Consequently, options, warrants and other incremental shares to purchase 1,540,168, 1,554,968 and 2,502,680 shares of common stock at December 31, 1999, 1998 and 1997, respectively were excluded from the computation of diluted earnings per share.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   RESTRICTED CASH

     Cash of $270,878 and $20,149 at December 31, 1999 and 1998, respectively, was held as collateral by a bank for letters of credit issued to the lessor of the Company's manufacturing and warehouse facilities and to a lender.

3.   INVENTORIES

     Inventories consists of the following:

                                                           1999         1998
                                                        ----------   ----------
     Raw materials and packaging                        $1,140,713   $1,216,070
     Work in process                                       541,886      731,686
     Finished goods                                        284,220      178,405
     Less reserve for obsolescence                              --     (230,000)
                                                        ----------   ----------
        Total                                           $1,966,819   $1,896,161
                                                        ==========   ==========

4.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                           1999         1998
                                                        ----------   ----------
     FINANCIAL INSTITUTIONS AND OTHER

     9.73% installment note due in 2001 with monthly
     principal and interest payments of $39,550,
     collateralized by machinery and equipment and
     a $250,000 letter of credit.                       $  859,397   $1,230,525

     11% subordinated convertible notes with interest
     payable quarterly until January 1, 2000 at which
     time the principal and interest is payable in
     twenty four equal monthly installments through
     January 1, 2002. The notes are convertible into
     common stock of the Company at $4.75 per share.            --    1,506,000

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   LONG-TERM DEBT (CONTINUED)

     OBLIGATIONS UNDER CAPITAL LEASES

     9.4% installment notes due in 2001 with monthly
     principal and interest payments of $1,000,
     collateralized by equipment.                       $   14,105   $   24,256

     SENIOR NOTES

     8% senior notes due in 2001 with interest payable
     quarterly. One half of the notes must be repaid
     within one year with a 10% prepayment penalty,
     collateralized by substantially all assets of the
     Company and the notes may be repaid in shares of
     the Company's common stock. Any repayments of
     the notes must be accompanied by a redemption of
     the Series A preferred stock on a prorata basis
     of two thirds notes and one third preferred
     stock (Note 6). The notes are subject to
     financial covenants regarding net revenue,
     EBITDA, and cash balances with all covenants
     calculated on the Company's operations excluding
     its majority owned subsidiary. The Company was
     in default on the EBITDA covenant at December
     31, 1999. The Company repaid the entire amount
     of the notes in January and February 2000
     through the issuance of common stock.               2,000,000           --

     Less debt discount                                   (212,500)          --
                                                        ----------   ----------
     Net Senior Notes                                    1,787,500           --
                                                        ----------   ----------
     Total Long-Term Debt                                2,661,002    2,760,781

     Less current portion of long-term debt               (420,043)    (381,280)
                                                        ----------   ----------
     Long-Term Debt                                     $2,240,959   $2,379,501
                                                        ==========   ==========

     Installments due on debt principal, including the capital leases, at December 31, 1999 are as follows:

     Year Ending
     December 31,
     ------------
         2000                                                        $  420,043
         2001                                                         2,453,459
                                                                     ----------
         Total                                                       $2,873,502
                                                                     ==========

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                          1999    1998    1997
                                                          ----    ----    ----
     Current:
     Federal                                              $ --    $ --    $ --
     State                                                  --      --      --
                                                          ----    ----    ----
       Total                                                --      --      --
                                                          ----    ----    ----
     Deferred:
     Federal                                                --      --      --
     State                                                  --      --      --
                                                           ---    ----    ----
       Total                                                --      --      --
                                                          ----    ----    ----
     Total Provision For Income Taxes                     $ --    $ --      --
                                                          ====    ====    ====

     The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

                                                          1999    1998    1997
                                                          ----    ----    ----
     Federal statutory rate                                (34)%   (34)%   (34)%
     State income taxes, net of federal benefits            (5)     (5)     (5)
     Valuation allowance                                    39      39      39
                                                          ----    ----    ----
     Total                                                  --%     --%     --%
                                                          ====    ====    ====

     The following is a reconciliation of the provision for income taxes to income before provision for income taxes computed at the federal statutory rate of 34%.

                                                      1999           1998           1997
                                                   -----------    -----------    -----------
     Income taxes at the federal statutory rate    $  (263,031)   $(2,128,881)   $(1,835,536)
     State income taxes, net of federal benefits       (38,681)      (330,603)      (294,204)
     Nondeductible expenses                              3,836          8,864         20,969
     Valuation allowance                               297,876      2,450,620      2,108,771
                                                   -----------    -----------    -----------
     Total                                         $        --    $        --    $        --
                                                   ===========    ===========    ===========

     Significant components of deferred income taxes as of December 31, 1999 and 1998 are as follows:

     Net operating loss carryforward                 $10,521,400    $ 8,745,000
     Reserve for bad debts                                10,700         14,700
     Reserve for obsolete inventory                           --         96,600
                                                     -----------    -----------
     Total deferred tax asset                         10,532,100      8,856,300
                                                     -----------    -----------
     Depreciation                                       (496,400)      (373,300)
     Stock option compensation                        (3,577,600)    (2,338,000)
     Other                                                (5,700)            --
                                                     -----------    -----------

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   INCOME TAXES (CONTINUED)

     Total deferred tax liability                     (4,079,700)    (2,711,300)
     Less valuation allowance                         (6,452,400)    (6,145,000)
                                                     -----------    -----------
     Net Deferred Tax Asset                          $        --    $        --
                                                     ===========    ===========

     The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $6,452,400 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $307,400. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

     At December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $24,900,000 and $25,600,000, respectively. Such carryforwards expire in the years 2011 through 2019 and 2001 through 2004 for federal and state purposes, respectively.

6.   PREFERRED STOCK

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

     In June 1999, the Company designated a new class of preferred stock "Series A Preferred Stock" and the number of shares constituting such series is 2,000 shares with no par value. The new series was authorized in connection with a Securities Purchase Agreement for the sale of $4,000,000 of senior notes (Note 4) and $2,000,000 of Series A preferred stock. Each preferred share shall bear dividends at a rate of 14% per year, which shall be cumulative, and are payable on a quarterly basis. Upon the second anniversary of the issuance date (June 2, 2001) each preferred share will automatically convert into shares of common stock by dividing the stated value of the preferred shares ($1,000) by 80% of the average of the closing bid price of the Company's common stock for the 20 days preceding such date. Until all of the preferred shares have been converted into common stock or redeemed, the Company may not declare or pay any cash dividends on its common stock without the written consent of at least two thirds of the holders of the preferred shares. One half of the preferred shares must be redeemed within one year with a 10% prepayment penalty. Any redemptions of the preferred shares must be accompanied by a repayment of the Company's senior notes on a prorata basis of one third preferred stock and two thirds senior notes. Any redemptions of the preferred stock prior to June 2, 2001 are based on 95% of the average of the closing bid price of the Company's common stock for the 20 days prior to the date of redemption.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   PREFERRED STOCK (CONTINUED)

     The company may redeem the preferred stock in cash, solely at its option. The Company redeemed all of the outstanding preferred shares in January and February 2000 through the issuance of common stock.

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

     The following table contains information on the stock options under the Company's Plan for the years ended December 31, 1997, 1998 and 1999. The outstanding agreements expire from June 2000 to October 2004.

                                                    Number of   Weighted Average
                                                     Shares      Exercise Price
                                                   ----------        ------
     Options outstanding at December 31, 1996       1,318,000        $ 4.00
       Granted                                        565,000          9.81
       Exercised                                     (184,000)         1.72
       Cancelled                                      (15,000)         6.38
                                                   ----------        ------
     Options outstanding at December 31, 1997       1,684,000          6.18
       Granted                                        912,000          5.79
       Exercised                                     (600,250)         2.78
       Cancelled                                   (1,298,750)         7.65
                                                   ----------        ------

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   STOCK OPTIONS AND WARRANTS (CONTINUED)

     STOCK OPTION PLAN (CONTINUED)

     Options outstanding at December 31, 1998         697,000          5.86
      Granted                                         315,000         11.90
      Exercised                                      (333,500)         5.62
      Cancelled                                       (14,000)         5.63
                                                   ----------        ------
     Options outstanding at December 31, 1999         664,500        $ 8.85
                                                   ==========        ======

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

     NON-QUALIFIED STOCK OPTIONS

     The Company has granted non-qualified stock options to consultants, distributors and other individuals. The outstanding agreements expire from June 2000 to January 2004.

     The  following   table  contains   information  on  all  of  the  Company's
     non-qualified stock options for the years ended December 31, 1997, 1998 and 1999.

                                                   Number of    Weighted Average
                                                     Shares      Exercise Price
                                                   ----------        ------
     Options outstanding at December 31, 1996         360,000        $ 1.80
       Granted                                        100,000          4.75
       Exercised                                     (180,000)         1.80
       Cancelled                                           --            --
                                                   ----------        ------
     Options outstanding at December 31, 1997         280,000          2.85
       Granted                                         25,000         11.44
       Exercised                                     (180,000)         1.80
       Cancelled                                           --            --
                                                   ----------        ------
     Options outstanding at December 31, 1998         125,000          6.09
       Granted                                        215,000          9.63
       Exercised                                     (100,000)         4.75
       Cancelled                                           --            --
                                                   ----------        ------
     Options outstanding at December 31, 1999         240,000        $ 9.82
                                                   ==========        ======

     PROFORMA DISCLOSURES

     The Company adopted SFAS No. 123 during the year ended December 31, 1996. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   STOCK OPTIONS AND WARRANTS (CONTINUED)

     PROFORMA DISCLOSURES (CONTINUED)

     compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the following pro forma amounts:

                                         1999           1998           1997
                                      -----------    -----------    -----------
     Net income (loss) applicable to
     common shareholders:

          As reported                 $(1,012,087)   $(6,261,416)   $(5,398,634)
          Pro forma                   $(1,654,447)   $(7,299,820)   $(5,881,867)

     Net income (loss) per share of
     common stock:

          As reported                 $      (.14)   $      (.97)   $     (1.02)
          Pro forma                   $      (.22)   $     (1.14)   $     (1.11)

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 1999, 1998 and 1997.

                                                    1999       1998       1997
                                                    ----       ----       ----
     Risk-free interest rate                         5.90%      5.45%      5.88%
     Expected life                                 3 years    2 years    2 years
     Expected volatility                             63.1%     61.82%     63.51%
     Expected dividend yield                            0%         0%         0%

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

     The weighted average fair value price of options granted was $5.56, $1.56 and $3.82 in 1999, 1998 and 1997, respectively.

     The following table summarizes information about stock-based compensation plans outstanding at December 31, 1999:

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   STOCK OPTIONS AND WARRANTS (CONTINUED)

     Options Outstanding and Exercisable by Price Range as of December 31, 1999:

                              Options Outstanding           Options Exercisable
                        --------------------------------    -------------------
                                     Weighted
                                      Average    Weighted               Weighted
        Range of                     Remaining    Average                Average
        Exercise        Number      Contractual  Exercise    Number     Exercise
         Prices       Outstanding   Life-Years    Price    Exercisable   Price
     --------------     -------        ----       ------    --------     ------
     $  5.50 - 6.88     329,500        1.02       $ 5.78     329,500     $ 5.82
     $11.44 - 12.56     335,000        3.67       $11.88     143,000     $11.44
     --------------     -------        ----       ------    --------     ------
     $ 5.50 - 12.56     664,500        2.36       $ 8.85     472,500     $ 6.00
     ==============     =======        ====       ======    ========     ======

     COMPENSATION EXPENSE

     The Company recorded compensation expense of $64,275, $2,249,362 and $-0-for the years ended December 31, 1999, 1998 and 1997, respectively for the value of certain options granted to non-employees of the Company and for the extension of options previously granted to an Officer and Director of the Company. The valuation of the options and warrants granted to employees is based on the difference between the exercise price and the market value of the stock on the measurement date. The valuation of the options granted to non-employees is estimated using the Black-Scholes option pricing model.

     WARRANTS

     1995 BRIDGE LOAN

     In 1995, the Company borrowed $1,550,000 from a group of four lenders ("1995 Bridge Loan"). As additional consideration for the 1995 Bridge Loan, the Company issued an aggregate of 465,000 common stock purchase warrants to the lenders. Each warrant is exercisable to purchase one share of the Company's common stock at $2.00 per share in perpetuity. In 1997, 75,000 warrants were exercised and 390,000 warrants were exercised in 1999.

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

     In 1999,  1998 and 1997,  16,825,  1,428 and  2,830,  respectively,  of the
     Underwriter's warrants were exercised and 18,917 are outstanding as of December 31, 1999.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   STOCK OPTIONS AND WARRANTS (CONTINUED)

     MARKETING AND DEVELOPMENT OPTIONS

     In 1998, the Company agreed to issue 200,000 stock options to an individual in consideration for a joint venture opportunity to develop and market various gum products. The options are exercisable at $9.00 per share at anytime until October 30, 2000 and all 200,000 options are outstanding at December 31, 1999.

     FINANCING WARRANTS

     In connection with the Company's Securities Purchase Agreement for the sale of senior notes and Series A preferred stock the Company issued warrants to the lenders. The Company issued a total of 300,000 common stock purchase warrants. Each warrant is exercisable to purchase one share of the Company's common stock at $12.44 per share at anytime until June 1, 2002. All of the warrants are outstanding at December 31, 1999.

     The Company also issued a total of 60,000 common stock purchase warrants as a finders fee in connection with the financing. Each warrant is exercisable to purchase one share of the Company's common stock, 30,000 at $11.70 per share through June 1, 2002 and 30,000 at $15.00 per share through June 1, 2004. All of the warrants are outstanding at December 31, 1999.

8.   COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company leases its office and packaging facilities, manufacturing and warehouse facilities and certain equipment under long-term leasing arrangements. The Company's manufacturing and warehouse facilities lease contains two three-year renewal options. In addition, the Company's office and packaging facilities contains a five year renewal option. The following is a schedule of future minimum lease payments at December 31, 1999 under the Company's capital leases (together with the present value of minimum lease payments) and operating leases that have initial or remaining noncancellable lease terms in excess of one year:

     Year Ending                          Capital
     December 31,                         Leases      Facilities        Total
     ------------                         -------     ----------     ----------
     2000                                 $12,004     $  277,950     $  289,954
     2001                                   3,001        287,310        290,311
     2002                                      --        303,426        303,426
     2003                                      --        252,383        252,383
     2004                                      --        145,188        145,188
     Thereafter                                --        133,089        133,089
                                          -------     ----------     ----------
     Total Minimum Lease Payments          15,005     $1,399,346     $1,414,351
                                                      ==========     ==========
     Less amount representing interest        900
                                          -------
     Present Value of Net
     Minimum Lease Payments               $14,105
                                          =======

     Rental expense charged to operations was $323,173, $193,152 and $187,826 for the years ended December 31, 1999, 1998 and 1997, respectively.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Commitments and Contingencies (Continued)

     Leased equipment under capital leases as of December 31, 1999 and 1998 is as follows:

                                                             1999        1998
                                                           --------    --------
     Equipment                                             $ 47,727    $ 47,727
     Less accumulated depreciation                          (35,795)    (26,250)
                                                           --------    --------
     Net Property and Equipment Under Capital Leases       $ 11,932    $ 21,477
                                                           ========    ========

     MINORITY INTEREST

     The Company has an option to purchase the 40% minority interest in Gel Tech at the Company's discretion at any time after January 27, 2001 or the date on which cumulative sales of Gel Tech's products have exceeded $50,000,000. If the Company exercises its option, the Company shall issue shares of the Company's common stock in exchange for the minority interest in Gel Tech. The fair market value of the shares of the Company's common stock to be issued shall be equal to the fair market value of the minority interest in Gel Tech at the time the Company exercises its option.

9.   RELATED PARTY TRANSACTIONS

     In 1998, two former officers and directors of the Company repaid notes they owed to the Company of $250,000 plus $48,770 of accrued interest. In addition, the Company wrote off two notes receivable in the amount of $145,017 which included $24,344 of accrued interest in connection with the termination of two former officers of the Company.

10.  EMPLOYEE BENEFIT PLAN

     Effective September 1, 1997, the Company adopted a Simple Retirement Account Plan for employees who are not covered by any collective bargaining agreement. The Company shall make a matching contribution for each employee in an amount equal to each employees Salary Reduction Contributions for the Plan year of up to 3% of the employees compensation for the Plan year. The Company made matching contributions of $28,250, $33,353 and $20,059 for the years ended December 31, 1999, 1998 and 1997, respectively. Each employee shall be fully vested at all times in his contribution and the Company's matching contributions.

11.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its cash equivalents and short term investments with high credit quality financial institutions and limits its credit exposure with any one financial institution. The Company's cash in its banks exceeds the federally insured limits. The Company provides credit in the normal course of business to many of the nation's top drug stores, mass merchandisers and health food chains and major private label companies. The Company's accounts receivable are due from customers located throughout the United States and various foreign countries. The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral. The Company obtains letters of credit from many of its foreign customers to limit its exposure to credit risk on its accounts receivable. The Company maintains reserves for potential credit losses, and such losses have not exceeded management's expectations.

     Sales to major customers, which comprised 10% or more of net sales, for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                    1999       1998       1997
                                                    ----       ----       ----
     Customer A                                       *        23.8%        *
     Customer B                                       *        38.3%      15.0%
     Customer C                                     10.1%        *        10.2%
     Customer D                                       *          *        15.0%

     * Less than 10%

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 1999 and 1998:

                                          1999                    1998
                                 ----------------------   ----------------------
                                  Carrying   Estimated     Carrying   Estimated
                                   Amount    Fair Value     Amount    Fair Value
                                 ----------  ----------   ----------  ----------
     Financial Assets:
      Cash and cash equivalents  $5,595,075  $5,595,075   $  517,852  $  517,852
      Restricted cash               270,878     270,878       20,149      20,149
     Financial Liabilities:
      Long-term debt              2,661,002   2,661,002    2,760,781   2,760,781

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

13.  SEGMENT INFORMATION

     Segment information has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company's operating segments are organized on the basis of products and include gum products and nasal gel cold remedies. The gum products include gum products for private label customers as well as products marketed under the Company's brand. The nasal gel cold remedies currently consists of a single product, Zicam(TM). There are no significant intersegment transactions. The table below contains information utilized by management to evaluate its operating segments.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SEGMENT INFORMATION (Continued)

                                                             1999
                                           ------------------------------------------
                                           Gum Products      Zicam       Consolidated
                                           ------------   ------------   ------------
     Net sales                             $  5,910,221   $  9,589,803   $ 15,500,024
     Income (loss) before provision for
      income taxes and minority interest     (2,834,797)     3,435,293        600,496
     Interest income                             73,136         50,428        123,564
     Interest expense                        (1,311,792)            --     (1,311,792)
     Depreciation                               425,484          4,739        430,223
     Total assets                            10,209,095      9,818,819     20,027,914

     The 1997 and 1998 operations consisted of one operating segment, gum products. Sales and operations of Zicam did not commence until January 1999.

14.  JOINT VENTURE AGREEMENT

     The Company entered into a letter of intent with Swedish Match AB ("SM") to form a joint venture. The joint venture will be organized for the purpose of developing, manufacturing, marketing and distributing nicotine products The Board of Directors of the joint venture will consist of four members: two members designated by SM, one of which will act as chairman, and two members designated by the Company. SM will make a cash commitment of $10,000,000 to the joint venture of which $3,500,000 will be funded at the closing of the formation of the joint venture and the remainder will be funded on an as needed basis and in exchange SM will receive a 51% interest in the joint venture. The Company will contribute intellectual property relating to all of its gum products containing nicotine (except chewing gum products containing leaf tobacco) to the joint venture and will receive a 49% interest in the joint venture.

15.  SUBSEQUENT EVENTS

     FINANCING ARRANGEMENT

     In January 2000, the Company's majority owned subsidiary entered into a financing agreement (the "Agreement") with a Bank for a $1,000,000 line of credit with interest at 3% above the prime rate. Advances under the line of credit are limited to 50% of the eligible accounts receivable plus cash on deposit with the Bank. The loan is collateralized by accounts receivable, inventory, property and equipment and intangible assets. The loan also contains various financial covenants regarding liquidity percentages and the Company's majority owned subsidiary must maintain a profit on a quarterly basis.