Form 10-Q
period 2000-03-31
GUMTECH INTERNATIONAL INC \UT\
filed 2000-05-15
CIK 1006195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTER ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________ TO __________

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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 8,914,761 shares of the registrant's common stock, no par value, outstanding as of May 10, 2000.

                          GUM TECH INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX

Part I    Financial Information                                             Page

          Item 1. Condensed Consolidated Balance Sheet
                  as of March 31, 2000 and December 31, 1999                  1

                  Condensed Consolidated Statements of
                  Operations for the three months ended
                  March 31, 2000 and 1999                                     3

                  Condensed Consolidated Statements of
                  Cash Flows for the three months ended
                  March 31, 2000 and 1999                                     4

                  Notes to Condensed Consolidated
                  Financial Statements                                        5

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               6

Part II   Other Information and Signatures

          Item 1. Legal Proceedings                                          14

          Item 2. Changes in Securities                                      15

          Item 6. Exhibits and Reports on Form 8-K                           16

          Signatures                                                         17

          ZICAM IS A TRADEMARK OF GEL TECH LLC

                          GUM TECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                    March 31,      December 31,
                                                      2000             1999
                                                  ------------     ------------
Current Assets:
  Cash and cash equivalents                       $  8,205,057     $  5,595,075
  Restricted cash                                    2,034,046          270,878
  Accounts receivable:
    Trade, net allowance for doubtful
      accounts of $44,687 and $50,482                2,664,178        8,197,180
    Employees                                               --           56,237
  Inventories                                        4,047,782        1,966,819
  Prepaid expenses and other                            76,253          155,281
                                                  ------------     ------------
    Total Current Assets                            17,027,316       16,241,470
                                                  ------------     ------------
Property and Equipment, at cost:
  Machinery and production equipment                 4,512,490        4,455,694
  Office furniture and equipment                       312,344          295,577
  Leasehold improvements                               397,078          383,854
                                                  ------------     ------------
  Total Property and Equipment                       5,221,912        5,135,125

  Less accumulated depreciation                     (1,837,759)      (1,724,276)
                                                  ------------     ------------
    Net Property and Equipment                       3,384,153        3,410,849
                                                  ------------     ------------
Other Assets:
  Intangible assets, net of accumulated
    amortization of $709,403 and $548,744                   --          160,659
  Deposits and other                                   388,630          214,936
                                                  ------------     ------------
    Total Other Assets                                 388,630          375,595
                                                  ------------     ------------
    Total Assets                                  $ 20,800,099     $ 20,027,914
                                                  ============     ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    March 31,      December 31,
                                                      2000             1999
                                                  ------------     ------------
Current Liabilities:
  Accounts payable and accrued expenses           $  4,595,959     $  2,078,358
  Customer deposits                                    110,450           10,500
  Sales returns and allowances                       1,310,936        1,202,100
  Current portion of long-term debt                     11,415          420,043
                                                  ------------     ------------
     Total Current Liabilities                       6,028,760        3,711,001
                                                  ------------     ------------

Long-Term Debt, net of current portion above:
  Financial institutions and other                          --        2,646,897
  Obligations under capital leases                      11,415           14,105
  Less current portion above                           (11,415)        (420,043)
                                                  ------------     ------------
    Total Long-Term Debt                                    --        2,240,959
                                                  ------------     ------------
Minority interest in consolidated affiliate            373,697        1,374,117
                                                  ------------     ------------
Stockholders' Equity:
  Preferred stock: no par value, 1,000,000
    shares authorized:
   Series A preferred stock, $1,000 stated value,
    2,000 shares authorized, 0 and 1,000 shares
    issued and outstanding                                  --        1,000,000
  Common stock: no par value, 20,000,000 shares
    authorized, 8,873,161 and 8,320,705 shares
    issued and outstanding                          29,256,547       23,687,579
  Additional paid in capital                         3,551,766        3,551,766
  Accumulated deficit                              (18,410,671)     (15,537,508)
                                                  ------------     ------------
   Total Stockholders' Equity                       14,397,642       12,701,837
                                                  ------------     ------------
   Total Liabilities and Stockholders' Equity     $ 20,800,099     $ 20,027,914
                                                  ------------     ------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three months ended March 31,
                                                  -----------------------------
                                                     2000               1999
                                                  -----------       -----------

Net sales                                         $ 4,016,011       $ 2,445,556
Cost of sales                                       2,063,560         1,840,879
                                                  -----------       -----------
  Gross Profit                                      1,952,451           604,677

Operating expenses                                  5,099,682           951,171
Research and development                              242,981           119,769
                                                  -----------       -----------
  Income (Loss) From Operations                    (3,390,212)         (466,263)
                                                  -----------       -----------
Other Income (Expense):
  Interest and other income                            91,645             8,769
  Interest expense                                   (409,426)         (110,154)
                                                  -----------       -----------
    Total Other Income (Expense)                     (317,781)         (101,385)
                                                  -----------       -----------
Income (Loss) Before Provision For
  Income Taxes and Minority Interest               (3,707,993)         (567,648)
Provision for income taxes                              8,585                --
Minority interest in earnings (loss)
  of consolidated affiliate                        (1,000,420)               --
                                                  -----------       -----------
Net Income (Loss)                                  (2,716,158)         (567,648)
Preferred stock dividends                              12,005                --
                                                  -----------       -----------
Net Income (Loss) Applicable to
  Common Shareholders                             $(2,728,163)      $  (567,648)
                                                  ===========       ===========
Net Income (Loss) Per Share of
  Common Stock:
   Basic:
    Weighted Average Number of Common
      Shares Outstanding                            8,704,148         6,999,928
                                                  ===========       ===========
    Net Income (Loss) Per Share of
      Common Stock                                $     (0.31)      $     (0.08)
                                                  ===========       ===========
   Diluted:
    Weighted Average Number of Common
      Shares Outstanding                            8,704,148         6,999,928
                                                  ===========       ===========
    Net Income (Loss) Per Share of
      Common Stock                                $     (0.31)      $     (0.08)
                                                  ===========       ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Three months ended March 31,
                                                           ---------------------------
                                                               2000           1999
                                                           -----------     -----------
Cash Flows From Operating Activities:
  Net income (loss)                                        $(2,716,158)    $  (567,648)
  Adjustments to reconcile net income (loss) to net
    cash (used) by operating activities:
    Depreciation                                               113,483         113,676
    Amortization                                               160,659          41,653
    Amortization of discount on notes payable                  212,500              --
    Minority interest in earnings of
     consolidated affiliate                                 (1,000,420)             --
    Changes in assets and liabilities:
      Restricted cash                                       (1,763,168)             --
      Accounts receivable                                    5,533,002        (562,332)
      Employee receivable                                       56,237              --
      Inventories                                           (2,080,963)        310,394
      Prepaid expenses and other                                79,028             245
      Deposits and other                                      (162,655)       (234,599)
      Accounts payable and accrued expenses                  2,517,601        (235,110)
      Sales returns and allowances                             108,836          81,790
      Customer deposits                                         99,950          13,404
                                                           -----------     -----------
      Net Cash (Used) By Operating Activities                1,157,932      (1,038,527)
                                                           -----------     -----------
Cash Flows From Investing Activities:
  Capital expenditures                                         (86,787)       (151,840)
  Deposits and other                                           (11,039)             --
                                                           -----------     -----------
      Net Cash Provided (Used) By Financing Activities         (97,826)       (151,840)
                                                           -----------     -----------
Cash Flows From Financing Activities:
  Principal payments on notes payable                         (862,087)        (91,892)
  Issuance of common stock upon exercise of
    options and warrants                                     2,568,968       1,010,671
  Dividend distribution of subsidiary                         (145,000)             --
  Dividends paid on preferred stock                            (12,005)             --
                                                           -----------     -----------
     Net Cash Provided (Used) By Financing Activities        1,549,876         918,779
                                                           -----------     -----------
  Net Increase (Decrease) in Cash and Cash Equivalents       2,609,982        (271,588)

  Cash and Cash Equivalents at Beginning of Period           5,595,075         517,852
                                                           -----------     -----------

  Cash and Cash Equivalents at End of Period               $ 8,205,057     $   246,264
                                                           ===========     ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                               $    36,268     $    72,212
    Income taxes                                                    --              --

Supplemental Disclosure of Non Cash Investing
  and Financing Activities:
  Conversion of notes payable into common stock            $ 2,000,000     $   499,995
  Issuance of common stock to redeem preferred stock       $ 1,000,000     $        --

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of Gum Tech is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2000. It is recommended that this financial information be read with the complete financial statements included in Gum Tech's Annual Report on Form 10-K for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.

2. As of December 31, 1997, Gum Tech adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. Options, warrants and other incremental shares to purchase 1,225,096 and 1,371,668 shares of common stock at March 31, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because Gum Tech had a net loss and their effect would be anti-dilutive.

3.   Inventories consist of the following at March 31, 2000:

                Raw materials and packaging                 $1,173,036
                Work in progress                               452,769
                Finished goods                               2,446,701
                Less reserve for obsolescence                  (24,724)
                                                            ----------
                         Total                              $4,047,782
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

     Through a joint venture with BioDelivery Technologies, Inc., Gum Tech also manufactures, markets and distributes Zicam Cold Remedy, a nasal gel formula that reduces the duration and severity of the common cold. Gum Tech and BioDelivery Technologies transferred their respective interests in the patent rights to the nasal gel technology used in Zicam in exchange for membership interests in Gel Tech LLC, an Arizona limited liability company. Gum Tech has a 60% interest in the capital and profits of the joint venture and has provided $3.5 million of capital to the joint venture. Gum Tech reports financial results of Gel Tech LLC on a consolidated basis, but identifies certain information by its two business segments--chewing gum operations and Zicam operations. In March 2000, Gel Tech LLC announced a new product, Zicam Allergy Relief, a homeopathic nasal gel that provides relief to allergy sufferers. Gel Tech LLC did not record any sales of Zicam Allergy Relief in the three months ended March 31, 2000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

     The following table details certain financial information for our chewing gum and Zicam operations for the three months ended March 31, 2000:

                                    Chewing Gum       Zicam        Consolidated
                                    ------------    -----------    ------------
Net sales                           $    915,508    $ 3,100,503    $  4,016,011
Cost of sales                          1,014,205      1,049,355       2,063,560
                                    ------------    -----------    ------------
Gross profit                             (98,697)     2,051,148       1,952,451
Operating expenses                       549,386      4,550,296       5,099,682
Research and development                 202,659         40,322         242,981
                                    ------------    -----------    ------------
Income (Loss) from operations           (850,742)    (2,539,470)     (3,390,212)
Interest and other income                 44,641         47,004          91,645
Interest expense                         409,426             --         409,426
                                    ------------    -----------    ------------
Income (Loss) before income
  taxes and minority interest       $ (1,215,527)   $(2,492,466)   $ (3,707,993)
                                    ============    ===========    ============

Net assets                          $ 11,038,284    $ 9,761,815    $ 20,800,099
                                    ============    ===========    ============

CHEWING GUM OPERATIONS

     Certain information is set forth below for our chewing gum operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                            Three Months Ended March 31,
                                      ----------------------------------------
                                             2000                  1999
                                      ------------------    ------------------
Net sales                             $   915,508    100%   $ 2,077,464    100%
Cost of sales                           1,014,205    111      1,661,193     80
                                      -----------   ----    -----------   ----
Gross profit                              (98,697)   (11)       416,271     20
Operating expenses                        549,386     60        622,562     30
Research and development                  202,659     22        119,769      6
                                      -----------   ----    -----------   ----
Income (Loss) from operations            (850,742)   (93)      (326,060)   (16)
Interest and other income                  44,641      5          8,769     --
Interest expense                          409,426     45        110,154      5
Provision (benefit) for income taxes           --     --             --     --
                                      -----------   ----    -----------   ----
Net income (loss)                     $(1,215,527)  (133)%  $  (427,445)   (21)%
                                      ===========   ====    ===========   ====

     NET SALES. Net gum sales declined to less than half of the prior year's level as sales to all of the five principal gum customers declined. Although sales to these customers will fluctuate from quarter to quarter, the Company does not expect any significant continuing growth in sales to result from these customers. Consequently, growth in sales from gum operations are dependent upon the addition of new customers, including the previously announced relationship with Swedish Match to develop and market a nicotine gum and a potential relationship with a major consumer products company to develop and market an oral care gum. However, there can be no assurance that the Company will finalize these and or any other contractual arrangements, or that any of these relationships will ultimately prove successful.

     COST OF SALES. Cost of sales declined reflecting the lower sales level. However, cost of sales increased as a percentage of sales due to the impact of fixed manufacturing overhead expenses relative to the low production level.

     GROSS PROFIT. Gross profit declined as a result of the lower sales level and an increase in cost of sales as a percentage of sales.

     OPERATING EXPENSES. Operating expenses declined approximately $73,000 primarily as a result of charging administrative and warehousing expenses to Gel Tech LLC.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased due to research and development efforts related to Gum Tech's nicotine gum project with Swedish Match. Pursuant to an agreement with Swedish Match, research and development expenses incurred since December 1999 will be charged to and reimbursed from the joint venture following its initial capitalization, which is expected in the second quarter of 2000.

     INCOME (LOSS) FROM OPERATIONS. The increase in the loss from operations is due primarily to the decline in gum sales. Gum Tech does not anticipate gum operations to become profitable unless and until sales from new contractual relationships are realized in future periods. There can be no guarantee that any new contractual relationship will be successful.

     INTEREST AND OTHER INCOME. Interest income increased as a result of the higher cash position for gum operations.

     INTEREST EXPENSE. Interest expense increased over the prior year period primarily due to the accelerated amortization of remaining interest charges associated with the repayment of the Citadel financing. During the first quarter of 2000, the Corporation redeemed the Citadel financing through the issuance of additional common stock. In addition, Gum Tech repaid the outstanding balance of its term loan with Textron Financial Corp. As a result of these two actions, Gum Tech's gum operations should not record any significant interest expense in future periods.

ZICAM OPERATIONS

     Certain information is set forth below for our Zicam operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                            Three Months Ended March 31,
                                     -----------------------------------------
                                            2000                   1999
                                     -------------------     -----------------
Net sales                            $ 3,100,503     100%    $ 368,092     100%
Cost of sales                          1,049,355      34       179,686      49
                                     -----------    ----     ---------    ----
Gross profit                           2,051,148      66       188,406      51
Operating expenses                     4,550,296     147       328,609      89
Research & development                    40,322       1            --      --
                                     -----------    ----     ---------    ----
Income (Loss) from operations         (2,539,470)    (82)     (140,203)    (38)
Interest and other income                 47,004       2            --      --
Interest expense                              --      --            --      --
                                     -----------    ----     ---------    ----
Income (Loss) before income
   taxes and minority interest       $(2,492,466)    (80)%   $(140,203)    (38)%
                                     ===========    ====     =========    ====

     NET SALES. Net sales of Zicam Cold Remedy increased to $3.1 million in the three months ended March 31, 2000 from approximately $368,000 in the prior year period. Due to the difficulty of meeting the unexpectedly high demand for Zicam Cold Remedy in late 1999, this product was on back order until mid-January 2000. As a result of Zicam Cold Remedy being introduced in stores relatively late in the cold season, coupled with a relatively short cold season, Gel Tech LLC experienced a lower than anticipated level of reorders in the first quarter of 2000. To increase retail sales and increase Zicam brand recognition prior to the end of the cold season, Gel Tech LLC conducted an extensive advertising campaign beginning in early February and that continued through the end of the quarter, resulting in increased advertising expenses. Since Zicam Cold Remedy is a highly seasonal product, Gel Tech LLC does not anticipate significant sales of this product prior to retailers' restocking of cold products, which is expected in the third quarter. Gel Tech LLC does anticipate sales of Zicam Allergy Relief in the second and third quarters of 2000, which should mitigate this decrease in sales.

     COST OF SALES. Cost of sales increased from last year reflecting the higher level of sales, but decreased as a percentage of sales due to decreases in cost of materials and production.

     GROSS PROFIT. Zicam produced a gross profit of $2.1 million versus the prior year amount of approximately $188,000.

     OPERATING EXPENSES. Operating expenses increased to approximately $4.55 million primarily due to advertising expense of $3.59 million in the first quarter of 2000. Gel Tech LLC does not anticipate incurring any significant advertising expense for Zicam Cold Remedy until the next cold season.

     RESEARCH AND DEVELOPMENT. Research and development expense in this period primarily reflects initial research for Zicam Allergy Relief. Gel Tech is conducting a variety of studies on both Zicam Cold Remedy and Zicam Allergy Relief and anticipates this will result in greater research and development expense in subsequent periods.

     INCOME (LOSS) FROM OPERATIONS. Gel Tech LLC recorded a loss from operations of approximately $2.5 million primarily due to the relatively large advertising expense recorded in the period.

     INTEREST EXPENSE. Gel Tech LLC currently does not have any debt outstanding but may borrow in the future under its $1.0 million revolving credit facility.

     NET INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST. The loss before income taxes and minority interest of $2.5 million is attributable to the large advertising expense relative to the level of sales in the period.

LIQUIDITY AND CAPITAL RESOURCES

     Gum Tech's working capital declined from $12.5 million at December 31,1999 to $11.0 million at March 31, 2000. During the three-month period ended March 31, 2000, Gum Tech experienced an increase in cash from operating activities of approximately $1.2 million, due primarily to a decrease in accounts receivable of $5.5 million and an increase in accounts payable of $2.5 million. These increases were partially offset by the net loss from operations of $2.7 million, an increase in Zicam inventory of $2.1 million and increase in restricted cash of $1.8 million to cover advertising expenditures.

     Net cash flows from investing activities provided cash of approximately $1.55 million, consisting of $2.6 million from the exercise of options and warrants to purchase common stock, offset in part by approximately $800,000 of cash used to redeem the term loan with Textron.

     During this period, Gum Tech also paid off the remainder of the Citadel financing ($2.0 million of Senior Secured Notes and $1.0 million of Series A preferred stock) by issuing a total of 193,477 shares of common stock. As of the end of the period, neither Gum Tech nor Gel Tech LLC had any debt or preferred stock outstanding.

     Gel Tech LLC entered into a $1.0 million revolving credit facility with Imperial Bank in January 2000. Gel Tech has received from the lender a waiver from an earnings covenant included in the credit facility. Although no borrowings are currently outstanding, Gel Tech may borrow under the facility in the future.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our anticipated growth in business and future results of operations. These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, many of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause actual results to differ materially from our expectations include less than anticipated demand for our chewing gum or nasal gel products, such as Zicam Cold Remedy and Zicam Allergy Relief, lack of market acceptance for or uncertainties concerning the efficacy of both Zicam products, fluctuations in seasonal demand for Zicam Cold Remedy and Zicam Allergy Relief, difficulties inherent in securing a relationship with consumer products companies to develop and market nicotine and oral care gum products, including the failure to secure such relationships or to meet anticipated deadlines, difficulties in increasing production to meet unexpectedly high demand in the short term, a decrease in the level of reorders from existing customers, financial difficulties encountered by one or more of our principal customers, difficulties in obtaining additional capital for marketing, research and development, and other expenses, the possibility of material charges incurred as a result of prior activities, aggressive pricing and marketing efforts by rival gum manufacturers, unavailability of third-party material products at reasonable prices, inventory obsolescence due to shifts in market demand, and material litigation involving patent and contractual claims, product liabilities and consumer issues. These potential risks and uncertainties, together with those mentioned below and elsewhere in this report, could affect our future operating results, financial condition, and the market price of our common stock.

     Information contained in this report includes "forward-looking statements", which can be identified by the use of forward-looking words such as "believes", "expects", "may", "should", or "anticipates" or by discussions of trends or strategy. We may not achieve the future results discussed in these forward-looking statements.

WE INCURRED SIGNIFICANT LOSSES IN PREVIOUS YEARS

     We began operations in February 1991 and have a limited operating history upon which potential investors may evaluate our performance. We reported significant losses for the last four years and for the three months ended March 31, 2000 and we may not be profitable in the future. The likelihood of our success must be considered relative to the problems, difficulties, complications, and delays frequently encountered in connection with the development and operation of a new business, the significant change in strategy in early 1998, and the development and marketing of Zicam Cold Remedy and Zicam Allergy Relief, two relatively new products.

IF OUR ZICAM PRODUCTS DO NOT GAIN MARKET WIDESPREAD ACCEPTANCE, OUR ANTICIPATED SALES AND RESULTS OF OPERATIONS WILL SUFFER

     In 1999, Gel Tech LLC, a joint venture in which we hold a 60% interest in profits and capital, launched a new homeopathic cold remedy known as Zicam Cold Remedy. Although studies have indicated that Zicam Cold Remedy can significantly reduce the duration and severity of the common cold, there is no guarantee that the product will achieve continuing acceptance by the market. If any unanticipated problem arises concerning the efficacy of Zicam Cold Remedy or the product fails to achieve widespread market acceptance for any reason, our prospects for our anticipated future operating results would be adversely affected. In addition, we recently launched a homeopathic allergy relief nasal gel known as Zicam Allergy Relief. If Zicam Allergy Relief does not achieve widespread market acceptance, our anticipated sales growth in the future would be adversely affected.

WE MAY BE UNABLE TO MEET DEMAND FOR OUR NEW PRODUCTS

     To the extent Zicam Cold Remedy or any other new product we introduce achieves widespread market acceptance and generates significant demand, we may be unable to produce and deliver sufficient quantities of the product to meet our customers' demands on a timely basis. If so, we could lose opportunities to sell larger quantities of the product and damage relationships with distributors whose orders could not be timely filled. This problem, if encountered, could be particularly damaging if we are not able to meet customer demand during the cold and allergy seasons, when we expect demand for Zicam Cold Remedy and Zicam Allergy Relief to peak, respectively.

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

OUR RELIANCE UPON A FEW GUM CUSTOMERS MAY NEGATIVELY IMPACT OUR FINANCIAL
RESULTS

     The shift in our chewing gum strategy in early 1998 to a focus on contract manufacturing has made our chewing gum operations dependent for sales and immediate gum sales growth on a few customers. These customers include Herbalife, Breath Asure, Ranir, Heritage Consumer Products and PharmaGreen. While the decision to contract with these firms relieves us of the direct responsibility to market products, we become dependent on the financial resources and marketing capabilities of third parties. Further, we are at risk for their non-payment or late payment for amounts owed to us. While we intend to add to this portfolio of customers to reduce the risk of non-performance by any single customer, we have not yet been successful in that effort.

OUR INABILITY TO PROVIDE SCIENTIFIC PROOF FOR PRODUCT CLAIMS MAY ADVERSELY AFFECT OUR SALES

     The marketing of certain of our chewing gum and nasal gel products, including the Zicam products, involves claims that these products assist in weight loss, promote dental hygiene, reduce the duration of the common cold, provide allergy relief, among others. Under FDA and FTC rules, we are required to obtain scientific data to support any health claims we make concerning our products. Although we have not provided nor been requested to provide any scientific data to the FDA in support of claims regarding our products, we have obtained scientific data for all of our products. There can be no assurance that the scientific data we have obtained in support of our claims will be deemed acceptable to the FDA or FTC, should either agency request any such data in the future. If the FDA or the FTC requests any supporting information, and we are unable to provide support that is acceptable to the FDA or the FTC, either agency could force us to stop making the claims in question or restrict us from selling the affected products.

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

WE MAY BE UNABLE TO PREVENT OTHERS FROM DEVELOPING SIMILAR PRODUCTS

     We routinely seek trademark and patent protection from the United States Patent Office and from similar agencies in foreign countries for chewing gum brands and have done so for the Zicam products. There can be no assurance that we will be able to successfully defend any trademarks, trade names or patents against claims from or use by competitors or that trademark, trade name or patent applications will be approved by the USPO or any similar foreign agency.

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

THE LARGE NUMBER OF SHARES ELIGIBLE FOR IMMEDIATE AND FUTURE SALES MAY DEPRESS THE PRICE OF OUR STOCK

     Sales of substantial amounts of common stock in the open market or the availability of a large number of additional shares for sale could adversely affect the market price for the common stock. Substantially all of our outstanding shares of common stock, as well as the shares underlying vested, but as yet unexercised warrants and options, have either been registered for public sale or may be sold under Rule 144 promulgated under the Securities Act. Therefore, all of these shares may be immediately sold by the holders. A substantial increase in the volume of trading in our stock may depress the price of our common stock.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 16, 1996, a lawsuit was filed against Gum Tech International and other parties in the United States District Court for the Central District of California, CV-95-9784. The action is entitled GCN Products, Inc. vs. Roy Kelly, et al. The complaint, as it relates to us, principally alleged that we engaged in unlawful rebates, appropriations and overcharges, commercial bribery, fraud and unjust enrichment. On September 4, 1998, the court granted a motion for summary judgment in our favor, and dismissed the plaintiff's claims against us and our current and former directors. The judge's ruling on the motion for summary judgment is not yet final, and once final, will be subject to appeal.

     On January 27, 1999, an action was filed against Gum Tech International and certain other parties in the Superior Court of the State of Arizona in and for the County of Maricopa, CV-99-01528, by Paul F. Janssens-Lens. The complaint alleges intentional interference with business relations, intentional misrepresentation, negligent misrepresentation, securities fraud, and consumer fraud. The plaintiff seeks compensatory damages of $720,000, unspecified punitive damages, and attorneys' fees and costs. We deny the plaintiff's allegations and intend to vigorously defend this action.

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

     On October 21, 1999, an action was filed against Gum Tech International in the Superior Court of the State of California in and for the County of Los Angeles, case number BC 218 878, by International Interest Group, Inc. ("IIG"). The complaint alleges the breach of an alleged oral finder's fee agreement between the parties relating to the introduction of certain Bio Delivery Technology individuals to Gum Tech in 1996. BioDelivery and Gum Tech formed a joint venture in 1999 to manufacture, market and distribute Zicam. The complaint seeks unspecified general contract damages, declaratory relief, and an accounting. We removed the action to the United States District Court for the Central District of California on February 2, 2000. We deny the existence, as well as the validity, of the alleged oral agreement, and intend to vigorously defend the action.

     On November 9, 1999, The Quigley Corporation commenced a civil action against Gum Tech International, Inc. and Gel-Tech, L.L.C. in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that Zicam Cold Remedy infringes on a patent licensed to The Quigley Corporation. The complaint seeks compensatory damages and injunctive relief. In a ruling on April 20, 2000, the judge in the case denied a motion for preliminary injunctive relief and in an amended order on May 12, 2000, certified three issues of law for immediate appeal to the United States Court of Appeals for the Federal District. Each of the defendants denies the allegations of the complaint.

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

          3.2 Amended Bylaws of the Company (incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the period ending March 31, 1999, file number 000-27646.

          3.3 Certificate of Designations, Preference and Rights of Series A Preferred Stock of Gum Tech International, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed June 9, 1999, file number 000-27646).

          27   Financial Data Schedule

     B.   REPORTS ON FORM 8-K

          Gum Tech filed a report on Form 8-K on May 9, 2000 announcing the denial of Quigley's motion for a preliminary injunction in its patent infringement suit.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Gum Tech International, Inc.


                                        /s/ Gary S. Kehoe
                                        ----------------------------------------
                                        Gary S. Kehoe
                                        President and
                                        Chief Operating Officer


                                        /s/ William J. Hemelt
                                        ----------------------------------------
                                        William J. Hemelt
                                        Chief Financial Officer, Treasurer
                                        & Secretary


                                        May 15, 2000