Form 10-Q
period 2000-06-30
GUMTECH INTERNATIONAL INC \UT\
filed 2000-08-14
CIK 1006195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _______ TO _______

                         Commission File number 0-27646

                          GUM TECH INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in it charter)

             UTAH                                               87-0482806
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                             246 EAST WATKINS STREET
                                PHOENIX, AZ 85004
                    (Address of principal executive offices)

                                 (602) 252-1617
                           (Issuer's telephone number)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 8,929,047 shares of the registrant's common stock, no par value, outstanding as of July 18, 2000.

                          GUM TECH INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX

Part I    Financial Information                                             Page

          Item 1.   Condensed Consolidated Balance Sheet
                    as of June 30, 2000 and December 31, 1999                  1

                    Condensed Consolidated Statements of
                    Operations for the three months ended
                    June 30, 2000 and 1999                                     3

                    Condensed Consolidated Statements of
                    Operations for the six months ended
                    June 30, 2000 and 1999                                     4

                    Condensed Consolidated Statements of
                    Cash Flows for the six months ended
                    June 30, 2000 and 1999                                     5

                    Notes to Condensed Consolidated
                    Financial Statements                                       6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations              7

Part II   Other Information and Signatures

          Item 1.   Legal Proceedings                                         18

          Item 6.   Exhibits and Reports on Form 8-K                          20

          Signatures                                                          21

          ZICAM IS A TRADEMARK OF GEL TECH LLC

                          GUM TECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30, 2000   December 31, 1999
                                               -------------   -----------------
Current Assets:
  Cash and cash equivalents                     $  4,541,740     $  5,595,075
  Restricted cash                                     20,444          270,878
  Accounts receivable:
    Trade, net allowance for doubtful
      accounts of $37,209 and $50,482              2,276,790        8,197,180
    Employees                                        200,000           56,237
  Inventories                                      4,730,267        1,966,819
  Prepaid expenses and other                         197,258          155,281
                                                ------------     ------------

          Total Current Assets                    11,966,499       16,241,470
                                                ------------     ------------
Property and Equipment, at cost:
  Machinery and production equipment               4,699,458        4,455,694
  Office furniture and equipment                     357,119          295,577
  Leasehold improvements                             436,178          383,854
                                                ------------     ------------

  Total Property and Equipment                     5,492,755        5,135,125

  Less accumulated depreciation                   (1,954,278)      (1,724,276)
                                                ------------     ------------

          Net Property and Equipment               3,538,477        3,410,849
                                                ------------     ------------
Other Assets:
  Intangible assets, net of accumulated
    amortization of $709,403 and $548,744                 --          160,659
  Deposits and other                                 406,635          214,936
                                                ------------     ------------

          Total Other Assets                         406,635          375,595
                                                ------------     ------------

          Total Assets                          $ 15,911,611     $ 20,027,914
                                                ============     ============

             These accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 June 30, 2000  December 31, 1999
                                                                  ------------    ------------
Current Liabilities:
  Accounts payable and accrued expenses                           $  1,526,161    $  2,078,358
  Customer deposits                                                      6,500          10,500
  Sales returns and allowances                                         652,998       1,202,100
  Current portion of long-term debt                                      8,661         420,043
                                                                  ------------    ------------

          Total Current Liabilities                                  2,194,320       3,711,001
                                                                  ------------    ------------
Long-Term Debt, net of current portion above:
  Financial institutions and other                                          --       2,646,897
  Obligations under capital leases                                       8,661          14,105
  Less current portion above                                            (8,661)       (420,043)
                                                                  ------------    ------------

          Total Long-Term Debt                                              --       2,240,959
                                                                  ------------    ------------

Minority interest in consolidated affiliate                            286,939       1,374,117
                                                                  ------------    ------------
Stockholders' Equity:
  Preferred stock: no par value, 1,000,000 shares authorized:
    Series A preferred stock, $1,000 stated value, 2,000 shares
    authorized, 0 and 1,000 shares issued and outstanding                   --       1,000,000
  Common stock: no par value, 20,000,000 shares authorized,
    8,929,047 and 8,320,705 shares issued and outstanding           29,795,612      23,687,579
  Additional paid in capital                                         3,630,706       3,551,766
  Accumulated deficit                                              (19,995,966)    (15,537,508)
                                                                  ------------    ------------

          Total Stockholders' Equity                                13,430,352      12,701,837
                                                                  ------------    ------------

          Total Liabilities and Stockholders' Equity              $ 15,911,611    $ 20,027,914
                                                                  ============    ============

             These accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three months ended June 30,
                                                             ----------------------------
                                                                2000             1999
                                                             -----------      -----------
Net sales                                                    $ 2,579,748      $ 1,919,141

Cost of sales                                                  1,435,597        1,289,516
                                                             -----------      -----------

          Gross Profit                                         1,144,151          629,625

Operating expenses                                             2,060,064        1,044,340
Research and development                                         165,206          105,614
                                                             -----------      -----------

          Income (Loss) From Operations                       (1,081,119)        (520,329)
                                                             -----------      -----------
Other Income (Expense):
  Interest and other income                                       80,784           10,360
  Interest expense                                                (2,219)        (218,854)
                                                             -----------      -----------

          Total Other Income (Expense)                            78,565         (208,494)
                                                             -----------      -----------
Income (Loss) Before Provision For Income Taxes
  and Minority Interest                                       (1,002,554)        (728,823)

Provision for income taxes                                            --               --
Minority interest in earnings (loss) of
  consolidated affiliate                                         (86,758)              --
                                                             -----------      -----------

Net Income (Loss)                                               (915,796)        (728,823)

Preferred stock dividends                                             --           30,579
                                                             -----------      -----------

Net Income (Loss) Applicable to Common Shareholders          $  (915,796)     $  (759,402)
                                                             ===========      ===========
Net Income (Loss) Per Share of Common Stock:
  Basic:
    Weighted Average Number of Common Shares Outstanding       8,905,480        7,266,329
                                                             ===========      ===========
    Net Income (Loss) Per Share of Common Stock              $     (0.10)     $     (0.10)
                                                             ===========      ===========
  Diluted:
    Weighted Average Number of Common Shares Outstanding       8,905,480        7,266,329
                                                             ===========      ===========
    Net Income (Loss) Per Share of Common Stock              $     (0.10)     $     (0.10)
                                                             ===========      ===========

             These accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Six months ended June 30,
                                                             ----------------------------
                                                                2000             1999
                                                             -----------      -----------
Net sales                                                    $ 6,595,759      $ 4,364,697

Cost of sales                                                  3,499,157        3,130,396
                                                             -----------      -----------

          Gross Profit                                         3,096,602        1,234,301

Operating expenses                                             7,159,746        1,995,511
Research and development                                         408,187          225,383
                                                             -----------      -----------

          Income (Loss) From Operations                       (4,471,331)        (986,593)
                                                             -----------      -----------

Other Income (Expense):
  Interest and other income                                      172,429           19,129
  Interest expense                                              (411,645)        (329,008)
                                                             -----------      -----------

          Total Other Income (Expense)                          (239,216)        (309,879)
                                                             -----------      -----------

Income (Loss) Before Provision For Income Taxes               (4,710,547)      (1,296,472)
  and Minority Interest

Provision for income taxes                                         8,585               --
Minority interest in earnings (loss) of
  consolidated affiliate                                      (1,087,178)              --
                                                             -----------      -----------

Net Income (Loss)                                             (3,631,954)      (1,296,472)

Preferred stock dividends                                         12,005           30,579
                                                             -----------      -----------

Net Income (Loss) Applicable to Common Shareholders          $(3,643,959)     $(1,327,051)
                                                             ===========      ===========
Net Income (Loss) Per Share of Common Stock:
  Basic:
    Weighted Average Number of Common Shares Outstanding       8,804,378        7,133,866
                                                             ===========      ===========

    Net Income (Loss) Per Share of Common Stock              $     (0.41)     $     (0.19)
                                                             ===========      ===========
  Diluted:
    Weighted Average Number of Common Shares Outstanding       8,804,378        7,133,866
                                                             ===========      ===========

    Net Income (Loss) Per Share of Common Stock              $     (0.41)     $     (0.19)
                                                             ===========      ===========

             These accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Six months ended June 30,
                                                                          --------------------------
                                                                             2000           1999
                                                                          -----------    -----------
Cash Flows From Operating Activities:
  Net income (loss)                                                       $(3,631,954)   $(1,296,472)
  Adjustments to reconcile net income (loss) to net cash (used)
    by operating activities:
      Depreciation                                                            230,002        197,692
      Amortization                                                            160,659        125,127
      Amortization of discount on notes payable                               212,500         37,500
      Compensation from issuance of stock options                              78,940         91,275
      Minority interest in earnings of consolidated affiliate              (1,087,178)            --
      Changes in assets and liabilities:
        Restricted cash                                                       250,434             --
        Accounts receivable                                                 5,920,390       (390,371)
        Employee receivables                                                 (143,763)            --
        Inventories                                                        (2,763,448)       338,979
        Prepaid expenses and other                                            (41,977)       (15,046)
        Deposits and other                                                   (162,655)      (157,236)
        Accounts payable and accrued expenses                                (552,197)      (736,939)
        Sales returns and allowances                                         (549,102)        97,211
        Customer deposits                                                      (4,000)        15,587
                                                                          -----------    -----------

      Net Cash (Used) By Operating Activities                              (2,083,349)    (1,692,693)
                                                                          -----------    -----------
Cash Flows From Investing Activities:
      Capital expenditures                                                   (357,630)      (212,334)
      Deposits and other                                                      (29,044)            --
                                                                          -----------    -----------

      Net Cash (Used) By Financing Activities                                (386,674)      (212,334)
                                                                          -----------    -----------
Cash Flows From Financing Activities:
      Proceeds from borrowing                                                      --      4,000,000
      Principal payments on notes payable                                    (864,841)      (173,547)
      Issuance of common stock upon exercise of options and warrants        3,108,033      1,469,429
      Issuance of preferred stock                                                  --      2,000,000
      Debt issuance costs incurred                                                 --       (298,650)
      Offering costs incurred                                                      --       (148,265)
      Dividend distribution of subsidiary                                    (814,499)      (183,037)
      Dividends paid on preferred stock                                       (12,005)       (22,246)
                                                                          -----------    -----------

      Net Cash Provided By Financing Activities                             1,416,688      6,643,684
                                                                          -----------    -----------

      Net Increase (Decrease) in Cash and Cash Equivalents                 (1,053,335)     4,738,657

      Cash and Cash Equivalents at Beginning of Period                      5,595,075        517,852
                                                                          -----------    -----------

      Cash and Cash Equivalents at End of Period                          $ 4,541,740    $ 5,256,509
                                                                          ===========    ===========
Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for:
        Interest                                                          $    38,486    $   166,889
        Income taxes                                                               --             --

Supplemental Disclosure of Non Cash Investing and Financing Activities:
        Conversion of notes payable into common stock                     $ 2,000,000    $ 1,155,978
        Issuance of common stock to redeem preferred stock                $ 1,000,000    $        --
        Common stock issured for subscription receivable                  $        --    $     8,438
        Issuance of warrents in connection with senior notes              $        --    $   600,000
        Dividends accrued on preferred stock                              $        --    $     8,333

             These accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of Gum Tech is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2000 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2000. It is recommended that this financial information be read with the complete financial statements included in Gum Tech's Annual Report on Form 10-K for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.

2. As of December 31, 1997, Gum Tech adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. Options, warrants and other incremental shares to purchase 958,310 and 1,597,668 shares of common stock at June 30, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because Gum Tech had a net loss and their effect would be anti-dilutive.

3.   Inventories consist of the following at June 30, 2000:

               Raw materials and packaging             $2,020,196
               Work in progress                           540,378
               Finished goods                           2,302,900
               Less reserve for obsolescence             (132,207)
                                                       ----------
                    Total                              $4,730,267
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

     In June 2000 Gum Tech announced a joint venture with Swedish Match AB to develop, manufacture, market and distribute non-tobacco nicotine products worldwide. Under the agreement Gum Tech will provide the necessary research and development capability for the joint venture and initially manufacture any nicotine gum products that the joint venture will require.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

     The following table details certain financial information for our chewing gum and Zicam operations for the three months ended June 30, 2000:

                                    CHEWING GUM        ZICAM       CONSOLIDATED*
                                    -----------        -----       -------------

Net sales                           $    766,189    $ 1,813,559    $  2,579,748
Cost of sales                            871,170        564,427       1,435,597
                                    ------------    -----------    ------------
Gross profit                            (104,981)     1,249,132       1,144,151
Operating expenses                       726,298      1,333,766       2,060,064
Research and development                  21,252        143,954         165,206
                                    ------------    -----------    ------------
Income (Loss) from operations           (852,531)      (228,588)     (1,081,119)
Interest and other income                 67,118         23,252          90,370
Interest expense                             247         11,558          11,805
                                    ------------    -----------    ------------
Income (Loss) before income
   taxes and minority interest      $   (785,660)   $  (216,894)   $ (1,002,554)
                                    ============    ===========    ============

Net assets                          $ 11,132,369    $ 4,779,242    $ 15,911,611

* Consolidated results shown are prior to the elimination of intercompany interest transactions.

CHEWING GUM OPERATIONS

     Certain information is set forth below for our chewing gum operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                            THREE MONTHS ENDED JUNE 30,
                                      ------------------------------------------
                                             2000                  1999
                                      ------------------    --------------------
Net sales                             $ 766,189     100%    $ 1,820,552    100%
Cost of sales                           871,170     114       1,247,313     69
                                      ---------    ----     -----------   ----
Gross profit                           (104,981)    (14)        573,239     31
Operating expenses                      726,298      95         720,868     40
Research and development                 21,252       3          72,718      4
                                      ---------    ----     -----------   ----
Income (Loss) from operations          (852,531)   (112)       (220,347)   (13)
Interest and other income                67,118       9          10,025      1
Interest expense                            247      --         218,854     12
Provision (benefit) for income taxes         --      --              --     --
                                      ---------    ----     -----------   ----

Net income (loss)                     $(785,660)   (103)%   $  (429,176)   (24)%
                                      =========    ====     ===========   ====

     NET SALES. Net gum sales declined to less than half of the prior year's level as sales to all of the five principal gum customers declined. Although sales to these customers will fluctuate from quarter to quarter, the Company does not expect any significant continuing growth in sales to result from these customers. Consequently, growth in sales from gum operations are dependent upon the addition of new customers, including the previously announced relationship with Swedish Match to develop and market non-tobacco nicotine products and a potential relationship with a major consumer products company to develop and market an oral care gum. However, there can be no assurance that the Company will finalize these and or any other contractual arrangements, or that any of these relationships will ultimately prove successful.

     COST OF SALES. Cost of sales declined reflecting the lower sales level. However, cost of sales increased as a percentage of sales due to the impact of fixed manufacturing overhead expenses relative to the low production level.

     GROSS PROFIT. Gross profit declined as a result of the lower sales level and an increase in cost of sales as a percentage of sales.

     RESEARCH AND DEVELOPMENT. Pursuant to provisions included in the joint venture agreement with Swedish Match, Gum Tech will recover the cost of research and development expenses incurred in conjunction with the joint venture. Expenses in the three months ended June 30, 2000 reflect a credit of $312,000 for this expense recovery. Exclusive of this amount R&D expenses increased to $333,000 versus $73,000 the year earlier largely due to the nicotine gum research.

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

     INTEREST EXPENSE. Interest expense decreased primarily due to the repayment of debt of the gum operations.

ZICAM OPERATIONS

     Certain information is set forth below for our Zicam operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                             THREE MONTHS ENDED JUNE 30,
                                     -------------------------------------------
                                             2000                   1999
                                     --------------------    -------------------
Net sales                            $ 1,813,559     100%    $  98,589     100%
Cost of sales                            564,427      31        42,203      43
                                     -----------    ----     ---------    ----
Gross profit                           1,249,132      69        56,386      57
Operating expenses                     1,333,766      74       323,472     328
Research & development                   143,954       8        32,896      33
                                     -----------    ----     ---------    ----
Income (Loss) from operations           (228,588)    (13)     (299,982)   (304)
Interest and other income                 23,252       1           335      --
Interest expense                          11,558      --            --      --
                                     -----------    ----     ---------    ----
Income (Loss) before income
   taxes and minority interest       $  (216,894)    (12)%   $(299,647)   (304)%
                                     ===========    ====     =========    ====

     NET SALES. Net sales of Zicam products increased to $1.8 million in the three months ended June 30, 2000 largely reflecting the initial sales of Zicam Allergy Relief which was introduced early in the quarter. Both Zicam Cold Remedy and Zicam Allergy Relief are highly seasonal products. Sales of Zicam Cold Remedy were not significant in the second quarter and we do not anticipate significant sales of this product prior to retailers' restocking of cold products for the 2000-2001 cold season, which is expected in the third quarter.

     COST OF SALES. Cost of sales increased from last year reflecting the higher level of sales.

     OPERATING EXPENSES. Operating expenses increased to approximately $1.33 million primarily due to advertising expenses and legal expenses.

     RESEARCH AND DEVELOPMENT. Research and development expense in this period primarily reflects research on Zicam Cold Remedy.

     INCOME (LOSS) FROM OPERATIONS. Gel Tech LLC recorded a loss from operations of approximately $229 thousand for the three months ended June 30, 2000.

     INTEREST EXPENSE. Amounts owed to Gum Tech for services provided to Gel Tech LLC that are not paid currently are recorded as a loan and interest is charged at an annual rate of 10%. In July 2000 Gel Tech borrowed $500,000 under its revolving credit facility with a commercial bank.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

     The following table details certain financial information for our chewing gum and Zicam operations for the six months ended June 30, 2000:

                                      CHEWING GUM       ZICAM      CONSOLIDATED*
                                      -----------       -----      -------------

Net sales                             $ 1,681,697    $ 4,914,062    $ 6,595,759
Cost of sales                           1,885,375      1,613,782      3,499,157
                                      -----------    -----------    -----------
Gross profit                             (203,678)     3,300,280      3,096,602
Operating expenses                      1,275,683      5,884,063      7,159,746
Research and development                  223,911        184,276        408,187
                                      -----------    -----------    -----------
Income (Loss) from operations          (1,703,272)    (2,768,059)    (4,471,331)
Interest and other income                 111,759         70,256        182,015
Interest expense                          409,674         11,557        421,231
                                      -----------    -----------    -----------
Income (Loss) before income
   taxes and minority interest        $(2,001,187)   $(2,709,360)   $(4,710,547)
                                      ===========    ===========    ===========

* Consolidated results shown are prior to the elimination of intercompany interest transactions.

CHEWING GUM OPERATIONS

     Certain information is set forth below for our chewing gum operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                            SIX MONTHS ENDED JUNE 30,
                                   --------------------------------------------
                                           2000                   1999
                                   --------------------    --------------------
Net sales                          $ 1,681,697     100%    $ 3,898,016     100%
Cost of sales                        1,885,375     112       2,908,507      75
                                   -----------    ----     -----------    ----
Gross profit                          (203,678)    (12)        989,509      25
Operating expenses                   1,275,683      76       1,373,428      35
Research and development               223,911      13         192,487       5
                                   -----------    ----     -----------    ----
Income (Loss) from operations       (1,703,272)   (101)       (576,406)    (15)
Interest and other income              111,759       6          18,794      --
Interest expense                       409,674      24         329,008      (8)
Provision (benefit) for income
  taxes                                     --      --              --      --
                                   -----------    ----     -----------    ----
Net income (loss)                  $(2,001,187)   (119)%   $  (886,620)    (23)%
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

     OPERATING EXPENSES. Operating expenses declined approximately $98,000 primarily as a result of charging administrative and warehousing expenses to Gel Tech LLC.

     RESEARCH AND DEVELOPMENT. Pursuant to provisions included in the joint venture agreement with Swedish Match, Gum Tech will recover the cost of research and development expenses incurred in conjunction with the joint venture. Expenses in the six months ended June 30, 2000 reflect a credit of $312,000 for this expense recovery. Exclusive of this amount R&D expenses increased to $536,000 versus $192,000 the year earlier largely due to the nicotine gum research.

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

ZICAM OPERATIONS

     Certain information is set forth below for our Zicam operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                              SIX MONTHS ENDED JUNE 30,
                                     -------------------------------------------
                                             2000                   1999
                                     -------------------     -------------------
Net sales                            $ 4,914,062     100%    $ 466,681     100%
Cost of sales                          1,613,782      33       221,889      48
                                     -----------    ----     ---------    ----
Gross profit                           3,300,280      67       244,792      52
Operating expenses                     5,884,063     119       622,083     133
Research & development                   184,276       4        32,896       7
                                     -----------    ----     ---------    ----
Income (Loss) from operations         (2,768,059)    (56)     (410,187)    (88)
Interest and other income                 70,256       1           335      --
Interest expense                          11,557      --            --      --
                                     -----------    ----     ---------    ----
Income (Loss) before income
   taxes and minority interest       $(2,709,360)    (55)%   $(409,852)    (88)%
                                     ===========    ====     =========    ====

     NET SALES. Net sales of Zicam operations increased to $4.9 million in the six months ended June 30, 2000 from approximately $467,000 the prior year. The increase in sales over the prior year is due to the introduction of new products--Zicam Cold Remedy in late 1999 and Zicam Allergy Relief in the second quarter of 2000. Both Zicam Cold Remedy and Zicam Allergy Relief are highly seasonal products.

     COST OF SALES. Cost of sales increased from last year reflecting the higher level of sales, but decreased as a percentage of sales due to decreases in cost of materials and production.

     GROSS PROFIT. Zicam produced a gross profit of $3.3 million versus the prior year amount of approximately $245,000.

     OPERATING EXPENSES. Operating expenses increased to approximately $5.9 million from $622,000 last year primarily due to substantial increases in advertising expense, legal expense and sales commissions.

     RESEARCH AND DEVELOPMENT. Research and development expense in this period primarily reflects research and development expenses for both Zicam Allergy Relief and Zicam Cold Remedy.

     INCOME (LOSS) FROM OPERATIONS. Gel Tech LLC recorded a loss from operations of approximately $2.8 million for the six months ended June 30, 2000 primarily due to the relatively large advertising expense recorded in the first quarter 2000.

     INTEREST EXPENSE. Amounts owed to Gum Tech for services provided to Gel Tech LLC that are not paid currently are recorded as a loan, and interest is charged at an annual rate of 10%. In July 2000, Gel Tech borrowed $500,000 under its revolving credit facility with a commercial bank.

LIQUIDITY AND CAPITAL RESOURCES

     Gum Tech's working capital declined from approximately $12.5 million at December 31,1999 to approximately $9.8 million at June 30, 2000. During the six-month period ended June 30, 2000, Gum Tech experienced a decrease in cash from operating activities of approximately $2.1 million, due primarily to a net income loss of $3.6 million, an increase in inventories of $2.8 million, a decrease in accounts payable ($0.6 million) and a decrease in allowance for sales returns ($0.5 million). These decreases were partially offset by a decrease in accounts receivable of $5.9 million.

     Cash flows from investing activities consumed $387,000 primarily for plant expansion. Cash flows from financing activities provided approximately $1.4 million primarily through the issuance of common stock upon the exercise of options and warrants of $3.1 million offset in part by $800,000 of cash used to repay the term loan with Textron and $814,000 used to pay a dividend to the stockholders of Gel Tech LLC.

     During the first quarter of 2000, Gum Tech redeemed the remainder of the Citadel financing ($2.0 million of Senior Secured Notes and $1.0 million of Series A preferred stock) by issuing a total of 193,477 shares of common stock.

     Gel Tech LLC entered into a $1.0 million revolving credit facility with Imperial Bank in January 2000 and recently borrowed $500,000 under the facility.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our anticipated growth in business and future results of operations. These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, many of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause actual results to differ materially from our expectations include less than anticipated demand for our chewing gum or nasal gel products, such as Zicam Cold Remedy and Zicam Allergy Relief, lack of market acceptance for or uncertainties concerning the efficacy of both Zicam products, fluctuations in seasonal demand for Zicam Cold Remedy and Zicam Allergy Relief, difficulties inherent in securing a relationship with consumer products companies to develop and market an oral care gum product, including the failure to secure such relationships or to meet anticipated deadlines, difficulties in increasing production to meet unexpectedly high demand in the short term, a decrease in the level of reorders from existing customers, financial difficulties encountered by one or more of our principal customers, difficulties in obtaining additional capital for marketing, research and development, and other expenses, the possibility of material charges incurred as a result of prior activities, aggressive pricing and marketing efforts by rival gum manufacturers, unavailability of third-party material products at reasonable prices, inventory obsolescence due to shifts in market demand, and material litigation involving patent and contractual claims, product liabilities and consumer issues. These potential risks and uncertainties, together with those mentioned below and elsewhere in this report, could affect our future operating results, financial condition, and the market price of our common stock.

     Information contained in this report includes "forward-looking statements", which can be identified by the use of forward-looking words such as "believes", "expects", "may", "should", or "anticipates" or by discussions of trends or strategy. We may not achieve the future results discussed in these forward-looking statements.

WE INCURRED SIGNIFICANT LOSSES IN PREVIOUS YEARS

     We began operations in February 1991 and have a limited operating history upon which potential investors may evaluate our performance. We reported significant losses for the last four years and for the six months ended June 30, 2000 and we may not be profitable in the future. The likelihood of our success must be considered relative to the problems, difficulties, complications, and delays frequently encountered in connection with the development and operation of a new business, the significant change in strategy in early 1998, and the development and marketing of Zicam Cold Remedy and Zicam Allergy Relief, two relatively new products.

IF OUR ZICAM PRODUCTS DO NOT GAIN MARKET WIDESPREAD ACCEPTANCE, OUR ANTICIPATED SALES AND RESULTS OF OPERATIONS WILL SUFFER

     In 1999, Gel Tech LLC, a joint venture in which we hold a 60% interest in profits and capital, launched a new homeopathic cold remedy known as Zicam Cold Remedy. Although studies have indicated that Zicam Cold Remedy can significantly reduce the duration and severity of the common cold, there is no guarantee that the product will achieve continuing widespread acceptance by the market. If any unanticipated problem arises concerning the efficacy of Zicam Cold Remedy or the product fails to achieve widespread market acceptance for any reason, our prospects for our anticipated future operating results would be adversely affected. In addition, we recently launched a homeopathic allergy relief nasal gel known as Zicam Allergy Relief. If Zicam Allergy Relief does not achieve widespread market acceptance, our anticipated sales growth in the future would be adversely affected.

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

     On November 9, 1999, The Quigley Corporation commenced a civil action against Gum Tech International, Inc. and Gel-Tech, L.L.C. in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that Zicam Cold Remedy infringes on a patent licensed to The Quigley Corporation. The complaint seeks compensatory damages and injunctive relief. In a ruling on April 20, 2000, the judge in the case denied a motion for preliminary injunctive relief. In an amended order on May 12, 2000, the judge certified three issues of law for immediate appeal to the United States Court of Appeals for the Federal circuit. An appeal by Gum Tech International and Gel Tech LLC based on those three issues is currently pending before the United States Court of Appeals for the Federal circuit. Each of the defendants denies the allegations of the complaint.

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

        10.1    Shareholders' Agreement between the Registrant and Swedish Match
                AB.

        10.2 Consulting Agreement with Gary Kehoe. Certain information in this exhibit will be omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

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

                                          Gum Tech International, Inc.


                                          /s/ Gary S. Kehoe
                                          ---------------------------------
                                          Gary S. Kehoe
                                          President and
                                          Chief Operating Officer


                                          /s/ William J. Hemelt
                                          ---------------------------------
                                          William J. Hemelt
                                          Chief Financial Officer,
                                          Treasurer & Secretary


August 14, 2000