Form 10-Q
period 2000-09-30
GUMTECH INTERNATIONAL INC \UT\
filed 2000-11-14
CIK 1006195

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 2000

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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 9,047,047 shares of the registrant's common stock, no par value, outstanding as of October 23, 2000.

================================================================================

                          GUM TECH INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX

Part I    Financial Information                                             Page

          Item 1. Condensed Consolidated Balance Sheet
                  as of  September 30, 2000 and
                  December 31, 1999                                            1

                  Condensed Consolidated Statements of
                  Operations for the three months ended
                  September 30, 2000 and 1999                                  3

                  Condensed Consolidated Statements of
                  Operations for the nine months ended
                  September 30, 2000 and 1999                                  4

                  Condensed Consolidated Statements of Cash
                  Flows for the nine months ended September
                  30, 2000 and 1999                                            5

                  Notes to Condensed Consolidated
                  Financial Statements                                         6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                7

Part II   Other Information and Signatures

          Item 1. Legal Proceedings                                           18

          Item 4. Submission of Matters to a Vote
                  of Security Holders                                         20

          Signatures                                                          21

          ZICAM IS A TRADEMARK OF GEL TECH LLC

                          GUM TECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                  September 30,     December 31,
                                                      2000             1999
                                                  ------------     ------------
Current Assets:
  Cash and cash equivalents                       $  4,316,502     $  5,595,075
  Restricted cash                                       20,609          270,878
  Accounts receivable:
    Trade, net allowance for doubtful accounts of
     $90,506 and $50,482                             2,320,059        8,197,180
    Employees                                               --           56,237
  Inventories                                        4,388,164        1,966,819
  Prepaid expenses and other                           172,898          155,281
                                                  ------------     ------------

         Total Current Assets                       11,218,232       16,241,470
                                                  ------------     ------------
Property and Equipment, at cost:
  Machinery and production equipment                 4,867,191        4,455,694
  Office furniture and equipment                       346,541          295,577
  Leasehold improvements                               453,962          383,854
                                                  ------------     ------------

  Total Property and Equipment                       5,667,694        5,135,125

  Less accumulated depreciation                     (2,051,572)      (1,724,276)
                                                  ------------     ------------

         Net Property and Equipment                  3,616,122        3,410,849
                                                  ------------     ------------
Other Assets:
  Intangible assets, net of accumulated
    amortization of $709,403 and $548,744                   --          160,659
  Deposits and other                                   842,276          214,936
                                                  ------------     ------------

         Total Other Assets                            842,276          375,595
                                                  ------------     ------------

         Total Assets                             $ 15,676,630     $ 20,027,914
                                                  ============     ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      September 30,    December 31,
                                                                          2000             1999
                                                                      ------------     ------------
Current Liabilities:
  Accounts payable and accrued expenses                               $  1,424,946     $  2,078,358
  Accrued interest                                                           7,585               --
  Customer deposits                                                         31,377           10,500
  Sales returns and allowances                                             653,692        1,202,100
  Current portion of long-term debt                                          5,842          420,043
                                                                      ------------     ------------

       Total Current Liabilities                                         2,123,442        3,711,001
                                                                      ------------     ------------
Long-Term Debt, net of current portion above:
  Financial institutions and other                                         500,000        2,646,897
  Obligations under capital leases                                           5,842           14,105
  Less current portion above                                                (5,842)        (420,043)
                                                                      ------------     ------------

       Total Long-Term Debt                                                500,000        2,240,959
                                                                      ------------     ------------

Minority interest in consolidated affiliate                                197,467        1,374,117
                                                                      ------------     ------------
Stockholders' Equity:
  Preferred stock: no par value, 1,000,000 shares authorized:
   Series A preferred stock, $1,000 stated value, 2,000 shares
   authorized, 0 and 1,000 shares issued and outstanding                        --        1,000,000
  Common stock: no par value, 20,000,000 shares authorized,
   9,047,047 and 8,320,705 shares issued and outstanding                30,459,362       23,687,579
  Additional paid in capital                                             3,650,539        3,551,766
  Accumulated deficit                                                  (21,254,180)     (15,537,508)
                                                                      ------------     ------------

       Total Stockholders' Equity                                       12,855,721       12,701,837
                                                                      ------------     ------------

       Total Liabilities and Stockholders' Equity                     $ 15,676,630     $ 20,027,914
                                                                      ============     ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three months ended
                                                                        September 30,
                                                               ------------------------------
                                                                  2000               1999
                                                               -----------        -----------
Net sales                                                      $ 1,782,669        $ 2,268,782

Cost of sales                                                    1,374,267          1,419,728
                                                               -----------        -----------
       Gross Profit                                                408,402            849,054

Operating expenses                                               1,503,132            916,641
Research and development                                           299,169            155,065
                                                               -----------        -----------

       Income (Loss) From Operations                            (1,393,899)          (222,652)
                                                               -----------        -----------
Other Income (Expense):
   Interest and other income                                        64,382             46,766
   Interest expense                                                (18,169)          (500,357)
                                                               -----------        -----------

       Total Other Income (Expense)                                 46,213           (453,591)
                                                               -----------        -----------
Income (Loss) Before Provision For Income Taxes and
 Minority Interest                                              (1,347,686)          (676,243)

Provision for income taxes                                              --                 --
Minority interest in earnings (loss) of
 consolidated affiliate                                            (89,472)                --
                                                               -----------        -----------

Net Income (Loss)                                               (1,258,214)          (676,243)

Preferred stock dividends                                               --            119,021
                                                               -----------        -----------
Net Income (Loss) Applicable to Common Shareholders            $(1,258,214)       $  (795,264)
                                                               ===========        ===========
Net Income (Loss) Per Share of Common Stock:
  Basic:
   Weighted Average Number of Common Shares Outstanding          8,967,803          7,553,410
                                                               ===========        ===========
   Net Income (Loss) Per Share of Common Stock                 $     (0.14)       $     (0.11)
                                                               ===========        ===========
  Diluted:
   Weighted Average Number of Common Shares Outstanding          8,967,803          7,553,410
                                                               ===========        ===========
   Net Income (Loss) Per Share of Common Stock                 $     (0.14)       $     (0.11)
                                                               ===========        ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Nine months ended
                                                                            September 30,
                                                                   -----------------------------
                                                                      2000              1999
                                                                   -----------       -----------
Net sales                                                          $ 8,378,428       $ 6,633,479

Cost of sales                                                        4,873,424         4,550,124
                                                                   -----------       -----------

       Gross Profit                                                  3,505,004         2,083,355

Operating expenses                                                   8,662,878         2,912,152
Research and development                                               707,356           380,448
                                                                   -----------       -----------

       Income (Loss) From Operations                                (5,865,230)       (1,209,245)
                                                                   -----------       -----------
Other Income (Expense):
  Interest and other income                                            236,811            65,895
  Interest expense                                                    (429,814)         (829,365)
                                                                   -----------       -----------

       Total Other Income (Expense)                                   (193,003)         (763,470)
                                                                   -----------       -----------
Income (Loss) Before Provision For Income Taxes and
 Minority Interest                                                  (6,058,233)       (1,972,715)

Provision for income taxes                                               8,585                --
Minority interest in earnings (loss) of
 consolidated affiliate                                             (1,176,650)               --
                                                                   -----------       -----------

Net Income (Loss)                                                   (4,890,168)       (1,972,715)

Preferred stock dividends                                               12,005           149,600
                                                                   -----------       -----------
Net Income (Loss) Applicable to Common Shareholders                $(4,902,173)      $(2,122,315)
                                                                   ===========       ===========
Net Income (Loss) Per Share of Common Stock:
  Basic:
   Weighted Average Number of Common Shares Outstanding              8,859,485         7,275,248
                                                                   ===========       ===========
   Net Income (Loss) Per Share of Common Stock                     $     (0.55)      $     (0.29)
                                                                   ===========       ===========
  Diluted:
   Weighted Average Number of Common Shares Outstanding              8,859,485         7,275,248
                                                                   ===========       ===========
   Net Income (Loss) Per Share of Common Stock                     $     (0.55)      $     (0.29)
                                                                   ===========       ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Nine months ended
                                                                                     September 30,
                                                                           -------------------------------
                                                                               2000                1999
                                                                           -----------         -----------
Cash Flows From Operating Activities:
  Net income (loss)                                                        $(4,890,168)        $(1,972,715)
  Adjustments to reconcile net income (loss) to
    net cash (used) by operating activities:
    Depreciation                                                               327,296             321,237
    Amortization                                                               160,659             227,666
    Amortization of discount on notes payable                                  212,500             230,000
    Compensation from forgiveness of note receivable                           209,753                  --
    Compensation from extension and issuance of stock options                   98,773              91,285
    Accrued interest                                                             7,585                  --
    Minority interest in earnings of consolidated affiliate                 (1,176,650)                 --
    Common stock issued for payment of interest                                     --             144,526
    Changes in assets and liabilities:
      Restricted cash                                                          250,269                  --
      Accounts receivable                                                    5,877,121          (1,353,445)
      Employee receivables                                                    (153,516)                 --
      Inventories                                                           (2,421,345)            139,057
      Prepaid expenses and other                                               (17,617)              5,765
      Deposits and other                                                      (162,655)           (169,939)
      Accounts payable and accrued expenses                                   (653,412)           (785,303)
      Sales returns and allowances                                            (548,408)            320,210
      Customer deposits                                                         20,877             (34,200)
                                                                           -----------         -----------
          Net Cash (Used) By Operating Activities                           (2,858,938)         (2,835,856)
                                                                           -----------         -----------
Cash Flows From Investing Activities:
  Capital expenditures                                                        (532,569)           (240,947)
  Deposits and other                                                          (464,685)                 --
                                                                           -----------         -----------
          Net Cash (Used) By Financing Activities                             (997,254)           (240,947)
                                                                           -----------         -----------
Cash Flows From Financing Activities:
  Proceeds from borrowing                                                      500,000           4,000,000
  Principal payments on notes payable                                         (867,660)           (282,498)
  Issuance of common stock upon exercise of options and warrants             3,771,783           1,683,918
  Issuance of preferred stock                                                       --           2,000,000
  Debt issuance costs incurred                                                      --            (310,462)
  Offering costs incurred                                                           --            (155,231)
  Dividend distribution of subsidiary                                         (814,004)           (183,037)
  Dividends paid on preferred stock                                            (12,500)            (89,600)
                                                                           -----------         -----------
          Net Cash Provided By Financing Activities                          2,577,619           6,663,090
                                                                           -----------         -----------
          Net Increase (Decrease) in Cash and Cash Equivalents              (1,278,573)          3,586,287

          Cash and Cash Equivalents at Beginning of Period                   5,595,075             517,852
                                                                           -----------         -----------
          Cash and Cash Equivalents at End of Period                       $ 4,316,502         $ 4,104,139
                                                                           ===========         ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                                $    51,447         $   229,510
   Income taxes                                                                     --                  --

Supplemental Disclosure of Non Cash Investing and Financing Activities:
  Conversion of notes payable into common stock                            $ 2,000,000         $ 1,505,973
  Issuance of common stock to redeem preferred stock                       $ 1,000,000         $        --
  Issuance of warrents in connection with senior notes                     $        --         $   600,000
  Dividends accrued on preferred stock                                     $        --         $    20,000

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of Gum Tech is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2000. It is recommended that this financial information be read with the complete financial statements included in Gum Tech's Annual Report on Form 10-K for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.

2. As of December 31, 1997, Gum Tech adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. Options, warrants and other incremental shares to purchase 954,310 and 2,006,168 shares of common stock at September 30, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because Gum Tech had a net loss and their effect would be anti-dilutive.

3.   Inventories consist of the following at September 30, 2000:

          Raw materials and packaging                     $ 1,877,385
          Work in progress                                    442,290
          Finished goods                                    2,193,526
          Less reserve for obsolescence                      (125,037)
                                                          -----------
                   Total                                  $ 4,388,164
                                                          ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Gum Tech develops and manufactures specialty chewing gum products for branded and private label customers. Specialty chewing gums include vitamins, herbals and active over-the-counter drug ingredients formulated to provide specific health-related benefits to the user. Gum Tech currently targets four market segments: oral care, smoking cessation, dietary supplement, and over-the-counter (OTC) drug. In June 2000, Gum Tech announced a joint venture with Swedish Match AB to develop, manufacture, market and distribute non-tobacco nicotine products worldwide. Under the agreement Gum Tech will provide the necessary research and development capability at cost to the joint venture and initially manufacture any nicotine gum products that the joint venture will require.

     Through a joint venture with BioDelivery Technologies, Inc., Gum Tech also manufactures, markets and distributes Zicam Cold Remedy, a nasal gel formula that reduces the duration and severity of the common cold. Gum Tech and BioDelivery Technologies transferred their respective interests in the patent rights to the nasal gel technology used in Zicam in exchange for membership interests in Gel Tech LLC, an Arizona limited liability company. Gum Tech has a 60% interest in the capital and profits of the joint venture. Gum Tech reports financial results of Gel Tech LLC on a consolidated basis, but identifies certain information by its two business segments--chewing gum operations and Zicam operations. In March 2000, Gel Tech LLC announced a new product, Zicam Allergy Relief, a homeopathic nasal gel that provides relief to allergy sufferers.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     The following table details certain financial information for our chewing gum and Zicam operations for the three months ended September 30, 2000:

                                   CHEWING GUM        ZICAM        CONSOLIDATED*
                                   ------------    ------------    ------------
Net sales                          $    555,283    $  1,227,386    $  1,782,669
Cost of sales                           944,963         429,304       1,374,267
                                   ------------    ------------    ------------
Gross profit                           (389,680)        798,082         408,402
Operating expenses                      731,702         837,010       1,568,712
Research and development                146,561         152,608         299,169
                                   ------------    ------------    ------------
Income (loss) from operations        (1,267,943)       (191,536)     (1,459,479)
Interest and other income               141,479              --         141,479
Interest expense                         (2,154)         29,504          27,350
                                   ------------    ------------    ------------
Income (loss) before income
  taxes and minority interest      $ (1,124,310)   $   (221,040)   $ (1,345,350)
                                   ============    ============    ============

Net assets                         $ 10,910,609    $  4,766,021    $ 15,676,630

----------
* Consolidated income statement is prior to the elimination of intercompany transactions.

CHEWING GUM OPERATIONS

     Certain information is set forth below for our chewing gum operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                           Three Months Ended September 30,
                                      ----------------------------------------
                                             2000                 1999
                                      ------------------    ------------------
Net sales                             $   555,283    100%   $ 1,084,888    100%
Cost of sales                             944,963    170      1,051,022     97
                                      -----------   ----    -----------   ----
Gross profit                             (389,680)   (70)        33,866      3
Operating expenses                        731,702    132        448,229     41
Research and development                  146,561     26         83,888      8
                                      -----------   ----    -----------   ----
Income (loss) from operations          (1,267,943)  (228)      (498,251)   (46)
Interest and other income                 141,479     26         23,271      2
Interest expense                           (2,154)    --        500,357     46
Provision (benefit) for income taxes           --     --             --     --
                                      -----------   ----    -----------   ----
Net income (loss)                     $(1,124,310)  (202)%  $  (975,337)   (90)%
                                      ===========   ====    ===========   ====

     NET SALES. Net gum sales declined to less than half of the prior year's level as sales to all of Gum Tech's principal gum customers declined. Although sales to these customers will fluctuate from quarter to quarter, the Company does not expect any significant continuing growth in sales to result from these customers. Consequently, growth in sales from gum operations are dependent upon the addition of new customers, including the previously announced relationship with Swedish Match to develop and market a nicotine gum and a potential relationship with a major consumer products company to develop and market an oral care gum. However, there can be no assurance that the Company will finalize these and or any other contractual arrangements, or that any of these relationships will ultimately prove successful.

     COST OF SALES. Cost of sales declined reflecting the lower sales level. However, cost of sales increased as a percentage of sales due to the impact of fixed manufacturing overhead expenses relative to the low production level.

     GROSS PROFIT. Gross profit declined as a result of the lower sales level and an increase in cost of sales as a percentage of sales.

     OPERATING EXPENSES. Operating expenses increased to approximately $732,000 from $448,000 in the year earlier period largely due to a non-recurring charge of approximately $200,000.

     RESEARCH AND DEVELOPMENT. Research and development expenses exclude the cost of research and development work recovered from the joint venture with Swedish Match. The increase in research and development expense for the period is primarily due to work in other product areas.

     INCOME (LOSS) FROM OPERATIONS. The increase in the loss from operations is due primarily to the decline in gum sales. Gum Tech does not anticipate gum operations to become profitable unless and until sales from new contractual relationships are realized in future periods. There can be no guarantee that any new contractual relationship will be successful.

     INTEREST AND OTHER INCOME. Interest income increased as a result of the higher cash position for gum operations and income realized from the usage of barter credits in Zicam marketing efforts.

     INTEREST EXPENSE. Interest expense decreased primarily due to the repayment of debt in early 2000.

ZICAM OPERATIONS

     Certain information is set forth below for our Zicam operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                          Three Months Ended September 30,
                                      ----------------------------------------
                                            2000                  1999
                                      ------------------    ------------------
Net sales                             $ 1,227,386    100%   $ 1,183,894    100%
Cost of sales                             429,304     35        368,706     31
                                      -----------   ----    -----------   ----
Gross profit                              798,082     65        815,188     69
Operating expenses                        837,010     68        468,412     40
Research & development                    152,608     13         71,177      6
                                      -----------   ----    -----------   ----
Income (loss) from operations            (191,536)   (16)       275,599     23
Interest and other income                      --     --         23,495      2
Interest expense                           29,504      2             --     --
                                      -----------   ----    -----------   ----
Income (loss) before income
  taxes and minority interest         $  (221,040)   (18)%  $   299,094     25%
                                      ===========   ====    ===========   ====

     NET SALES. Net sales of Zicam products increased to $1.2 million in the three months ended September 30, 2000. Both Zicam Cold Remedy and Zicam Allergy Relief are highly seasonal products.

     COST OF SALES. Cost of sales increased from last year reflecting the higher level of sales.

     OPERATING EXPENSES. Operating expenses increased to approximately $0.8 million primarily due to increased advertising expenses for both Zicam products.

     RESEARCH AND DEVELOPMENT. Research and development expense in this period primarily reflects on-going research of Zicam Cold Remedy.

     INCOME (LOSS) FROM OPERATIONS. Gel Tech LLC recorded a loss from operations of approximately $192,000 for the three months ended September 30, 2000 due to increased advertising and research and development expenses.

     INTEREST EXPENSE. Amounts owed to Gum Tech for services provided to Gel Tech LLC that are not paid currently are recorded as a loan and interest is charged at an annual rate of 10%. In addition, Gel Tech borrowed $500,000 under its revolving credit facility with a commercial bank during the period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     The following table details certain financial information for our chewing gum and Zicam operations for the nine months ended September 30, 2000:

                                      CHEWING GUM       ZICAM      CONSOLIDATED*
                                      -----------    -----------    -----------
Net sales                             $ 2,236,979    $ 6,141,449    $ 8,378,428
Cost of sales                           2,830,338      2,043,086      4,873,424
                                      -----------    -----------    -----------
Gross profit                             (593,359)     4,098,363      3,505,004
Operating expenses                      2,004,746      6,723,712      8,728,458
Research and development                  370,472        336,884        707,356
                                      -----------    -----------    -----------
Income (loss) from operations          (2,968,577)    (2,962,233)    (5,930,810)
Interest and other income                 253,238         70,256        323,494
Interest expense                          409,855         41,062        450,917
                                      -----------    -----------    -----------
Income (loss) before income
  taxes and minority interest         $(3,125,194)   $(2,933,039)   $(6,058,233)
                                      ===========    ===========    ===========

----------
* Consolidated results shown are prior to the elimination of intercompany transactions.

CHEWING GUM OPERATIONS

     Certain information is set forth below for our chewing gum operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                          Nine Months Ended September 30,
                                      ----------------------------------------
                                             2000                 1999
                                      ------------------    ------------------
Net sales                             $ 2,236,979    100%   $ 4,982,904    100%
Cost of sales                           2,830,338    127      3,959,529     79
                                      -----------   ----    -----------   ----
Gross profit                             (593,359)   (27)     1,023,375     21
Operating expenses                      2,004,746     90      1,821,658     37
Research and development                  370,472     16        276,375      6
                                      -----------   ----    -----------   ----
Income (loss) from operations          (2,968,577)  (133)    (1,074,658)   (22)
Interest and other income                 253,238     11         42,065      1
Interest expense                          409,855     18        829,365     16
Provision (benefit) for income taxes           --     --             --     --
                                      -----------   ----    -----------   ----
Net income (loss)                     $(3,125,194)  (140)%  $(1,861,958)   (37)%
                                      ===========   ====    ===========   ====

     NET SALES. Net gum sales declined to less than half of the prior year's level as sales to all of Gum Tech's principal gum customers declined. Although sales to these customers will fluctuate from quarter to quarter, the Company does not expect any significant continuing growth in sales to result from these customers. Consequently, growth in sales from gum operations are dependent upon the addition of new customers, including the previously announced relationship with Swedish Match to develop and market a nicotine gum and a potential relationship with a major consumer products company to develop and market an oral care gum. However, there can be no assurance that the Company will finalize these and or any other contractual arrangements, or that any of these relationships will ultimately prove successful.

     COST OF SALES. Cost of sales declined reflecting the lower sales level. However, cost of sales increased as a percentage of sales due to the impact of fixed manufacturing overhead expenses relative to the low production level.

     GROSS PROFIT. Gross profit declined as a result of the lower sales level and an increase in cost of sales as a percentage of sales.

     OPERATING EXPENSES. Operating expenses increased due to a non-recurring charge of approximately $200,000 in the third quarter.

     RESEARCH AND DEVELOPMENT. Research and development expenses exclude the cost of research and development work recovered from the joint venture with Swedish Match. The increase in research and development expense for the period is primarily due to work in other product areas.

     INCOME (LOSS) FROM OPERATIONS. The increase in the loss from operations was due primarily to the decline in gum sales. Gum Tech does not anticipate gum operations to become profitable unless and until sales from new contractual relationships are realized in future periods. There can be no guarantee that any new contractual relationship will be successful.

     INTEREST AND OTHER INCOME. Interest income increased as a result of the higher cash position for gum operations and income realized from the usage of barter credits in Zicam marketing efforts.

     INTEREST EXPENSE. Interest expense decreased from the prior year period primarily due to the accelerated amortization of remaining interest charges associated with the repayment of the Citadel financing. During the first quarter of 2000, Gum Tech redeemed the Citadel financing through the issuance of additional common stock. Interest was also reduced from the repayment of the Company's term loan with Textron Financial Corp in early 2000. Gum Tech's gum operations do not currently have any outstanding debt.

ZICAM OPERATIONS

     Certain information is set forth below for our Zicam operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                           Nine Months Ended September 30,
                                      ----------------------------------------
                                            2000                  1999
                                      ------------------    ------------------
Net sales                             $ 6,141,449    100%   $ 1,650,575    100%
Cost of sales                           2,043,086     33        590,595     36
                                      -----------   ----    -----------   ----
Gross profit                            4,098,363     67      1,059,980     64
Operating expenses                      6,723,712    110      1,090,494     66
Research & development                    336,884      5        104,073      6
                                      -----------   ----    -----------   ----
Income (loss) from operations          (2,962,233)   (48)      (134,587)    (8)
Interest and other income                  70,256      1         23,830      1
Interest expense                           41,062      1             --     --
                                      -----------   ----    -----------   ----
Income (loss) before income
  taxes and minority interest         $(2,933,039)   (48)%  $  (110,757)    (7)%
                                      ===========   ====    ===========   ====

     NET SALES. Net sales of Zicam operations increased to $6.1 million in the nine months ended September 30, 2000 from approximately $1.7 million the prior year. The increase in sales over the prior year is due to the introduction of new products--Zicam Cold Remedy in late 1999 and Zicam Allergy Relief in the second quarter of 2000. Both Zicam Cold Remedy and Zicam Allergy Relief are highly seasonal products.

     COST OF SALES. Cost of sales increased from last year reflecting the higher level of sales.

     GROSS PROFIT. Zicam produced a gross profit of $4.1 million versus the prior year amount of approximately $1.1 million.

     OPERATING EXPENSES. Operating expenses increased to approximately $6.7 million from $1.1 million last year primarily due to substantial increases in advertising expense, legal expense and sales commissions.

     RESEARCH AND DEVELOPMENT. Research and development expense in this period primarily reflects research and development expenses for both Zicam Allergy Relief and Zicam Cold Remedy.

     INCOME (LOSS) FROM OPERATIONS. Gel Tech LLC recorded a loss from operations of approximately $3.0 million primarily due to the relatively large advertising expense recorded in the first quarter 2000.

     INTEREST EXPENSE. Amounts owed to Gum Tech for services provided to Gel Tech LLC that are not paid currently are recorded as a loan, and interest is charged at an annual rate of 10%. In July 2000, Gel Tech borrowed $500,000 under its revolving credit facility with a commercial bank.

LIQUIDITY AND CAPITAL RESOURCES

     Gum Tech's working capital declined from approximately $12.5 million at December 31, 1999 to approximately $9.1 million at September 30, 2000. During the nine-month period ended September 30, 2000, Gum Tech experienced a decrease in cash from operating activities of approximately $2.9 million, due primarily to a net loss of $4.9 million, an increase in inventories of $2.4 million, a decrease in accounts payable of $0.7 million and a decrease in allowance for sales returns and allowances of $0.6 million. These decreases were partially offset by a decrease in accounts receivable of $5.9 million.

     Cash flows from investing activities consumed approximately $1.0 million primarily for plant expansion. Cash flows from financing activities provided approximately $2.6 million primarily through the issuance of common stock upon the exercise of options and warrants of $3.8 million, which was offset in part by $800,000 of cash used to repay the term loan with Textron and $814,000 used to pay a dividend to the stockholders of Gel Tech LLC.

     During the first quarter of 2000, Gum Tech redeemed the remainder of the Citadel financing ($2.0 million of Senior Secured Notes and $1.0 million of Series A Preferred Stock) by issuing a total of 193,477 shares of common stock.

     Gel Tech LLC entered into a $1.0 million revolving credit facility with a commercial bank in January 2000 and has borrowed $500,000 under the facility.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, REVENUE RECOGNITION IN FINANCIAL STATEMENT, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of this SAB will have a material impact on its financial statements.

     In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, which clarifies the application of APB 25 for certain issues. The interpretation is effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which are effective after December 15, 1998. The Company does not believe that adoption of FIN 44 will have a material impact on its financial statements.

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

WE INCURRED SIGNIFICANT LOSSES IN PREVIOUS YEARS

     We began operations in February 1991 and have a limited operating history upon which potential investors may evaluate our performance. We reported significant losses for the last four years and for the nine months ended September 30, 2000 and we may not be profitable in the future. The likelihood of our success must be considered relative to the problems, difficulties, complications, and delays frequently encountered in connection with the development and operation of a new business, the significant change in strategy in early 1998, and the development and marketing of Zicam Cold Remedy and Zicam Allergy Relief, two relatively new products.

IF OUR ZICAM PRODUCTS DO NOT GAIN MARKET WIDESPREAD ACCEPTANCE, OUR ANTICIPATED SALES AND RESULTS OF OPERATIONS WILL SUFFER

     In 1999, Gel Tech LLC, a joint venture in which we hold a 60% interest in profits and capital, launched a new homeopathic cold remedy known as Zicam Cold Remedy. Although studies have indicated that Zicam Cold Remedy can significantly reduce the duration and severity of the common cold, there is no guarantee that the product will achieve continuing widespread acceptance by the market. If any unanticipated problem arises concerning the efficacy of Zicam Cold Remedy or the product fails to achieve widespread market acceptance for any reason, our prospects for our anticipated future operating results would be adversely affected. In 2000, we also launched a homeopathic allergy relief nasal gel known as Zicam Allergy Relief. If Zicam Allergy Relief does not achieve widespread market acceptance, our anticipated sales growth in the future would be adversely affected.

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

OUR INABILITY TO PROVIDE SCIENTIFIC PROOF FOR PRODUCT CLAIMS MAY ADVERSELY AFFECT OUR SALES

     The marketing of certain of our chewing gum and nasal gel products, including the Zicam products, involves claims that these products assist in weight loss, promote dental hygiene, reduce the duration of the common cold, and provide allergy relief, among others. Under FDA and FTC rules, we are required to obtain scientific data to support any health claims we make concerning our products. Although we have not provided nor been requested to provide any scientific data to the FDA in support of claims regarding our products, we have obtained scientific data for all of our products. There can be no assurance that the scientific data we have obtained in support of our claims will be deemed acceptable to the FDA or FTC, should either agency request any such data in the future. If the FDA or the FTC requests any supporting information, and we are unable to provide support that is acceptable to the FDA or the FTC, either agency could force us to stop making the claims in question or restrict us from selling the affected products.

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

THE LARGE NUMBER OF SHARES ELIGIBLE FOR IMMEDIATE AND FUTURE SALES MAY DEPRESS THE PRICE OF OUR STOCK

     Sales of substantial amounts of common stock in the open market, the availability of a large number of additional shares for sale, or short-selling activities could adversely affect the market price for the common stock. Substantially all of our outstanding shares of common stock, as well as the shares underlying vested, but as yet unexercised warrants and options, have either been registered for public sale or may be sold under Rule 144 promulgated under the Securities Act. Therefore, all of these shares may be immediately sold by the holders. A substantial increase in the number of shares of available stock could depress the price of our common stock.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 16, 1996, a lawsuit was filed against Gum Tech and other parties in the United States District Court for the Central District of California, CV-95-9784. The action is entitled GCN Products, Inc. vs. Roy Kelly, et al. The complaint, as it relates to us, principally alleged that we engaged in unlawful rebates, appropriations and overcharges, commercial bribery, fraud and unjust enrichment. On September 4, 1998, the court granted a motion for summary judgment in our favor, and dismissed the plaintiff's claims against us and our current and former directors. An appeal from this judgement has been filed by GCN Products, Inc.

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

     On October 21, 1999, an action was filed against Gum Tech in the Superior Court of the State of California in and for the County of Los Angeles, case number BC 218 878, by International Interest Group, Inc. ("IIG"). The complaint alleges the breach of an alleged oral finder's fee agreement between the parties relating to the introduction of certain BioDelivery Technology individuals to Gum Tech in 1996. BioDelivery and Gum Tech formed a joint venture in 1999 to manufacture, market and distribute Zicam. The complaint seeks unspecified general contract damages, declaratory relief, and an accounting. We removed the action to the United States District Court for the Central District of California on February 2, 2000. We deny the existence, as well as the validity, of the alleged oral agreement, and intend to vigorously defend the action.

     On November 9, 1999, The Quigley Corporation commenced a civil action against Gum Tech and Gel-Tech, L.L.C. in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that Zicam Cold Remedy infringes on a patent licensed to The Quigley Corporation. The complaint seeks compensatory damages and injunctive relief. In a ruling on April 20, 2000, the judge in the case denied a motion for preliminary injunctive relief. In an amended order on May 12, 2000, the judge certified three issues of law for immediate appeal to the United States Court of Appeals for the Federal circuit. An appeal by Gum Tech and Gel Tech LLC based on those three issues is currently pending before the United States Court of Appeals for the Federal circuit. Each of the defendants denies the allegations of the complaint.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 2000 Annual Meeting of Stockholders, held on September 1, 2000, the stockholders approved the election of directors to serve for the following year or until their successors are elected:

                Name                     For                Against
                ----                     ---                -------
          W. Brown Russell*           8,664,516              29,665
          William D. Boone            8,664,516              29,665
          Gary Kehoe                  8,665,016              29,665
          William A. Yuan             8,664,516              29,665

     * Mr. Russell resigned from the Board of Directors effective September 28, 2000 concurrent with the appointment of three additional board members, including Messrs. Ed Faber, Ed Walsh and Michael Zeher. In addition, Mr. Ken Waters, a consultant to Gum Tech, was added to the Board effective November 1, 2000.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

          3(a) Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the period ending March 31, 1999, file number 000-27646).

          3(b) Amended Bylaws of the Company (incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the period ending March 31, 1999, file number 000-27646).

          4(a) Certificate of Designations, Preference and Rights of Series A Preferred Stock of Gum Tech International, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed June 9, 1999, file number 000-27646).

          4(b) Shareholders' Agreement between the Registrant and Swedish Match AB (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ending June 30,
                    2000).

          10 Consulting Agreement with Gary Kehoe. (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2000).

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


                                        November 14, 2000