Form 10-Q/A
period 2000-09-30
GUMTECH INTERNATIONAL INC \UT\
filed 2000-12-01
CIK 1006195

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

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

                                EXPLANATORY NOTE


     This Amendment is being filed solely to correct the Financial Data Schedule previously filed as Exhibit No. 27 in the Form 10-Q of Gum Tech International, Inc., as filed with the Commission on November 14, 2000.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS

        (a) Exhibits

            27 - Financial Data Schedule

        (b) Reports on Form 8-K

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


                                        December 1, 2000