Form 10-K405
period 2000-12-31
GUMTECH INTERNATIONAL INC \UT\
filed 2001-04-02
CIK 1006195

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

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

                            No Par Value Common Stock

                             Nasdaq National Market

     Check whether the Registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 28, 2001, 9,187,047 shares of the Registrant's Common Stock were outstanding. As of March 28, 2001, the market value of the Registrant's Common Stock, excluding shares held by affiliates, was approximately $77.3 million.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I ....................................................................... 1

      ITEM 1.  BUSINESS ...................................................... 1

      ITEM 2.  DESCRIPTION OF PROPERTY ....................................... 6

      ITEM 3.  LEGAL PROCEEDINGS ............................................. 6

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........... 7

PART II ...................................................................... 8

      ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...... 8

      ITEM 6.  SELECTED FINANCIAL DATA ....................................... 9

      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ...........................10

      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................20

      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE ...........................20

PART III .....................................................................20

      ITEM 10. INFORMATION CONCERNING DIRECTORS, NOMINEES, AND
               EXECUTIVE OFFICERS ............................................20

      ITEM 11. EXECUTIVE COMPENSATION ........................................21

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ...............21

      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................21

PART IV ......................................................................21

      ITEM 14. EXHIBITS, LIST AND REPORTS ON FORM 8-K ........................21


Unless otherwise indicated in this filing, "Gum Tech," "us," "we," "our", "the Company" and similar terms refer to Gum Tech International, Inc. and its subsidiaries. The Gum Tech name and logo are trademarks of Gum Tech International, Inc. and Zicam is a trademark of Gel Tech, LLC. Other brands names and trademarks contained in this filing are the property of their respective owners.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     We were incorporated in Utah in 1991. Our principal executive offices are located at 246 E. Watkins Street, Phoenix, Arizona 85004 and our telephone number is (602) 252-1617. The Company researches, develops, manufactures, markets and distributes products in the innovative nutrient and drug delivery systems market. The Company's current operations are divided into two primary groups described below.

ZICAM OPERATIONS

     Through a joint venture with Zensano, Inc. (the successor in interest to Bio-Delivery Technologies, Inc.), a subsidiary of Zengen, Inc., a privately-held California corporation, we are engaged in the manufacture, marketing, and distribution of health-related products using a patented nasal gel technology. The initial product marketed by this joint venture and introduced in 1999 was Zicam Cold Remedy, a homeopathic, nasal gel product that has been formulated to reduce the severity and duration of the common cold. In a study published in the October 2000 issue of the ENT- Ear, Nose & Throat Journal, Zicam Cold Remedy was shown to reduce the duration of the common cold by an average of 75% when taken at the onset of symptoms. The joint venture extended the Zicam brand name in 2000 by introducing Zicam Allergy Relief, which is designed to provide relief to allergy sufferers. We entered into an operating agreement with Bio-Delivery Technologies in 1999 under which both parties transferred their respective interests in the patent rights to the nasal gel technology in exchange for membership interests in Gel Tech, LLC, an Arizona limited liability company. We have a 60% interest in the capital and profits of the joint venture and Zensano owns a 40% interest.

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

     *    promote weight management;

     *    reduce pain;

     *    relieve indigestion;

     *    contribute to energy and endurance;

     *    reduce the risk of osteoporosis; and

     *    reduce tobacco cravings.

     In 1998, following a significant management restructuring, we changed our principal strategy from developing, manufacturing, and distributing our own branded and private label gum products to developing, manufacturing, and packaging specialty gum products for sale and distribution by major branded and private label customers that we believe had the capital resources and distribution capability to promote and market specialty chewing gums on a large national and international scale. We adopted this change in strategy primarily because we did not have the financial resources, name recognition, and distribution capability to successfully market and distribute our gums on a wide scale.

     In July 2000, we formed a joint venture with Swedish Match AB for the purpose of developing, manufacturing, marketing, and distributing non-tobacco nicotine products worldwide. Under the terms of this agreement, Swedish Match through its subsidiary, Swedish Match UK, Ltd., owns 51% and we own 49% of the joint venture. We contributed intellectual property related to chewing gum products containing nicotine and Swedish Match agreed to contribute $10 million in start-up capital. Swedish Match, based in Stockholm, Sweden, is an international group which develops, manufactures, markets, and distributes, through its subsidiaries worldwide, a broad range of tobacco products within the OTP (Other Tobacco Products) category, with smokeless tobacco as its core business, along with cigars and pipe tobacco, as well as matches and lighters. Swedish Match's extensive range of products is sold in 140 countries, with annual sales totaling approximately $1 billion.

RECENT DEVELOPMENTS

     On March 14, Gum Tech entered into a definitive Asset Purchase Agreement with Wm. Wrigley Jr. Company, a Delaware corporation, which contemplates the sale of substantially all of our assets related to our gum operations to Wrigley in exchange for $25,000,000 in cash and other consideration. Gum Tech would retain certain assets, including cash, accounts receivable, its 60% interest in Gel Tech, LLC, which markets and distributes Zicam Cold Remedy and Zicam Allergy Relief, and its 49% interest in a joint venture with Swedish Match formed for the purpose of developing and marketing a non-tobacco nicotine gum. Our Board of Directors has elected to submit the proposed sale of assets to our stockholders for approval at a Special Meeting scheduled for May 2001.

     We believe that the proposed sale of assets to Wrigley is in the best interests of the Company and our stockholders and will improve our financial performance in the long-term. Since inception, we have been unable to achieve profitability with respect to our gum operations and unable to obtain sufficient capital to effectively develop, market and distribute our own brands. Furthermore, due to our inability to increase sales attributable to our gum operations, we have not been able to maintain full capacity of our manufacturing plant. Additionally, sales attributable to our contract manufacturing gum operations have declined significantly due to financial difficulties encountered by several of our major customers.

     The proceeds of the proposed sale of assets would enable us to shed an unprofitable component of our operations and allow us to focus on marketing and promoting the Zicam line of products. Furthermore, we believe that we will be better positioned to pursue other potential opportunities in the market for innovative nutrient and drug delivery systems and provide financial support, if necessary, to our joint ventures with Zensano, Inc. and Swedish Match AB.

     The Company intends to distribute a proxy statement to stockholders in connection with the special meeting. The proxy statement will contain additional information about the proposed sale of assets, including the Board's recommendation with respect to the Wrigley transaction and the reasons underlying its recommendation. The proposed sale of assets to Wrigley is subject to a number of closing conditions, including, but not limited to, approval by the Company's stockholders.

STRATEGY

     We currently are pursuing the following business strategies:

     * EFFECTIVELY MANAGE THE DEVELOPMENT AND GROWTH OF THE GEL TECH, LLC JOINT VENTURE AND THE MANUFACTURING AND MARKETING OF ZICAM COLD REMEDY AND ZICAM ALLERGY RELIEF. Both Zicam Cold Remedy and Zicam Allergy Relief are relatively new products that we believe represent a significant opportunity for substantial growth in revenue. In order to realize this anticipated growth in revenue, we must effectively manage the development and growth of our joint venture with Zensano and Zicam Cold Remedy and Zicam Allergy Relief must achieve significant market acceptance. In addition, we are exploring product line extensions that would further utilize Gel Tech's nasal gel technology.

     * CONTRIBUTE TO THE DEVELOPMENT AND GROWTH OF THE SWEDISH MATCH JOINT VENTURE AND THE RESEARCH, DEVELOPMENT AND MANUFACTURING OF NON-TOBACCO NICOTINE PRODUCTS. We believe the development, distribution, and marketing of non-tobacco nicotine products through the joint venture represents a significant opportunity for substantial growth in our revenue.

     * CONTINUE TO RESEARCH AND DEVELOP NEW SPECIALTY GUM PRODUCTS. We possess considerable gum formulation expertise, and together with our existing and potential customers, are working to develop new products in the specialty chewing gum market.

     * PARTNER WITH MAJOR CONSUMER PRODUCT COMPANIES TO INCREASE SALES. Since early 1998, we have pursued a strategy of partnering with major consumer products companies that we believe had the financial resources and distribution capability to market and distribute specialty chewing gum products on a national and international scale.

     * IMPROVE MANUFACTURING OPERATIONS TO ENHANCE EFFICIENCY. During the past few years, we have expanded our manufacturing operations, including adding personnel and additional packaging and coating equipment, to meet expected increases in demand for several gum products.

     * ANALYZE AND PURSUE OTHER OPPORTUNITIES IN THE DRUG DELIVERY BUSINESS MARKET. We have researched and continue to analyze various opportunities to launch additional products in the innovative nutrient and drug delivery systems market, which entails the delivery of over-the-counter drug and other homeopathic ingredients through alternative drug delivery systems.

PRODUCT INFORMATION

     The table below describes certain information related to specific chewing gum products currently manufactured by us for other consumer products companies.

       PRODUCT                            INTENDED BENEFITS TO USER                  MARKET              DISTRIBUTED BY
       -------                            -------------------------                  ------              --------------
BreathAsure(R)dental gum          Promotes oral hygiene and breath freshness    Oral care             HealthAsure
Insta-Fresh(TM)dental gum         Promotes oral hygiene and breath freshness    Oral care             Melaleuca
Private label dental gums         Promote oral hygiene and breath freshness     Oral care             Ranir/DCP
Aspergum(R)                       Pain relief                                   OTC drug              Insight Pharmaceuticals
Chooz                             Antacid and prevents osteoporosis             OTC drug              Insight Pharmaceuticals
Herbalife NRG(R)                  Improves energy & endurance                   Dietary supplement    Herbalife
Herbalife Chew Slim(R)            Promotes weight management                    Dietary supplement    Herbalife
Pharma-Green (seven varieties)    Various                                       Dietary supplement    Pharma-Green Ltd.
Brain Gum                         Improves brain function                       Dietary supplement    KR Research, Inc.

MANUFACTURING AND PACKAGING

     Both Zicam Cold Remedy and Zicam Allergy Relief are manufactured and packaged by Botanical Laboratories, Inc. of Ferndale, Washington in accordance with current good manufacturing processes. The finished product is shipped to our warehouse facility in Phoenix, Arizona for warehousing and shipment to customers.

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

COMPETITION

     We face significant competition from a large number of major drug companies involved in selling a variety of cough, cold, upper respiratory, and allergy remedies that compete directly with Zicam Cold Remedy and Zicam Allergy Relief. Most of these competitors have greater name recognition, more established brands, wider distribution capabilities and greater financial and marketing resources than we do.

     Although the specialty gum market is emerging as a market category distinct from the traditional, established confectionery chewing gum market, Gum Tech and the companies to whom we sell face significant competition in each of the four categories in which we operate. These categories include oral care products, OTC drugs, smoking cessation products, and dietary supplements. In the oral care products market, the dental gum products that we make for a number of customers compete directly with Arm & Hammer, Trident Advantage, and V-6 dental gums. We manufacture OTC drug-related gum products, including Aspergum, an analgesic, and Chooz, an antacid/calcium supplement. Each of these products competes generally with analgesics and antacids produced and marketed by a number of major consumer products companies. We are also pursuing opportunities in the smoking cessation market through our joint venture with Swedish Match, which is currently dominated by the Nicorette product marketed by Pharmacia and Upjohn. In the dietary supplement market, our various gum products compete with a large number of non-gum dietary supplement products.

     Competitive factors in the chewing gum industry include price, flavor, and name recognition resulting from media advertising. We historically have not had the capital resources, marketing and distribution networks, product name recognition, and advertising budget to produce or introduce chewing gum brands that could compete effectively with the multi-national chewing gum manufacturers and large specialty chewing gum marketers. Accordingly, we have adopted a strategy of partnering with major branded and private label customers that we believe possess the resources and capabilities needed to market and distribute gum products on a wide scale.

FDA AND OTHER GOVERNMENT REGULATION

     We are subject to various federal, state and local laws affecting our business. All of our products are subject to regulation by the FDA, including regulations with respect to labeling of products, approval of ingredients in products, claims made regarding the products, and disclosure of product ingredients. In addition, some of our products are considered "drugs." Consequently, manufacture of these products must comply with "good manufacturing practices" mandated by the FDA, which prescribes specific requirements and procedures for the manufacture of FDA-regulated drug products. If we fail to comply with these requirements and procedures, the FDA has the right to restrict the sale of or remove such products from the market. We believe that all of our products comply with all regulatory requirements including the FDA manufacturing standards and practices for drug products.

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

TRADEMARKS, TRADE NAMES, AND PROPRIETARY RIGHTS

     We  own  a   perpetual   non-exclusive   license   to  use   Microdent,   a
plaque-reducing agent, in our coated chewing gum products. Microdent is the critical ingredient in the chewing gums that we manufacture for BreathAsure.

     We routinely seek trademark protection from the United States Patent Office "USPO" and from similar agencies in foreign countries for chewing gum brands and Zicam. Despite these protections, we may not be able to successfully defend any trademarks granted to us against claims from or use by competitors. In addition, trademark applications may not be approved by the USPO or any similar foreign agency.

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

EMPLOYEES

     As of December 31, 2000, our gum/corporate operations employed 68 individuals, including two executive officers, 48 manufacturing, warehouse and quality control personnel, four research and development personnel, and 14 administrative/sales personnel. As of December 31, 2000, Gel Tech employed eight executive and administrative personnel in its Woodland Hills, CA office.

ITEM 2. DESCRIPTION OF PROPERTY

     We lease an approximately 28,000 square foot building for our principal executive offices and chewing gum manufacturing facilities at 246 East Watkins, Phoenix, Arizona 85004. Our ten-year lease (with two three-year renewal options) for this building expires on December 2005. The monthly rental expense for this property currently is $12,700. In September 1998, we leased an additional 31,000 square foot building located near our executive offices and manufacturing facility to house our warehouse and packaging operations for a five year term, subject to a five year renewal option. The monthly rent on this building currently is $12,800.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

     On October 16, 1996, a lawsuit was filed against us and other parties in the United States District Court for the Central District of California, CV-95-9784. The action is entitled GCN Products, Inc. vs. Roy Kelly, et al. The complaint, as it relates to us, principally alleged that we engaged in unlawful rebates, appropriations and overcharges, commercial bribery, fraud and unjust enrichment. On September 4, 1998, the court granted a motion for summary judgment in our favor, and dismissed the plaintiff's claims against us and certain current and former directors. The ruling dismissing the Company and certain other plaintiffs has been appealed to the U.S. Court of Appeals for the Ninth Circuit. The Company intends to vigorously defend this action.

     On January 27, 1999, an action was filed against us and certain other parties in the Superior Court of the State of Arizona in and for the County of Maricopa, CV-99-01528, by Paul F. Janssens-Lens. The complaint alleged intentional interference with business relations, intentional misrepresentation, negligent misrepresentation, securities fraud, and consumer fraud. The plaintiff sought compensatory damages of $720,000, unspecified punitive damages, and attorneys' fees and costs. Although the Company denied any wrongdoing in this matter, the Company chose to settle this claim to avoid the cost of litigation and risk of an unfavorable outcome. Pursuant to the settlement, Gum Tech has agreed to pay $150,000 in 2001.

     On June 2, 1999, we filed a complaint in the Superior Court of Maricopa County, Arizona against DJ Ltd. ("DJ"), CIV 99-1136-PHX-PGR (D. Ariz.). Our complaint sought a declaratory judgment that DJ was not owed any fee under an agreement entered into between the parties pursuant to which DJ claimed it was owed a financial advisory fee and certain other consideration arising from the Citadel financing in 1999. DJ removed the case to the United States District Court for the District of Arizona and filed a counterclaim. In its counterclaim, DJ alleges that we breached the contract between the parties and that Gum Tech has been unjustly enriched. DJ seeks damages in the amount of $480,000, plus costs, expenses and warrants to purchase 50,000 shares of Gum Tech common stock. DJ also seeks a declaratory judgment confirming its version of its rights under the agreement.

     On October 21, 1999, an action was filed against us in the Superior Court of the State of California in and for the County of Los Angeles, case number BC 218 878, by International Interest Group, Inc. ("IIG"). The complaint alleged the breach of an oral finder's fee agreement between the parties relating to the introduction to Gum Tech of certain individuals affiliated with Bio Delivery
Technologies in 1996. BioDelivery Technologies and Gum Tech formed a joint venture in 1999 to manufacture, market and distribute products utilizing a nasal gel technology. The complaint sought unspecified general contract damages, declaratory relief, and an accounting. We removed the action to the United States District Court for the Central District of California on February 2, 2000. Although the Company denied the existence of the finder's fee agreement, the Company chose to settle this claim in order to avoid the cost of litigation and the risk of an unfavorable outcome. Pursuant to the settlement, Gel Tech, LLC has agreed to pay $310,000 in 2001.

     On November 9, 1999, The Quigley Corporation commenced a civil action against Gum Tech, Inc., Gel Tech Industries, Inc., and Gel Tech, L.L.C. in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges infringement of a patent arising from the defendants' use of Zicam. The complaint seeks compensatory damages and injunctive relief. In a ruling on April 20, 2000, the judge in the case denied a motion for preliminary injunctive relief and subsequently certified three issues of law of the case for immediate appeal to the United States Court of Appeals for the federal circuit; however, the appeal was denied. Consequently, the case is scheduled for trial before the district court in late 2001. Each of the defendants denies the allegations of the complaint and intends to vigorously defend this action.

     On November 8, 2000, Gel Tech, LLC filed a complaint in the U.S. District Court for the District of Arizona against AccuMed, Inc. CIV 00-141-PHX-PGR. Our complaint alleges claims of patent infringement, copyright infringement and unfair competition concerning a cold remedy product manufactured and distributed by AccuMed. We seek compensatory damages and injunctive relief.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has traded on the Nasdaq National Market under the symbol "GUMM" since April 24, 1996. The following table sets forth, for the quarters indicated, the range of high and low closing prices of the Company's common stock as reported by the Nasdaq National Market, but does not include retail markup, markdown or commissions.

                                               MARKET PRICE
                                          ----------------------
                                             HIGH         LOW
                                          ---------    ---------
FISCAL YEAR 1999
First Quarter ..........................  $ 14.6719    $   8.375
Second Quarter .........................  $  11.875    $  9.5625
Third Quarter ..........................  $ 13.5625    $   10.75
Fourth Quarter .........................  $  20.375    $   12.50

FISCAL YEAR 2000
First Quarter ..........................  $  33.875    $ 14.5625
Second Quarter .........................  $  15.125    $    9.25
Third Quarter ..........................  $ 17.0625    $ 11.3125
Fourth Quarter .........................  $   17.25    $    6.50

FISCAL YEAR 2001
First Quarter (through March 28, 2001)..  $   9.875    $  6.9688


     As of March 26, 2001, Gum Tech had approximately 5,923 record and beneficial stockholders.

DIVIDEND POLICY

     We have paid only limited cash dividends on our common stock in the past and intend to retain earnings, if any, for use in the operation and expansion of the business. The amount of future dividends, if any, will be determined by the Board of Directors based upon earnings, financial condition, capital requirements and other conditions.

ITEM 6. SELECTED FINANCIAL DATA

     The following sets forth selected historical financial data for Gum Tech for each of the years in the five-year period ended December 31, 2000. The selected annual historical statement of operations and balance sheet data is derived from Gum Tech's financial statements audited by independent auditors. For additional information, see the financial statements of Gum Tech and the notes thereto included elsewhere in this report. The following table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is qualified by reference thereto and to Gum Tech's financial statements and notes thereto.

                                                  2000         1999        1998        1997        1996
                                                --------     --------     -------     -------     -------
Net sales                                       $ 13,378     $ 15,587     $ 5,357     $ 3,777     $ 3,116
Net income (loss) applicable to common stock    $ (7,213)    $ (1,012)    $(6,261)    $(5,399)    $(3,388)
Net income (loss) per share of common stock     $   (.81)    $  (0.14)    $ (0.97)    $ (1.02)    $ (0.77)
Dividends per share                             $     --     $     --     $    --     $    --     $    --
Shares outstanding at year end                     9,047        8,321       6,858       5,856       4,949
Total assets                                    $ 16,981     $ 20,028     $ 7,900     $ 9,685     $ 7,458
Long term obligations                           $     --     $  2,241     $ 2,380     $ 3,785     $ 1,488
Stockholders' equity                            $ 11,385     $ 12,702     $ 3,718     $ 4,673     $ 5,283

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Gum Tech has a 60% interest in the capital and profits of Gel Tech, LLC but reports financial results of Gel Tech, LLC on a consolidated basis. The information that follows is an analysis of the Company's two business segments--Zicam operations and chewing gum operations. Corporate expenses not specifically related to either of the Company's current business segments are reflected in chewing gum operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     The following table details certain financial information for our Zicam and chewing gum operations for the year ended December 31, 2000:

                                                ZICAM           CHEWING GUM        CONSOLIDATED
                                             ------------       ------------       ------------
Net sales                                    $ 10,817,286       $  2,560,603       $ 13,377,889
Cost of sales                                   3,410,904          3,740,999          7,151,903
                                             ------------       ------------       ------------
Gross profit                                    7,406,382         (1,180,396)         6,225,986
Operating expenses                             13,660,585          3,092,581         16,753,166
Research and development                          433,560            348,823            782,383
                                             ------------       ------------       ------------
Income (loss) from operations                  (6,687,763)        (4,621,800)       (11,309,563)
Interest and other income                         100,032          1,808,472          1,908,504
Interest expense                                   80,182            378,278            458,460
                                             ------------       ------------       ------------
Income (loss) before income tax
  and minority interest                      $ (6,667,913)      $ (3,191,606)      $ (9,859,519)
                                             ============       ============       ============

ZICAM OPERATIONS

     Certain information is set forth below for our Zicam operations expressed in dollars and as a percentage of net sales for the periods indicated:


                                             YEARS ENDED DECEMBER 31
                                   -------------------------------------------
                                          2000                       1999
                                   -------------------        ----------------
Net sales                          $ 10,817,286    100%       $9,593,447   100%
Cost of sales                         3,410,904     32         2,703,509    28
                                   ------------   ----        ----------   ---
Gross profit                          7,406,382     68         6,889,938    72
Operating expenses                   13,660,585    126         3,263,180    34
Research and development                433,560      4           241,893     3
                                   ------------   ----        ----------   ---
Income (loss) from operations        (6,687,763)   (62)        3,384,865    35
Interest and other income               100,032      1            50,428     1
Interest expense                         80,182      1                --    --
                                   ------------   ----        ----------   ---
Income (loss) before income tax
  and minority interest            $  6,667,913    (62)%      $3,435,293    36%
                                   ============   ====        ==========   ===


     NET SALES. Net sales increased to approximately $10.8 million in 2000, or 13% above the 1999 level of approximately $9.6 million. A comparison of sales between the two periods is affected by several factors. First, both Zicam Cold Remedy and Zicam Allergy Relief are highly seasonal products. Consequently, differences in the severity and timing of the cold and allergy seasons in different periods will have a significant impact on annual sales comparisons. For example, with respect to Zicam Cold Remedy, the 1999-2000 cold season peaked very early and subsequently dropped off rapidly, whereas the 2000-2001 cold season began very slowly, but continued at higher levels into the first quarter of 2001. Second, both Zicam Cold Remedy and Zicam Allergy Relief are relatively new products. Zicam Cold Remedy and Zicam Allergy Relief were introduced in 1999 and 2000, respectively. Sales of Zicam Cold Remedy in 1999 were impacted by sizeable introductory shipments to retailers after receiving extensive national publicity in the fourth quarter of 1999. Zicam Allergy Relief has also benefited from introductory shipments in its introductory year of 2000 but to a much lesser extent as that product has not yet achieved the same level of distribution, publicity, or marketing attention as Zicam Cold Remedy.

     Approximately two-thirds of 2000 sales relate to Zicam Cold Remedy and one-third to Zicam Allergy Relief. All of the 1999 sales relate to Zicam Cold Remedy. The decline in sales for Zicam Cold Remedy from the prior year is due primarily to the seasonality described above, specifically the difference in the timing and severity of the two cold seasons, as well as the extremely high level of introductory sales in the fourth quarter of 1999. In addition, the Company believes that retailers retained excess inventories of Zicam Cold Remedy at the end of the 1999-2000 cold season, which resulted in lower sales to the Company in subsequent quarters than would otherwise be expected. The Company believes that retailers' current inventory levels of Zicam Cold Remedy are substantially less than last year.

     Sales of Zicam Allergy Relief have increased steadily throughout 2000 following its introduction earlier in the year, an increase the Company believes was partially in response to the Company's extensive advertising campaign for Zicam Cold Remedy. The Company intends to focus its marketing efforts in the second and third quarters of 2001 on Zicam Allergy Relief.

     COST OF SALES. Cost of sales increased from approximately $2.7 million in 1999 to approximately $3.4 million in 2000 principally due to the higher level of net sales.

     GROSS PROFIT. Gross profit increased to approximately $7.4 million from approximately $6.9 million in the prior year reflecting the higher level of net sales.

     OPERATING EXPENSES. Operating expenses increased to $13.7 million largely due to a higher level of advertising expenses of approximately $10.0 million. The increase in advertising, relative to sales levels, is largely due to the

Company's decision to significantly increase its advertising budget to promote Zicam Cold Remedy and to spend the bulk of those advertising funds early in the 2000-2001 cold season in order to establish the brand prior to the peak of the cold season. The increased advertising budget, together with sizeable advertising expenses incurred late in the 1999-2000 cold season, resulted in a higher level of advertising costs for the annual 2000 period. The Company has not spent significant funds advertising Zicam Allergy Relief but intends to do so during the peak of the allergy season in the second and third quarters of 2001. Operating expenses also increased due to an increase in legal expenses arising from the on-going patent infringement lawsuit with The Quigley Corporation and a one-time $310,000 settlement cost of another lawsuit. See Item
3. Legal Proceedings.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased from the on-going clinical work on both Zicam Cold Remedy and Zicam Allergy Relief.

     INTEREST AND OTHER INCOME. Interest income increased due to a higher level of cash maintained during 2000.

     INTEREST EXPENSE. Gel Tech, LLC incurred interest expense in conjunction with its borrowings under its bank credit facility and on amounts owed to Gum Tech for services rendered. As of December 31, 2000, Gel Tech, LLC had borrowings of $1.0 million outstanding under its bank credit facility but was current in amounts owed to Gum Tech.

     NET INCOME. Net income decreased primarily due to the large advertising expenses incurred to establish the Zicam Cold Remedy brand and to sizeable introductory shipments to retailers of Zicam Cold Remedy in 1999 that were not repeated in 2000.

CHEWING GUM OPERATIONS

     Information is set forth below for our chewing gum operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                               YEAR ENDED DECEMBER 31
                                    -----------------------------------------
                                           2000                    1999
                                    ------------------     ------------------
Net sales                           $ 2,560,603    100%    $ 5,993,093    100%
Cost of sales                         3,740,999    146       4,907,995     82
                                    -----------   ----     -----------   ----
Gross profit                         (1,180,396)   (46)      1,085,098     18
Operating expenses                    3,092,581    121       2,258,684     38
Research and development                348,823     14         422,555      7
                                    -----------   ----     -----------   ----
Income (loss) from operations        (4,621,800)  (181)     (1,596,141)   (27)
Interest and other income             1,808,472     71          73,136      1
Interest expense                        378,278     15       1,311,792     22
                                    -----------   ----     -----------   ----
Income (loss) before income taxes
  and minority interest             $(3,191,606)  (125)%   $(2,834,797)   (48)%
                                    ===========   ====     ===========   ====

     NET SALES. Net sales decreased to approximately $2.56 million for the year 2000 compared to $5.99 million in 1999. Sales to all of the Company's five principal contract customers declined. This decrease was offset in part by sales to a new customer, Melaleuca, of a dental gum. Although sales to the Company's current contract customers will fluctuate from quarter to quarter, the Company does not expect any significant growth in sales to result from these existing customers. Consequently, growth in sales from gum operations is dependent upon the addition of new customers, including the joint venture established with

Swedish Match to develop and market a nicotine gum and potential relationships to develop and market gum products with other major consumer products companies. There can be no assurance, however, that the Company will finalize these or any other contractual arrangements, or that any of these relationships will ultimately prove successful.

     COST OF SALES. Cost of sales decreased to approximately $3.7 million from $4.9 million in 1999 reflecting the lower level of sales.

     GROSS PROFIT. Gross profit (loss) decreased due to the lower level of sales and decreased as a percentage of sales due to the high level of fixed manufacturing costs relative to the level of sales.

     OPERATING EXPENSES. Operating expenses increased to approximately $3.1 million from $2.3 million in 1999. This increase was primarily due to a write-down totaling approximately $400,000 of two customer accounts and an increase in legal expenses of approximately $367,000. At year-end two of the Company's major gum customers were experiencing severe financial difficulties; subsequently, BreathAsure filed for Chapter 11 bankruptcy reorganization and Heritage Consumer Products ceased operations. BreathAsure has subsequently sold its assets, including the rights to its products, to Nature's Pride and is continuing to operate under the HealthAsure brand name. In 2001, the Company has continued to sell relatively small amounts of gum to BreathAsure, as debtor in possession of the bankruptcy estate, and to HealthAsure on a "cash on delivery" basis. Heritage Consumer Products sold off all of its brands, except for the Acutrim brand, to Insight Pharmaceuticals. The Company has sold both Aspergum and Chooz gum products to Insight in 2001 on a cash in advance basis.

     The increase in legal expense reflects a higher level of litigation expense including a one-time cost of $150,000 to settle an outstanding lawsuit. See Item
3. Legal Proceedings.

     RESEARCH AND DEVELOPMENT. The reported amount of research and development expenses declined approximately $70,000 from the prior year. However, research and development expenses billed to the joint venture with Swedish Match of approximately $600,000 are excluded from the 2000 amount.

     INTEREST AND OTHER INCOME. Interest and other income increased to approximately $1.8 million primarily due to a $1.625 million cash payment from Procter & Gamble Co. in conjunction with a Joint Development Agreement between the two companies.

     INTEREST EXPENSE. Interest expense decreased to $378,000 in 2000 from approximately $1.3 million in 1999 due to the repayment of the Company's outstanding debt in the first quarter of 2000. The Company's gum operations currently do not have any significant outstanding debt.

     INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. Net loss increased to approximately $3.2 million primarily due to the decrease in sales from the prior period.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     The following table details certain financial information for our Zicam and chewing operations for the year ended December 31, 1999:

                                        ZICAM      CHEWING GUM    CONSOLIDATED
                                      ----------   -----------    ------------
Net sales                             $9,593,447   $ 5,993,093    $15,586,540
Cost of sales                          2,703,509     4,907,995      7,611,504
                                      ----------   -----------    -----------
Gross profit                           6,889,938     1,085,098      7,975,036
Operating expenses                     3,263,180     2,258,684      5,521,864
Research and development                 241,893       422,555        664,448
                                      ----------   -----------    -----------
Income (loss) from operations          3,384,865    (1,596,141)     1,788,724
Interest and other income                 50,428        73,136        123,564
Interest expense                              --     1,311,792      1,311,792
                                      ----------   -----------    -----------
Income (loss) before income tax
  and minority interest               $3,435,293   $(2,834,797)   $   600,496
                                      ==========   ===========    ===========

ZICAM OPERATIONS

     Zicam sales and operations began January 1, 1999. As a result, the financial results for Zicam operations cannot be compared to the prior period.

     For the year ended December 31, 1999, Zicam operations recorded net sales of approximately $9.6 million. The bulk of Zicam sales occurred late in the fourth quarter of 1999 after widespread national publicity of Zicam Cold Remedy in November 1999 resulted in unexpectedly high demand for this new product. Initially, production of Zicam Cold Remedy could not be increased sufficiently to meet this high level of demand. Consequently, deliveries of Zicam Cold Remedy were delayed. Due to the highly seasonal nature of cold remedies such as Zicam Cold Remedy and a relatively short cold season, these delays limited our ability to realize the full potential of Zicam sales for 1999-2000 cold season.

     Gross profit on Zicam operations for the 12 months ended December 31, 1999 was approximately $6.9 million, or 72% of net sales. Operating expenses of $3.3 million were recorded for this period, of which approximately $2.25 million was spent or accrued for advertising, sales commissions, public relations and other sales expense. Research and development expenses of $241,893 for this period largely reflect the cost of on-going clinical work associated with the Zicam line of products. Interest and other income largely reflects interest income associated with invested cash. Gel Tech, LLC did not have any debt outstanding during this period and consequently did not record any interest expense.

CHEWING GUM OPERATIONS

     Certain information is set forth below for our chewing gum operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                                YEAR ENDED DECEMBER 31
                                      ----------------------------------------
                                             1999                   1998
                                      ------------------    ------------------
Net sales                             $ 5,903,093    100%   $ 5,356,855    100%
Cost of sales                           4,907,995     82      4,470,652     83
                                      -----------   ----    -----------   ----
Gross profit                            1,085,098     18        886,203     17
Operating expenses                      2,258,684     38      6,134,688    115
Research and development                  422,555      7        667,067     12
                                      -----------   ----    -----------   ----
Income (loss) from operations          (1,596,141)   (27)    (5,915,552)  (110)
Interest and other income                  73,136      1        127,947      2
Interest expense                        1,311,792     22        473,811      9
                                      -----------   ----    -----------   ----
Net income (loss)                     $(2,834,797)   (48)%  $(6,261,416)  (117)%
                                      ===========   ====    ===========   ====

     NET SALES. Net sales increased to approximately $6.0 million for the year ended December 31, 1999, or 12% above the prior year. This increase reflects the addition of several new customers and/or products in mid to late 1998. Among these were Ranir DCP, BreathAsure, Heritage Consumer Products' AcuTrim(R) gum and Pharmagreen Ltd. Sales in the prior year largely reflect sales of Cigarest's smoking cessation gum, Herbalife's diet and energy gums, Aspergum(R) and Chooz(R), and initial deliveries of BreathAsure Dental Gum(TM).

     COST OF SALES. Cost of sales increased to approximately $4.9 million, or approximately $440,000 above the prior year, due to the higher level of sales.

     GROSS PROFIT. Gross profit increased to $1.1 million reflecting both the higher level of sales and improvement in our manufacturing processes.

     OPERATING EXPENSES. Operating expenses declined by approximately $3.9 million from the 1998 level to $2.3 million in 1999. The amount for 1998 includes unusual one-time charges of $1,478,750 to reflect the cost of an extension of options to a former officer, $732,000 for options granted to another individual, and $618,230 representing a severance compensation expense. Exclusive of these charges, operating expenses in 1998 were $3,335,042, or approximately $1.06 million greater than the 1999 level. The reduction in normal recurring operating expenses in 1999 was principally due to a reduction in advertising, trade show and travel expense of $522,000 due to the change in corporate strategy in 1998, lower legal expenses of $157,000 due to costs associated with the management restructuring in early 1998, and the allocation of administrative and warehousing expenses to Gel Tech, LLC of $167,000 in 1999.

     INTEREST AND OTHER INCOME. Interest and other income decreased due to a lower cash balance maintained during 1999.

     INTEREST EXPENSE. Interest expense increased from 1998 by $837,981 to approximately $1.3 million primarily due to interest charges associated with the Citadel financing in June 1999. Included in these amounts were a number of non-cash interest charges associated with this financing. The notes issued in connection with this financing, together with the Company's outstanding term loan facility, were redeemed in full in the first quarter of 2000.

     INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. Net loss decreased by approximately $3.4 million primarily due to the substantial decrease in operating expenses offset in part by higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     Gum Tech's working capital declined from approximately $12.5 million at December 31, 1999 to approximately $6.5 million at December 31, 2000. During this period, Gum Tech experienced a decrease in cash from operating activities of approximately $5.2 million, due primarily to a net loss of $9.9 million (before minority interest in subsidiary) and an increase in inventory of $1.1 million. This decrease in cash for 2000 was offset by a decrease in accounts receivable of $3.5 million and an increase in accounts payable of $1.7 million.

     Cash flows from investing activities consumed approximately $2.0 million, largely due to expenditures and deposits for additional equipment. Cash flows from financing activities provided approximately $5.1 million primarily through the issuance of common stock upon the exercise of options and warrants of $3.8 million, a capital contribution of $2.0 million from the minority partner in Gel Tech, LLC and a $1.0 million borrowing from a bank. These were offset in part by $800,000 of cash used to repay the term loan with Textron and $814,000 used to pay a dividend to the holders of interests in Gel Tech, LLC.

     During the first quarter of 2000, Gum Tech redeemed the remainder of the Citadel financing by issuing a total of 193,447 shares of common stock. In January 2000, Gel Tech LLC entered into a $1.0 million revolving credit facility with a commercial bank and has borrowed $1.0 million under that facility.

     For additional information regarding certain recent developments that could materially affect Gum Tech's liquidity and capital resources, see Item 1. Business-Recent Developments.

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

     This report includes statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and Gum Tech claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates" and do not reflect historical facts. Specific forward-looking statements contained in this report under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" include but are not limited to
(i) the expectation that the proposed sale of assets to Wrigley will enable Gum Tech to improve its financial performance in the long-term; (ii) the belief that Gum Tech will be better positioned following the proposed sale of assets to Wrigley to pursue other potential opportunities in the market for innovative nutrient and drug delivery systems; (iii) the expectation that the use of proceeds from the proposed sale of assets to Wrigley to increase the marketing of the Zicam line of products will result in significant growth and revenue from sales of those products; (iv) the belief that the joint venture with Swedish Match will lead to development of a non-tobacco nicotine product that will substantially increase revenue to Gum Tech; and (v) the Company's belief that it will be able to satisfy all the closing conditions to the proposed sale of assets to Wrigley on a timely basis.

     Forward-looking statements involve risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements.

     Factors that could cause actual results to differ materially from Gum Tech's expectations include, but are not limited to, the following: (i) failure to obtain stockholder approval or to satisfy other closing conditions with respect to the proposed asset sale; (ii) less than anticipated demand for our chewing gum or nasal gel products, including Zicam Cold Remedy and Zicam Allergy Relief; (iii) lack of market acceptance for or uncertainties concerning the efficacy of the Zicam line of products; (iv) fluctuations in seasonal demand for the Zicam line of products; (v) difficulties in increasing production to meet unexpectedly high demand in the short term; (vi) a decrease in the level of reorders from existing gum customers; (vii) financial difficulties encountered by one or more of our principal customers; (vii) difficulties in obtaining additional capital for marketing, research and development, and other expenses;
(ix) the possibility of material charges may be incurred as a result of prior activities; (x) unavailability of third-party material products at reasonable prices; (xi) inventory obsolescence due to shifts in market demand; and (xii) material litigation involving patent and contractual claims, product liabilities and consumer issues.

IF THE PROPOSED SALE OF ASSETS TO WRIGLEY IS COMPLETED, WE MAY ENCOUNTER DIFFICULTIES IN CONTINUING OUR OPERATIONS

     Assuming the proposed sale to Wrigley is completed as expected in the second quarter of 2001, there can be no guarantee that Gum Tech will not encounter difficulties in continuing its remaining operations. If completed, the sale of assets will require Gum Tech to replace or continue without its research and development personnel and capabilities, including the full-time services of Gary Kehoe, sublease or obtain a new lease for its principal executive offices, and determine how to most effectively apply the proceeds received from the sale of assets. There can be no assurance that Gum Tech will be successful in addressing these issues.

WE INCURRED SIGNIFICANT LOSSES IN PREVIOUS YEARS

     We began operations in February 1991 and have a limited operating history upon which potential investors may evaluate our performance. Further, we have recorded losses in each of the last several years and our future operations may not be profitable. The likelihood of our success must be considered relative to the problems, difficulties, complications, and delays frequently encountered in connection with the development and operation of a new business, the significant change in strategy in early 1998, that significant change in operations that will result from the proposed asset sale, and the development and marketing of Zicam Cold Remedy and Zicam Allergy Relief, both relatively new products.

IF ZICAM COLD REMEDY AND ZICAM ALLERGY RELIEF DO NOT GAIN MARKET WIDESPREAD ACCEPTANCE, OUR ANTICIPATED SALES AND RESULTS OF OPERATIONS WILL SUFFER

     Although studies have indicated that Zicam Cold Remedy can significantly reduce the duration and severity of the common cold, there is no guarantee that the product will achieve widespread acceptance by the market. If any unanticipated problem arises concerning the efficacy of Zicam Cold Remedy or the product fails to achieve widespread market acceptance for any reason, our prospects for our future operating results would be adversely affected. In addition, Zicam Allergy Relief has only been recently introduced and as yet has not achieved the success enjoyed by Zicam Cold Remedy. There is no assurance that demand for these products will continue to grow.

WE MAY BE UNABLE TO MEET DEMAND FOR OUR NEW PRODUCTS

     To the extent Zicam Cold Remedy or Zicam Allergy Relief or any other new product we introduce achieves widespread market acceptance and generates significant demand, we may be unable to produce and deliver sufficient quantities of the product to meet our customers' demands on a timely basis. If so, we could lose opportunities to sell larger quantities of the product and damage relationships with distributors whose orders could not be timely filled. This problem, if encountered, could be particularly damaging if we are not able to meet customer demand during the cold and allergy seasons, when we expect demand for sales of the two Zicam products to peak.

UNANTICIPATED PROBLEMS ASSOCIATED WITH PRODUCT DEVELOPMENT COULD DELAY OR HINDER INTRODUCTION OF NEW PRODUCTS

     We may experience unanticipated difficulties in developing new products that could delay or prevent the introduction of those products. We may be dependent in the near future upon chewing gum products that are currently being developed. If we are unable to develop new chewing gum products or new products in the innovative nutrient and drug delivery system market on a timely basis, our business, operating results, and financial condition could be materially adversely affected.

OUR RELIANCE UPON A FEW GUM CUSTOMERS HAS NEGATIVELY IMPACTED OUR FINANCIAL RESULTS

     The shift in our chewing gum strategy in early 1998 to a focus on contract manufacturing has made our chewing gum operations dependent for sales and future growth on a few customers. In 1999, we achieved some significant success in building gum sales through the addition of and increased sales to Herbalife, BreathAsure, Ranir, Heritage Consumer Products and PharmaGreen. However, sales to these customers dropped significantly in 2000, primarily due to financial difficulties experienced by several of these customers. Further, Heritage Consumer Products ceased operations in late 2000 and BreathAsure filed for reorganization under the bankruptcy statutes. While sales to new customers, including the successor companies to Heritage and BreathAsure, may offset this decline, Gum Tech will continue to be dependent on the financial resources and marketing capabilities of third parties. Further, we are at risk for their non-payment or late payment for amounts owed to us. While we intend to add to this portfolio of customers to reduce the risk of non-performance by any single customer, and to focus on the addition of larger, more established consumer companies, we have not yet been successful in that effort.

OUR INABILITY TO PROVIDE SCIENTIFIC PROOF FOR PRODUCT CLAIMS MAY ADVERSELY AFFECT OUR SALES

     The marketing of certain of our nasal gel and chewing gum products, including both Zicam products, involves claims that these products reduce the duration of the common cold and relieve allergy symptoms, assist in weight loss, promote dental hygiene, among other claims. Under FDA and FTC rules, we are required to obtain scientific data to support any health claims we make concerning our products. Although we have not provided nor been requested to provide any scientific data to the FDA in support of claims regarding our products, we have obtained scientific data for all of our products. There can be no assurance that the scientific data we have obtained in support of our claims will be deemed acceptable to the FDA or FTC, should either agency request any such data in the future. If the FDA or the FTC requests any supporting information, and we are unable to provide support that is acceptable to the FDA or the FTC, either agency could force us to stop making the claims in question or restrict us from selling the affected products.

FDA AND  OTHER  GOVERNMENT  REGULATION  MAY  RESTRICT  OUR  ABILITY  TO SELL OUR
PRODUCTS

     We are subject to various federal, state and local laws affecting our business. Our nasal gel and chewing gum products are subject to regulation by the FDA, including regulations with respect to labeling of products, approval of ingredients in products, claims made regarding the products, and disclosure of product ingredients. If we do not comply with these regulations, the FDA could force us to stop selling the affected products or incur substantial costs in adopting measures to maintain compliance with these regulations.

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

WE MAY BE UNABLE TO SUCCESSFULLY EXPAND OUR OPERATIONS

     We intend to continue expanding our manufacturing and marketing operations, subject to completion of the proposed sale of assets to Wrigley. Expansion will place substantial strains on our management and our operational, accounting, and information systems. Successful management of growth will require us to improve our financial controls, operating procedures, and management information systems, and to train, motivate, and manage our employees.

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

WE MAY BE UNABLE TO PREVENT OTHERS FROM DEVELOPING SIMILAR PRODUCTS

     We routinely seek trademark and patent protection from the United States Patent Office and from similar agencies in foreign countries for our chewing gum brands and the Zicam line of products. There can be no assurance that we will be able to successfully defend any trademarks, trade names or patents against claims from or use by competitors or that trademark, trade name or patent applications will be approved by the USPO or any similar foreign agency.

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

     None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors' Report and Consolidated Financial Statements of Gum Tech, including the Notes to those statements, are set forth on pages F-1 through F-24.

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

                                    PART III

ITEM 10. INFORMATION CONCERNING DIRECTORS, NOMINEES, AND EXECUTIVE OFFICERS

     Information regarding directors and executive officers of the Company and compliance with Section 16(a) is set forth under the captions "Information Concerning Directors and Executive Officers" and "Section 16(a) - Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to its 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") incorporated by reference into this Form 10-K, which has been filed with the commission in accordance with Rule 14(a)(6) promulgated under the Exchange Act. With the exception of the foregoing information and other information specifically incorporated by reference into this report, the Company's 2001 Proxy Statement is not being filed as a part hereof.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is set forth under the caption "Executive Compensation" in the 2001 Proxy Statement, which information is incorporated herein by reference; provided, however, that the "Compensation Committee Report on Executive Compensation," the "Audit Committee Report" and the "Stock Price Performance Graph" contained in the 2001 Proxy Statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Information regarding security ownership of certain beneficial owners and management is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions of management is set forth under the caption "Certain Transactions and Relationships" in the 2001 Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, LIST AND REPORTS ON FORM 8-K

EXHIBITS

         Exhibit No.                    Title
         -----------                    -----

         3.01                 Certificate   of   Incorporation   and  Amendments
                              thereto of Gum Tech(1)

         3.02                 Bylaws of Gum Tech(1)

         10.2                 Consulting Agreement with Gary S. Kehoe (8)

         10.01                1995 Stock Option Plan(1)

         10.02                Amendment to Stock Option Plan(1)

         10.03                Employment Contract with Gary S. Kehoe(1)

         10.04                Employment Contract with William J. Hemelt (2)

         10.05 Lease Agreement - Phoenix, Arizona manufacturing facility(1)

         10.06 Lease Agreement between Gum Tech and Beardsley & 1-17 L.L.C., for the lease of packaging/warehouse facility (3)

         Exhibit No.                    Title
         -----------                    -----
         10.07                Form of Manufacturing Agreement (4)

         10.08                Operating Agreement of Gel Tech, LLC (5)

         10.09                Credit Agreement between Gel Tech LLC and
                              Imperial Bank (6)

         10.10                Securities Purchase Agreement with Citadel
                              Investment Group (7)

         10.11 Shareholders' Agreement between the Registrant and Swedish Match AB (8)

         10.12(9) Asset Purchase Agreement between Gum Tech and Wm. Wrigley Jr. Company

         10.13                First Amendment to the Operating Agreement of
                              Gel Tech, LLC

         23                   Consent of Angell & Deering

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

(4)  Incorporated by reference to the Registrant's 10-KSB filed March 31, 1999.

(5) Incorporated by reference to the Registrant's Report on Form 10-QSB for the quarter ending March 31, 1999, file number 000-27646.

(6) Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ending March 31, 2000, file number 000-27646.

(7)  Incorporated by reference to the Registrant's Form 8-K filed June 9, 1999.

(8) Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2000, file number 000-27646.

(9) Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934.

REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on March 30, 2001.


                                    GUM TECH INTERNATIONAL, INC.


                                    By: /s/ Gary S. Kehoe
                                        ---------------------------------------
                                        Gary S. Kehoe
                                        President and Chief Operating Officer


     Pursuant to the requirements of the Securities Act of 1933, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated:


Signature                   Title                                 Date
- ---------                   -----                                 ----

/s/ William D. Boone        Chairman of the Board of Directors    March 30, 2001
- ------------------------
William D. Boone


/s/ Edward E. Faber         Director                              March 30, 2001
- ------------------------
Edward E. Faber


/s/ William J. Hemelt       Secretary, Chief Financial Officer    March 30, 2001
- ------------------------    (Principal Financial Officer),
William J. Hemelt           Principal Accounting Officer



/s/ Edward J. Walsh         Director                              March 30, 2001
- ------------------------
Edward J. Walsh


/s/ Kenneth R. Waters       Director                              March 30, 2001
- ------------------------
Kenneth R. Waters


/s/ William A. Yuan         Director                              March 30, 2001
- ------------------------
William A. Yuan


/s/ Michael A. Zeher        Director                              March 30, 2001
- ------------------------
Michael A. Zeher

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Statements                                                        Page
- --------------------                                                        ----

Independent Auditors' Report                                                F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999                F-3

Consolidated Statements of Operations for the
  years ended December 31, 2000, 1999 and 1998                              F-5

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2000, 1999 and 1998                      F-6

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998                                          F-8

Notes To Consolidated Financial Statements                                  F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Gum Tech International, Inc.

We have audited the accompanying consolidated balance sheets of Gum Tech International, Inc. and Subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gum Tech International, Inc. and Subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.


                                      /s/ Angell & Deering
                                      Certified Public Accountants

Denver, Colorado
February 10, 2001

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                                     ASSETS
                                     ------

                                                     2000              1999
                                                 ------------      ------------
Current Assets:
  Cash and cash equivalents                      $  3,485,204      $  5,595,075
  Restricted cash                                   1,187,114           270,878
  Accounts receivable:
   Trade, net of allowance for doubtful
    accounts of $306,835 and $50,482                4,198,731         8,197,180
   Employees                                              911            56,237
  Inventories                                       3,056,782         1,966,819
  Prepaid expenses                                    119,715           155,281
  Note receivable                                     150,000                --
                                                 ------------      ------------

     Total Current Assets                          12,198,457        16,241,470
                                                 ------------      ------------
Property and Equipment, at cost:
  Machinery and equipment                           5,255,308         4,455,694
  Office furniture and equipment                      350,076           295,577
  Leasehold improvements                              553,288           383,854
                                                 ------------      ------------
                                                    6,158,672         5,135,125
  Less accumulated depreciation                    (2,166,093)       (1,724,276)
                                                 ------------      ------------

     Net Property and Equipment                     3,992,579         3,410,849
                                                 ------------      ------------
Other Assets:
  Deposits                                            789,868           214,936
  Intangible assets, net of accumulated
   amortization of $709,403 and $548,744                   --           160,659
                                                 ------------      ------------

     Total Other Assets                               789,868           375,595
                                                 ------------      ------------

     Total Assets                                $ 16,980,904      $ 20,027,914
                                                 ============      ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                            2000               1999
                                                        ------------       ------------
Current Liabilities:
  Accounts payable and accrued expenses                 $  3,780,264       $  2,078,358
  Customer deposits                                           64,862             10,500
  Sales returns and allowances                               855,760          1,202,100
  Notes payable                                            1,000,000                 --
  Current portion of long-term debt                            2,956            420,043
                                                        ------------       ------------

     Total Current Liabilities                             5,703,842          3,711,001
                                                        ------------       ------------
Long-Term Debt, net of current portion above:
  Financial institutions and other                                --          2,646,897
  Obligations under capital leases                             2,956             14,105
  Less current portion above                                  (2,956)          (420,043)
                                                        ------------       ------------

     Total Long-Term Debt                                         --          2,240,959
                                                        ------------       ------------

Minority interest in consolidated affiliate                 (107,547)         1,374,117
                                                        ------------       ------------

Commitments and Contingencies                                     --                 --

Stockholders' Equity:
  Preferred stock: no par value, 1,000,000 shares
   authorized:
    Series A preferred stock, $1,000 stated value,
    2,000 shares authorized, -0- and 1,000 shares
    issued and outstanding                                        --          1,000,000
  Common stock: no par value, 20,000,000 shares
   authorized, 9,047,047 and 8,320,705 shares
   issued and outstanding                                 30,459,362         23,687,579
  Additional paid in capital                               3,675,699          3,551,766
  Accumulated deficit                                    (22,750,452)       (15,537,508)
                                                        ------------       ------------

     Total Stockholders' Equity                           11,384,609         12,701,837
                                                        ------------       ------------

     Total Liabilities and Stockholders' Equity         $ 16,980,904       $ 20,027,914
                                                        ============       ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               2000              1999              1998
                                                           ------------       -----------       -----------
Net sales                                                  $ 13,377,889       $15,586,540       $ 5,356,855

Cost of sales                                                 7,151,903         7,611,504         4,470,652
                                                           ------------       -----------       -----------

       Gross Profit                                           6,225,986         7,975,036           886,203

Operating expenses                                           16,753,166         5,521,864         6,134,688
Research and development                                        782,383           664,448           667,067
                                                           ------------       -----------       -----------

       Income (Loss) From Operations                        (11,309,563)        1,788,724        (5,915,552)
                                                           ------------       -----------       -----------
Other Income (Expense):
  Interest and other income                                     274,225           123,564           127,947
  Other income                                                1,634,279                --                --
  Interest expense                                             (458,460)       (1,311,792)         (473,811)
                                                           ------------       -----------       -----------

       Total Other Income (Expense)                           1,450,044        (1,188,228)         (345,864)
                                                           ------------       -----------       -----------
Income (Loss) Before Provision For
  Income Taxes and Minority Interest                         (9,859,519)          600,496        (6,261,416)

Provision for income taxes                                        8,585                --                --
Minority interest in earnings of
  consolidated affiliate                                      2,667,165        (1,374,117)               --
                                                           ------------       -----------       -----------

Net Income (Loss)                                            (7,200,939)         (773,621)       (6,261,416)

Preferred stock dividends                                        12,005           238,466                --
                                                           ------------       -----------       -----------
Net Income (Loss) Applicable to
Common Shareholders                                        $ (7,212,944)      $(1,012,087)      $(6,261,416)
                                                           ============       ===========       ===========

Net Income (Loss) Per Share of Common Stock:
  Basic                                                    $       (.81)      $      (.14)      $      (.97)
  Diluted                                                  $       (.81)      $      (.14)      $      (.97)

Weighted Average Number of Common Shares Outstanding:
  Basic                                                       8,906,635         7,412,959         6,427,815
  Diluted                                                     8,906,635         7,412,959         6,427,815

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                            Series A
                                                         Preferred Stock            Common Stock          Additional
                                                      --------------------   ------------------------      Paid In     Accumulated
                                                      Shares      Amount       Shares        Amount        Capital       Deficit
                                                      ------   -----------   ---------    -----------    -----------   ------------
Balance at December 31, 1997                              --   $        --   5,856,460    $12,088,150    $   665,790   $ (8,080,968)

Issuance of common stock upon exercise of stock
 options and warrants                                     --            --     785,962      2,032,897             --             --

Conversion of convertible notes payable into
 common stock                                             --            --     215,577      1,023,990             --             --

Compensation from extension and issuance of stock
 options                                                  --            --          --             --      2,249,362             --

Net loss                                                  --            --          --             --             --     (6,261,416)
                                                      ------   -----------   ---------    -----------    -----------   ------------

Balance at December 31, 1998                              --            --   6,857,999     15,145,037      2,915,152    (14,342,384)

Issuance of common stock upon exercise of stock
 options and warrants                                     --            --     890,800      3,672,044             --             --

Conversion of convertible notes payable into common
 stock                                                    --            --     317,046      1,505,972             --             --

Issuance of Series A preferred stock (net of
 costs of $519,011)                                    2,000     2,000,000          --             --       (519,011)            --

Issuance of common stock for repayment of senior
 notes, including prepayment penalty                      --            --     163,704      2,200,000             --             --

Issuance of common stock for redemption of Series
 A preferred stock, including prepayment penalty      (1,000)   (1,000,000)     86,163      1,100,000             --             --

Issuance of common stock for payment of interest
 on senior notes                                          --            --       4,993         64,526             --             --

Compensation from issuance of stock options               --            --          --             --         64,275             --

Issuance of warrants in connection with financing         --            --          --             --      1,091,350             --

Payment of Series A preferred stock dividends             --            --          --             --             --       (238,466)

Dividend distribution of subsidiary                       --            --          --             --             --       (183,037)

Net loss                                                  --            --          --             --             --       (773,621)
                                                      ------   -----------   ---------    -----------    -----------   ------------

Balance at December 31, 1999                           1,000     1,000,000   8,320,705     23,687,579      3,551,766    (15,537,508)

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                   (CONTINUED)

                                                           Series A
                                                        Preferred Stock             Common Stock        Additional
                                                     ---------------------    -----------------------     Paid In      Accumulated
                                                     Shares      Amount        Shares        Amount       Capital        Deficit
                                                     ------    -----------    ---------   -----------   -----------    ------------
Issuance of common stock upon exercise of stock
 options and warrants                                    --    $        --      532,895   $ 3,771,783   $        --    $         --

Issuance of common stock for repayment of senior
 notes                                                   --             --      145,395     2,000,000            --              --

Issuance of common stock for redemption of Series
 A preferred stock                                   (1,000)    (1,000,000)      48,052     1,000,000            --              --

Compensation from issuance of stock stock options        --             --           --            --       123,933              --

Payment of Series A preferred stock dividends            --             --           --            --            --         (12,005)

Net loss                                                 --             --           --            --            --      (7,200,939)
                                                     ------    -----------    ---------   -----------   -----------    ------------

Balance at December 31, 2000                             --    $        --    9,047,047   $30,459,362   $ 3,675,699    $(22,750,452)
                                                     ======    ===========    =========   ===========   ===========    ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                  2000            1999            1998
                                                                               -----------     -----------     -----------
Cash Flows From Operating Activities:
 Net income (loss)                                                             $(7,200,939)    $  (773,621)    $(6,261,416)
 Adjustments to reconcile net income (loss) to net cash
  (used) by operating activities:
    Depreciation                                                                   460,702         430,223         304,277
    Amortization                                                                   160,659         392,218         108,816
    Amortization of discount on notes payable                                      212,500         387,500              --
    Provision for bad debts                                                        448,645          45,000          34,613
    (Gain) loss on disposal of assets                                                8,017           1,544          (2,699)
    Compensation from forgiveness of note receivable                               209,753              --         114,012
    Compensation from extension and issuance of stock options                      123,933          64,275       2,249,362
    Common stock issued for payment of interest                                         --         264,526              --
    Minority interest in earnings of consolidated affiliate                     (2,667,165)      1,374,117              --
    Changes in assets and liabilities:
     Restricted cash                                                              (916,236)             --              --
     Accounts receivable                                                         3,549,804      (6,779,541)       (415,018)
     Employee receivables                                                           55,326         (56,237)         61,054
     Inventories                                                                (1,089,963)        (70,658)       (862,779)
     Prepaid expenses and other                                                     35,566        (345,159)         92,254
     Interest receivable                                                                --              --          60,164
     Deposits and other                                                                 --              --           7,291
     Accounts payable and accrued expenses                                       1,701,906         726,842         551,058
     Customer deposits                                                              54,362         (24,263)         19,763
     Sales returns and allowances                                                 (346,340)      1,167,100          35,000
                                                                               -----------     -----------     -----------
          Net Cash (Used) By Operating Activities                               (5,199,470)     (3,196,134)     (3,904,248)
                                                                               -----------     -----------     -----------
Cash Flows From Investing Activities:
 Capital expenditures                                                           (1,050,449)       (294,389)       (990,557)
 Proceeds from disposal of equipment                                                    --              --          16,122
 Increase in notes receivable                                                     (359,753)             --              --
 Receipt of principal on notes receivable                                               --              --         250,000
 Deposits and other                                                               (574,932)         64,195        (139,358)
                                                                               -----------     -----------     -----------
          Net Cash (Used) By Investing Activities                               (1,985,134)       (230,194)       (863,793)
                                                                               -----------     -----------     -----------
Cash Flows From Financing Activities:
 Proceeds from borrowing                                                         1,000,000       4,000,000              --
 Principal payments on notes payable                                              (870,546)       (381,307)       (343,184)
 Issuance of common stock                                                        3,771,783       3,672,054       2,032,897
 Issuance of preferred stock                                                            --       2,000,000              --
 Offering costs incurred                                                                --        (155,231)             --
 Debt issuance costs incurred                                                           --        (310,462)        (11,733)
 Dividend distribution of subsidiary                                              (814,499)       (183,037)             --
 Capital contribution of minority interest                                       2,000,000              --              --
 Dividends paid on preferred stock                                                 (12,005)       (138,466)             --
                                                                               -----------     -----------     -----------
          Net Cash Provided By Financing Activities                              5,074,733       8,503,551       1,677,980
                                                                               -----------     -----------     -----------

          Net Increase (Decrease) in Cash and Cash Equivalents                  (2,109,871)      5,077,223      (3,090,061)

          Cash and Cash Equivalents at Beginning of Year                         5,595,075         517,852       3,607,913
                                                                               -----------     -----------     -----------
          Cash and Cash Equivalents at End of Year                             $ 3,485,204     $ 5,595,075     $   517,852
                                                                               ===========     ===========     ===========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for:
  Interest                                                                     $    64,985     $   509,997     $   392,693
  Income taxes                                                                       8,735             150             150

Supplemental Disclosure of Non-cash Investing and Financing Activities:
  Conversion of convertible notes payable into common stock                    $        --     $ 1,505,972     $ 1,023,990
  Issuance of warrants in connection with financing                                     --       1,091,340              --
  Issuance of common stock to repay senior notes and redeem preferred stock      3,000,000       3,000,000              --
  Issuance of common stock for payment of dividends                                     --         100,000              --

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

    PROPERTY AND EQUIPMENT

    Depreciation of the primary asset classifications is calculated based on the following estimated useful lives using the straight-line method.

          Classification                          Useful Life in Years
          --------------                          --------------------
    Machinery and equipment                              5-30
    Office furniture and equipment                       5
    Leasehold improvements                               5-10

    Depreciation of property and equipment charged to operations was $460,702, $430,223 and $304,277 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    LONG-LIVED ASSETS

    When facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to the projected future cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations.

    SHIPPING AND HANDLING COSTS

    The Company includes shipping and handling costs in cost of sales.

    INCOME TAXES

    Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

    ADVERTISING

    The Company advertises primarily through television, radio and print media. The Company's policy is to expense advertising costs, including production costs, as incurred. Advertising expense was $10,008,274, $1,343,492 and $421,363 for the years ended December 31, 2000, 1999 and 1998, respectively.

    BARTER CREDITS

    The Company records sales under barter transactions at the carrying value of the inventory after reducing the inventory to its net realizable value for any impairment. At the time barter credits are utilized by the Company for advertising, packaging, travel expenses and other purchases an expense is recognized based on the carrying value of the barter credits plus cash paid. The Company recorded the sales under its barter transactions in 1996 and 1997 at a zero value and, therefore, when the barter credits are used by the Company it recognizes an expense only for the cash expended for the items purchased.

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

    The basic and diluted earnings per share are the same since the Company had a net loss in 2000, 1999 and 1998 and the inclusion of stock options and other incremental shares would be antidilutive. Consequently, options, warrants and other incremental shares to purchase 945,310, 1,540,168 and 1,554,968 shares of common stock at December 31, 2000, 1999 and 1998, respectively were excluded from the computation of diluted earnings per share.

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

    RECENTLY ISSUED ACCOUNTING STANDARDS

    The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that its revenue recognition practices are in conformity with the guidelines in SAB 101, as revised.

    In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 44, Accounting for Certain Transactions involving Stock Compensation, which clarifies the application of APB 25 for certain issues. The interpretation is effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which are effective after December 15, 1998. FIN 44 provides clarification of certain issues, such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 had no impact on the Company's financial statements.

    In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus regarding Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires any shipping and handling costs billed to customers in a sale transaction to be classified as revenue. The Company adopted Issue 00-10 in the fourth quarter of 2000. The Company restated its 1998 and 1999 financial statements to conform to the financial statement presentation in 2000.

    RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform with the current period presentation.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  RESTRICTED CASH

    Cash of $1,187,114 and $270,878 at December 31, 2000 and 1999, respectively, was held as collateral by a bank for letters of credit issued to a vendor of the Company's advertising campaign, a lender and the lessor of the Company's manufacturing and warehouse facilities.

3.  INVENTORIES

    Inventories consist of the following:

                                                       2000             1999
                                                    ----------       ----------
    Raw materials and packaging                     $1,816,922       $1,140,713
    Work in process                                    159,516          541,886
    Finished goods                                   1,080,344          284,220
                                                    ----------       ----------
       Total                                        $3,056,782       $1,966,819
                                                    ==========       ==========

4. NOTES PAYABLE

                                                                           2000              1999
                                                                           ----              ----
     BANK
     $1,000,000  line of credit  due in 2001 with  interest  at 3%
     above prime (or 9.5% at December 31, 2000), collateralized by
     Gel Tech, L.L.C.'s accounts receivable,  inventory,  property and equipment and intangible assets.  Advances under the line of credit are  limited to 50% of Gel Tech,  L.L.C's  eligible accounts  receivable  plus cash on deposit with the bank. The loan also  contains  various  financial  covenants  regarding liquidity  percentages and Gel Tech,  L.L.C.  must maintain a profit on a  quarterly  basis.  The bank has  waived  the net income  covenant of Gel Tech,  L.L.C. on a quarterly basis in
     2000.
                                                                        $1,000,000        $       --
                                                                        ==========        ==========

5.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                           2000              1999
                                                                           ----              ----
     FINANCIAL INSTITUTIONS AND OTHER
     9.73% installment note due in 2001 with monthly principal and interest payments of $39,550, collateralized by machinery and equipment and a $250,000 letter of credit.
                                                                        $       --        $  859,397
     OBLIGATIONS UNDER CAPITAL LEASES
     9.4% installment notes due in 2001 with monthly principal and
     interest payments of $1,000, collateralized by equipment.               2,956            14,105

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  LONG-TERM DEBT (CONTINUED)

    SENIOR NOTES
    8% senior notes due in 2001 with interest payable  quarterly.
    One half of the notes  must be repaid  within one year with a
    10% prepayment  penalty,  collateralized by substantially all assets of the  Company  and the notes may be repaid in shares of the Company's  common stock.  Any  repayments of the notes must be accompanied by a redemption of the Series A preferred stock on a prorata  basis of two  thirds  notes and one third preferred  stock (Note 7). The notes are subject to financial covenants  regarding net revenue,  EBITDA,  and cash balances with all covenants  calculated  on the  Company's  operations excluding its majority owned  subsidiary.  The Company was in default on the EBITDA  covenant at  December  31,  1999.  The
    Company  repaid the entire amount of the notes in January and
    February 2000 through the issuance of common stock.                         --         2,000,000

    Less debt discount                                                          --          (212,500)
                                                                        ----------        ----------

    Net Senior Notes                                                            --         1,787,500
                                                                        ----------        ----------

    Total Long-Term Debt                                                     2,956         2,661,002

    Less current portion of long-term debt                                  (2,956)         (420,043)
                                                                        ----------        ----------

    Long-Term Debt                                                      $       --        $2,240,959
                                                                        ==========        ==========

    Installments due on debt principal, including the capital leases, at December 31, 2000 are as follows:

             Year Ending
             December 31,
             ------------
                 2001                  $2,956
                                       ------

                 Total                 $2,956
                                       ======

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  INCOME TAXES

    The components of the provision for income taxes are as follows:

                                                   2000        1999        1998
                                                   ----        ----        ----
    Current:
    Federal                                        $ --        $ --        $ --
    State                                            --          --          --
                                                   ----        ----        ----
      Total                                          --          --          --
                                                   ----        ----        ----
    Deferred:
    Federal                                          --          --          --
    State                                            --          --          --
                                                   ----        ----        ----
      Total                                          --          --          --
                                                   ----        ----        ----

    Total Provision For Income Taxes               $ --        $ --        $ --
                                                   ====        ====        ====

    The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

                                                    2000       1999       1998
                                                    ----       ----       ----

    Federal statutory rate                           (34)%      (34)%      (34)%
    State income taxes, net of federal benefits       (5)        (5)        (5)
    Valuation allowance                               39         39         39
                                                    ----       ----       ----

    Total                                             --%        --%        --%
                                                    ====       ====       ====

    The following is a reconciliation of the provision for income taxes to income before provision for income taxes computed at the federal statutory rate of 34%.

                                                         2000             1999              1998
                                                         ----             ----              ----
    Income taxes at the federal statutory rate       $(2,445,400)      $(263,031)      $(2,128,881)
    State income taxes, net of federal benefits         (359,618)        (38,681)         (330,603)
    Nondeductible expenses                                 4,465           3,836             8,864
    Valuation allowance                                2,800,553         297,876         2,450,620
                                                     -----------       ---------       -----------

    Total                                            $        --       $      --       $        --
                                                     ===========       =========       ===========

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Significant components of deferred income taxes as of December 31, 2000 and 1999 are as follows:

                                                      2000             1999
                                                  ------------     ------------
    Net operating loss carryforward               $ 15,917,800     $ 10,521,400
    Reserve for bad debts                              116,900           10,700
    Reserve for obsolete inventory                       4,800               --
                                                  ------------     ------------

    Total deferred tax asset                        16,039,500       10,532,100
                                                  ------------     ------------

    Depreciation                                      (580,600)        (496,400)
    Stock option compensation                       (5,983,600)      (3,577,600)
    Other                                               (5,800)          (5,700)
                                                  ------------     ------------
    Total deferred tax liability                    (6,570,000)      (4,079,700)
    Less valuation allowance                        (9,469,500)      (6,452,400)
                                                  ------------     ------------

    Net Deferred Tax Asset                        $         --     $         --
                                                  ============     ============

    The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $9,469,500 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $3,017,100. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

    At December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $38,000,000. Such carryforwards expire in the years 2011 through 2020 and 2001 through 2005 for federal and state purposes, respectively.

7.  PREFERRED STOCK

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

    In June 1999, the Company designated a new class of preferred stock "Series A Preferred Stock" and the number of shares constituting such series is 2,000 shares with no par value. The new series was authorized in connection with a Securities Purchase Agreement for the sale of $4,000,000 of senior notes (Note 5) and $2,000,000 of Series A preferred stock. Each preferred share shall bear dividends at a rate of 14% per year, which shall be cumulative, and are payable on a quarterly basis. Upon the second anniversary of the issuance date (June 2, 2001) each preferred share will automatically convert into shares of common stock by dividing the stated value of the preferred shares ($1,000) by 80% of the average of the closing bid price of the Company's common stock for the 20 days preceding such date. Until all of the preferred shares have been converted into common stock or redeemed, the Company may not declare or pay any cash dividends on its common stock without the written consent of at least two thirds of the

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. PREFERRED STOCK (CONTINUED)

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

8.  STOCK OPTIONS AND WARRANTS

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

    The following table contains information on the stock options under the Company's Plan for the years ended December 31, 1998, 1999 and 2000. The outstanding agreements expire from February 2001 to September 2004.

                                                   Number of    Weighted Average
                                                     Shares      Exercise Price
                                                     ------      --------------
    Options outstanding at December 31, 1997       1,684,000         $ 6.18
      Granted                                        912,000           5.79
      Exercised                                     (600,250)          2.78
      Cancelled                                   (1,298,750)          7.65
                                                  ----------         ------

    Options outstanding at December 31, 1998         697,000           5.86
     Granted                                         315,000          11.90
     Exercised                                      (333,500)          5.62
     Cancelled                                       (14,000)          5.63
                                                  ----------         ------

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  STOCK OPTIONS AND WARRANTS (CONTINUED)

    STOCK OPTION PLAN (CONTINUED)

    Options outstanding at December 31, 1999             664,500        $ 8.85
     Granted                                             120,000         13.40
     Exercised                                          (148,000)         5.63
     Cancelled                                           (45,000)        12.00
                                                        --------        ------

    Options outstanding at December 31, 2000             591,500        $10.34
                                                        ========        ======

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

    OTHER STOCK OPTIONS

    The  Company  has  granted   non-qualified  stock  options  to  consultants,
    distributors and other individuals. The outstanding agreements expire from June 2001 to September 2004.

    The following table contains information on all of the Company's non-plan stock options for the years ended December 31, 1998, 1999 and 2000.

                                                   Number of    Weighted Average
                                                     Shares      Exercise Price
                                                     ------      --------------
    Options outstanding at December 31, 1997        280,000          $ 2.85
      Granted                                        25,000           11.44
      Exercised                                    (180,000)           1.80
      Cancelled                                          --              --
                                                   --------          ------

    Options outstanding at December 31, 1998        125,000            6.09
      Granted                                       215,000            9.63
      Exercised                                    (100,000)           4.75
      Cancelled                                          --              --
                                                   --------          ------

    Options outstanding at December 31, 1999        240,000            9.82
      Granted                                        20,000           14.31
      Exercised                                     (77,314)           9.91
      Cancelled                                      (5,900)           9.61
                                                   --------          ------

    Options outstanding at December 31, 2000        176,786          $10.12
                                                   ========          ======

    PROFORMA DISCLOSURES

    The Company has adopted SFAS No. 123. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  STOCK OPTIONS AND WARRANTS (CONTINUED)

    PROFORMA DISCLOSURES (CONTINUED)

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

                                                                2000              1999              1998
                                                             -----------       -----------       -----------
     Net income (loss) applicable to common shareholders:
       As reported                                           $(7,212,944)      $(1,012,087)      $(6,261,416)
       Pro forma                                             $(8,724,944)      $(1,654,447)      $(7,299,820)

     Net income (loss) per share of common stock:
       As reported                                           $      (.81)      $      (.14)      $      (.97)
       Pro forma                                             $      (.98)      $      (.22)      $     (1.14)

    These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2000, 1999 and 1998.

                                          2000            1999          1998
                                        -------         -------       -------
    Risk-free interest rate                6.19%           5.90%         5.45%
    Expected life                       2.16 years      3 years       2 years
    Expected volatility                   69.96%           63.1%        61.82%
    Expected dividend yield                   0%              0%            0%

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

    The weighted average fair value price of options granted was $5.72, $5.56 and $1.56 in 2000, 1999 and 1998, respectively.

    The following table summarizes information about stock-based compensation plans outstanding at December 31, 2000:

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  STOCK OPTIONS AND WARRANTS (CONTINUED)

    Options Outstanding and Exercisable by Price Range as of December 31, 2000:

                              Options Outstanding                  Options Exercisable
                    ---------------------------------------     ------------------------
                                     Weighted
                                     Average       Weighted                     Weighted
      Range of                      Remaining      Average                      Average
      Exercise         Number       Contractual    Exercise        Number       Exercise
       Prices       Outstanding     Life-Years      Price       Exercisable      Price
       ------       -----------     ----------      -----       -----------      -----
    $ 5.50- 6.88      181,500           .22         $ 5.90        181,500        $ 5.90
    $11.72-16.13      410,000          2.46         $12.31        312,000        $12.30
    ------------      -------          ----         ------        -------        ------

    $ 5.50-16.13      591,500          1.78         $10.34        493,500        $ 9.95
    ============      =======          ====         ======        =======        ======

    COMPENSATION EXPENSE

    The Company recorded compensation expense of $123,933, $64,275 and $2,249,362 for the years ended December 31, 2000, 1999 and 1998, respectively for the value of certain options granted to non-employees of the Company and for the extension of options previously granted to an Officer and Director of the Company. The valuation of the options and warrants granted to employees is based on the difference between the exercise price and the market value of the stock on the measurement date. The valuation of the options granted to non-employees is estimated using the Black-Scholes option pricing model.

    UNDERWRITER'S WARRANTS

    In connection with the Company's Initial Public Offering in 1996 the Company issued to the Underwriter, warrants to purchase up to 40,000 units of the Company's securities for $24.75 per unit. Each warrant is exercisable to purchase three shares of common stock and one redeemable common stock purchase warrant which is exercisable to purchase one share of common stock at $7.50 per share at anytime until April 24, 2001. The Underwriter's warrant is exercisable at anytime until April 24, 2001.

    In 2000, 1999 and 1998,  11,526,  16,825,  and 1,428,  respectively,  of the
    Underwriter's warrants were exercised and 7,391 are outstanding as of December 31, 2000.

    FINANCING WARRANTS

    In connection with the Company's Securities Purchase Agreement for the sale of senior notes and Series A preferred stock, the Company issued warrants to the lenders. The Company issued a total of 300,000 common stock purchase warrants. Each warrant is exercisable to purchase one share of the Company's common stock at $12.44 per share at anytime until June 1, 2002. In 2000, 212,540 warrants were exercised and 87,460 warrants are outstanding as of December 31, 2000.

    The Company also issued a total of 60,000 common stock purchase warrants as a finders fee in connection with the financing. Each warrant is exercisable to purchase one share of the Company's common stock, 30,000 at $11.70 per share through June 1, 2002 and 30,000 at $15.00 per share through June 1, 2004. All of the warrants are outstanding at December 31, 2000.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company leases its office and packaging facilities, manufacturing and warehouse facilities and certain equipment under long-term leasing arrangements. The Company's manufacturing and warehouse facilities lease contains two three-year renewal options. In addition, the Company's office and packaging facilities contains a five year renewal option. The following is a schedule of future minimum lease payments at December 31, 2000 under the Company's capital leases (together with the present value of minimum lease payments) and operating leases that have initial or remaining noncancellable lease terms in excess of one year:

      Year Ending                          Capital
      December 31,                         Leases      Facilities        Total
      ------------                         ------      ----------        -----
       2001                                $ 3,001     $  287,310     $  290,311
       2002                                     --        303,426        303,426
       2003                                     --        252,383        252,383
       2004                                     --        145,188        145,188
       2005                                     --        133,089        133,089
                                           -------     ----------     ----------

     Total Minimum Lease Payments            3,001     $1,121,396     $1,124,397
                                                       ==========     ==========

     Less amount representing interest         (45)
                                           -------
     Present Value of Net Minimum
     Lease Payments                        $ 2,956
                                           =======

    Rental expense charged to operations was $330,134, $323,173 and $193,152 for the years ended December 31, 2000, 1999 and 1998, respectively.

    Leased equipment under capital leases as of December 31, 2000 and 1999 is as follows:

                                                           2000          1999
                                                         --------      --------
     Equipment                                           $ 47,727      $ 47,727
     Less accumulated depreciation                        (45,341)      (35,795)
                                                         --------      --------

     Net Property and Equipment Under Capital Leases     $  2,386      $ 11,932
                                                         ========      ========

    MINORITY INTEREST

    The Company has an option to purchase the 40% minority interest in Gel Tech at the Company's sole discretion. If the Company exercises its option, the Company shall pay cash, issue shares of the Company's common stock, or pay a combination of cash and the Company's common stock in exchange for the minority interest in Gel Tech. The fair market value of the consideration to be issued shall be equal to the fair market value of the minority interest in Gel Tech at the time the Company exercises its option.

    LITIGATION

    On November 9, 1999, The Quigley Corporation ("Quigley") commenced a civil action against the Company in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that Zicam(TM) Cold Remedy infringes on a patent licensed to Quigley. The complaint seeks compensatory damages and injunctive relief.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    LITIGATION (CONTINUED)

    In a ruling on April 20, 2000, the judge in the case denied a motion for preliminary injunctive relief. In an amended order on May 12, 2000, the judge certified three issues of law for immediate appeal to The United States Court of Appeals for the Federal circuit. An appeal by the Company based on those three issues is currently pending before the United States Court of Appeals for the Federal circuit. The Federal District Court restored the case to its active docket even though the proceedings relating to that petition are still pending in the Court of Appeals. If found liable at trial, the Company may be enjoined from making and selling Zicam(TM) Cold Remedy until Quigley's patent expires in March 2002, unless any such injunction is pending appeal. In addition, the Company would be liable for damages adequate to compensate for the alleged infringement, which in no event would be less than a reasonable royalty. The Company denies the allegations of the complaint.

10. RELATED PARTY TRANSACTIONS

    In 1998, two former officers and directors of the Company repaid notes they owed to the Company of $250,000 plus $48,770 of accrued interest. In addition, the Company wrote off two notes receivable in the amount of $145,017, which included $24,344 of accrued interest, in connection with the termination of two former officers of the Company.

    In 2000, the Company loaned $200,000 to its former Chairman of the Board and $150,000 to the Company's President. The notes included interest at 10% per annum. The Company wrote off the note receivable from its former Chairman of the Board of $209,753, which included $9,753 of accrued interest. The $150,000 note receivable from the Company's President is due in December 2001.

11. EMPLOYEE BENEFIT PLAN

    Effective September 1, 1997, the Company adopted a Simple Retirement Account Plan for employees. The Company shall make a matching contribution for each employee in an amount equal to each employees Salary Reduction Contributions for the Plan year of up to 3% of the employees compensation for the Plan year. The Company made matching contributions of $31,198, $28,250 and $33,353 for the years ended December 31, 2000, 1999 and 1998, respectively. Each employee shall be fully vested at all times in his contribution and the Company's matching contributions.

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

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS (CONTINUED)

    Sales to major customers, which comprised 10% or more of net sales, for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                 2000      1999      1998
                                 ----      ----      ----
     Customer A                    *         *       23.5%
     Customer B                    *         *       37.9%
     Customer C                    *      10.0%         *
     Customer D                 13.0%        *          *

     * Less than 10%

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 2000 and 1999:

                                              2000                          1999
                                    -------------------------     -------------------------
                                     Carrying       Estimated      Carrying      Estimated
                                      Amount       Fair Value       Amount       Fair Value
                                      ------       ----------       ------       ----------
     Financial Assets:
       Cash and cash equivalents    $3,485,204     $3,485,204     $5,595,075     $5,595,075
       Restricted cash               1,187,114      1,187,114        270,878        270,878
     Financial Liabilities:
       Notes payable                 1,000,000      1,000,000             --             --
       Long-term debt                    2,956          2,956      2,661,002      2,661,002

    The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments. The fair value of notes payable and long-term debt, including the current portion, approximates fair value because of the market rate of interest on the notes payable and long-term debt and the interest rate implicit in the obligations under the capital leases.

14. SEGMENT INFORMATION

    Segment information has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company's operating segments are organized on the basis of products and include gum products and nasal gel cold and allergy remedies. The gum products include gum products for private label customers as well as products marketed under the Company's brand. The nasal gel cold and allergy remedies currently consists of two products, Zicam(TM) Cold Remedy and Zicam(TM) Allergy Relief. There are no significant intersegment transactions. The table below contains information utilized by management to evaluate its operating segments.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14. SEGMENT INFORMATION (CONTINUED)

                                                                   2000
                                             ------------------------------------------------
                                             Gum Products         Zicam          Consolidated
                                             ------------         -----          ------------
     Net sales                               $  2,560,603      $ 10,817,286      $ 13,377,889
     Income (loss) before provision for
      income taxes and minority interest       (3,347,899)       (6,511,620)       (9,859,519)
     Interest income                              174,193           100,032           274,225
     Interest expense                            (409,971)          (48,489)         (458,460)
     Depreciation                                 452,946             7,756           460,702
     Total assets                               8,917,080         8,063,824        16,980,904

                                                                   1999
                                             ------------------------------------------------
                                             Gum Products         Zicam          Consolidated
                                             ------------         -----          ------------
     Net sales                               $  5,993,093      $  9,593,447      $ 15,586,540
     Income (loss) before provision for
      income taxes and minority interest       (2,834,797)        3,435,293           600,496
     Interest income                               73,136            50,428           123,564
     Interest expense                          (1,311,792)               --        (1,311,792)
     Depreciation                                 425,484             4,739           430,223
     Total assets                              10,209,095         9,818,819        20,027,914

    The 1998 operations consisted of one operating segment, gum products. Sales and operations of Zicam did not commence until January 1999.

15. JOINT DEVELOPMENT AGREEMENT

    In November  1999,  the Company  entered  into a one year Joint  Development
    Agreement with The Procter & Gamble Company ("P&G") for potentially developing new products. In November 2000, the Company entered into an agreement for the extension of the Joint Development Agreement with P&G through February 2001. The Company received $1,625,000 from P&G as consideration for extending the agreement. The $1,625,000 is included in other income for the year ended December 31, 2000.

16. JOINT VENTURE AGREEMENT

    The Company entered into a letter of intent with Swedish Match AB ("SM") to form a joint venture for the purpose of developing, manufacturing, marketing and distributing non tobacco nicotine products. The Board of Directors of the joint venture consists of four members: two members designated by SM, one of which acts as chairman, and two members designated by the Company. SM will make a cash commitment of $10,000,000 to the joint venture of which $3,500,000 will be funded at the closing of the formation of the joint venture and the remainder will be funded on an as needed basis, and in exchange SM will receive a 51% interest in the joint venture. The Company contributed intellectual property relating to its non tobacco nicotine gum products to the joint venture and received a 49% interest in the joint venture.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. SUBSEQUENT EVENTS

    SALE OF GUM OPERATIONS

    On January 17, 2001, the Company entered into a letter of intent for the sale of selected assets of the Company's gum operations to Wm. Wrigley Jr. Company ("Wrigley") for approximately $25,000,000 in cash. The assets to be sold consist of substantially all of the assets of the gum operations excluding cash and accounts receivable. The letter of intent also provides for certain royalty payments and earnout provisions. The final terms of the sale are subject to a definitive Asset Purchase Agreement which is expected to be completed in March 2001. The sale will be subject to approval of the Company's shareholders and closing will occur after shareholder approval is obtained.