Form 10-K405/A
period 2000-12-31
GUMTECH INTERNATIONAL INC \UT\
filed 2001-04-30
CIK 1006195

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                   FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-27646


                          GUM TECH INTERNATIONAL, INC.
                       (Name of registrant in its charter)


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

                            No Par Value Common Stock

                             Nasdaq National Market

     Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 27, 2001, 9,226,251 shares of the Registrant's Common Stock were outstanding. As of April 27, 2001, the market value of the Registrant's Common Stock, excluding shares held by affiliates, was approximately $82.6 million.

                                     PART I

ITEM 1. INFORMATION CONCERNING DIRECTORS, NOMINEES, AND EXECUTIVE OFFICERS

     The following sets forth certain information with respect to Directors and executive officers of the Company.

          NAME              AGE      POSITION WITH COMPANY AND TENURE
          ----              ---      --------------------------------

     Gary S. Kehoe          42       President since 1998 and Chief Operating
                                     Officer and Director since 1995

     William D. Boone       52       Director since 1998

     Edward E. Faber        68       Chairman of the Board since April 2001
                                     and Director since 2000

     William J. Hemelt      47       Executive Vice President, Operations
                                     since April 2001 and Chief Financial
                                     Officer, Secretary and Treasurer since 1998

     Edward J. Walsh        69       Director since 2000

     William A. Yuan        39       Director since 1998

     Michael A. Zeher       54       Director since 2000

     Gary S. Kehoe joined Gum Tech in 1995 as Chief Operating Officer and a Director. He was responsible for construction and start-up of our manufacturing facility and research and development of gum products. In February 1998, the Board of Directors elected Mr. Kehoe as our President. Prior to joining Gum Tech, Mr. Kehoe was employed by Planters/LifeSavers, a division of Nabisco Food Group, in various capacities, including Senior Food Technologist, where he was responsible for functional and nutriceutical products in the confectionery division. He developed or co-developed several new technologies, processes, and products involving CareFree, Bubble Yum, Fruit Stripe, and Beech Nut chewing gums and is listed as inventor or co-inventor on 22 U.S. patents filed by Nabisco and Gum Tech. If Wm Wrigley Jr. Company acquires the Company's gum operations as contemplated by the Asset Purchase Agreement filed as an exhibit to the Company's Form 10-K filed on April 2, 2001, it is contemplated that Mr. Kehoe will resign as an officer and Director of the Company and that he will become an employee of Wrigley.

     William D. Boone was elected to the Board of Directors in February 1998, and served as a manufacturing consultant to Gum Tech in early 1998. Mr. Boone has 30 years experience in small business management and sales growth, including co-founding and co-managing Trade Printers, Inc., a Phoenix-based wholesale printing manufacturer, which he subsequently sold.

     Edward E. Faber has been a Director since September 2000 and is currently Chairman of the Board of Directors. Mr. Faber currently serves as Vice Chairman for Cotelligent Inc. (a NYSE company) and on the boards of EmployeeServices.com, Phoenix Leasing Inc., and OBCTV.com. Previously, Mr. Faber was President and Chief Executive Officer of SuperCuts, Inc., and the founding President and subsequently Chairman and Chief Executive Officer of Computerland Corporation. Mr. Faber also was Vice Chairman and Chief Executive Officer of Dataphaz, Computerland's largest franchise operator.

     William J. Hemelt joined Gum Tech in June 1998 as Chief Financial Officer, Treasurer, and Secretary and assumed additional responsibilities as Executive Vice President, Operations in April 2001. From 1980 to 1997, Mr. Hemelt held a variety of financial positions with Arizona Public Service Company, Arizona's largest utility, including 6 years as Treasurer and 4 years as Controller.

     Mr. Walsh has been a Director since September 2000 and currently is the President of Sparta Group Lt., a business consulting firm located in Arizona, and serves on several boards, including Guest Supply Inc., Nortrust of Arizona Holding Corporation, and the WD-40 Company. Mr. Walsh previously served as President and Chief Executive Officer of Dial Corporation and as President and Chief Executive Officer of Armour International.

     William A. Yuan has been a Director since 1998. Mr. Yuan is President and Chief Executive Officer of Reliance Management, LLC. From 1985 until 1996, Mr. Yuan was employed by Merrill Lynch and Salomon Smith Barney in various positions.

     Mr. Zeher has been a Director since September 2000 and currently is President and Chief Executive Officer of Lander Company, Inc. - Ranir Corporation, responsible for total worldwide operations and various business segments. Previously, Mr. Zeher was Vice President, Business Development for Johnson & Johnson and responsible for North American Consumer Sector business. He also held various sales and marketing positions with Johnson & Johnson over his 20-year employment with that company.

     Bruce A. Jorgenson, M.D. and W. Brown Russell resigned from the Board of Directors effective February 17, 2000 and September 30, 2000, respectively. Kenneth Waters, a consultant to the Company, was elected to the Board of Directors on November 1, 2000 and resigned from the Board on April 10, 2001.

     All Directors' terms are on an annual basis.

MEETINGS OF THE BOARD OF DIRECTORS

     During the fiscal year ended December 31, 2000, the Board of Directors held 16 meetings, either in person or by consent resolution. All Directors attended or participated in at least 75% of those meetings and the total number of meetings held by all committees of the Board on which they served, except for Mr. Zeher who attended 60% of such meetings.

AUDIT COMMITTEE

     The Audit Committee of the Board at the end of 2000 consisted of Edward Walsh (Chairman), Edward Faber and Ken Waters. The functions of the Audit Committee are to receive reports with respect to loss contingencies, the public disclosure or financial statement notation of which may be legally required; annually review and examine those matters that relate to a financial and performance audit of our employee plans; recommend to our Board of Directors the selection, retention, and termination of our independent accountants; review the professional services, proposed fees and independence of such accountants; and provide for the periodic review and examination of management performance in selected aspects of corporate responsibility. The Audit Committee did not meet in 2000.

COMPENSATION COMMITTEE

     The Compensation Committee of the Board at the end of 2000 consisted of Edward Faber (Chairman), William Boone and William Yuan. The functions of the Compensation Committee are to review annually the performance of the President and of the other principal officers whose compensation is subject to the review and recommendation by the Compensation Committee. Additionally, the Compensation Committee reviews compensation of outside directors for service on the Board and for service on committees of the Board, and the level and extent of applicable benefits we provide with respect to insurance, health and medical coverage, stock options and other benefits. The Compensation Committee held one meeting during fiscal 2000.

DIRECTOR COMPENSATION

     The Company's non-employee Directors receive $3,000 per quarter for service on the Board and $1,000 per quarter for service on any of the Company's committees or as Company representative on any board or management committee of the Company's joint ventures. In addition, the Chairman of the Board or any committee receives an additional $500 per quarter for service in that capacity. Each Board member was granted 10,000 options upon his election to the Board.

     Mr. Faber was elected Chairman of the Board in April 2001. He will receive $5,000 per month as compensation for consulting services in a variety of operational areas and was granted 10,000 options upon his election as Chairman. This compensation is in lieu of the standard board compensation outlined above.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exhange Act") requires Gum Tech's officers and directors, and persons who own more than ten percent of a registered class of Gum Tech's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). These officers, directors and shareholders are required by SEC regulation to furnish Gum Tech with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no forms were required for such persons, Gum Tech believes that during the fiscal year ended December 31, 2000, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 2.  EXECUTIVE COMPENSATION

     The following table discloses, for the years ended December 31, 1998, 1999, and 2000, certain compensation paid to the Company's Chief Executive Officer, and to each other executive officer whose total compensation in 2000 exceeded $100,000. No other executive officer of the Company at December 31, 2000 earned more than $100,000 in annual compensation during the fiscal year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                     LONG TERM COMPENSATION
                                                                    -------------------------
                                        ANNUAL COMPENSATION                  AWARDS              PAYOUTS
                                ----------------------------------  -------------------------    -------
                                                                    RESTRICTED    SECURITIES
NAME AND PRINCIPAL                                    OTHER ANNUAL    STOCK       UNDERLYING      LTIP        ALL OTHER
POSITION                YEAR      SALARY    BONUS     COMPENSATION   AWARD(S)     OPTIONS/SARS   PAYOUTS   COMPENSATION(1)
--------                ----      ------    -----     ------------   --------     ------------   -------   ---------------
Gary S. Kehoe           2000    $150,000   $     0        $  0          0             9,000       $  0        $  4,500
President and Chief     1999    $132,292   $50,000        $  0          0            80,000       $  0        $  3,965
 Operating Officer      1998    $ 95,000   $30,000(2)     $  0          0           188,000(3)    $  0        $  2,847

William J. Hemelt       2000    $100,000   $     0        $  0          0             9,000       $  0        $  3,000
Executive Vice          1999    $100,000   $     0        $  0          0            24,000       $  0        $  3,000
President and Chief     1998    $ 58,333   $     0        $  0          0            50,000       $  0        $  1,750
Financial Officer

W. Brown Russell        2000    $100,000   $     0        $  0          0             9,000       $  0        $215,962(4)
Former Chairman of      1999    $ 96,667   $     0        $  0          0            60,000       $  0        $  2,821
the Board               1998    $ 44,000   $     0        $  0          0            70,000       $  0        $      0

----------
(1) Includes matching contributions under our SRA/IRA defined contribution program.
(2)  Includes $10,000 that was accrued in 1998 but paid in 1999.
(3) Represents options originally granted in prior years that were repriced in April 1998 to $5.625 per share, equal to the fair market value on the date of repricing. In accordance with SEC rules, these options are reported as options granted during the fiscal year 1998 as a result of the repricing.
(4) Includes the principal amount of and accrued interest on a loan to Mr. Russell that was forgiven in conjunction with his severance and consulting agreements.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table provides information on option grants during the year ended December 31, 2000 to the named executive officers:

                                 PERCENT OF
                   NUMBER OF    TOTAL OPTIONS/
                   SECURITIES    SARS GRANTED
                   UNDERLYING   TO EMPLOYEES   EXERCISE               GRANT DATE
                  OPTIONS/SARS   IN FISCAL      PRICE      EXPIRATION   PRESENT
NAME                GRANTED       YEAR (1)    (PER SHARE)     DATE      VALUE(1)
----                -------       --------    -----------     ----      --------
Gary S. Kehoe        9,000          17%         $13.125      7/27/03    $50,148
William J. Hemelt    9,000          17%         $13.125      7/27/03    $50,148
W. Brown Russell     9,000          17%         $13.125      7/27/03    $50,148

----------
(1) The grant date present values per option share were derived using the Black-Scholes option pricing model in accordance with SEC rules and regulations and are not intended to forecast future appreciation of our stock price. The options granted on July 27, 2000 had a grant date present value of $5.572 per option. The Black-Scholes model was used with the following assumptions: volatility of 69.96% based on a historical weekly average; dividend yield of 0%; risk-free interest of 6.31% based on a U.S. Treasury rate of three years; and a two year option life.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES

     The following table provides information on the value realized by the exercise of options by the named executive officers during 2000 and the value of the named executive officer's unexercised options at December 31, 2000.

                                               NUMBER OF SECURITIES
                                              UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                     SHARES                      OPTIONS/SARS AT            IN-THE-MONEY OPTIONS/
                    ACQUIRED                     FISCAL YEAR-END           SARS AT FISCAL YEAR-END
                       ON         VALUE    ---------------------------   ---------------------------
     NAME           EXERCISE    REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
     ----           --------    --------   -----------   -------------   -----------   -------------
Gary S. Kehoe        88,000     $698,696      66,500        22,500         $     0         $  0
William J. Hemelt     3,000     $ 54,291      54,000         8,000         $36,250         $  0
W. Brown Russell          0     $      0     116,500        12,500         $45,000         $  0

ITEM 3. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth information, as of April 24, 2001, with respect to the number of shares of Gum Tech's Common Stock beneficially owned by the named executive officers, by individual directors, by all directors and officers as a group, and by persons known by Gum Tech to beneficially own more than 5% its outstanding Common Stock. The address of all persons (unless otherwise noted in the footnotes below) is in care of Gum Tech at 246 E. Watkins Street, Phoenix, Arizona 85004. The indicated percentages are based upon the number of shares of Common Stock outstanding as of April 24, 2001, plus, where applicable, the number of shares that the indicated person or group had a right to acquire within 60 days of that date.

NAME OF BENEFICIAL                     NUMBER OF            PERCENT OF COMMON
OWNER AND ADDRESS                       SHARES                 STOCK OWNED
-----------------                       ------                 -----------
Gary S. Kehoe(1)                        242,900                    2.6%
William D. Boone(2)                      85,200                    0.9%
Edward E. Faber (3)                      15,000                    0.2%
William J. Hemelt (4)                    78,000                    0.8%
W. Brown Russell, III(5)                 69,000                    0.7%
Edward J. Walsh(6)                        5,000                    0.1%
William A. Yuan(7)                       20,071                    0.2%
Michael A. Zeher(8)                       5,000                    0.1%
All named individuals
 as a group (8 persons)                 520,171                    5.5%

----------
(1) Includes options to purchase 70,000 shares at $11.75, 10,000 shares at $12.5625 and 9,000 shares at $13.3125.
(2) Includes options to purchase 10,000 shares at $12.5625 and 5,000 shares at $13.3125.
(3) Includes options to purchase 5,000 shares at $14.3125 and 10,000 shares at $9.00.
(4) Includes options to purchase 29,000 shares at $5.50, 16,000 shares at $12.5625 and 9,000 shares at $13.3125.
(5) Includes options to purchase 50,000 shares at $11.75 per share, 9,000 shares at $13.3125 and 10,000 shares at $12.5625.
(6)  Includes options to purchase 5,000 shares at $14.3125.
(7) Includes options to purchase 10,000 shares at $12.5625 and 10,000 shares at $13.3125.
(8)  Includes options to purchase 5,000 shares at $14.3125.

ITEM 4. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June 2000, Gum Tech entered into a five year consulting agreement with Mr. Kehoe, its President and Chief Operating Officer and a member of its Board of Directors. The agreement is designed primarily to ensure continuation of Mr. Kehoe's research and development services, as required by Gum Tech's agreement with Swedish Match, in the event of his termination of employment with Gum Tech. As principal consideration for his services under the agreement, which is effective only upon his termination of employment from Gum Tech, Mr. Kehoe will be entitled to receive $12,500 per month and five percent (5%) of the net income realized by Gum Tech from the joint venture with Swedish Match.

     Separately, in December 2000, the Company agreed to loan Mr. Kehoe $150,000. The loan is to be repaid with 10% interest on December 20, 2001. The Company intends to forgive this loan upon the completion of the transaction with Wrigley.

     In connection with Brown Russell's resignation from the Board in September 2000, The Company entered into severance and consulting agreements with Mr. Russell, who previously held the positions of Chairman of the Board and Director of Investor Relations and Legal. Pursuant to these agreements, Mr. Russell continues as a consultant to the Company through the end of September 2001 at a monthly rate of $8,333. In addition, the Company agreed to forgive repayment of an outstanding loan of $200,000 and accrued interest that was due in September 2000.

     In July 2000, the Company awarded an additional 5,000 options to Mr. Yuan, a member of the Board, as compensation for investment banking consulting services.

     Mr. Waters, a consultant to the Company since April 1998, was elected to the Board in November 2000 and resigned from the Board on April 10, 2001. Mr. Waters was paid $10,000 per month during the period he served on the Board. This compensation was in lieu of any compensation that would have been due him for service on the Board. Mr. Waters was also granted options in conjunction with his consulting and board service.