Form 10-Q
period 2001-03-31
GUMTECH INTERNATIONAL INC \UT\
filed 2001-05-15
CIK 1006195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
     (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         Commission File number 0-27646


                          GUM TECH INTERNATIONAL, INC.
                (Name of registrant as specified in its charter)

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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 9,226,251 shares of the registrant's common stock, no par value, outstanding as of May 10, 2001.

                          GUM TECH INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX
                                                                            Page
                                                                            ----
Part I   Financial Information

         Item 1.  Condensed Consolidated Balance Sheet
                  as of March 31, 2001 and December 31, 2000                   1

                  Condensed Consolidated Statements of Operations
                  for the three months ended March 31, 2001 and 2000           3

                  Condensed Consolidated Statements of Cash Flows for
                  the three months ended March 31, 2001 and 2000               4

                  Notes to Condensed Consolidated Financial Statements         5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                7

Part II  Other Information and Signatures

         Item 1.  Legal Proceedings                                           15

         Item 4.  Submission of Matters to a Vote of Security Holders         16

         Signatures                                                           17



         ZICAM IS A TRADEMARK OF GEL TECH LLC.

                          GUM TECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                              March 31, 2001   December 31, 2000
                                              --------------   -----------------
Current Assets:
  Cash and cash equivalents                    $  5,091,176      $  3,485,204
  Restricted cash                                    20,935         1,187,114
  Accounts receivable:
    Trade, net allowance for doubtful
      accounts of $357,537 and $306,835           2,509,162         4,198,731
    Employees                                            --               911
  Inventories                                     2,154,512         3,056,782
  Prepaid expenses and other                         72,678           119,715
  Interest receivable                                 4,110                --
  Note receivable                                   150,000           150,000
                                               ------------      ------------

          Total Current Assets                   10,002,573        12,198,457
                                               ------------      ------------
Property and Equipment, at cost:
  Machinery and equipment                         5,857,076         5,255,308
  Office furniture and equipment                    370,164           350,076
  Leasehold improvements                            595,214           553,288
                                               ------------      ------------

  Total Property and Equipment                    6,822,454         6,158,672

  Less accumulated depreciation                  (2,276,874)       (2,166,093)
                                               ------------      ------------

          Net Property and Equipment              4,545,580         3,992,579
                                               ------------      ------------
Other Assets:
  Deposits and other                                952,307           789,868
                                               ------------      ------------

          Total Other Assets                        952,307           789,868
                                               ------------      ------------

          Total Assets                         $ 15,500,460      $ 16,980,904
                                               ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        March 31, 2001   December 31, 2000
                                                        --------------   -----------------
Current Liabilities:
  Accounts payable and accrued expenses                  $  1,896,509      $  3,780,264
  Customer deposits                                           134,455            64,862
  Sales returns and allowances                                659,283           855,760
  Notes payable                                             1,000,000         1,000,000
  Current portion of long-term debt                                 1             2,956
                                                         ------------      ------------

          Total Current Liabilities                         3,690,248         5,703,842
                                                         ------------      ------------

Long-Term Debt, net of current portion above:
  Obligations under capital leases                                  1             2,956
  Less current portion above                                       (1)           (2,956)
                                                         ------------      ------------

          Total Long-Term Debt                                     --                --
                                                         ------------      ------------

Minority interest in consolidated affiliate                   134,998          (107,547)
                                                         ------------      ------------

Stockholders' Equity:
  Preferred stock: no par value, 1,000,000
    shares authorized: Series A preferred stock,
    $1,000 stated value, 2,000 shares authorized,
    none issued and outstanding                                    --                --
  Common stock: no par value, 20,000,000 shares
    authorized, 9,189,547 and 9,047,047 shares
    issued and outstanding                                 31,314,225        30,459,362
  Additional paid in capital                                3,701,529         3,675,699
  Accumulated deficit                                     (23,340,540)      (22,750,452)
                                                         ------------      ------------

          Total Stockholders' Equity                       11,675,214        11,384,609
                                                         ------------      ------------

          Total Liabilities and Stockholders' Equity     $ 15,500,460      $ 16,980,904
                                                         ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Three months ended March 31,
                                                                  --------------------------------
                                                                      2001                 2000
                                                                  -----------          -----------
Net sales                                                         $ 7,140,419          $ 4,026,980
Cost of sales                                                       2,576,504            2,170,868
                                                                  -----------          -----------

          Gross Profit                                              4,563,915            1,856,112

Operating expenses                                                  4,654,525            5,003,343
Research and development                                              259,404              242,981
                                                                  -----------          -----------

          Income  (Loss) From Operations                             (350,014)          (3,390,212)
                                                                  -----------          -----------
Other Income (Expense):
   Interest and other income                                           27,983               91,645
   Interest expense                                                   (25,512)            (409,426)
                                                                  -----------          -----------

          Total Other Income (Expense)                                  2,471             (317,781)
                                                                  -----------          -----------
Income (Loss) Before Provision For Income Taxes
  and Minority Interest                                              (347,543)          (3,707,993)

Provision for income taxes                                                 --                8,585
Minority interest in earnings (loss) of
  consolidated affiliate                                              242,545           (1,000,420)
                                                                  -----------          -----------

Net Income (Loss)                                                    (590,088)          (2,716,158)

Preferred stock dividends                                                  --               12,005
                                                                  -----------          -----------

Net Income (Loss) Applicable to Common Shareholders               $  (590,088)         $(2,728,163)
                                                                  ===========          ===========
Net Income (Loss) Per Share of Common Stock:
  Basic:
     Weighted Average Number of Common Shares Outstanding           9,094,359            8,704,148
                                                                  ===========          ===========
     Net Income (Loss) Per Share of Common Stock                  $     (0.06)         $     (0.31)
                                                                  ===========          ===========

  Diluted:
     Weighted Average Number of Common Shares Outstanding           9,094,359            8,704,148
                                                                  ===========          ===========
     Net Income (Loss) Per Share of Common Stock                  $     (0.06)         $     (0.31)
                                                                  ===========          ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three months ended March 31,
                                                                           ---------------------------------
                                                                               2001                  2000
                                                                           -----------           -----------
Cash Flows From Operating Activities:
  Net income (loss)                                                        $  (590,088)          $(2,716,158)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation                                                              110,781               113,483
     Amortization                                                                   --               160,659
     Amortization of discount on notes payable                                      --               212,500
     Compensation from issuance of warrants                                     25,830                    --
     Minority interest in earnings of consolidated affiliate                   242,545            (1,000,420)
     Changes in assets and liabilities:
       Restricted cash                                                       1,166,179            (1,763,168)
       Accounts receivable                                                   1,689,569             5,533,002
       Employee receivable                                                      (3,199)               56,237
       Inventories                                                             902,270            (2,080,963)
       Prepaid expenses and other                                               47,037                79,028
       Deposits and other                                                           --              (162,655)
       Accounts payable and accrued expenses                                (1,883,755)            2,517,601
       Sales returns and allowances                                           (196,477)              108,836
       Customer deposits                                                        69,593                99,950
                                                                           -----------           -----------

          Net Cash Provided By Operating Activities                          1,580,285             1,157,932
                                                                           -----------           -----------
Cash Flows From Investing Activities:
  Capital expenditures                                                        (663,782)              (86,787)
  Deposits and other                                                          (162,439)              (11,039)
                                                                           -----------           -----------

          Net Cash (Used) By Financing Activities                             (826,221)              (97,826)
                                                                           -----------           -----------
Cash Flows From Financing Activities:
  Principal payments on notes payable                                           (2,955)             (862,087)
  Issuance of common stock upon exercise of
   options and warrants                                                        854,863             2,568,968
  Dividend distribution of subsidiary                                               --              (145,000)
  Dividends paid on preferred stock                                                 --               (12,005)
                                                                           -----------           -----------

  Net Cash Provided By Financing Activities                                    851,908             1,549,876
                                                                           -----------           -----------

  Net Increase in Cash and Cash Equivalents                                  1,605,972             2,609,982

  Cash and Cash Equivalents at Beginning of Period                           3,485,204             5,595,075
                                                                           -----------           -----------

  Cash and Cash Equivalents at End of Period                               $ 5,091,176           $ 8,205,057
                                                                           ===========           ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                               $    68,612           $    36,268
    Income taxes                                                                    --                    --

Supplemental Disclosure of Non Cash Investing
 and Financing Activities:
  Conversion of notes payable into common stock                            $        --           $ 2,000,000
  Issuance of common stock to redeem preferred stock                       $        --           $ 1,000,000

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of Gum Tech is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2001. It is recommended that this financial information be read with the complete financial statements included in Gum Tech's Annual Report on Form 10-K for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.

2. As of December 31, 1997, Gum Tech adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. Options, warrants and other incremental shares to purchase 812,810 and 1,225,096 shares of common stock at March 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because Gum Tech had a net loss and their effect would be anti-dilutive.

3.   Inventories consisted of the following at March 31, 2001:

          Raw materials and packaging             $1,437,861
          Work in progress                           163,228
          Finished goods                             705,723
          Less reserve for obsolescence             (152,301)
                                                  ----------
               Total                              $2,154,511
                                                  ==========

4. In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus regarding Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires any shipping and handling costs billed to customers in a sale transaction to be classified as revenue. The Company adopted Issue 00-10 in the fourth quarter of 2000 and has restated its 2000 financial statements to conform to the new financial statement presentation.

5.   Recent Developments

     On March 14, 2001, Gum Tech entered into a definitive Asset Purchase Agreement with Wm. Wrigley Jr. Company ("Wrigley"), a Delaware corporation, which contemplates the sale of substantially all of Gum Tech's assets related to its gum operations to Wrigley in exchange for $25,000,000 in cash and other consideration. Gum Tech would retain certain assets, including cash, accounts receivable, its 60% interest in Gel Tech, LLC, which markets and distributes Zicam Cold Remedy and Zicam Allergy Relief, and its 49% interest in a joint venture with Swedish Match to develop and market a non-tobacco nicotine gum. Gum Tech's Board of Directors has elected to submit the proposed sale of assets to Gum Tech's stockholders for approval at a special meeting currently scheduled for June 2001.

     Management believes that the proposed sale of assets to Wrigley is in the best interests of Gum Tech and its stockholders and will improve Gum Tech's financial performance in the long-term. Since inception, Gum Tech has been unable to achieve profitability with respect to its gum operations and unable to obtain sufficient capital to effectively develop, market and distribute its own brands. Furthermore, due to Gum Tech's inability to increase sales attributable to its gum operations, Gum Tech has not been able to maintain full capacity of its manufacturing plant. Additionally, sales attributable to Gum Tech's contract manufacturing gum operations have declined significantly due to financial difficulties encountered by several of its major customers.

     Gum Tech anticipates that the proceeds of the proposed sale of assets will enable it to shed an unprofitable component of its operations and allow Gum Tech to focus on marketing and promoting the Zicam line of products. Furthermore, Gum Tech believes that it will be better positioned to pursue other potential opportunities in the market for innovative nutrient and drug delivery systems and provide financial support, if necessary, to our joint ventures with Zensano, Inc. and Swedish Match AB.

     Gum Tech intends to distribute a proxy statement to stockholders of record on April 12, 2001 in connection with the special meeting. The proxy statement will contain additional information about the proposed sale of assets, including the Board's recommendation with respect to the Wrigley transaction and the reasons underlying its recommendation. The proposed sale of assets to Wrigley is subject to a number of closing conditions, including, but not limited to, approval by Gum Tech's stockholders and satisfaction or waiver of a number of conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Gum Tech has a 60% interest in the capital and profits of Gel Tech, LLC but reports financial results of Gel Tech, LLC on a consolidated basis. The information that follows is an analysis of the Company's two business segments--Zicam operations and chewing gum operations. Corporate expenses not directly related to either of the Company's current business segments are reflected in chewing gum operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

     The following table details certain financial information for our Zicam and chewing gum operations for the three months ended March 31, 2001:

                                       ZICAM       CHEWING GUM     CONSOLIDATED*
                                    ------------   ------------    ------------
Net sales                           $  6,472,190   $    668,229    $  7,140,419
Cost of sales                          1,613,320        963,184       2,576,504
                                    ------------   ------------    ------------
Gross profit                           4,858,870       (294,955)      4,563,915
Operating expenses                     4,130,542        597,241       4,727,783
Research and development                  95,939        163,465         259,404
                                    ------------   ------------    ------------
Income (loss) from operations            632,389     (1,055,661)       (423,272)
Interest and other income                 20,003        104,022         124,025
Interest expense                          48,250             46          48,296
                                    ------------   ------------    ------------
Income (loss) before income
   taxes and minority interest      $    604,142   $   (951,685)   $   (347,543)
                                    ============   ============    ============

Net assets                          $  6,498,470   $  9,001,990    $ 15,500,460

----------
* Consolidated income statement is prior to the elimination of intercompany transactions.

ZICAM OPERATIONS

     Certain information is set forth below for our Zicam operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                           THREE MONTHS ENDED MARCH 31,
                                     ---------------------------------------
                                           2001                 2000
                                     -----------------    ------------------
Net sales                            $ 6,472,190   100%   $ 3,102,853    100%
Cost of sales                          1,613,320    25      1,141,518     37
                                     -----------   ---    -----------    ---
Gross profit                           4,858,870    75      1,961,335     63
Operating expenses                     4,130,542    64      4,460,483    144
Research and development                  95,939     1         40,322      1
                                     -----------   ---    -----------    ---
Income (loss) from operations            632,389    10     (2,539,470)   (82)
Interest and other income                 20,003    --         47,004      2
Interest expense                          48,250     1             --     --
                                     -----------   ---    -----------    ---
Income (loss) before income
   taxes and minority interest       $   604,142     9%   $(2,492,466)   (80)%
                                     ===========   ===    ===========    ===

     NET SALES. Net Zicam sales increased to approximately $6.5 million in the three months ended March 31, 2001, or 109% above the $3.1 million sales level the prior year. Approximately two-thirds of 2001 sales relate to Zicam Cold Remedy and one-third to Zicam Allergy Relief. All of the sales in the first quarter of 2000 relate to Zicam Cold Remedy. Sales of Zicam Cold Remedy increased 35% above the prior year period, primarily due to increased customer awareness and acceptance of the product resulting from Gel Tech's extensive advertising and public relations efforts during the 2000-2001 cold season. The difference in the severity and timing of cold seasons between the two years also impacts the sales comparison. The 1999-2000 cold season peaked very early and subsequently dropped off rapidly in the first quarter of 2000, whereas the 2000-2001 cold season began very slowly, but continued at a higher level into the first quarter of 2001, resulting in a higher level of sales in the first quarter of 2001.

     Sales of Zicam Allergy Relief, which was introduced in early 2000, benefited from the extensive advertising campaign for Zicam Cold Remedy. Zicam Allergy Relief has not achieved the level of publicity or marketing attention as Zicam Cold Remedy. Consequently, the Company intends to focus its marketing and public relations efforts in the second and third quarters of 2001, during the peak of the allergy season, on Zicam Allergy Relief.

     COST OF SALES. Cost of sales increased from last year reflecting the higher level of sales, but decreased as a percentage of sales due to decreases in cost of materials and production.

     GROSS PROFIT. Zicam operations realized a gross profit of $4.9 million versus the prior year amount of approximately $2.0 million.

     OPERATING EXPENSES. Operating expenses decreased to approximately $4.1 million from $4.5 million the prior year primarily due to a decrease in advertising expenses.

     RESEARCH AND DEVELOPMENT. Research and development expense primarily reflects continuing research on both allergy and cold relief products.

     INTEREST EXPENSE. Gel Tech recorded interest expense on its bank borrowing facility and on loans from its two equity partners, which were repaid by March 31, 2001.

     INCOME (LOSS) BEFORE INCOME TAX AND MINORITY INTEREST. Gel Tech LLC recorded income of approximately $600,000 versus a loss of approximately $2.5 million the prior year, primarily due to the higher sales level.

CHEWING GUM OPERATIONS

     Certain information is set forth below for our chewing gum operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                           THREE MONTHS ENDED MARCH 31,
                                   -------------------------------------------
                                           2001                 2000
                                   -------------------     -------------------
Net sales                          $   668,229     100%    $   924,127     100%
Cost of sales                          963,184     144       1,029,350     111
                                   -----------     ---     -----------     ---
Gross profit                          (294,955)    (44)       (105,223)    (11)
Operating expenses                     597,241      89         542,860      59
Research and development               163,465      25         202,659      22
                                   -----------     ---     -----------     ---
Income (loss) from operations       (1,055,661)   (158)       (850,742)    (92)
Interest and other income              104,022      16          44,641       5
Interest expense                            46      --         409,426      45
                                   -----------     ---    -----------      ---
Income (loss) before income
   taxes and minority interest     $  (951,685)   (142)%   $(1,215,527)   (132)%
                                   ===========     ===     ===========     ===

     NET SALES. Net gum sales declined to approximately $668,000 from $924,000 the prior year. Although sales to the Company's existing gum customers will fluctuate from period to period, the Company does not expect any significant continuing growth in sales to result from these customers. Consequently, growth in sales from gum operations is dependent upon the addition of new customers, including the joint venture established with Swedish Match, and potential relationships to develop and market gum products with other major consumer products companies. There can be no assurance, however, that the Company will finalize these or any other contractual arrangements, or that any of these relationships will ultimately prove successful.

     COST OF SALES. Cost of sales declined reflecting the lower sales level, but increased as a percentage of sales due to the high level of fixed manufacturing costs relative to the level of sales.

     GROSS PROFIT. Gross profit declined as a result of the lower sales level and an increase in cost of sales as a percentage of sales.

     RESEARCH AND DEVELOPMENT. Research and development expenses decreased primarily due to differences between the two periods of amounts expended and billed to the joint venture with Swedish Match for nicotine gum research.

     INCOME (LOSS) FROM OPERATIONS. Gum operations lost approximately $1.1 million. Gum Tech does not anticipate gum operations to become profitable unless and until sales from new contractual relationships are realized in future periods. There can be no guarantee that any new contractual relationship will be successful.

     INTEREST AND OTHER INCOME. Interest and other income increased primarily due to income realized by gum operations for barter credits used by the Zicam operations in conjunction with the Zicam advertising program.

     INTEREST EXPENSE. Interest expense decreased from the prior year period due to the repayment of the gum operations debt in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Gum Tech's working capital decreased slightly from approximately $6.5 million at December 31, 2000 to approximately $6.3 million at March 31, 2001. During the three-month period ended March 31, 2001, Gum Tech experienced an increase in cash from operating activities of approximately $1.6 million, due primarily to decreases in accounts receivable and inventories of approximately $1.7 million and $900,000, respectively, offset in part by a decrease in accounts payable, net of a decrease in cash restricted for advertising, of approximately $700,000.

     Investing activities used cash of approximately $800,000 for capital expenditures, while financing activities provided cash of approximately $900,000 through the issuance of stock upon exercise of options and warrants.

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

     This report includes statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and Gum Tech claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates" and do not reflect historical facts. Specific forward-looking statements contained in this report include, but are not limited to (i) the expectation that the proposed sale of assets to Wrigley will enable Gum Tech to improve its financial performance in the long-term; (ii) the belief that Gum Tech will be better positioned following the proposed sale of assets to Wrigley to pursue other potential opportunities in the market for innovative nutrient and drug delivery systems; (iii) the expectation that the use of proceeds from the proposed sale of assets to Wrigley to increase the marketing of the Zicam line of products will result in significant growth and revenue from sales of those products; (iv) the belief that the joint venture with Swedish Match will lead to development of a non-tobacco nicotine product that will substantially increase revenue to Gum Tech; and (v) the Company's belief that it will be able to satisfy all the closing conditions to the proposed sale of assets to Wrigley on a timely basis.

     Forward-looking statements involve risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements.

     Factors that could cause actual results to differ materially from Gum Tech's expectations include, but are not limited to, the following: (i) failure to close the sale of assets to Wrigley due to the inability to satisfy one or more closing conditions; (ii) less than anticipated demand for our chewing gum or nasal gel products, including Zicam Cold Remedy and Zicam Allergy Relief;
(iii) lack of market acceptance for or uncertainties concerning the efficacy of the Zicam line of products; (iv) fluctuations in seasonal demand for the Zicam line of products; (v) difficulties in increasing production to meet unexpectedly high demand in the short term; (vi) a decrease in the level of reorders from existing customers; (vii) financial difficulties encountered by one or more of our principal customers; (vii) difficulties in obtaining additional capital for marketing, research and development, and other expenses; (ix) the possibility of material charges that may be incurred as a result of prior activities; (x) unavailability of third-party material products at reasonable prices; (xi) inventory obsolescence due to shifts in market demand; and (xii) material litigation involving patent and contractual claims, product liabilities and consumer issues.

WE INCURRED SIGNIFICANT LOSSES IN PREVIOUS YEARS

     We have recorded losses in each of the last several years and our future operations may not be profitable. The likelihood of our success must be considered relative to the problems, difficulties, complications, and delays frequently encountered in connection with the development and operation of a business that has not yet achieved profitable operations, the significant changes in strategy in early 1998 and 2000, the significant change in operations that will result from the proposed sale of assets to Wrigley, and the development and marketing of Zicam Cold Remedy and Zicam Allergy Relief, both relatively new products.

OUR RELIANCE UPON A FEW GUM CUSTOMERS HAS NEGATIVELY IMPACTED OUR FINANCIAL RESULTS

     The shift in our chewing gum strategy in early 1998 to a focus on contract manufacturing has made our chewing gum operations dependent for sales and future growth on a few customers. In 1999, we achieved some success in building gum sales through the addition of and increased sales to Herbalife, BreathAsure, Ranir, Heritage Consumer Products and PharmaGreen. However, sales to these customers dropped significantly in 2000, primarily due to financial difficulties experienced by certain of these customers. Further, Heritage Consumer Products ceased operations in late 2000 and BreathAsure filed for reorganization under the bankruptcy statutes. While sales to new customers, including the successor companies to Heritage and BreathAsure, may offset some or all of this decline, Gum Tech will continue to be dependent on the financial resources and marketing capabilities of third parties for its gum operations. Further, we are at risk for their non-payment or late payment for amounts owed to us. Assuming we are unable to complete the sale of assets to Wrigley, we intend to add to this portfolio of customers to reduce the risk of non-performance by any single customer, and to focus on the addition of larger, more established consumer companies, although we have not yet been successful in these efforts.

IF THE PROPOSED SALE OF ASSETS TO WRIGLEY IS COMPLETED, WE MAY ENCOUNTER DIFFICULTIES IN EXPANDING OUR OPERATIONS

     Assuming the proposed sale to Wrigley is completed as expected in the second quarter of 2001, there can be no guarantee that Gum Tech will not encounter difficulties in expanding its remaining operations. If completed, the sale of assets will require Gum Tech to replace or continue without its research and development personnel and capabilities, including the full-time services of Gary Kehoe, sublease or obtain a new lease for its principal executive offices, and determine how to most effectively apply the proceeds received from the sale of assets. There can be no assurance that Gum Tech will be successful in addressing these issues.

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

OUR INABILITY TO PROVIDE SCIENTIFIC PROOF FOR PRODUCT CLAIMS MAY ADVERSELY AFFECT OUR SALES

     The marketing of certain of our nasal gel and chewing gum products, including both Zicam products, involves claims that these products reduce the duration of the common cold, relieve allergy symptoms, assist in weight loss, and promote dental hygiene, among other claims. Under FDA and FTC rules, we are required to obtain scientific data to support any health claims we make concerning our products. Although we have not provided nor been requested to provide any scientific data to the FDA in support of claims regarding our products, we have obtained scientific data for all of our products. There can be no assurance that the scientific data we have obtained in support of our claims will be deemed acceptable to the FDA or FTC, should either agency request any such data in the future. If the FDA or the FTC requests any supporting information, and we are unable to provide support that is acceptable to the FDA or the FTC, either agency could force us to stop making the claims in question or restrict us from selling the affected products.

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

THE LARGE NUMBER OF SHARES ELIGIBLE FOR IMMEDIATE AND FUTURE SALES MAY DEPRESS THE PRICE OF OUR STOCK

     Sales of substantial amounts of common stock in the open market or the availability of a large number of additional shares for sale could adversely affect the market price for our common stock. Substantially all of our outstanding shares of common stock, as well as the shares underlying vested but as yet unexercised warrants and options, have either been registered for public sale or may be sold under Rule 144 promulgated under the Securities Act. Therefore, all of these shares may be immediately sold by the holders. A substantial increase in the volume of trading in our stock may depress the price of our common stock. In addition, if the proposed sale of assets to Wrigley is completed, Wrigley will purchase 200,000 shares of our common stock and will have the right to sell that stock after the six-month anniversary of the closing subject to certain volume limitations. The decision by Wrigley to sell a substantial amount of these shares in a short period of time also could adversely affect the market price of our common stock.

THE PRICE OF OUR STOCK MAY CONTINUE TO BE VOLATILE

     The market price of our common stock has been highly volatile and may continue to be volatile in the future. Factors such as our operating results or public announcements may cause the market price of our stock to decline quickly. Market prices for securities of many small capitalization companies have experienced wide fluctuations in response to variations in quarterly operating results, general economic indicators, and other factors beyond our control.

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

PATENT LITIGATION CLAIM BY QUIGLEY COULD RESULT IN DAMAGES OR INJUNCTION.

     The Quigley Corporation ("Quigley"), in a complaint filed against us and Gel Tech, alleges that the sale of Zicam infringes on a patent licensed to Quigley. Although we believe in the merits of our defense against this complaint and intend to vigorously defend this action, we could be subject to substantial damages or an injunction preventing us from selling Zicam Cold Remedy if the decision in the case is unfavorable to us. In such case, our business and results could be materially and adversely affected until the May 2002 expiration of their patent.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 16, 1996, a lawsuit was filed against Gum Tech International and other parties in the United States District Court for the Central District of California, CV-95-9784. The action is entitled GCN Products, Inc. vs. Roy Kelly, et al. The complaint, as it relates to us, principally alleged that we engaged in unlawful rebates, appropriations and overcharges, commercial bribery, fraud and unjust enrichment. On September 4, 1998, the court granted a motion for summary judgment in our favor, and dismissed the plaintiff's claims against us and our current and former directors. The ruling dismissing Gum Tech and certain other plaintiffs has been appealed to the U.S. Court of Appeals for the Ninth Circuit. We intend to vigorously defend this action.

     On June 2, 1999, Gum Tech filed a complaint in the Superior Court of Maricopa County, Arizona against DJ Ltd. ("DJ"), CIV 99-1136-PHX-PGR (D. Ariz.). Following a private placement we completed in June 1999, DJ sent us a letter demanding a placement fee based on an agreement between the parties dated December 1996. Our complaint sought a declaratory judgment that DJ was not owed any fee under this agreement. DJ removed the case to the United States District Court for the District of Arizona and filed a counterclaim. In its counterclaim, DJ alleges that we breached the contract between the parties and that Gum Tech has been unjustly enriched. DJ seeks damages in the amount of $480,000, plus costs, expenses and warrants to purchase 50,000 shares of Gum Tech common stock. DJ also seeks a declaratory judgment confirming its version of its rights under the agreement.

     On November 9, 1999, The Quigley Corporation commenced a civil action against Gum Tech and Gel Tech, LLC in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that Zicam Cold Remedy infringes on a patent licensed to The Quigley Corporation. The complaint seeks compensatory damages and injunctive relief. This case is scheduled for trial before the district court in June 2001. Each of the defendants denies the allegations of the complaint and intends to vigorously defend this action.

     On November 8, 2000, Gel Tech, LLC filed a complaint in the U.S. District Court for the District of Arizona against AccuMed, Inc. CIV 00-141-PHX-PGR. Our complaint alleges claims of patent infringement, copyright infringement, and unfair competition concerning a cold remedy product manufactured and distributed by AccuMed. We seek compensatory damages and injunctive relief.

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

          10.1 Asset Purchase Agreement between Gum Tech and Wm. Wrigley Jr. Company (incorporated by reference to the Registrant's Report on Form 10-K for the year ending December 31, 2000 filed April 2, 2001, file number 000-27646).

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

                          Gum Tech International, Inc.


                          /s/ Gary S. Kehoe
                          ------------------------------
                          Gary S. Kehoe
                          President and
                          Chief Operating Officer


                          /s/ William J. Hemelt
                          ------------------------------
                          William J. Hemelt
                          Executive Vice President and
                          Chief Financial Officer


May 15, 2001