Form 10-K405/A
period 2000-12-31
GUMTECH INTERNATIONAL INC \UT\
filed 2001-06-07
CIK 1006195

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

         10.08                Operating Agreement of Gel Tech, LLC (5)

         10.09                Credit Agreement between Gel Tech LLC and
                              Imperial Bank (6)

         10.10                Securities Purchase Agreement with Citadel
                              Investment Group (7)

         10.11 Shareholders' Agreement between the Registrant and Swedish Match AB (8)

         10.12 Asset Purchase Agreement between Gum Tech and Wm. Wrigley Jr. Company (9)*

         10.13                First Amendment to the Operating Agreement of
                              Gel Tech, LLC +

         23                   Consent of Angell & Deering

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

* Filed herewith
+ Previously filed with the Company's 10K on April 2, 2001.

REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on June 6, 2001.


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


Signature                   Title                                   Date
---------                   -----                                   ----

/s/ William D. Boone        Chairman of the Board of Directors      June 6, 2001
------------------------
William D. Boone


/s/ Edward E. Faber         Director                                June 6, 2001
------------------------
Edward E. Faber


/s/ William J. Hemelt       Secretary, Chief Financial Officer      June 6, 2001
------------------------    (Principal Financial Officer),
William J. Hemelt           Principal Accounting Officer


/s/ Edward J. Walsh         Director                                June 6, 2001
------------------------
Edward J. Walsh


/s/ Kenneth R. Waters       Director                                June 6, 2001
------------------------
Kenneth R. Waters


/s/ William A. Yuan         Director                                June 6, 2001
------------------------
William A. Yuan


/s/ Michael A. Zeher        Director                                June 6, 2001
------------------------
Michael A. Zeher