Form 10-K405/A
period 2000-12-31
GUMTECH INTERNATIONAL INC \UT\
filed 2001-06-14
CIK 1006195

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

      ITEM 6.  SELECTED FINANCIAL DATA ....................................... 9

      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ...........................10

      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................20

      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE ...........................20

PART III .....................................................................21

      ITEM 10. INFORMATION CONCERNING DIRECTORS, NOMINEES, AND
               EXECUTIVE OFFICERS ............................................21

      ITEM 11. EXECUTIVE COMPENSATION ........................................23

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ...............25

      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................26

PART IV ......................................................................27

      ITEM 14. EXHIBITS, LIST AND REPORTS ON FORM 8-K ........................27

Gum Tech International, Inc. has restated its financial statements for the year ended December 31, 2000 to amortize payment of $1,625,000 received for the extension of a contract over the three month term of the extension. The $1,625,000 was originally recorded as income in 2000. For further information, please see Note 2 and Note 16 in the Notes to Consolidated Financial Statements.

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

RECENT DEVELOPMENTS

     On March 14, Gum Tech entered into a definitive Asset Purchase Agreement with Wm. Wrigley Jr. Company, a Delaware corporation, which contemplates the sale of substantially all of our assets related to our gum operations to Wrigley in exchange for $25,000,000 in cash and other consideration. Gum Tech would retain certain assets, including cash, accounts receivable, its 60% interest in Gel Tech, LLC, which markets and distributes Zicam Cold Remedy and Zicam Allergy Relief, and its 49% interest in a joint venture with Swedish Match formed for the purpose of developing and marketing a non-tobacco nicotine gum. Our Board of Directors has elected to submit the proposed sale of assets to our stockholders for approval at a Special Meeting scheduled for July 19, 2001.

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

                                                  2000         1999        1998        1997        1996
                                                --------     --------     -------     -------     -------
Net sales                                       $ 13,378     $ 15,587     $ 5,357     $ 3,777     $ 3,116
Net income (loss) applicable to common stock    $ (8,149)    $ (1,012)    $(6,261)    $(5,399)    $(3,388)
Net income (loss) per share of common stock     $   (.91)    $  (0.14)    $ (0.97)    $ (1.02)    $ (0.77)
Dividends per share                             $     --     $     --     $    --     $    --     $    --
Shares outstanding at year end                     9,047        8,321       6,858       5,856       4,949
Total assets                                    $ 16,981     $ 20,028     $ 7,900     $ 9,685     $ 7,458
Long term obligations                           $     --     $  2,241     $ 2,380     $ 3,785     $ 1,488
Stockholders' equity                            $ 10,448     $ 12,702     $ 3,718     $ 4,673     $ 5,283

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     The following table details certain financial information for our Zicam and chewing gum operations for the year ended December 31, 2000:

                                                ZICAM           CHEWING GUM        CONSOLIDATED
                                             ------------       ------------       ------------
Net sales                                    $ 10,817,286       $  2,560,603       $ 13,377,889
Cost of sales                                   3,410,904          3,740,999          7,151,903
                                             ------------       ------------       ------------
Gross profit                                    7,406,382         (1,180,396)         6,225,986
Operating expenses                             13,660,585          3,092,581         16,753,166
Research and development                          433,560            348,823            782,383
                                             ------------       ------------       ------------
Income (loss) from operations                  (6,687,763)        (4,621,800)       (11,309,563)
Interest and other income                         100,032            872,331            972,363
Interest expense                                   80,182            378,278            458,460
                                             ------------       ------------       ------------
Income (loss) before income tax
  and minority interest                      $ (6,667,913)      $ (4,127,747)      $(10,795,660)
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

CHEWING GUM OPERATIONS

     Information is set forth below for our chewing gum operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                               YEAR ENDED DECEMBER 31
                                    -----------------------------------------
                                           2000                    1999
                                    ------------------     ------------------
Net sales                           $ 2,560,603    100%    $ 5,993,093    100%
Cost of sales                         3,740,999    146       4,907,995     82
                                    -----------   ----     -----------   ----
Gross profit                         (1,180,396)   (46)      1,085,098     18
Operating expenses                    3,092,581    121       2,258,684     38
Research and development                348,823     14         422,555      7
                                    -----------   ----     -----------   ----
Income (loss) from operations        (4,621,800)  (181)     (1,596,141)   (27)
Interest and other income               872,331     34          73,136      1
Interest expense                        378,278     14       1,311,792     22
                                    -----------   ----     -----------   ----
Income (loss) before income taxes
  and minority interest             $(4,127,747)  (161)%   $(2,834,797)   (48)%
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

     INTEREST AND OTHER INCOME. Interest and other income increased to approximately $.9 million primarily due to a $1.625 million cash payment from Procter & Gamble Co. in conjunction with a Joint Development Agreement between the two companies which is being amortized to income over a three month period and $689,000 was recognized as income in 2000.

     INTEREST EXPENSE. Interest expense decreased to $378,000 in 2000 from approximately $1.3 million in 1999 due to the repayment of the Company's outstanding debt in the first quarter of 2000. The Company's gum operations currently do not have any significant outstanding debt.

     INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. Net loss increased to approximately $4.1 million primarily due to the decrease in sales from the prior period.

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

LIQUIDITY AND CAPITAL RESOURCES

     Gum Tech's working capital declined from approximately $12.5 million at December 31, 1999 to approximately $5.6 million at December 31, 2000. During this period, Gum Tech experienced a decrease in cash from operating activities of approximately $5.2 million, due primarily to a net loss of $10.8 million (before minority interest in subsidiary) and an increase in inventory of $1.1 million. This decrease in cash for 2000 was offset by a decrease in accounts receivable of $3.5 million and an increase in accounts payable of $1.7 million.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         10.12 Asset Purchase Agreement between Gum Tech and Wm. Wrigley Jr. Company (9)

         10.13                First Amendment to the Operating Agreement of
                              Gel Tech, LLC +

         23                   Consent of Angell & Deering *

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

* Filed herewith
+ Previously filed with the Company's 10K on April 2, 2001.

REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on June 13, 2001.


                                    GUM TECH INTERNATIONAL, INC.


                                    By: /s/ Gary S. Kehoe
                                        ---------------------------------------
                                        Gary S. Kehoe
                                        President and Chief Operating Officer


     Pursuant to the requirements of the Securities Act of 1933, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated:


Signature                   Title                                  Date
---------                   -----                                  ----

/s/ William D. Boone        Director                               June 13, 2001
------------------------
William D. Boone


/s/ Edward E. Faber         Chairman of the Board of Directors     June 13, 2001
------------------------
Edward E. Faber


/s/ William J. Hemelt       Chief Financial Officer                June 13, 2001
------------------------    (Principal Financial Officer),
William J. Hemelt           Principal Accounting Officer
                            Treasurer, Executive Vice
                            President, Operations


/s/ Edward J. Walsh         Director                               June 13, 2001
------------------------
Edward J. Walsh


/s/ William A. Yuan         Director                               June 13, 2001
------------------------
William A. Yuan


/s/ Michael A. Zeher        Director                               June 13, 2001
------------------------
Michael A. Zeher

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


                                      /s/ Angell & Deering
                                      Certified Public Accountants

Denver, Colorado
February 10, 2001, except for
Note 2 and Note 16 as to which
the date is June 11, 2001

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

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                            2000
                                                         As Adjusted
                                                          (Note 2)             1999
                                                        ------------       ------------
Current Liabilities:
  Accounts payable and accrued expenses                 $  3,780,264       $  2,078,358
  Customer deposits                                           64,862             10,500
  Sales returns and allowances                               855,760          1,202,100
  Notes payable                                            1,000,000                 --
  Current portion of long-term debt                            2,956            420,043
  Deferred revenue                                           936,141                 --
                                                        ------------       ------------

     Total Current Liabilities                             6,639,983          3,711,001
                                                        ------------       ------------
Long-Term Debt, net of current portion above:
  Financial institutions and other                                --          2,646,897
  Obligations under capital leases                             2,956             14,105
  Less current portion above                                  (2,956)          (420,043)
                                                        ------------       ------------

     Total Long-Term Debt                                         --          2,240,959
                                                        ------------       ------------

Minority interest in consolidated affiliate                 (107,547)         1,374,117
                                                        ------------       ------------

Commitments and Contingencies                                     --                 --

Stockholders' Equity:
  Preferred stock: no par value, 1,000,000 shares
   authorized:
    Series A preferred stock, $1,000 stated value,
    2,000 shares authorized, -0- and 1,000 shares
    issued and outstanding                                        --          1,000,000
  Common stock: no par value, 20,000,000 shares
   authorized, 9,047,047 and 8,320,705 shares
   issued and outstanding                                 30,459,362         23,687,579
  Additional paid in capital                               3,675,699          3,551,766
  Accumulated deficit                                    (23,686,593)       (15,537,508)
                                                        ------------       ------------

     Total Stockholders' Equity                           10,448,468         12,701,837
                                                        ------------       ------------

     Total Liabilities and Stockholders' Equity         $ 16,980,904       $ 20,027,914
                                                        ============       ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               2000
                                                            As Adjusted
                                                             (Note 2)            1999              1998
                                                           ------------       -----------       -----------
Net sales                                                  $ 13,377,889       $15,586,540       $ 5,356,855

Cost of sales                                                 7,151,903         7,611,504         4,470,652
                                                           ------------       -----------       -----------

       Gross Profit                                           6,225,986         7,975,036           886,203

Operating expenses                                           16,753,166         5,521,864         6,134,688
Research and development                                        782,383           664,448           667,067
                                                           ------------       -----------       -----------

       Income (Loss) From Operations                        (11,309,563)        1,788,724        (5,915,552)
                                                           ------------       -----------       -----------
Other Income (Expense):
  Interest and other income                                     274,225           123,564           127,947
  Other income                                                  698,138                --                --
  Interest expense                                             (458,460)       (1,311,792)         (473,811)
                                                           ------------       -----------       -----------

       Total Other Income (Expense)                             513,903        (1,188,228)         (345,864)
                                                           ------------       -----------       -----------
Income (Loss) Before Provision For
  Income Taxes and Minority Interest                        (10,795,660)          600,496        (6,261,416)

Provision for income taxes                                        8,585                --                --
Minority interest in earnings of
  consolidated affiliate                                      2,667,165        (1,374,117)               --
                                                           ------------       -----------       -----------

Net Income (Loss)                                            (8,137,080)         (773,621)       (6,261,416)

Preferred stock dividends                                        12,005           238,466                --
                                                           ------------       -----------       -----------
Net Income (Loss) Applicable to
Common Shareholders                                        $ (8,149,085)      $(1,012,087)      $(6,261,416)
                                                           ============       ===========       ===========

Net Income (Loss) Per Share of Common Stock:
  Basic                                                    $       (.91)      $      (.14)      $      (.97)
  Diluted                                                  $       (.91)      $      (.14)      $      (.97)

Weighted Average Number of Common Shares Outstanding:
  Basic                                                       8,906,635         7,412,959         6,427,815
  Diluted                                                     8,906,635         7,412,959         6,427,815

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

                                                           Series A                                                    Accumulated
                                                        Preferred Stock             Common Stock        Additional       Deficit
                                                     ---------------------    -----------------------     Paid In      As Adjusted
                                                     Shares      Amount        Shares        Amount       Capital        (Note 2)
                                                     ------    -----------    ---------   -----------   -----------    ------------
Issuance of common stock upon exercise of stock
 options and warrants                                    --    $        --      532,895   $ 3,771,783   $        --    $         --

Issuance of common stock for repayment of senior
 notes                                                   --             --      145,395     2,000,000            --              --

Issuance of common stock for redemption of Series
 A preferred stock                                   (1,000)    (1,000,000)      48,052     1,000,000            --              --

Compensation from issuance of stock stock options        --             --           --            --       123,933              --

Payment of Series A preferred stock dividends            --             --           --            --            --         (12,005)

Net loss                                                 --             --           --            --            --      (8,137,080)
                                                     ------    -----------    ---------   -----------   -----------    ------------

Balance at December 31, 2000                             --    $        --    9,047,047   $30,459,362   $ 3,675,699    $(23,686,593)
                                                     ======    ===========    =========   ===========   ===========    ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                  2000
                                                                               As Adjusted
                                                                                (Note 2)          1999            1998
                                                                               -----------     -----------     -----------
Cash Flows From Operating Activities:
 Net income (loss)                                                             $(8,137,080)    $  (773,621)    $(6,261,416)
 Adjustments to reconcile net income (loss) to net cash
  (used) by operating activities:
    Depreciation                                                                   460,702         430,223         304,277
    Amortization                                                                   160,659         392,218         108,816
    Amortization of discount on notes payable                                      212,500         387,500              --
    Provision for bad debts                                                        448,645          45,000          34,613
    (Gain) loss on disposal of assets                                                8,017           1,544          (2,699)
    Compensation from forgiveness of note receivable                               209,753              --         114,012
    Compensation from extension and issuance of stock options                      123,933          64,275       2,249,362
    Common stock issued for payment of interest                                         --         264,526              --
    Minority interest in earnings of consolidated affiliate                     (2,667,165)      1,374,117              --
    Changes in assets and liabilities:
     Restricted cash                                                              (916,236)             --              --
     Accounts receivable                                                         3,549,804      (6,779,541)       (415,018)
     Employee receivables                                                           55,326         (56,237)         61,054
     Inventories                                                                (1,089,963)        (70,658)       (862,779)
     Prepaid expenses and other                                                     35,566        (345,159)         92,254
     Interest receivable                                                                --              --          60,164
     Deposits and other                                                                 --              --           7,291
     Accounts payable and accrued expenses                                       1,701,906         726,842         551,058
     Customer deposits                                                              54,362         (24,263)         19,763
     Sales returns and allowances                                                 (346,340)      1,167,100          35,000
     Deferred revenue                                                              936,141              --              --
                                                                               -----------     -----------     -----------
          Net Cash (Used) By Operating Activities                               (5,199,470)     (3,196,134)     (3,904,248)
                                                                               -----------     -----------     -----------
Cash Flows From Investing Activities:
 Capital expenditures                                                           (1,050,449)       (294,389)       (990,557)
 Proceeds from disposal of equipment                                                    --              --          16,122
 Increase in notes receivable                                                     (359,753)             --              --
 Receipt of principal on notes receivable                                               --              --         250,000
 Deposits and other                                                               (574,932)         64,195        (139,358)
                                                                               -----------     -----------     -----------
          Net Cash (Used) By Investing Activities                               (1,985,134)       (230,194)       (863,793)
                                                                               -----------     -----------     -----------
Cash Flows From Financing Activities:
 Proceeds from borrowing                                                         1,000,000       4,000,000              --
 Principal payments on notes payable                                              (870,546)       (381,307)       (343,184)
 Issuance of common stock                                                        3,771,783       3,672,054       2,032,897
 Issuance of preferred stock                                                            --       2,000,000              --
 Offering costs incurred                                                                --        (155,231)             --
 Debt issuance costs incurred                                                           --        (310,462)        (11,733)
 Dividend distribution of subsidiary                                              (814,499)       (183,037)             --
 Capital contribution of minority interest                                       2,000,000              --              --
 Dividends paid on preferred stock                                                 (12,005)       (138,466)             --
                                                                               -----------     -----------     -----------
          Net Cash Provided By Financing Activities                              5,074,733       8,503,551       1,677,980
                                                                               -----------     -----------     -----------

          Net Increase (Decrease) in Cash and Cash Equivalents                  (2,109,871)      5,077,223      (3,090,061)

          Cash and Cash Equivalents at Beginning of Year                         5,595,075         517,852       3,607,913
                                                                               -----------     -----------     -----------
          Cash and Cash Equivalents at End of Year                             $ 3,485,204     $ 5,595,075     $   517,852
                                                                               ===========     ===========     ===========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for:
  Interest                                                                     $    64,985     $   509,997     $   392,693
  Income taxes                                                                       8,735             150             150

Supplemental Disclosure of Non-cash Investing and Financing Activities:
  Conversion of convertible notes payable into common stock                    $        --     $ 1,505,972     $ 1,023,990
  Issuance of warrants in connection with financing                                     --       1,091,340              --
  Issuance of common stock to repay senior notes and redeem preferred stock      3,000,000       3,000,000              --
  Issuance of common stock for payment of dividends                                     --         100,000              --

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

    STOCK-BASED COMPENSATION

    The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". See Note 9 for pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

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

2.  RESTATEMENT OF FINANCIAL INFORMATION

    The Company has restated its financial statements for the year ended December 31, 2000 to amortize a payment of $1,625,000 received for the extension of a contract over the three month term of the extension (Note
    16). The $1,625,000 was originally recorded as income in 2000.

    In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded. The impact of these adjustments on the Company's financial results as originally reported is summarized below:

                                                 Year Ended Decemeber 31, 2000
                                                 -----------------------------
                                                  As Reported     As Restated
                                                  -----------     -----------
    Other income                                 $  1,634,279    $    698,138
    Net income (loss)                              (7,200,939)     (8,137,080)
    Net income (loss) per share                          (.81)           (.91)
    Accumulated deficit at end of year            (22,750,452)    (23,686,593)

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  RESTRICTED CASH

    Cash of $1,187,114 and $270,878 at December 31, 2000 and 1999, respectively, was held as collateral by a bank for letters of credit issued to a vendor of the Company's advertising campaign, a lender and the lessor of the Company's manufacturing and warehouse facilities.

4.  INVENTORIES

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

5. NOTES PAYABLE

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

6.  LONG-TERM DEBT

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

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  LONG-TERM DEBT (CONTINUED)

    SENIOR NOTES
    8% senior notes due in 2001 with interest payable  quarterly.
    One half of the notes  must be repaid  within one year with a
    10% prepayment  penalty,  collateralized by substantially all assets of the  Company  and the notes may be repaid in shares of the Company's  common stock.  Any  repayments of the notes must be accompanied by a redemption of the Series A preferred stock on a prorata  basis of two  thirds  notes and one third preferred  stock (Note 8). The notes are subject to financial covenants  regarding net revenue,  EBITDA,  and cash balances with all covenants  calculated  on the  Company's  operations excluding its majority owned  subsidiary.  The Company was in default on the EBITDA  covenant at  December  31,  1999.  The
    Company  repaid the entire amount of the notes in January and
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


7.  INCOME TAXES

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

                                                         2000             1999              1998
                                                         ----             ----              ----
    Income taxes at the federal statutory rate       $(2,763,688)      $(263,031)      $(2,128,881)
    State income taxes, net of federal benefits         (406,425)        (38,681)         (330,603)
    Nondeductible expenses                                 4,465           3,836             8,864
    Valuation allowance                                3,165,648         297,876         2,450,620
                                                     -----------       ---------       -----------

    Total                                            $        --       $      --       $        --
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

    In June 1999, the Company designated a new class of preferred stock "Series A Preferred Stock" and the number of shares constituting such series is 2,000 shares with no par value. The new series was authorized in connection with a Securities Purchase Agreement for the sale of $4,000,000 of senior notes (Note 6) and $2,000,000 of Series A preferred stock. Each preferred share shall bear dividends at a rate of 14% per year, which shall be cumulative, and are payable on a quarterly basis. Upon the second anniversary of the issuance date (June 2, 2001) each preferred share will automatically convert into shares of common stock by dividing the stated value of the preferred shares ($1,000) by 80% of the average of the closing bid price of the Company's common stock for the 20 days preceding such date. Until all of the preferred shares have been converted into common stock or redeemed, the Company may not declare or pay any cash dividends on its common stock without the written consent of at least two thirds of the

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. PREFERRED STOCK (CONTINUED)

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

9.  STOCK OPTIONS AND WARRANTS

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


9.  STOCK OPTIONS AND WARRANTS (CONTINUED)

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


9.  STOCK OPTIONS AND WARRANTS (CONTINUED)

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

                                                                2000              1999              1998
                                                             -----------       -----------       -----------
     Net income (loss) applicable to common shareholders:
       As reported                                           $(8,149,085)      $(1,012,087)      $(6,261,416)
       Pro forma                                             $(9,661,085)      $(1,654,447)      $(7,299,820)

     Net income (loss) per share of common stock:
       As reported                                           $      (.91)      $      (.14)      $      (.97)
       Pro forma                                             $     (1.08)      $      (.22)      $     (1.14)

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


9.  STOCK OPTIONS AND WARRANTS (CONTINUED)

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


10. COMMITMENTS AND CONTINGENCIES

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


10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

11. RELATED PARTY TRANSACTIONS

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

12. EMPLOYEE BENEFIT PLAN

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


13. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS (CONTINUED)

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

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

15. SEGMENT INFORMATION

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

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. SEGMENT INFORMATION (CONTINUED)

                                                                   2000
                                             ------------------------------------------------
                                             Gum Products         Zicam          Consolidated
                                             ------------         -----          ------------
     Net sales                               $  2,560,603      $ 10,817,286      $ 13,377,889
     Income (loss) before provision for
      income taxes and minority interest       (4,284,040)       (6,511,620)      (10,795,660)
     Interest income                              174,193           100,032           274,225
     Interest expense                            (409,971)          (48,489)         (458,460)
     Depreciation                                 452,946             7,756           460,702
     Total assets                               8,917,080         8,063,824        16,980,904

                                                                   1999
                                             ------------------------------------------------
                                             Gum Products         Zicam          Consolidated
                                             ------------         -----          ------------
     Net sales                               $  5,993,093      $  9,593,447      $ 15,586,540
     Income (loss) before provision for
      income taxes and minority interest       (2,834,797)        3,435,293           600,496
     Interest income                               73,136            50,428           123,564
     Interest expense                          (1,311,792)               --        (1,311,792)
     Depreciation                                 425,484             4,739           430,223
     Total assets                              10,209,095         9,818,819        20,027,914

    The 1998 operations consisted of one operating segment, gum products. Sales and operations of Zicam did not commence until January 1999.

16. JOINT DEVELOPMENT AGREEMENT

    In November  1999,  the Company  entered  into a one year Joint  Development
    Agreement with The Procter & Gamble Company ("P&G") for potentially developing new products. In November 2000, the Company entered into an agreement for the extension of the Joint Development Agreement with P&G through February 2001. The Company received $1,625,000 from P&G as consideration for extending the agreement. The $1,625,000 is recorded as deferred revenue and amortized to income over the three month period of the extension agreement. $688,859 is included in other income for the year ended December 31, 2000.

17. JOINT VENTURE AGREEMENT

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


18. SUBSEQUENT EVENTS

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