Form 10-Q/A
period 2001-03-31
GUMTECH INTERNATIONAL INC \UT\
filed 2001-06-14
CIK 1006195

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
                                                                            ----
Part I   Financial Information

         Item 1.  Condensed Consolidated Balance Sheet
                  as of March 31, 2001 and December 31, 2000                   1

                  Condensed Consolidated Statements of Operations
                  for the three months ended March 31, 2001 and 2000           3

                  Condensed Consolidated Statements of Cash Flows for
                  the three months ended March 31, 2001 and 2000               4

                  Notes to Condensed Consolidated Financial Statements         5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                8

Part II  Other Information and Signatures

         Item 1.  Legal Proceedings                                           16

         Item 4.  Submission of Matters to a Vote of Security Holders         17

         Signatures                                                           18



         ZICAM IS A TRADEMARK OF GEL TECH LLC.

Gum Tech International has restated its financial statements for the year ended December 31, 2000 and for the three months ended March 31, 2001 to amortize a payment of $1,625,000 that was received in November 2000 for the extension of a contract over the three month term of the extension. The $1,625,000 was originally recorded as income in 2000. For further information, please see Note 2 in the Notes to Condensed Consolidated Financial Statements beginning on Page 5.

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

                          GUM TECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         December 31, 2000
                                                                           As Adjusted
                                                        March 31, 2001       (Note 2)
                                                        --------------   -----------------
Current Liabilities:
  Accounts payable and accrued expenses                  $  1,896,509      $  3,780,264
  Customer deposits                                           134,455            64,862
  Sales returns and allowances                                659,283           855,760
  Notes payable                                             1,000,000         1,000,000
  Current portion of long-term debt                                 1             2,956
  Deferred revenue                                                 --           936,141
                                                         ------------      ------------

          Total Current Liabilities                         3,690,248         6,639,983
                                                         ------------      ------------

Long-Term Debt, net of current portion above:
  Obligations under capital leases                                  1             2,956
  Less current portion above                                       (1)           (2,956)
                                                         ------------      ------------

          Total Long-Term Debt                                     --                --
                                                         ------------      ------------

Minority interest in consolidated affiliate                   134,998          (107,547)
                                                         ------------      ------------

Stockholders' Equity:
  Preferred stock: no par value, 1,000,000
    shares authorized: Series A preferred stock,
    $1,000 stated value, 2,000 shares authorized,
    none issued and outstanding                                    --                --
  Common stock: no par value, 20,000,000 shares
    authorized, 9,189,547 and 9,047,047 shares
    issued and outstanding                                 31,314,225        30,459,362
  Additional paid in capital                                3,701,529         3,675,699
  Accumulated deficit                                     (23,340,540)      (23,686,593)
                                                         ------------      ------------

          Total Stockholders' Equity                       11,675,214        10,448,468
                                                         ------------      ------------

          Total Liabilities and Stockholders' Equity     $ 15,500,460      $ 16,980,904
                                                         ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Three months ended March 31,
                                                                  --------------------------------
                                                                      2001
                                                                  As Adjusted
                                                                    (Note 2)              2000
                                                                  -----------          -----------
Net sales                                                         $ 7,140,419          $ 4,026,980
Cost of sales                                                       2,576,504            2,170,868
                                                                  -----------          -----------

          Gross Profit                                              4,563,915            1,856,112

Operating expenses                                                  4,654,525            5,003,343
Research and development                                              259,404              242,981
                                                                  -----------          -----------

          Income  (Loss) From Operations                             (350,014)          (3,390,212)
                                                                  -----------          -----------
Other Income (Expense):
   Interest and other income                                          964,124               91,645
   Interest expense                                                   (25,512)            (409,426)
                                                                  -----------          -----------

          Total Other Income (Expense)                                938,612             (317,781)
                                                                  -----------          -----------
Income (Loss) Before Provision For Income Taxes
  and Minority Interest                                               588,598           (3,707,993)

Provision for income taxes                                                 --                8,585
Minority interest in earnings (loss) of
  consolidated affiliate                                              242,545           (1,000,420)
                                                                  -----------          -----------

Net Income (Loss)                                                     346,053           (2,716,158)

Preferred stock dividends                                                  --               12,005
                                                                  -----------          -----------

Net Income (Loss) Applicable to Common Shareholders               $   346,053          $(2,728,163)
                                                                  ===========          ===========
Net Income (Loss) Per Share of Common Stock:
  Basic:
     Weighted Average Number of Common Shares Outstanding           9,094,359            8,704,148
                                                                  ===========          ===========
     Net Income (Loss) Per Share of Common Stock                  $      0.04         $     (0.31)
                                                                  ===========          ===========

  Diluted:
     Weighted Average Number of Common Shares Outstanding           9,201,249            8,704,148
                                                                  ===========          ===========
     Net Income (Loss) Per Share of Common Stock                  $      0.04         $     (0.31)
                                                                  ===========          ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three months ended March 31,
                                                                           ---------------------------------
                                                                               2001
                                                                           As Adjusted
                                                                             (Note 2)               2000
                                                                           -----------           -----------
Cash Flows From Operating Activities:
  Net income (loss)                                                        $   346,053           $(2,716,158)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation                                                              110,781               113,483
     Amortization                                                                   --               160,659
     Amortization of discount on notes payable                                      --               212,500
     Compensation from issuance of warrants                                     25,830                    --
     Minority interest in earnings of consolidated affiliate                   242,545            (1,000,420)
     Changes in assets and liabilities:
       Restricted cash                                                       1,166,179            (1,763,168)
       Accounts receivable                                                   1,689,569             5,533,002
       Employee receivable                                                      (3,199)               56,237
       Inventories                                                             902,270            (2,080,963)
       Prepaid expenses and other                                               47,037                79,028
       Deposits and other                                                           --              (162,655)
       Accounts payable and accrued expenses                                (1,883,755)            2,517,601
       Sales returns and allowances                                           (196,477)              108,836
       Customer deposits                                                        69,593                99,950
       Deferred revenue                                                       (936,141)                   --
                                                                           -----------           -----------

          Net Cash Provided By Operating Activities                          1,580,285             1,157,932
                                                                           -----------           -----------
Cash Flows From Investing Activities:
  Capital expenditures                                                        (663,782)              (86,787)
  Deposits and other                                                          (162,439)              (11,039)
                                                                           -----------           -----------

          Net Cash (Used) By Financing Activities                             (826,221)              (97,826)
                                                                           -----------           -----------
Cash Flows From Financing Activities:
  Principal payments on notes payable                                           (2,955)             (862,087)
  Issuance of common stock upon exercise of
   options and warrants                                                        854,863             2,568,968
  Dividend distribution of subsidiary                                               --              (145,000)
  Dividends paid on preferred stock                                                 --               (12,005)
                                                                           -----------           -----------

  Net Cash Provided By Financing Activities                                    851,908             1,549,876
                                                                           -----------           -----------

  Net Increase in Cash and Cash Equivalents                                  1,605,972             2,609,982

  Cash and Cash Equivalents at Beginning of Period                           3,485,204             5,595,075
                                                                           -----------           -----------

  Cash and Cash Equivalents at End of Period                               $ 5,091,176           $ 8,205,057
                                                                           ===========           ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                               $    68,612           $    36,268
    Income taxes                                                                    --                    --

Supplemental Disclosure of Non Cash Investing
 and Financing Activities:
  Conversion of notes payable into common stock                            $        --           $ 2,000,000
  Issuance of common stock to redeem preferred stock                       $        --           $ 1,000,000

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

2. The Company has restated its financial statements for the year ended December 31, 2000 and for the three months ended March 31, 2001 to amortize a payment of $1,625,000 that was received in November 2000 for the extension of a contract over the three month term of the extension. The $1,625,000 was originally recorded as income in 2000.

     In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded. The impact of these adjustments on the Company's financial results as originally reported is summarized below:

                                               Three Months Ended March 31, 2001
                                               ---------------------------------
                                               As Reported           As Restated
                                               -----------           -----------
     Interest and other income                 $   27,983            $  964,124
     Net income (loss)                           (590,088)              346,053
     Net income (loss) per share                    (0.06)                 0.04

3. As of December 31, 1997, Gum Tech adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

     The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three months ended March 31, 2001 and 2000. Options, warrants and other incremental shares to purchase 744,246 and 1,225,096 shares of common stock at March 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2001           2000
                                                      -----------   -----------
Net income (loss) applicable to common shareholders   $   346,053   $(2,728,163)
                                                      ===========   ===========
Weighted average common shares outstanding:
  Weighted average common shares
    outstanding - Basic                                 9,094,359     8,704,148
  Dilutive securities                                     106,890            --
                                                      -----------   -----------
  Weighted average common shares
    outstanding - Diluted                               9,201,249     8,704,148
                                                      ===========   ===========
Net income (loss) per common share:
  Basic                                               $      0.04   $     (0.31)
  Dilutive                                            $      0.04   $     (0.31)

4.   Inventories consisted of the following at March 31, 2001:

          Raw materials and packaging             $1,437,861
          Work in progress                           163,228
          Finished goods                             705,723
          Less reserve for obsolescence             (152,301)
                                                  ----------
               Total                              $2,154,511
                                                  ==========

5. In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus regarding Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires any shipping and handling costs billed to customers in a sale transaction to be classified as revenue. The Company adopted Issue 00-10 in the fourth quarter of 2000 and has restated its 2000 financial statements to conform to the new financial statement presentation.

6.   Recent Developments

     On March 14, 2001, Gum Tech entered into a definitive Asset Purchase Agreement with Wm. Wrigley Jr. Company ("Wrigley"), a Delaware corporation, which contemplates the sale of substantially all of Gum Tech's assets related to its gum operations to Wrigley in exchange for $25,000,000 in cash and other consideration. Gum Tech would retain certain assets, including cash, accounts receivable, its 60% interest in Gel Tech, LLC, which markets and distributes Zicam Cold Remedy and Zicam Allergy Relief, and its 49% interest in a joint venture with Swedish Match to develop and market a non-tobacco nicotine gum. Gum Tech's Board of Directors has elected to submit the proposed sale of assets to Gum Tech's stockholders for approval at a special meeting currently scheduled for July 19, 2001.

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

     Gum Tech intends to distribute a proxy statement to stockholders of record on June 20, 2001 in connection with the special meeting. The proxy statement will contain additional information about the proposed sale of assets, including the Board's recommendation with respect to the Wrigley transaction and the reasons underlying its recommendation. The proposed sale of assets to Wrigley is subject to a number of closing conditions, including, but not limited to, approval by Gum Tech's stockholders and satisfaction or waiver of a number of conditions.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

     The following table details certain financial information for our Zicam and chewing gum operations for the three months ended March 31, 2001:

                                       ZICAM       CHEWING GUM     CONSOLIDATED*
                                    ------------   ------------    ------------
Net sales                           $  6,472,190   $    668,229    $  7,140,419
Cost of sales                          1,613,320        963,184       2,576,504
                                    ------------   ------------    ------------
Gross profit                           4,858,870       (294,955)      4,563,915
Operating expenses                     4,130,542        597,241       4,727,783
Research and development                  95,939        163,465         259,404
                                    ------------   ------------    ------------
Income (loss) from operations            632,389     (1,055,661)       (423,272)
Interest and other income                 20,003      1,040,163       1,060,166
Interest expense                          48,250             46          48,296
                                    ------------   ------------    ------------
Income (loss) before income
   taxes and minority interest      $    604,142   $    (15,544)   $    588,598
                                    ============   ============    ============

Net assets                          $  6,498,470   $  9,001,990    $ 15,500,460

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

CHEWING GUM OPERATIONS

     Certain information is set forth below for our chewing gum operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                           THREE MONTHS ENDED MARCH 31,
                                   -------------------------------------------
                                           2001                 2000
                                   -------------------     -------------------
Net sales                          $   668,229     100%    $   924,127     100%
Cost of sales                          963,184     144       1,029,350     111
                                   -----------     ---     -----------     ---
Gross profit                          (294,955)    (44)       (105,223)    (11)
Operating expenses                     597,241      89         542,860      59
Research and development               163,465      25         202,659      22
                                   -----------     ---     -----------     ---
Income (loss) from operations       (1,055,661)   (158)       (850,742)    (92)
Interest and other income            1,040,163     156          44,641       5
Interest expense                            46      --         409,426      45
                                   -----------     ---    -----------      ---
Income (loss) before income
   taxes and minority interest     $   (15,544)     (2)%   $(1,215,527)   (132)%
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

     INTEREST AND OTHER INCOME. Interest and other income increased primarily due to amortization of deferred revenue from extension of a contract with P&G in 2000 of $936,000 and income realized by gum operations for barter credits used by the Zicam operations in conjunction with the Zicam advertising program.

     INTEREST EXPENSE. Interest expense decreased from the prior year period due to the repayment of the gum operations debt in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Gum Tech's working capital increased slightly from approximately $5.6 million at December 31, 2000 to approximately $6.3 million at March 31, 2001. During the three-month period ended March 31, 2001, Gum Tech experienced an increase in cash from operating activities of approximately $1.6 million, due primarily to decreases in accounts receivable and inventories of approximately $1.7 million and $900,000, respectively, offset in part by a decrease in accounts payable and deferred revenue, net of a decrease in cash restricted for advertising, of approximately $1,600,000.

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

IF THE PROPOSED SALE OF ASSETS TO WRIGLEY IS COMPLETED, WE MAY ENCOUNTER DIFFICULTIES IN EXPANDING OUR OPERATIONS

     Assuming the proposed sale to Wrigley is completed as expected in the third quarter of 2001, there can be no guarantee that Gum Tech will not encounter difficulties in expanding its remaining operations. If completed, the sale of assets will require Gum Tech to replace or continue without its research and development personnel and capabilities, including the full-time services of Gary Kehoe, sublease or obtain a new lease for its principal executive offices, and determine how to most effectively apply the proceeds received from the sale of assets. There can be no assurance that Gum Tech will be successful in addressing these issues.

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


June 13, 2001