Form 10-Q
period 2001-06-30
GUMTECH INTERNATIONAL INC \UT\
filed 2001-08-14
CIK 1006195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     There were 9,432,251 shares of the registrant's common stock, no par value, outstanding as of August 10, 2001.

                          GUM TECH INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX

                                                                            Page
                                                                            ----
Part I    Financial Information

          Item 1. Condensed Consolidated Balance Sheet as of
                  June 30, 2001 and December 31, 2000                          1

                  Condensed Consolidated Statements of Operations
                  for the three months ended June 30, 2001 and 2000            3

                  Condensed Consolidated Statements of Operations
                  for the six months ended June 30, 2001 and 2000              4

                  Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 30, 2001 and 2000              5

                  Notes to Condensed Consolidated Financial Statements         6

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          8

Part II   Other Information and Signatures

          Item 1. Legal Proceedings                                           16

          Item 2. Changes in Securities                                       17

          Signatures                                                          18

                      ZICAM IS A TRADEMARK OF GEL TECH LLC.

                          GUM TECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                           June 30, 2001       December 31, 2000
                                           -------------       -----------------
Current Assets:
  Cash and cash equivalents                 $  4,206,082         $  3,485,204
  Restricted cash                                 21,066            1,187,114
  Accounts receivable:
    Trade, net allowance for doubtful
      accounts of $354,585 and $306,835        1,040,695            4,198,731
    Employees                                         --                  911
  Inventories                                  1,408,515            3,056,782
  Prepaid expenses and other                     103,809              119,715
  Interest receivable                              7,849                   --
  Note receivable                                150,000              150,000
  Assets of discontinued operations            5,503,374                   --
                                            ------------         ------------

       Total Current Assets                   12,441,390           12,198,457
                                            ------------         ------------
Property and Equipment, at cost:
  Machinery and equipment                             --            5,255,308
  Office furniture and equipment                  55,926              350,076
  Leasehold improvements                           2,112              553,288
                                            ------------         ------------

  Total Property and Equipment                    58,038            6,158,672

  Less accumulated depreciation                  (23,221)          (2,166,093)
                                            ------------         ------------

       Net Property and Equipment                 34,817            3,992,579
                                            ------------         ------------
Other Assets:
  Deposits and other                             885,992              789,868
                                            ------------         ------------

       Total Other Assets                        885,992              789,868
                                            ------------         ------------

       Total Assets                         $ 13,362,199         $ 16,980,904
                                            ============         ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   June 30, 2001      December 31, 2000
                                                                   -------------      -----------------
Current Liabilities:
  Accounts payable and accrued expenses                             $  2,835,178        $  3,780,264
  Customer deposits                                                      233,422              64,862
  Sales returns and allowances                                           466,911             855,760
  Notes payable                                                        1,000,000           1,000,000
  Current portion of long-term debt                                           --               2,956
  Deferred revenue                                                            --             936,141
                                                                    ------------        ------------

       Total Current Liabilities                                       4,535,511           6,639,983
                                                                    ------------        ------------
Long-Term Debt, net of current portion above:
  Obligations under capital leases                                            --               2,956
  Less current portion above                                                  --              (2,956)
                                                                    ------------        ------------

       Total Long-Term Debt                                                   --                  --
                                                                    ------------        ------------

Minority interest in consolidated affiliate                             (851,047)           (107,547)
                                                                    ------------        ------------
Stockholders' Equity:
  Preferred stock: no par value, 1,000,000 shares authorized:
   Series A preferred stock, $1,000 stated value, 2,000 shares
   authorized, none issued and outstanding                                    --                  --
  Common stock: no par value, 20,000,000 shares authorized,
   9,232,251 and 9,047,047 shares issued and outstanding              31,618,775          30,459,362
  Additional paid in capital                                           3,701,529           3,675,699
  Accumulated deficit                                                (25,642,569)        (23,686,593)
                                                                    ------------        ------------

       Total Stockholders' Equity                                      9,677,735          10,448,468
                                                                    ------------        ------------

       Total Liabilities and Stockholders' Equity                   $ 13,362,199        $ 16,980,904
                                                                    ============        ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three months ended June 30,
                                                                    -----------------------------
                                                                       2001              2000
                                                                    -----------       -----------
Net sales                                                           $ 1,373,330       $ 1,814,240
Cost of sales                                                           482,371           609,959
                                                                    -----------       -----------

       Gross Profit                                                     890,959         1,204,281

Operating expenses                                                    3,625,970         1,654,880
Research and development                                                182,589           143,954
                                                                    -----------       -----------

       Income (Loss) From Operations                                 (2,917,600)         (594,553)
                                                                    -----------       -----------
Other Income (Expense):
  Interest and other income                                              36,930            80,784
  Interest expense                                                      (39,397)           (2,219)
                                                                    -----------       -----------

       Total Other Income (Expense)                                      (2,467)           78,565
                                                                    -----------       -----------
Income (Loss) Before Provision For Income Taxes
  and Minority Interest                                              (2,920,067)         (515,988)

Provision for income taxes                                                   --                --
Minority interest in earnings (loss) of consolidated affiliate         (986,045)          (86,758)
                                                                    -----------       -----------

Net Income (Loss) From Continuing Operations                         (1,934,022)         (429,230)
                                                                    -----------       -----------
Discontinued Operations:
  Loss from discontinued operations                                    (368,007)         (486,566)
                                                                    -----------       -----------

Net Income (Loss)                                                    (2,302,029)         (915,796)

Preferred stock dividends                                                    --                --
                                                                    -----------       -----------

Net Income (Loss) Applicable to Common Shareholders                 $(2,302,029)      $  (915,796)
                                                                    ===========       ===========
Net Income (Loss) Per Share of Common Stock:
  Basic:
    Weighted Average Number of Common Shares Outstanding              9,219,018         8,905,480
    Net Income (Loss) Per Share of Common Stock:
      Continuing operations                                         $     (0.21)      $     (0.05)
      Discontinued operations                                             (0.04)            (0.05)
                                                                    -----------       -----------
      Net Loss                                                      $     (0.25)      $     (0.10)
                                                                    -----------       -----------
  Diluted:
    Weighted Average Number of Common Shares Outstanding              9,219,018         8,905,480
    Net Income (Loss) Per Share of Common Stock:
      Continuing operations                                         $     (0.21)      $     (0.05)
      Discontinued operations                                             (0.04)            (0.05)
                                                                    -----------       -----------
      Net Loss                                                      $     (0.25)      $     (0.10)
                                                                    -----------       -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Six months ended June 30,
                                                                    -----------------------------
                                                                       2001              2000
                                                                    -----------       -----------
Net sales                                                           $ 7,845,520      $ 4,917,093
Cost of sales                                                         2,095,691        1,751,477
                                                                    -----------      -----------

       Gross Profit                                                   5,749,829        3,165,616

Operating expenses                                                    8,091,066        6,469,968
Research and development                                                234,191          184,276
                                                                    -----------      -----------

       Income (Loss) From Operations                                 (2,575,428)      (3,488,628)
                                                                    -----------      -----------
Other Income (Expense):
  Interest and other income                                              64,913          172,429
  Interest expense                                                      (64,909)        (411,645)
                                                                    -----------      -----------

       Total Other Income (Expense)                                           4         (239,216)
                                                                    -----------      -----------
Income (Loss) Before Provision For Income Taxes
 and Minority Interest                                               (2,575,424)      (3,727,844)

Provision for income taxes                                                   --            8,585
Minority interest in earnings (loss) of consolidated affiliate         (743,500)      (1,087,178)
                                                                    -----------      -----------

Net Income (Loss) From Continuing Operations                         (1,831,924)      (2,649,251)
                                                                    -----------      -----------
Discontinued Operations:
  Loss from discontinued operations                                    (124,052)        (982,703)
                                                                    -----------      -----------

Net Income (Loss)                                                    (1,955,976)      (3,631,954)

Preferred stock dividends                                                    --           12,005
                                                                    -----------      -----------

Net Income (Loss) Applicable to Common Shareholders                 $(1,955,976)     $(3,643,959)
                                                                    ===========      ===========
Net Income (Loss) Per Share of Common Stock:
  Basic:
    Weighted Average Number of Common Shares Outstanding              9,157,033        8,804,378
    Net Income (Loss) Per Share of Common Stock:
      Continuing operations                                         $     (0.20)     $     (0.30)
      Discontinued operations                                             (0.01)           (0.11)
                                                                    -----------      -----------
      Net Loss                                                      $     (0.21)     $     (0.41)
                                                                    -----------      -----------
  Diluted:
    Weighted Average Number of Common Shares Outstanding              9,157,033        8,804,378
    Net Income (Loss) Per Share of Common Stock:
      Continuing operations                                         $     (0.20)     $     (0.30)
      Discontinued operations                                             (0.01)           (0.11)
                                                                    -----------      -----------
      Net Loss                                                      $     (0.21)     $     (0.41)
                                                                    -----------      -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Six months ended June 30,
                                                                          -----------------------------
                                                                              2001             2000
                                                                          -----------       -----------
Cash Flows From Operating Activities:
  Net income (loss)                                                       $(1,955,976)      $(3,631,954)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                             217,198           230,002
     Amortization                                                                  --           160,659
     Amortization of discount on notes payable                                     --           212,500
     Compensation from issuance of stock options                               25,830            78,940
     Minority interest in earnings of consolidated affiliate                 (743,500)       (1,087,178)
     Changes in assets and liabilities:
       Restricted cash                                                      1,166,048           250,434
       Accounts receivable                                                  3,158,036         5,920,390
       Employee receivable                                                     (6,938)         (143,763)
       Inventories                                                          1,041,915        (2,763,448)
       Prepaid expenses and other                                              15,906           (41,977)
       Deposits and other                                                          --          (162,655)
       Accounts payable and accrued expenses                                 (945,086)         (552,197)
       Sales returns and allowances                                          (388,849)         (549,102)
       Customer deposits                                                      168,560            (4,000)
       Deferred revenue                                                      (936,141)               --
                                                                          -----------       -----------

          Net Cash Provided By Operating Activities                           817,003        (2,083,349)
                                                                          -----------       -----------
Cash Flows From Investing Activities:
  Capital expenditures                                                     (1,156,458)         (357,630)
  Deposits and other                                                          (96,124)          (29,044)
                                                                          -----------       -----------

          Net Cash (Used) By Financing Activities                          (1,252,582)         (386,674)
                                                                          -----------       -----------
Cash Flows From Financing Activities:
  Principal payments on notes payable                                          (2,956)         (864,841)
  Issuance of common stock upon exercise of options and warrants            1,159,413         3,108,033
  Dividend distribution of subsidiary                                              --          (814,499)
  Dividends paid on preferred stock                                                --           (12,005)
                                                                          -----------       -----------

          Net Cash Provided By Financing Activities                         1,156,457         1,416,688
                                                                          -----------       -----------

          Net Increase (Decrease) in Cash and Cash Equivalents                720,878        (1,053,335)

          Cash and Cash Equivalents at Beginning of Period                  3,485,204         5,595,075
                                                                          -----------       -----------

          Cash and Cash Equivalents at End of Period                      $ 4,206,082       $ 4,541,740
                                                                          ===========       ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                              $    85,225       $    38,486
    Income taxes                                                                   --                --

Supplemental Disclosure of Non Cash Investing
 and Financing Activities:
  Conversion of notes payable into common stock                           $        --       $ 2,000,000
  Issuance of common stock to redeem preferred stock                      $        --       $ 1,000,000

                          GUM TECH INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of Gum Tech is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2001 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2001. It is recommended that this financial information be read with the complete financial statements included in Gum Tech's Annual Report on Form 10-K/A for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.

2. As of December 31, 1997, Gum Tech adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. Options, warrants and other incremental shares to purchase 719,960 and 1,597,668 shares of common stock at June 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because Gum Tech had a net loss and their effect would be anti-dilutive.

3.   Inventories consisted of the following at June 30, 2001:

          Raw materials and packaging                     $   635,857
          Work in progress                                    103,550
          Finished goods                                      744,762
          Less reserve for obsolescence                       (75,654)
                                                          -----------
                   Total                                  $ 1,408,515
                                                          ===========

4. In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus regarding Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires any shipping and handling costs billed to customers in a sale transaction to be classified as revenue. Gum Tech adopted Issue 00-10 in the fourth quarter of 2000 and has restated its 2000 financial statements to conform to the new financial statement presentation.

5.   Discontinued Operations

     On July 20, 2001, Gum Tech sold substantially all of its assets related to its gum operations to Wm. Wrigley Jr. Company ("Wrigley"), a Delaware corporation, for $25,000,000 in cash and other consideration. Gum Tech retained certain assets, including cash, accounts receivable, its 60% interest in Gel Tech, LLC, which markets and distributes Zicam Cold Remedy and Zicam Allergy Relief, and its 49% interest in a joint venture with Swedish Match to develop and market a non-tobacco nicotine gum. In addition, Wrigley purchased 200,000 shares of Gum Tech's common stock at a price of $7.50938 per share, or approximately $1.5 million.

     The proceeds from the sale of assets and the sale of stock will enable Gum Tech to enhance its marketing and promotional efforts with respect to Zicam Cold Remedy and Zicam Allergy Relief, pursue other potential opportunities in the market for innovative nutrient and drug delivery systems, and provide financial support, if necessary, to Gum Tech's joint ventures with Zensano, Inc. and Swedish Match.

     As a result of the Asset Sale, Gum Tech expects to record an after-tax gain of approximately $17.5 million in the third quarter ending September 30, 2001. The results of operations for all years presented have been restated for the discontinued gum operations and net assets of $5.5 million relating to the Asset Sale have been segregated on the June 30, 2001 Consolidated Balance Sheet.

          Net Assets of Discontinued Operations            June 30, 2001
          -------------------------------------            -------------
          Inventories                                       $   606,352
          Property and equipment, net                         4,897,022
                                                            -----------
              Total Assets                                  $ 5,503,374
                                                            ===========

     Summary of Operating Results
     of Discontinued Operations:          Three Months Ended               Six Months Ended
                                       ------------------------      ----------------------------
                                        6/30/01        6/30/00         6/30/01          6/30/00
                                       ---------      ---------      -----------      -----------
     Net sales                         $ 924,089      $ 774,664      $ 1,592,318      $ 1,698,791
     Cost of sales                       917,489        883,979        1,880,673        1,913,329
                                       ---------      ---------      -----------      -----------
     Gross profit                          6,600       (109,315)        (288,355)        (214,538)
     Operating expenses                  350,838        355,999          540,267          544,254
     Research and development             23,769         21,252          231,571          223,911
                                       ---------      ---------      -----------      -----------
     Income (loss) from operations      (368,007)      (486,566)      (1,060,193)        (982,703)
     Other income                             --             --          936,141               --
                                       ---------      ---------      -----------      -----------
     Net income (loss)                 $(368,007)     $(486,566)     $  (124,052)     $  (982,703)
                                       =========      =========      ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

     Gum Tech's current operations consist of Gel Tech, LLC and research and development activities associated with nicotine gum development. Gum Tech has a 60% interest in the capital and profits of Gel Tech, LLC but reports financial results of Gel Tech, LLC on a consolidated basis.

     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                           Three Months Ended June 30,
                                  ---------------------------------------------
                                          2001                     2000
                                  --------------------     --------------------
Net sales                         $ 1,373,330     100%     $ 1,814,240     100%
Cost of sales                         482,371      35          609,959      34
                                  -----------    ----      -----------    ----
Gross profit                          890,959      65        1,204,281      66
Operating expenses                  3,625,970     264        1,654,880      91
Research and development              182,589      13          143,954       8
                                  -----------    ----      -----------    ----
Income (loss) from operations      (2,917,600)   (212)        (594,553)    (33)
Interest and other income              36,930       2           80,784       5
Interest expense                       39,397       3            2,219      --
                                  -----------    ----      -----------    ----
Income (loss) before income
   taxes and minority interest    $(2,920,067)   (213)%    $  (515,988)    (28)%
                                  ===========    ====      ===========    ====

     NET SALES. Net sales of Zicam Cold Remedy and Zicam Allergy Relief decreased to approximately $1.4 million for the three months ended June 30, 2001, or approximately $440,000 below the prior year. Sales of both products are highly cyclical. The cold season generally occurs between the months of October-March, although the peak and the intensity of the cold season varies from year to year. The allergy season generally occurs during the April-October period, with peaks occurring in April-June and September-October.

     Despite a significant increase in sales of Zicam Allergy Relief to end-use customers, sales of the product from Gel Tech, LLC to retail establishments declined for the three months ended June 30, 2001 as compared to last year. This decrease is due to a relatively high level of inventory by retailers at the beginning of the 2001 allergy season. The comparison of allergy product sales to the prior year period is also impacted by a high level of introductory sales to retailers in the three months ended June 30, 2000 following the product's introduction in March of that year.

     Sales of Zicam Cold Remedy to retailers increased over the prior year period, but not sufficiently to offset the decrease in sales of Zicam Allergy Relief. Sales of Zicam Cold Remedy to end-use customers did increase from the prior year period. Gel Tech's focus over the next several months will be to continue to build the brand recognition for the Cold Remedy product.

     COST OF SALES. Cost of sales decreased reflecting the lower sales level, but increased slightly as a percentage of net sales.

     GROSS PROFIT. Gross profit on Zicam sales decreased from $1.2 million to $0.9 million due to the decline in net sales.

     OPERATING EXPENSES. Operating expenses increased approximately $2.0 million, due largely to settlement and legal costs associated with the patent litigation with Quigley Corporation. In the three months ended June 30, 2001, approximately $1.2 million was accrued pursuant to the settlement with Quigley. In addition, Gel Tech LLC incurred legal costs in the period of approximately $700,000 related to the lawsuit. Pursuant to the settlement, Gel Tech will pay a royalty equal to 5.5% of Zicam Cold Remedy sales from April 1, 2001 through March 5, 2002, subject to a minimum of $500,000. An increase in advertising expense of approximately $300,000 also contributed to the higher operating expense level.

     RESEARCH AND DEVELOPMENT. Research and development expense reflects continuing research on both Zicam products and nicotine gum research, net of reimbursements received from Gum Tech's joint venture with Swedish Match.

     INTEREST AND OTHER INCOME. Interest and other income declined due to a lower cash balance in 2001 compared to the prior year.

     INTEREST EXPENSE. Interest expense largely reflects interest on Gel Tech's credit facility.

     INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST. The loss before income taxes and minority interest increased during the three months ended June 30, 2001 compared to the prior period primarily due to the costs associated with the litigation with Quigley.

DISCONTINUED OPERATIONS

     Gum Tech sold virtually all of its assets related to its gum operations to Wrigley on July 20, 2001. See Note 5 to the Financial Statements. For the three months ended June 30, 2001, the net loss from gum operations improved by approximately $100,000 due primarily to an increase in gum sales from $775,000 to $924,000. The higher sales level was attributable to significant advance purchasing of products by several customers in anticipation of the Asset Sale with Wrigley.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                            Six Months Ended June 30,
                                  ---------------------------------------------
                                          2001                     2000
                                  --------------------     --------------------
Net sales                         $ 7,845,520     100%     $ 4,917,093     100%
Cost of sales                       2,095,691      27        1,751,477      36
                                  -----------    ----      -----------    ----
Gross profit                        5,749,829      73        3,165,616      64
Operating expenses                  8,091,066     103        6,469,968     132
Research and development              234,191       3          184,276       4
                                  -----------    ----      -----------    ----
Income (loss) from operations      (2,575,428)    (33)      (3,488,628)    (72)
Interest and other income              64,913       1          172,429       4
Interest expense                       64,909       1          411,645       8
                                  -----------    ----      -----------    ----
Income (loss) before income
  taxes and minority interest     $(2,575,424)    (33)%    $(3,727,844)    (76)%
                                  ===========    ====      ===========    ====

     NET SALES. Net Zicam sales increased to approximately $7.8 million for the six months ended June 30, 2001, or 60%, above the $4.9 million sales level for the comparable period in the prior year. Sales of Zicam Cold Remedy increased 48% above the prior year period, primarily due to increased customer awareness and acceptance of the product resulting from Gel Tech's advertising and public relations efforts during the 2000-2001 cold season. The difference in the severity and timing of the cold seasons between the two years also impacted the sales comparison. The 1999-2000 cold season peaked very early and subsequently dropped off rapidly in the first quarter of 2000, whereas the 2000-2001 cold season began very slowly, but continued at a higher level into the first quarter of 2001, resulting in an increased level of sales during the first quarter of 2001.

     Although Zicam Allergy Relief has not achieved the level of awareness or marketing attention as Zicam Cold Remedy, sales of Zicam Allergy Relief benefited from the advertising campaign for Zicam Cold Remedy and a limited advertising campaign conducted for Zicam Allergy Relief in 2001.

     COST OF SALES. Cost of sales increased from the comparable period in the prior year reflecting the higher level of sales, but decreased as a percentage of sales due to decreases in cost of materials and production.

     GROSS PROFIT. Gross profit increased from $3.2 million to $5.7 million as a result of higher sales and reduced production costs.

     OPERATING EXPENSES. Operating expenses increased from approximately $6.5 million in 2000 to approximately $8.1 million in 2001. Most of this increase was related to settlement cost and legal expenses associated with the patent lawsuit with Quigley.

     INTEREST EXPENSE AND OTHER INCOME. Interest income declined due to a lower cash balance as compared to the prior year.

     INTEREST EXPENSE. Interest expense decreased from the prior year period primarily due to the repayment of the financing with Citadel and the term loan with Textron in the first quarter of 2000.

     INCOME (LOSS) BEFORE INCOME TAX AND MINORITY INTEREST. The loss before income taxes and minority interest improved due to the higher sales level, but was offset in part by the higher expenses arising from the Quigley lawsuit.

DISCONTINUED OPERATIONS

     Gum Tech sold virtually all of its assets related to its gum operations to Wrigley on July 20, 2001. See Note 5 to the Financial Statements. With respect to its gum operations, Gum Tech recorded a net loss of $124,000 for the six months ended June 30, 2001, which is an improvement of approximately $860,000 above the prior year period. The improvement in net income was primarily attributable to the amortization of deferred revenue of $936,000 from the extension of a contract with P&G in late 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Gum Tech's working capital increased from approximately $5.6 million at December 31, 2000 to approximately $7.9 million at June 30, 2001, primarily as a result of the reclassification of plant assets that were sold to Wrigley as current assets (See Note 5 to the Financial Statements). During the six months ended June 30, 2001, Gum Tech experienced an increase in cash from operating activities of approximately $800,000, due primarily to decreases in accounts receivable and inventories of approximately $3.2 million and $1.0 million, respectively. These increases were offset in part by the net loss for the period and non-cash deferred revenue of approximately $0.9 million.

     Investing activities used cash of approximately $1.3 million primarily for capital expenditures, while financing activities provided cash of approximately $1.2 million through the issuance of stock upon exercise of options and warrants.

     As a result of the Asset Sale and sale of stock to Wrigley, the Company realized an increase in cash of approximately $25.5 million on July 20, 2001. See Note 5 to the Financial Statements.

     On August 10, 2001 Gum Tech announced a Common Stock Repurchase Program for up to one million shares of its common stock. The stock may be repurchased, at the discretion of Gum Tech, from time to time until August 2002.

     Covenants contained in Gel Tech's bank borrowing facility require Gel Tech to be profitable on a quarterly basis. Gel Tech expects to receive a waiver of this requirement for the second quarter of 2001.

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

     This report includes statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and Gum Tech claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates" and do not reflect historical facts. Specific forward-looking statements contained in this report include, but are not limited to (i) the expectation that the sale of assets to Wrigley will enable Gum Tech to improve its financial performance in the long-term; (ii) the belief that Gum Tech will be better-positioned following the sale of assets to Wrigley to pursue other potential opportunities in the market for innovative nutrient and drug delivery systems; (iii) the expectation that the use of proceeds from the sale of assets to Wrigley to increase the marketing of the Zicam line of products will result in significant growth and revenue from sales of those products; and (iv) the belief that Gum Tech will be able to successfully develop and market a non-tobacco nicotine product, either through its joint venture with Swedish Match or on its own, that will substantially increase revenue to Gum Tech.

     Forward-looking statements involve risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements.

     Factors that could cause actual results to differ materially from Gum Tech's expectations include, but are not limited to, the following: (i) less than anticipated demand for our nasal gel products, including Zicam Cold Remedy and Zicam Allergy Relief; (ii) lack of market acceptance for or uncertainties concerning the efficacy of the Zicam line of products; (iii) fluctuations in seasonal demand for the Zicam line of products; (iv) difficulties in increasing production to meet unexpectedly high demand in the short term; (v) financial difficulties encountered by one or more of our principal customers; (vi) difficulties in obtaining additional capital for marketing, research and development, and other expenses; (vii) the inability to develop and market other products in the innovative drug delivery market; (viii) the possibility of material charges that may be incurred as a result of prior activities; (ix) unavailability of third-party material products at reasonable prices; (x) inventory obsolescence due to shifts in market demand; (xi) material litigation involving patent and contractual claims, product liabilities and consumer issues; and (xii) difficulties with our joint venture with Swedish Match, including possible dissolution of the joint venture or litigation arising out of the sale of assets to Wrigley.

WE INCURRED SIGNIFICANT LOSSES IN PREVIOUS YEARS

     Although we will record significant income in the third quarter of 2001 related to the sale of assets to Wrigley, we have recorded losses in each of the last several years and our future operations may not be profitable. The likelihood of our success must be considered relative to the problems, difficulties, complications, and delays frequently encountered in connection with the development and operation of a business that has not yet achieved profitable operations, the significant changes in strategy over the past few years, the significant change in operations that will result from the sale of assets to Wrigley, and the development and marketing of Zicam Cold Remedy and Zicam Allergy Relief, both relatively new products.

WE MAY ENCOUNTER DIFFICULTIES IN CONNECTION WITH OUR JOINT VENTURE WITH SWEDISH MATCH

     In connection with the sale of assets to Wrigley, Swedish Match advised us of its belief that the sale of assets to Wrigley constituted a breach of our agreements with Swedish Match. Although Wrigley has agreed to manufacture and package non-tobacco nicotine gum products pursuant to a manufacturing agreement for a period of three years following the closing in order to fulfill our obligations to Swedish Match pursuant to that joint venture, Swedish Match did not agree to provide its consent to the assignment of these obligations in connection with the sale of assets to Wrigley. In addition, Wrigley did not assume any of our obligations under the manufacturing agreement with an affiliate of Swedish Match to produce a specialty chewing gum that was being developed between the parties. As a result, there is considerable uncertainty as to the future of the joint venture with Swedish Match, which ultimately may be dissolved pursuant to an agreement with Swedish Match or potential arbitration. If the joint venture is dissolved, we will explore opportunities to develop and market non-tobacco nicotine gum products with other third parties. There can be no assurance, however, that we will be successful either in maintaining the joint venture with Swedish Match or in pursuing the development of a non-tobacco nicotine gum product with another third party. In addition, Swedish Match may bring a claim against us asserting a material breach of our obligations to Swedish Match under the joint venture or the manufacturing agreement with the Swedish Match affiliate. In that event, we could be subject to damages or be forced to terminate the joint venture relationship on terms that are not favorable to us.

WE MAY BE UNABLE TO SUCCESSFULLY CAPITALIZE ON OPPORTUNITIES IN THE INNOVATIVE NUTRIENT AND DRUG DELIVERY SYSTEM MARKET

     A major factor involved in our decision to sell the assets related to our gum operations was that the cash proceeds realized from the sale could be used to pursue various opportunities in the innovative nutrient and drug delivery system market. There can be no assurance, however, that the presence or expenditure of these proceeds will enable us to successfully achieve our objectives in this regard. Specifically, there can be no assurance that the proceeds will be sufficient to effectively continue the development, marketing, and promotion of Zicam Cold Remedy and Zicam Allergy Relief, or to successfully develop, launch, and market any potential new products.

IF ZICAM COLD REMEDY AND ZICAM ALLERGY RELIEF DO NOT GAIN WIDESPREAD MARKET ACCEPTANCE, OUR ANTICIPATED SALES AND RESULTS OF OPERATIONS WILL SUFFER

     There can be no assurance that demand for Zicam Cold Remedy and Zicam Allergy Relief will continue to grow. If any unanticipated problem arises concerning the efficacy of Zicam Cold Remedy or Zicam Allergy Relief, or the products fail to achieve widespread market acceptance for any reason, our prospects for our future operating results would be adversely affected. In addition, Zicam Allergy Relief has only been recently introduced and as yet has not achieved the success experienced by Zicam Cold Remedy.

WE MAY BE UNABLE TO MEET DEMAND FOR OUR NEW PRODUCTS

     To the extent Zicam Cold Remedy, Zicam Allergy Relief or any other new product we introduce achieves widespread market acceptance and generates significant demand, we may be unable to produce and deliver sufficient quantities of the product to meet customers' demands on a timely basis. If so, we could lose opportunities to sell larger quantities of the product and damage relationships with distributors whose orders could not be timely filled. This problem, if encountered, could be particularly damaging if we are not able to meet customer demand during the cold and allergy seasons, when we expect demand for sales of the two Zicam products to peak.

UNANTICIPATED PROBLEMS ASSOCIATED WITH PRODUCT DEVELOPMENT COULD DELAY OR HINDER INTRODUCTION OF NEW PRODUCTS

     We may experience unanticipated difficulties in developing new products that could delay or prevent the introduction of those products. If we are unable to develop new products in the innovative nutrient and drug delivery system market on a timely basis, our business, operating results, and financial condition could be materially adversely affected.

OUR INABILITY TO PROVIDE SCIENTIFIC PROOF FOR PRODUCT CLAIMS MAY ADVERSELY AFFECT OUR SALES

     The marketing of certain of our nasal gel products involves claims that these products reduce the duration of the common cold and relieve allergy symptoms. In addition, we may develop and market other products in the innovative nutrient and drug delivery system market that are supported by certain health claims. Under FDA and FTC rules, we are required to obtain scientific data to support any health claims we make concerning our products. Although we have not provided nor been requested to provide any scientific data to the FDA in support of claims regarding our current products, we have obtained scientific data in support of the claims behind these products. There can be no assurance, however, that the scientific data we have obtained in support of these claims will be deemed acceptable to the FDA or FTC, should either agency request any such data in the future. If the FDA or the FTC requests any supporting information, and we are unable to provide support that is acceptable to the FDA or the FTC, either agency could force us to stop making the claims in question or restrict us from selling the affected products.

FDA AND OTHER GOVERNMENT REGULATION MAY RESTRICT OUR ABILITY TO SELL OUR
PRODUCTS

     We are subject to various federal, state and local laws affecting our business. Our nasal gel products are subject to regulation by the FDA, including regulations with respect to labeling of products, approval of ingredients in products, claims made regarding the products, and disclosure of product ingredients. In addition, we may develop and market other products in the innovative nutrient and drug delivery system market that will be subject to FDA regulation. If we do not comply with these regulations, the FDA could force us to stop selling the affected products or incur substantial costs in adopting measures to maintain compliance with these regulations.

     Our advertising claims regarding our products are subject to the jurisdiction of the FTC as well as the FDA. In both cases we are required to obtain scientific data to support any advertising or labeling health claims we make concerning our products, although no pre-clearance or filing is currently required to be made with either agency. If we are unable to provide the required support for such claims, the FTC may stop us from making such claims or require us to stop selling the related product.

WE MAY BE UNABLE TO PREVENT OTHERS FROM DEVELOPING SIMILAR PRODUCTS

     We routinely seek trademark and patent protection from the United States Patent Office and from similar agencies in foreign countries for our products. There can be no assurance that we will be able to successfully defend any trademarks, trade names or patents against claims from or use by competitors or that trademark, trade name or patent applications will be approved by the USPO or any similar foreign agency.

THE LARGE NUMBER OF SHARES ELIGIBLE FOR IMMEDIATE AND FUTURE SALES MAY DEPRESS THE PRICE OF OUR STOCK

     Sales of substantial amounts of common stock in the open market or the availability of a large number of additional shares for sale could adversely affect the market price for our common stock. Substantially all of our outstanding shares of common stock, as well as the shares underlying vested but as yet unexercised warrants and options, have either been registered for public sale or may be sold under Rule 144 promulgated under the Securities Act. Therefore, all of these shares may be immediately sold by the holders. A substantial increase in the volume of trading in our stock may depress the price of our common stock. In addition, Wrigley acquired 200,000 shares of our common stock in connection with the Asset Sale and will have the right to sell that stock, subject to certain volume limitations, at any time beginning January 20, 2002. The decision by Wrigley to sell a substantial amount of these shares in a short period of time could adversely affect the market price of our common stock.

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

     On June 2, 1999, Gum Tech filed a complaint in the Superior Court of Maricopa County, Arizona against DJ Ltd. ("DJ"), CIV 99-1136-PHX-PGR (D. Ariz.). Following a private placement we completed in June 1999, DJ sent us a letter demanding a placement fee based on an agreement between the parties dated December 1996. Our complaint sought a declaratory judgment that DJ was not owed any fee under this agreement. DJ removed the case to the United States District Court for the District of Arizona and filed a counterclaim. In its counterclaim, DJ alleges that we breached the contract between the parties and that Gum Tech has been unjustly enriched. DJ seeks damages in the amount of $480,000, plus costs, expenses and warrants to purchase 50,000 shares of Gum Tech common stock. DJ also seeks a declaratory judgment confirming its version of its rights under the agreement. We are vigorously defending this action.

     On November 9, 1999, The Quigley Corporation commenced a civil action against Gum Tech and Gel Tech, LLC in the United States District Court for the Eastern District of Pennsylvania. The complaint alleged that Zicam Cold Remedy infringed on a patent licensed to The Quigley Corporation and sought compensatory damages and injunctive relief. Without admitting guilt, Gum Tech and Gel Tech, LLC agreed to settle the case in June 2001 to avoid the potential adverse consequences of an unfavorable outcome, including potential damages that may have been awarded to Quigley or the entry of an order for injunctive relief. The settlement provides for payments of $1.138 million and a royalty payment of 5.5% of net sales of Zicam Cold Remedy, but not less than $500,000, for the period April 1, 2001 through March 5, 2002.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a Special Meeting of Shareholders held on July 19, 2001, our shareholders approved the sale of all of our assets related to our chewing gum and other confectionery related functional products to Wm. Wrigley Jr. Company. The votes at that meeting were tabulated as follows:

              FOR             AGAINST          ABSTAIN
           ---------          -------          -------
           6,170,142          17,965           53,661

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. EXHIBITS

          3.1 Amended and Restated Articles of Incorporation of Gum Tech International, Inc. (incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the period ending March 31, 1999, file number 000-27646).

          3.2 Amended Bylaws of Gum Tech International, Inc. (incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the period ending March 31, 1999, file number 000-27646).

          3.3 Certificate of Designations, Preference and Rights of Series A Preferred Stock of Gum Tech International, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed June 9, 1999, file number 000-27646).

          10.1 Asset Purchase Agreement between Gum Tech International, Inc. and Wm. Wrigley Jr. Company (incorporated by reference to the Registrant's Report on Form 10-K for the year ending December 31, 2000 filed April 2, 2001, file number 000-27646).

          10.2 Employment Agreement of Carl J. Johnson

     B. REPORTS ON FORM 8-K

          a. Form 8-K filed with the Securities & Exchange Commission on June 8, 2001

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Gum Tech International, Inc.

                                   /s/ Carl J. Johnson
                                   ---------------------------------------------
                                   Carl J. Johnson
                                   President and Chief Executive Officer



                                   /s/ William J. Hemelt
                                   ---------------------------------------------
                                   William J. Hemelt
                                   Executive Vice President and
                                   Chief Financial Officer


                                   August 14, 2001