Form 10-Q
period 2001-09-30
GUMTECH INTERNATIONAL INC \UT\
filed 2001-11-14
CIK 1006195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarter ended September 30, 2001

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


                            2375 East Camelback Road
                                    Suite 500
                                Phoenix, AZ 85016
                    (Address of principal executive offices)


                                 (602) 387-5353
                           (Issuer's telephone number)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 9,432,251 shares of the registrant's common stock, no par value, outstanding as of November 5, 2001.

                          GUM TECH INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX

Part I    Financial Information Page

          Item 1.      Condensed Consolidated Balance Sheets
                       as of  September 30, 2001 and December 31, 2000         1

                       Condensed Consolidated Statements of
                       Operations for the three months ended
                       September 30, 2001 and 2000                             3

                       Condensed Consolidated Statements of
                       Operations for the nine months ended
                       September 30, 2001 and 2000                             4

                       Condensed Consolidated Statements of
                       Cash Flows for the nine months ended
                       September 30, 2001 and 2000                             5

                       Notes to Condensed Consolidated
                       Financial Statements                                    6

          Item 2.      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations           8

          Item 3.      Quantitative and Qualitative Disclosures
                       About Market Risk                                      12

Part II   Other Information and Signatures

          Item 1.      Legal Proceedings                                      16

          Item 3.      Defaults Upon Senior Securities                        17

          Item 6 (b)   Reports on Form 8-K                                    18

          Signatures                                                          19

ZICAM IS A TRADEMARK OF GEL TECH LLC.

                          GUM TECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                           September 30, 2001  December 31, 2000
                                           ------------------  -----------------
Current Assets:
  Cash and cash equivalents                   $ 25,370,599       $  3,485,204
  Restricted cash                                       --          1,187,114
  Accounts receivable:
    Trade, net allowance for doubtful
      accounts of $386,899 and $306,835          2,717,270          4,198,731
    Employees                                           --                911
  Inventories                                    1,139,971          3,056,782
  Prepaid expenses and other                        48,923            119,715
  Interest receivable                              110,808                 --
  Notes receivable                               1,200,000            150,000
                                              ------------       ------------

       Total Current Assets                     30,587,571         12,198,457
                                              ------------       ------------
Property and Equipment, at cost:
  Machinery and equipment                               --          5,255,308
  Office furniture and equipment                    67,080            350,076
  Leasehold improvements                             2,112            553,288
                                              ------------       ------------

       Total Property and Equipment                 69,192          6,158,672

       Less accumulated depreciation               (30,172)        (2,166,093)
                                              ------------       ------------

          Net Property and Equipment                39,020          3,992,579
                                              ------------       ------------
Other Assets:
  Deposits and other                               388,821            789,868
                                              ------------       ------------

       Total Other Assets                          388,821            789,868
                                              ------------       ------------

       Total Assets                           $ 31,015,412       $ 16,980,904
                                              ============       ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           September 30, 2001   December 31, 2000
                                                                           ------------------   -----------------
Current Liabilities:
  Accounts payable and accrued expenses                                       $  1,212,262        $  3,780,264
  Customer deposits                                                                  8,576              64,862
  Sales returns and allowances                                                     725,463             855,760
  Notes payable                                                                  1,000,000           1,000,000
  Income tax payable                                                                75,000                  --
  Current portion of long-term debt                                                     --               2,956
  Deferred revenue                                                                      --             936,141
                                                                              ------------        ------------

       Total Current Liabilities                                                 3,021,301           6,639,983
                                                                              ------------        ------------

Long-Term Debt, net of current portion above:
  Obligations under capital leases                                                      --               2,956
  Less current portion above                                                            --              (2,956)
                                                                              ------------        ------------

       Total Long-Term Debt                                                             --                  --
                                                                              ------------        ------------

Minority interest in consolidated affiliate                                       (511,408)           (107,547)
                                                                              ------------        ------------
Stockholders' Equity:
  Preferred stock: no par value, 1,000,000 shares authorized:
    Series A preferred stock, $1,000 stated value, 2,000
    shares authorized, none issued and outstanding                                      --                  --
  Common stock: no par value, 20,000,000 shares authorized,
    9,431,251 and 9,047,047 shares issued                                       33,120,651          30,459,362
  Additional paid in capital                                                     3,701,529           3,675,699
  Accumulated deficit                                                           (8,310,131)        (23,686,593)
                                                                              ------------        ------------
                                                                                28,512,049          10,448,468

  Less common stock held in treasury at cost (1,000 and -- shares)                  (6,530)                 --
                                                                              ------------        ------------

       Total Stockholders' Equity                                               28,505,519          10,448,468
                                                                              ------------        ------------

       Total Liabilities and Stockholders' Equity                             $ 31,015,412        $ 16,980,904
                                                                              ============        ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Three months ended September 30,
                                                              --------------------------------
                                                                  2001                2000
                                                              ------------        ------------
Net sales                                                     $  2,718,194        $  1,227,384
Cost of sales                                                      751,402             454,150
                                                              ------------        ------------
       Gross Profit                                              1,966,792             773,234

Operating expenses                                               1,539,991           1,232,068
Research and development                                           352,038             152,608
                                                              ------------        ------------

       Income  (Loss) From Operations                               74,763            (611,442)
                                                              ------------        ------------
Other Income (Expense):
  Interest and other income                                        190,286              64,382
  Interest expense                                                 (26,665)            (18,169)
                                                              ------------        ------------

       Total Other Income (Expense)                                163,621              46,213
                                                              ------------        ------------
Income (Loss) Before Provision For Income Taxes
  and Minority Interest                                            238,384            (565,229)

Provision for income taxes                                              --                  --
Minority interest in earnings (loss) of
  consolidated affiliate                                           339,638             (89,472)
                                                              ------------        ------------

Net Income (Loss) From Continuing Operations                      (101,254)           (475,757)
                                                              ------------        ------------
Discontinued Operations:
  Loss from discontinued operations                               (208,870)           (782,457)
  Gain on disposal of gum operations, net of
     income taxes of $400,000                                   17,642,562                  --
                                                              ------------        ------------

Total Gain (Loss) From Discontinued Operations                  17,433,692            (782,457)
                                                              ------------        ------------

Net Income (Loss)                                               17,332,438          (1,258,214)

Preferred stock dividends                                               --                  --
                                                              ------------        ------------

Net Income (Loss) Applicable to Common Shareholders           $ 17,332,438        $ (1,258,214)
                                                              ============        ============
Net Income (Loss) Per Share of Common Stock:
  Basic:
    Weighted Average Number of Common Shares Outstanding         9,391,067           8,967,803
     Net Income (Loss) Per Share of Common Stock:
       Continuing operations                                  $      (0.01)       $      (0.05)
       Discontinued operations                                        1.86               (0.09)
                                                              ------------        ------------
       Net Loss                                               $       1.85        $      (0.14)
                                                              ============        ============
  Diluted:
    Weighted Average Number of Common Shares Outstanding         9,391,067           8,967,803
     Net Income (Loss) Per Share of Common Stock:
       Continuing operations                                  $      (0.01)       $      (0.05)
       Discontinued operations                                        1.86               (0.09)
                                                              ------------        ------------
       Net Loss                                               $       1.85        $      (0.14)
                                                              ============        ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Nine months ended September 30,
                                                                    -------------------------------
                                                                        2001               2000
                                                                    ------------       ------------
Net sales                                                           $ 10,563,714       $  6,144,477
Cost of sales                                                          2,847,093          2,205,627
                                                                    ------------       ------------

       Gross Profit                                                    7,716,621          3,938,850

Operating expenses                                                     9,631,057          7,702,036
Research and development                                                 586,229            336,884
                                                                    ------------       ------------

       Income  (Loss) From Operations                                 (2,500,665)        (4,100,070)
                                                                    ------------       ------------
Other Income (Expense):
  Interest and other income                                              255,199            236,811
  Interest expense                                                       (91,574)          (429,814)
                                                                    ------------       ------------

       Total Other Income (Expense)                                      163,625           (193,003)
                                                                    ------------       ------------
Income (Loss) Before Provision For Income Taxes
  and Minority Interest                                               (2,337,040)        (4,293,073)

Provision for income taxes                                                    --              8,585
Minority interest in earnings (loss) of
  consolidated affiliate                                                (403,861)        (1,176,650)
                                                                    ------------       ------------

Net Income (Loss) From Continuing Operations                          (1,933,179)        (3,125,008)
                                                                    ------------       ------------
Discontinued Operations:
  Loss from discontinued operations                                     (332,922)        (1,765,160)
  Gain on disposal of gum operations, net of
    income taxes of $400,000                                          17,642,562                 --
                                                                    ------------       ------------

Total Gain (Loss) From Discontinued Operations                        17,309,640         (1,765,160)
                                                                    ------------       ------------

Net Income (Loss)                                                     15,376,461         (4,890,168)

Preferred stock dividends                                                     --             12,005
                                                                    ------------       ------------

Net Income (Loss) Applicable to Common Shareholders                 $ 15,376,461       $ (4,902,173)
                                                                    ============       ============
Net Income (Loss) Per Share of Common Stock:
  Basic:
    Weighted Average Number of Common Shares Outstanding               9,235,821          8,859,485
     Net Income (Loss) Per Share of Common Stock:
       Continuing operations                                        $      (0.21)      $      (0.35)
       Discontinued operations                                              1.87              (0.20)
                                                                    ------------       ------------
       Net Loss                                                     $       1.66       $      (0.55)
                                                                    ============       ============
  Diluted:
    Weighted Average Number of Common Shares Outstanding               9,235,821          8,859,485
     Net Income (Loss) Per Share of Common Stock:
       Continuing operations                                        $      (0.21)      $      (0.35)
       Discontinued operations                                              1.87              (0.20)
                                                                    ------------       ------------
       Net Loss                                                     $       1.66       $      (0.55)
                                                                    ============       ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine months ended September 30,
                                                                --------------------------------
                                                                    2001                 2000
                                                                ------------        ------------
Cash Flows From Operating Activities:
 Net income (loss)                                              $ 15,376,461        $ (4,890,168)
 Adjustments to reconcile net income (loss)
  to net cash (used) by operating activities:
   Depreciation                                                      220,659             327,296
   Amortization                                                           --             160,659
   Amortization of discount on notes payable                              --             212,500
   Compensation from forgiveness of note receivable                       --             209,753
   Compensation from issuance of stock options                        25,830              98,773
   Accrued interest                                                 (119,479)              7,585
   Minority interest in earnings of consolidated affiliate          (403,861)         (1,176,650)
   Gain on disposal of gum operations                            (17,642,562)                 --
   Changes in assets and liabilities:
     Restricted cash                                               1,187,114             250,269
     Accounts receivable                                           1,481,461           5,877,121
     Employee receivable                                                 911            (153,516)
     Inventories                                                   1,310,459          (2,421,345)
     Prepaid expenses and other                                       70,792             (17,617)
     Deposits and other                                                   --            (162,655)
     Accounts payable and accrued expenses                        (2,568,001)           (653,412)
     Sales returns and allowances                                   (130,297)           (548,408)
     Customer deposits                                               (56,286)             20,877
     Deferred revenue                                               (936,141)                 --
                                                                ------------        ------------

          Net Cash (Used) By Operating Activities                 (2,182,940)         (2,858,938)
                                                                ------------        ------------
Cash Flows From Investing Activities:
  Capital expenditures                                            (1,161,023)           (532,569)
  Deposits and other                                                 305,277            (464,685)
  Increase in notes receivable                                      (200,000)                 --
  Cost of sale of gum operations                                  (1,527,722)                 --
  Proceeds from sale of gum operations                            24,000,000                  --
                                                                ------------        ------------
          Net Cash Provided (Used) By Financing Activities        21,416,532            (997,254)
                                                                ------------        ------------
Cash Flows From Financing Activities:
  Proceeds from borrowing                                                 --             500,000
  Principal payments on notes payable                                 (2,956)           (867,660)
  Issuance of common stock                                         2,661,289           3,771,783
  Purchase of treasury stock                                          (6,530)                 --
  Dividend distribution of subsidiary                                     --            (814,004)
  Dividends paid on preferred stock                                       --             (12,500)
                                                                ------------        ------------

          Net Cash Provided By Financing Activities                2,651,803           2,577,619
                                                                ------------        ------------

Net Increase (Decrease) in Cash and Cash Equivalents              21,885,395          (1,278,573)

Cash and Cash Equivalents at Beginning of Period                   3,485,204           5,595,075
                                                                ------------        ------------

Cash and Cash Equivalents at End of Period                      $ 25,370,599        $  4,316,502
                                                                ============        ============
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                    $    111,890        $     51,447
    Income taxes                                                     325,000                  --

Supplemental Disclosure of Non Cash Investing
 and Financing Activities:
  Conversion of notes payable into common stock                 $         --        $  2,000,000
  Issuance of common stock to redeem preferred stock            $         --        $  1,000,000

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of Gum Tech International, Inc. ("Gum Tech" or the "Company") is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2001. It is recommended that this financial information be read with the complete financial statements included in Gum Tech's Annual Report on Form 10-K/A for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.

2. As of December 31, 1997, Gum Tech adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. Options, warrants and other incremental shares to purchase 719,960 and 954,310 shares of common stock at September 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because Gum Tech had a net loss from continuing operations and their effect would be anti-dilutive.

3.   Inventories consisted of the following at September 30, 2001:

     Raw materials and packaging                 $   505,698
     Finished goods                                  767,451
     Reserve for obsolescence                       (133,178)
                                                 -----------
          Total                                  $ 1,139,971
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

5.   Discontinued Operations

     On July 20, 2001, Gum Tech sold substantially all of its assets related to its gum operations to Wm. Wrigley Jr. Company ("Wrigley"), a Delaware corporation, for $25 million in cash and other consideration. Gum Tech retained certain assets, including cash, accounts receivable, its 60% interest in Gel Tech, LLC ("Gel Tech"), which markets and distributes Zicam Cold Remedy and Zicam Allergy Relief, and its 49% interest in a joint venture with Swedish Match AB to develop and market a non-tobacco nicotine gum. In addition, Wrigley purchased 200,000 shares of Gum Tech's common stock at a price of $7.50938 per share, or approximately $1.5 million.

     The results of operations for all periods presented have been restated for the discontinued gum operations, which are summarized below. In addition, Gum Tech recorded an after-tax gain of approximately $17.6 million as a result of the asset sale in the three months ended September 30, 2001.

Summary of Operating Results
Of Discontinued Operations:                     Three Months Ended            Nine Months Ended
                                            --------------------------    --------------------------
                                              9/30/01        9/30/00        9/30/01        9/30/00
                                            -----------    -----------    -----------    -----------
Net sales                                   $   463,336    $   566,749    $ 2,055,654    $ 2,265,540
Cost of sales                                   430,418        962,094      2,311,091      2,875,423
                                            -----------    -----------    -----------    -----------
Gross profit                                     32,918       (395,345)      (255,437)      (609,883)
Operating expenses                              215,302        240,551        755,569        784,805
Research and development                         26,486        146,561        258,057        370,472
                                            -----------    -----------    -----------    -----------
Income (loss) from operations                  (208,870)      (782,457)    (1,269,063)    (1,765,160)
Other income                                         --             --        936,141             --
                                            -----------    -----------    -----------    -----------
Net income (loss)                           $  (208,870)   $  (782,457)   $  (332,922)   $(1,765,160)
                                            ===========    ===========    ===========    ===========

6.   Subsequent Events

     On October 30, 2001 Gum Tech announced that it had entered into a non-binding Memorandum of Understanding to acquire the 40% interest in Gel Tech currently owned by Zensano, Inc. Gum Tech currently owns 60% of Gel Tech. Under the terms of the Memorandum of Understanding, Gum Tech would pay $6.1 million in cash at closing and make four subsequent cash payments of $2.75 million each spread out over the next two years, for a total cash purchase price of $17.1 million. The purchase price is subject to an adjustment if total net sales of Gel Tech exceed $17.0 million in 2001. In addition, Gum Tech will pay a two percent royalty on net sales in excess of $6.0 million in the first quarter of 2002, and further, will compensate Zensano with an additional amount if Gum Tech sells all or part of Gel Tech within twelve months of closing the transaction that results in net proceeds to Gum Tech in excess of the amount paid to Zensano. Closing of the transaction, which is expected to occur by December 31, 2001, is subject to the parties executing a definitive purchase agreement and satisfying certain closing conditions.

     In November 2001, Gum Tech entered into a Settlement Agreement with Swedish Match, Vasatek Ltd., the joint venture company that Gum Tech formed with Swedish Match, and certain other affiliates of Swedish Match. The Settlement Agreement provides for the dissolution of the joint venture, including the transfer to Swedish Match of Gum Tech's 49% ownership interest in Vasatek. The Settlement Agreement also provides for the grant by Vasatek to Gum Tech of a perpetual, royalty-free, worldwide, fully transferable license to use the intellectual property developed by Gum Tech for the joint venture. The Settlement Agreement terminates the Shareholders' Agreement, the International Manufacturing Agreement and all research and development and other manufacturing agreements previously entered into by Gum Tech and Swedish Match. Gum Tech intends to continue its development of non-tobacco nicotine gum products and is presently exploring opportunities to develop and market such products with other third parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     Gum Tech's current operations consist of Gel Tech and research and development activities associated with nicotine gum development. Gum Tech has a 60% interest in the capital and profits of Gel Tech but reports financial results of Gel Tech on a consolidated basis.

     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                         THREE MONTHS ENDED SEPTEMBER 30,
                                     -----------------------------------------
                                            2001                  2000
                                     ------------------    -------------------
Net sales                            $ 2,718,194    100%   $ 1,227,384     100%
Cost of sales                            751,402     28        454,150      37
                                     -----------   ----    -----------    ----
Gross profit                           1,966,792     72        773,234      63
Operating expenses                     1,539,991     56      1,232,068     100
Research and development                 352,038     13        152,608      13
                                     -----------   ----    -----------    ----
Income (loss) from operations             74,763      3       (611,442)    (50)
Interest and other income                190,286      7         64,382       5
Interest expense                          26,665      1         18,169      1_
                                     -----------   ----    -----------    ----
Income (loss) before income
  taxes and minority interest        $   238,384      9%   $  (565,229)    (46)%
                                     ===========   ====    ===========    ====

     NET SALES. Sales of Zicam Cold Remedy and Zicam Allergy Relief products are highly seasonal. The cold season generally occurs between the months of October-March, although the peak and the intensity of the cold season varies from year to year. The allergy season generally occurs during the April-October period, with peaks occurring in April-June and September-October.

     For the three months ended September 30, 2001, net sales of Zicam Cold Remedy and Zicam Allergy Relief increased to approximately $2.7 million, or approximately 121% above the prior year. Sales of Zicam Cold Remedy increased significantly over the prior year due to the introduction of a new twin-pack Cold Remedy product size designed primarily for the club store market. In addition, sales of Zicam Cold Remedy in the three-month period in the prior year were relatively low due to a higher than normal amount of product inventory then held by retailers. Sales of Zicam Allergy Relief decreased from the prior year due to a high level of introductory sales to retailers in the prior year period.

     COST OF SALES. Cost of sales increased by approximately $297,000 reflecting the higher sales level, but decreased as a percentage of net sales, due to a decrease in the costs of manufacturing both Zicam Cold Remedy and Zicam Allergy Relief.

     GROSS PROFIT. Gross profit on Zicam sales increased from $0.8 million to almost $2.0 million due to the increase in net sales.

     OPERATING EXPENSES. Operating expenses increased by approximately $300,000 to approximately $1.5 million. The increase was largely the result of legal costs and royalties associated with the litigation with The Quigley Corporation ("Quigley") which was settled in June 2001.

     RESEARCH AND DEVELOPMENT. The increase in research and development expense is primarily attributable to costs associated with the Company's nicotine gum project which are no longer being reimbursed through Gum Tech's joint venture with Swedish Match.

     INTEREST AND OTHER INCOME. Interest income increased from $64,000 to almost $190,000 due to a higher level of invested cash as a result of the cash proceeds realized from the sale of the Company's gum operations.

     INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST. Income before income taxes and minority interest improved to $238,000 in the three months ended September 30, 2001 from a loss of $565,000 in the 2000 period due primarily to the higher level of sales.

DISCONTINUED OPERATIONS

     Gum Tech sold substantially all of its assets related to its gum operations to Wrigley on July 20, 2001. See Note 5 to the Financial Statements. For the three months ended September 30, 2001, the net loss from gum operations amounted to approximately $209,000 as compared to a loss of approximately $782,000 in the prior year. In addition, during the three months ended September 30, 2001, the Company recorded a net after tax gain of approximately $17.6 million on the sale of the gum operations assets.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                          NINE MONTHS ENDED SEPTEMBER 30,
                                 ----------------------------------------------
                                            2001                  2000
                                 ---------------------    ---------------------
Net sales                        $ 10,563,714     100%    $  6,144,477     100%
Cost of sales                       2,847,093      27        2,205,627      36
                                 ------------    ----     ------------    ----
Gross profit                        7,716,621      73        3,938,850      64
Operating expenses                  9,631,057      91        7,702,036     125
Research and development              586,229       6          336,884       6
                                 ------------    ----     ------------    ----
Income (loss) from operations      (2,500,665)    (24)      (4,100,070)    (67)
Interest and other income             255,199       3          236,811       4
Interest expense                       91,574       1          429,814       7
                                 ------------    ----     ------------    ----
Income (loss) before income
   taxes and minority interest   $ (2,337,040)    (22)%   $ (4,293,073)    (70)%
                                 ============    ====     ============    ====

     NET SALES. Sales of Zicam Cold Remedy and Zicam Allergy Relief products are highly seasonal. The cold season generally occurs between the months of October-March, although the peak and the intensity of the cold season varies from year to year. The allergy season generally occurs during the April-October period, with peaks occurring in April-June and September-October. The 1999-2000 cold season peaked very early and subsequently dropped off rapidly in the first quarter of 2000, whereas the 2000-2001 cold season began very slowly, but continued at a higher level into the first quarter of 2001.

     For the nine months ended September 30, 2001, net sales of Zicam Cold Remedy and Zicam Allergy Relief increased to approximately $10.6 million, or approximately 72% above the prior year. Unit sales of Zicam Cold Remedy increased more than 90% over the prior year due to increased sales to end-use customers, the impact of the difference in the timing of the cold seasons in the two periods, the impact of a high level of retail inventory that negatively impacted sales in the third quarter of 2000 and the introduction in 2001 of a new twin-pack Cold Remedy product size.

     Zicam Allergy Relief was introduced in March 2000. Unit sales of Zicam Allergy Relief increased more than 45% over the prior year due primarily to increased sales to end-use customers.

     COST OF SALES. Cost of sales increased from the comparable period in the prior year by approximately $640,000 reflecting the higher level of sales, but decreased as a percentage of sales due to decreases in cost of materials and production.

     GROSS PROFIT. Gross profit increased from $4.0 million to $7.7 million as a result of the higher sales and reduced production costs.

     OPERATING EXPENSES. Operating expenses increased from approximately $7.7 million in 2000 to approximately $9.6 million in 2001. Most of the increase is related to the settlement costs and legal expenses associated with the lawsuit with Quigley.

     RESEARCH AND DEVELOPMENT. The increase in research and development expense is primarily attributable to costs associated with the Company's nicotine gum project which are no longer being reimbursed through Gum Tech's joint venture with Swedish Match.

     INTEREST EXPENSE. Interest expense decreased from the prior year period primarily due to the repayment by Gum Tech in the first quarter of 2000 of its financing with Citadel and its term loan with Textron.

     INCOME (LOSS) BEFORE INCOME TAX AND MINORITY INTEREST. The loss before income taxes and minority interest improved by approximately $2.0 million due to the higher sales level, offset in part by the higher expenses arising from the Quigley lawsuit.

DISCONTINUED OPERATIONS

     Gum Tech sold substantially all of its assets related to its gum operations to Wrigley on July 20, 2001. See Note 5 to the Financial Statements. Gum operations recorded a net loss of $333,000 for the nine months ended September 30, 2001 as compared to a loss of $1.8 million in 2000. The Company recorded a net after tax gain of approximately $17.6 million on the sale of the gum assets in the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Gum Tech's working capital increased from approximately $5.6 million at December 31, 2000 to approximately $27.6 million at September 30, 2001, primarily as a result of the proceeds realized from the sale of gum assets to Wrigley. (See Note 5 to the Financial Statements). During the nine months ended September 30, 2001, Gum Tech experienced a decrease in cash from operating activities of approximately $2.2 million, due primarily to a net loss for the period of $2.2 million (exclusive of the gain on the sale of gum operations) and a decrease in accounts payable of $2.6 million. This decrease in cash was offset by increases in accounts receivable of $1.5 million and inventory of $1.3 million.

     Investing activities provided cash of $21.4 million largely from the net proceeds from the sale of gum operations. Financing activities provided approximately $2.7 million in cash largely through the sale of 200,000 shares of common stock to Wrigley for approximately $1.5 million and the issuance of common stock upon the exercise of options and warrants.

     On August 10, 2001 Gum Tech announced a Common Stock Repurchase Program for up to one million shares of its common stock. The Company's common stock may be repurchased, at the discretion of the Company, from time to time until August 2002.

     On October 30, 2001 the Company announced that it had entered into a Memorandum of Understanding to acquire the 40% interest in Gel Tech that is currently owned by Zensano Inc. (See Note 6 to the Financial Statements). Under the Memorandum of Understanding, Gum Tech will make an initial payment of $6.1 million at the closing of the acquisition and four subsequent payments of $2.75 million over the next two years. The aggregate purchase price payable by Gum Tech is subject to increase should Gel Tech's net sales for 2001 exceed $17.0 million. Closing of the transaction, which is expected to occur by December 31, 2001, is subject to the parties executing a definitive purchase agreement and satisfying certain closing conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE INFORMATION REGARDING MARKET RISK

     At September 30, 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. The Company holds no investment securities that would require disclosure of market risk.

QUALITATIVE INFORMATION REGARDING MARKET RISK

     The Company's primary market risk exposure relates to interest income on its cash and cash equivalents. Assuming the level of invested cash as of September 30, 2001, a one percent change in the interest rate received would result in a change in quarterly income of approximately $62,500.

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

     This report includes statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and Gum Tech claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," "anticipates" or other similar terms, and do not reflect historical facts. Specific forward-looking statements contained in this report include, but are not limited to (i) anticipated sales of Zicam Cold Remedy and Zicam Allergy Relief, (ii) Gum Tech's intention to move forward with the development and marketing of products, and (iii) the expectation that Gum Tech will complete its purchase of Zensano's 40% interest in Gel Tech, either before or after December 31, 2001.

     Forward-looking statements involve risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements.

     Factors that could cause actual results to differ materially from Gum Tech's expectations include, but are not limited to, the following: (i) less than anticipated demand for our nasal gel products, including Zicam Cold Remedy and Zicam Allergy Relief; (ii) lack of market acceptance for or uncertainties concerning the efficacy of the Zicam line of products; (iii) fluctuations in seasonal demand for the Zicam line of products; (iv) difficulties in increasing production to meet unexpectedly high demand in the short term; (v) financial difficulties encountered by one or more of our principal customers; (vi) difficulties in obtaining additional capital for marketing, research and development, and other expenses; (vii) the inability to develop and market other products in the innovative drug delivery market; (viii) the possibility of material charges that may be incurred as a result of prior activities; (ix) unavailability of third-party material products at reasonable prices; (x) inventory obsolescence due to shifts in market demand; (xi) material litigation involving patent and contractual claims, product liabilities and consumer issues; (xii) unavailability of sufficient manufacturing resources to meet products demand; and (xiii) our inability to consummate the purchase of Zensano's 40% interest in Gel Tech.

WE INCURRED SIGNIFICANT LOSSES IN PREVIOUS YEARS

     Although we recorded significant income in the third quarter of 2001 related to the sale of our gum assets to Wrigley, we have recorded losses in each of the last several years and our future operations may not be profitable. The likelihood of our success must be considered relative to the problems, difficulties, complications, and delays frequently encountered in connection with the development and operation of a business that has not yet achieved profitable operations, the significant changes in strategy over the past few years, the significant changes in operations that have resulted from the sale of our gum assets to Wrigley, and the development and marketing of Zicam Cold Remedy and Zicam Allergy Relief, both relatively new products.

WE MAY NOT BE SUCCESSFUL IN DEVELOPING A NON-TOBACCO NICOTINE GUM PRODUCT

     In November 2001, we entered into a Settlement Agreement with Swedish Match, Vasatek Ltd., the joint venture company that we formed with Swedish Match, and certain other affiliates of Swedish Match. The Settlement Agreement provides for the dissolution of our joint venture with Swedish Match, including the transfer to Swedish Match of our 49% ownership interest in Vasatek. The Settlement Agreement also provides for the grant by Vasatek to Gum Tech of a perpetual, royalty-free, fully transferable worldwide license to use the intellectual property developed by Gum Tech for the joint venture. We are presently exploring opportunities to develop and market non-tobacco nicotine gum products with other third parties. There can be no assurance, however, that we will be successful in this endeavor or in any other plans for the development of a non-tobacco nicotine gum product.

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

IF ZICAM COLD REMEDY AND ZICAM ALLERGY RELIEF DO NOT GAIN WIDESPREAD MARKET ACCEPTANCE, OUR ANTICIPATED SALES AND RESULTS OF OPERATIONS WILL SUFFER

     There can be no assurance that demand for Zicam Cold Remedy and Zicam Allergy Relief will continue to grow. If any unanticipated problem arises concerning the efficacy of Zicam Cold Remedy or Zicam Allergy Relief, clinical studies fail to support product claims or the products fail to achieve widespread market acceptance for any reason, our prospects for our future operating results would be adversely affected. In addition, Zicam Allergy Relief has only been recently introduced and as yet has not achieved the success experienced by Zicam Cold Remedy.

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

FOOD AND DRUG ADMINISTRATION AND OTHER GOVERNMENT REGULATIONS MAY RESTRICT OUR ABILITY TO SELL OUR PRODUCTS

     We are subject to various federal, state and local laws affecting our business. Our nasal gel products are subject to regulation by the United States Food and Drug Administration (the "FDA"), including regulations with respect to labeling of products, approval of ingredients in products, claims made regarding the products, and disclosure of product ingredients. In addition, we may develop and market other products in the innovative nutrient and drug delivery system market that will be subject to FDA regulation. If we do not comply with these regulations, the FDA could force us to stop selling the affected products or incur substantial costs in adopting measures to maintain compliance with these regulations.

OUR INABILITY TO PROVIDE SCIENTIFIC PROOF FOR PRODUCT CLAIMS MAY ADVERSELY AFFECT OUR SALES

     The marketing of our Zicam Cold Remedy and Zicam Allergy Relief products involves claims that these products reduce the duration of the common cold and relieve allergy symptoms. In addition, we may develop and market other products in the innovative nutrient and drug delivery system market that are supported by certain health claims. Under FDA and United State Federal Trade Commission ("FTC") rules, we are required to obtain scientific data to support any health claims we make concerning our products, although no pre-clearance or filing is currently required to be made with either agency. Although we have not provided nor been requested to provide any scientific data to the FDA in support of claims regarding our current products, we have obtained scientific data in support of the claims behind these products. There can be no assurance, however, that the scientific data we have obtained in support of these claims will be deemed acceptable to the FDA or the FTC, should either agency request any such data in the future. If the FDA or the FTC requests any supporting information, and we are unable to provide support that is acceptable to the FDA or the FTC, either agency could force us to stop making the claims in question or restrict us from selling the affected products.

WE MAY BE UNABLE TO PREVENT OTHERS FROM DEVELOPING SIMILAR PRODUCTS

     We routinely seek trademark and patent protection from the United States Patent and Trademark Office and from similar agencies in foreign countries for our products. There can be no assurance that we will be able to successfully defend any trademarks, trade names or patents against claims from or use by competitors or that trademark, trade name or patent applications will be approved by the United States Patent and Trademark Office or any similar foreign agency.

THE LARGE NUMBER OF SHARES ELIGIBLE FOR IMMEDIATE AND FUTURE SALES MAY DEPRESS THE PRICE OF OUR STOCK

     Sales of a substantial number of shares of our common stock in the open market or the availability of a large number of additional shares for sale could adversely affect the market price of our common stock. Substantially all of our outstanding shares of common stock, as well as the shares underlying vested but as yet unexercised warrants and options, have either been registered for public sale or may be sold under Rule 144 promulgated under the Securities Act of 1933, as amended. Therefore, all of these shares may be immediately sold by the holders. A substantial increase in the volume of trading in our stock may depress the market price of our common stock. We issued to Wrigley 200,000 shares of our common stock in connection with our sale to it of our gum assets. Wrigley will have the right to sell these shares, subject to certain volume limitations, at any time beginning January 20, 2002. The decision by Wrigley to sell a substantial number of these shares in a short period of time could adversely affect the market price of our common stock.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 16, 1996, a lawsuit was filed against Gum Tech and other parties in the United States District Court for the Central District of California, CV-95-9784. The action is entitled GCN Products, Inc. vs. Roy Kelly, et al. The complaint, as it relates to us, principally alleged that we engaged in unlawful rebates, appropriations and overcharges, commercial bribery, fraud and unjust enrichment. On September 4, 1998, the court granted a motion for summary judgment in our favor, and dismissed the plaintiff's claims against us and our current and former directors. The ruling dismissing the claims against Gum Tech and its directors has been appealed to the U.S. Court of Appeals for the Ninth Circuit. We intend to vigorously defend this action.

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

     On November 8, 2000, Gel Tech, LLC filed a complaint in the United States District Court for the District of Arizona against AccuMed, Inc. CIV 00-141-PHX-PGR. Gel Tech's complaint alleges claims of patent infringement, copyright infringement, and unfair competition concerning a cold remedy product manufactured and distributed by AccuMed. Gel Tech seeks compensatory damages and injunctive relief.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a Special Meeting of Shareholders held on July 19, 2001, our shareholders approved the sale of all of our assets related to our chewing gum and other confectionery related functional products to Wm. Wrigley Jr. Company. The votes at that meeting were tabulated as follows:

              For              Against           Abstain
              ---              -------           -------
           6,170,142           17,965             53,661

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:

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

     (b)  REPORTS ON FORM 8-K

          1. Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2001 reporting the completion of the sale of substantially all of Gum Tech's gum assets to Wm. Wrigley Jr. Company.

          2. Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2001 reporting that pro forma financial statements which give effect to the sale of substantially all of Gum Tech's gum assets to Wm. Wrigley Jr. Company would be filed within 60 days after the date on which such Report was due to be filed.

          3. Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2001 announcing a common stock repurchase program.

          4. Report on Form 8-K/A filed with the Securities and Exchange Commission on September 25, 2001 attaching pro forma financial statements which give effect to the sale of substantially all of Gum Tech's gum assets to Wm. Wrigley Jr. Company.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Gum Tech International, Inc.



                                        /s/ Carl J. Johnson
                                        ----------------------------------------
                                        Carl J. Johnson
                                        President and
                                        Chief Executive Officer


                                        /s/ William J. Hemelt
                                        ----------------------------------------
                                        William J. Hemelt
                                        Executive Vice President and
                                        Chief Financial Officer


                                        November 14, 2001