Form 10-K
period 2001-12-31
GUMTECH INTERNATIONAL INC \UT\
filed 2002-03-29
CIK 1006195

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                   ----------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transaction period from _______ to ________

                           Commission File No. 0-27646

                          GUM TECH INTERNATIONAL, INC.
                    (Name of business issuer in its charter)

              UTAH                                               87-0482806
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                        2375 E. Camelback Road, Suite 500
                                Phoenix, AZ 85016
                                 (602) 387-5353
                    (Address of principal executive offices,
                 Issuer's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
Common Stock, no par value                      Nasdaq National Market

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not be contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 20, 2002, 9,432,251 shares of the Registrant's Common Stock were outstanding. As of March 20, 2002, the market value of the Registrant's Common Stock (based on the closing price of the shares on the Nasdaq National Market), excluding shares held by affiliates, was approximately $65,700,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement prepared in connection with the Registrant's 2002 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.........................................................................1

  ITEM 1. BUSINESS.............................................................1
  ITEM 2. DESCRIPTION OF PROPERTY..............................................5
  ITEM 3. LEGAL PROCEEDINGS....................................................5
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................6
  EXECUTIVE OFFICERS OF GUM TECH...............................................6

PART II........................................................................7

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............7
  ITEM 6. SELECTED FINANCIAL DATA..............................................8
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS..........................................9
  CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS AND RISK FACTORS..14
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........18
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................19
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................19

PART III......................................................................19

  ITEM 10. INFORMATION CONCERNING DIRECTORS, NOMINEES, AND
             EXECUTIVE OFFICERS...............................................19
  ITEM 11. EXECUTIVE COMPENSATION.............................................19
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....19
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................19

PART IV.......................................................................20

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....20

SIGNATURES....................................................................48

     Unless otherwise indicated in this Form 10-K, "Gum Tech," "us," "we," "our", "the Company" and similar terms refer to Gum Tech International, Inc. and its subsidiaries. Zicam is a registered trademark of our subsidiary, Gel Tech, L.L.C., and the Gum Tech name and logo are trademarks of the Company.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Gum Tech International was incorporated in Utah in 1991. Our original business developed, manufactured and distributed functional chewing gum products that contained nutrients, vitamins, and/or over-the-counter drugs to provide a variety of health benefits. The products were manufactured and distributed under the Gum Tech brand or manufactured for contract customers under their product labels. In 1999, we formed a joint venture company, Gel Tech, L.L.C., of which we owned 60%, with another party, which owned the other 40%, to develop, market and distribute Zicam Cold Remedy, a nasal gel product. In an initial internal study and in a subsequent independent study, Zicam Cold Remedy has been shown to reduce the duration and severity of the common cold when taken at the onset of cold symptoms. In 2000, Gel Tech introduced another product, Zicam Allergy Relief, a nasal gel which controls allergy symptoms.

     In 2001, we undertook a strategic change of direction in our business operations. We exited the chewing gum products business and refocused our business entirely on the development, production and sale of healthcare products which utilize innovative delivery systems for bioactive compounds, including our two Zicam products. In July 2001, we sold substantially all of our assets and business related to our chewing gum operations to the Wm. Wrigley Jr. Company ("Wrigley"). In December 2001, we acquired the remaining 40% of Gel Tech that had been owned by our joint venture partner. Gum Tech now owns all of Gel Tech and its nasal gel technology, including Zicam Cold Remedy and Zicam Allergy Relief.

     Our principal executive offices are located at 2375 E. Camelback Road, Suite 500, Phoenix, Arizona 85016 and our telephone number is (602) 387-5353.

MARKETS AND COMPANY PRODUCTS

     The market for cough and cold products is very large. More than one billion common colds occur in the United States each year, with over 100 million of these colds resulting in lost days of school or work or some level of restricted activity. Colds are estimated to occur at a rate of two to five per person (six to eight per child) each year. The total retail value of cough and cold products in the United States per year is estimated at more than $3 billion.

     We currently market and distribute two homeopathic nasal gel products, Zicam Cold Remedy, which is based on our patented zincum gluconium delivery system, and Zicam Allergy Relief. Zicam Cold Remedy, which was introduced in 1999 and which competes in the market for cough and cold products, accounted for approximately 70% of our net sales in 2001. Zicam Cold Remedy was formulated to reduce the severity and duration of the common cold. In a study published in the October 2000 issue of the ENT- Ear, Nose & Throat Journal, Zicam Cold Remedy was shown to reduce the duration of the common cold by an average of 75% when taken at the onset of symptoms. Due to the claims that we are able to make regarding the product's ability to reduce the duration of the common cold, we believe the product is unique in the cough and cold market category in which we compete. Virtually every other product in the cough and cold category treats symptoms of the common cold but does not claim to reduce the duration of the cold. Sales of Zicam Cold Remedy have grown steadily since its introduction in 1999 as customer awareness of the product has increased as a result of our marketing and public relations efforts, and word-of-mouth experience by consumers.

     Zicam Allergy Relief, our second nasal gel product, was introduced in the second quarter of 2000. Zicam Allergy Relief is designed to control allergy symptoms for sufferers of hay fever and other upper respiratory allergies. An initial double-blind scientific study conducted indicated that Zicam Allergy Relief reduced the severity of symptoms resulting from these types of allergies. We believe Zicam Allergy Relief is distinctive from most allergy products available in the market due to the absence of side effects, such as drowsiness or jitters. Although the number of individuals affected by allergies (estimated at 35 million people in the United States) is substantially smaller than the number of individuals affected by colds, allergy sufferers are more likely to require medication for a much longer period of time to relieve their allergy symptoms. Despite the lack of significant direct marketing or public relations support for Zicam Allergy Relief, product sales have steadily increased since inception.

BUSINESS STRATEGY

     Our objective is to become a leading provider of consumer healthcare products which utilize innovative and proprietary alternative delivery systems. To achieve our objective, the key elements of our business strategy include the following:

     EXPANDING MARKETING EFFORTS FOR EXISTING PRODUCTS: We intend to continue to develop and refine our sales and marketing efforts for our current products to increase market penetration of our Zicam products in U.S. households. Such efforts include improving the timing and consistency of marketing activities compared to previous years, executing effective trial generating programs, implementing programs with retailers to enhance consumer awareness of our products and seeking to increase recommendations from healthcare professionals. We are also implementing new creative advertising approaches and public relations efforts. We believe these efforts will continue to build brand awareness, trials and sales for our products.

     CAPITALIZING ON OUR NASAL GEL TECHNOLOGY AND KNOW-HOW: We intend to leverage our nasal gel technology and know-how to develop additional gel delivery system product offerings that complement the Zicam Cold Remedy and Zicam Allergy Relief products. We expect to commence production of these additional products in late 2002, assuming all quality and regulatory requirements can be met. Additional gel technology products may include over-the-counter pharmaceutical ingredients that can be effectively delivered through our nasal gel delivery system. We believe extending the product line in this way will bring additional consumer awareness and expand our product presence and support from retailers.

     EXTENDING SALES INTO NEW MARKETS: International markets represent an important growth opportunity for Gum Tech. We intend to explore expanding sales into appropriate international markets where sales prospects are favorable. Because of the complex and multiple regulatory environments, languages, customs, logistics and working capital requirements involved in developing these markets, we are exploring possible relationships with multi-national business organizations and established international distributors capable of introducing products and competing in international markets. We believe this approach could provide significant sales growth opportunities for our current and future products. However, we do not intend to sacrifice potential long term returns for shareholders for short term results.

     PURSUING ADDITIONAL DELIVERY SYSTEMS: Our success in expanding consumer acceptance of our nasal gel delivery system and growing the Zicam franchise indicates to us that opportunities exist to pursue development of other unique and proprietary consumer healthcare product delivery systems. Such systems may include gel coatings, rapid dissolve products, sub-lingual products and soft gels that effectively deliver over-the-counter pharmaceutical and nutritional products. We believe that our focus on identifying, through internal research and development efforts and through consideration of external opportunities can provide growth opportunities for Gum Tech.

CUSTOMERS

     We sell our products directly to major food, drug, mass market (e.g. Wal-Mart, Target) and wholesale warehouse retailers throughout the United States, and to distributors that sell to smaller retail establishments. We believe that Zicam Cold Remedy is sold in over 50,000 retail outlets and Zicam Allergy Relief is sold in over 30,000 retail outlets. We are highly dependent on a small group of large national retailers for our product distribution such that 10 customers account for almost 70% of our sales. Of these customers, Wal-Mart and Walgreens each accounted for more than 10% of our sales in 2001. Our agreements with our customers generally provide for their ability to return unsaleable merchandise, including damaged product, excessive overstock or out-of-date product. We provide in our financial results as an offset against sales, an estimate for expected returns. Due to the continuing growth and success of both Zicam products, we have not experienced unusual or excessive amounts of product returns, other than that which occurred in connection with the initial introduction of Zicam Cold Remedy in late 1999 and early 2000, which resulted in overstock and out-of-date situations with a few retailers. To the extent that any of our largest customers were to stop carrying our products for any reason, or were to fail to pay us for our products, our sales or financial results could be negatively impacted.

MANUFACTURING AND DISTRIBUTION

     The Zicam products are manufactured for us by Botanical Laboratories Inc. in Ferndale, Washington. Botanical Laboratories is a recognized leader in the development, formulation and manufacture of homeopathic medicines and herbal and specialty supplements. Botanical Laboratories operates under a federal Food and Drug Administration (FDA) Drug Manufacturing License and has confirmed to us that it adheres to current Good Manufacturing Practices (cGMP's) in its production processes and procedures. It has met all of our production requirements in the past and we believe it should be able to meet our production needs, taking into account expected growth in sales, in the future. Botanical Laboratories sources all raw materials used in its production of the Zicam products through third party suppliers. These raw materials are widely available. To date, we have not operated under a supply agreement with Botanical Laboratories, but instead have successfully relied on individual production orders to meet our product sales needs. We are currently in the process of negotiating a general supply agreement with Botanical Laboratories. We expect that under the agreement, Botanical Laboratories will continue to be the primary production supplier for the existing Zicam products. We have identified at least one other supplier that we believe is capable of meeting our current production requirements.

     With the exception of purchasing packaging materials, Botanical Laboratories is responsible for all aspects of the manufacturing process, including formulating product mixtures, filling bottles, assembling finished product and packing finished product in master cases. Finished product is shipped by Botanical Laboratories to an independent warehouse in Phoenix for storage prior to shipment to our customers. We do not currently have, and we have not historically had, material amounts of backlog orders.

RESEARCH AND DEVELOPMENT

     Research and development is an important part of our business. Expenditures in the last two years have been primarily related to clinical testing costs for our two Zicam products and our nicotine gum project. We anticipate that expenditures in the future will be related to new product development in conjunction with our efforts to expand the Zicam brand.

FDA AND OTHER GOVERNMENT REGULATION

     We are subject to various federal, state and local laws and regulations affecting our business. All of our products are subject to regulation by the FDA, including regulations with respect to the approval of manufacturing processes and procedures, ingredients in the products, labeling and claims made. In addition, both of our products are subject to the requirements of the Homeopathic Pharmacopeia of the Unites States. Our claims and advertising are subject to the rules of the Federal Trade Commission (FTC). Although we believe that our products and claims comply in all material respects with all regulatory requirements, if the FDA or FTC were to determine that we are in violation of any such requirement, either agency could restrict our ability to market the products, change the claims that we make or cause us to remove the products from the market.

ENVIRONMENTAL MATTERS

     Compliance with environmental rules and regulations did not significantly affect our earnings or competitive position during 2001. We ceased direct manufacturing and product storage operations in July 2001 when we sold substantially all of our chewing gum assets and related business to Wrigley. Our Zicam product manufacturing and warehousing in 2001 was outsourced to third party contractors. As a result, expenses in the latter half of 2001 related to environmental monitoring and regulatory compliance were significantly reduced. With our continued outsourcing of Zicam product manufacturing and storage, and no present plans to return to direct manufacturing or storage of products, we expect these expenses to remain low in the foreseeable future.

TRADEMARKS, TRADE NAMES, AND PROPRIETARY RIGHTS

     We received a patent (#6,080,783) from the U.S. Patent and Trademark Office for Zicam Cold Remedy. This patent covers the delivery of zincum gluconium in a particular formula and viscosity to the nasal cavity. We believe this patent affords significant protection from competitors that may wish to sell similar products. We have been informed by the U.S. Patent and Trademark Office that an expansion of our current patent will be issued in the near future which will enhance the protection of the Zicam Cold Remedy product. We have also filed for similar patents for Zicam Cold Remedy in several other countries, including Canada, Mexico, the European Union, Hong Kong, Japan, Korea, China, Brazil and India. We hold a registered trademark for "Zicam" in the United States, the European Union, Japan and Australia and we have applied for similar trademark protection in other countries, including Mexico, China, Taiwan and Brazil. We intend to file for patent and trademark protection for other products that we bring to market in the future. There can be no assurance, however, that our existing patent or any additional patents we may secure in the future will be adequate to protect the Company's intellectual property from a competitor's actions. Further, patent litigation can be very time-consuming and costly.

EMPLOYEES

     As of December 31, 2001, we employed 10 people in our Phoenix, Arizona headquarters office and 8 individuals in our California office. The ten employees in Phoenix consist of two executive officers and individuals responsible for operations, sales, investor relations, and accounting. We closed our California office at the end of February 2002, moving the administrative and marketing functions previously handled in that office to our Phoenix office.

SEASONALITY

     Sales of both Zicam products are highly seasonal, with most sales occurring during the respective cold and allergy seasons. The cold season generally runs from September through April, while the allergy season runs from April through October. Both of these seasons vary in intensity and duration from year to year.

COMPETITION

     Zicam Cold Remedy competes in the highly competitive cough and cold market category with a vast number of well-established brands marketed by large pharmaceutical and consumer products companies. With our limited resources, we are aiming to succeed in this category by emphasizing Zicam Cold Remedy's distinctive claim regarding its ability to reduce the duration of the common cold. Zicam Allergy Relief competes against a smaller number of over-the-counter products in the allergy market category, but also competes against highly marketed prescription allergy products. Zicam Allergy Relief also competes with products that are marketed by large pharmaceutical and consumer products companies. Participants in the cough and cold and allergy markets compete primarily on the basis of price, quality of product and consumer awareness. Most of our competitors have substantially greater financial, marketing and other resources, longer operating histories, larger product portfolios and greater brand recognition than we do.

ITEM 2. DESCRIPTION OF PROPERTY

     We have leased office space at 2375 E. Camelback Road in Phoenix, Arizona through February 2004 to house our corporate offices. Warehouse storage of our finished goods, including shipping services, are provided by a contract warehouse in Phoenix through a month to month agreement. We consider our existing facilities to be adequate and suitable for their intended use.

ITEM 3. LEGAL PROCEEDINGS

     On October 16, 1996, a lawsuit was filed against us and other parties in the United States District Court for the Central District of California. The action was entitled GCN Products, Inc. vs. Roy Kelly, et al. The complaint, as it related to us, principally alleged that we engaged in unlawful rebates, appropriations and overcharges, commercial bribery, fraud and unjust enrichment. On September 4, 1998, the court granted a motion for summary judgment in our favor, and dismissed the plaintiff's claims against us. GCN Products subsequently appealed the decision of the District Court to the U.S. Court of Appeals for the Ninth Circuit. In November, 2001 the U.S. Court of Appeals for the Ninth Circuit affirmed the decision of the District Court dismissing the plaintiff's claims against us.

     On June 2, 1999, we filed a complaint in the Superior Court of Maricopa County, Arizona against DJ Ltd. ("DJ"). Our complaint sought a declaratory judgment that DJ was not owed any fee under an agreement entered into between the parties pursuant to which DJ was to act as our financial advisor. DJ removed the case to the United States District Court for the District of Arizona and filed a counterclaim. In its counterclaim, DJ alleges that we breached the contract between the parties and that Gum Tech has been unjustly enriched. DJ seeks damages in the amount of $480,000, plus costs, expenses and warrants to purchase 50,000 shares of Gum Tech common stock. An expert hired by DJ in the lawsuit has computed the cost of the warrants that would have been issued at $200,000 to $400,000. DJ also seeks a declaratory judgment confirming its version of its rights under the agreement. We anticipate the case will move to the trial phase in the fall of 2002. We intend to vigorously defend this action.

     On November 9, 1999, The Quigley Corporation commenced a civil action against us and Gel Tech in the United States District Court for the Eastern District of Pennsylvania. The complaint alleged that Zicam Cold Remedy infringed on a patent licensed to The Quigley Corporation and sought compensatory damages and injunctive relief and sought compensatory damages and injunctive relief. Without admitting guilt, Gum Tech and Gel Tech agreed to settle the case in June 2001 to avoid the potential adverse consequences of an unfavorable outcome, including potential damages that may have been awarded to Quigley or the entry of an order for injunctive relief. The settlement provided for payments of $1.138 million and a royalty payment of 5.5% of net sales of Zicam Cold Remedy, but not less than $500,000, for the period April 1, 2001 to through March 5, 2002.

     On November 8, 2000, Gel Tech filed a complaint in the U.S. District Court for the District of Arizona against AccuMed, Inc. Our complaint involved claims of patent infringement, copyright infringement and unfair competition concerning a cold remedy product manufactured and distributed by AccuMed. In a settlement with AccuMed in December 2001, both parties agreed to the entry of an order that Gel Tech's U.S. Patent No. 6,080,783 was valid and infringed upon by AccuMed. AccuMed further agreed that it would discontinue its competing zinc-based cold remedy products by the end of 2001, and would not produce such products in the future.

     We are not involved as a party in any other legal proceeding other than various claims and lawsuits arising in the normal course of business, none of which, in the opinion of our management, is individually or collectively material to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 2001 Annual Meeting of Stockholders, held on December 4, 2001, the stockholders approved the election of the following directors to serve for the following year or until their successors are elected:

     NAME                               FOR               ABSTAIN
     ----                               ---               -------
     Edward E. Faber                    9,176,764         1,561
     William C. Egan                    9,176,764         1,561
     Carl J. Johnson                    9,176,764         1,561
     Edward J. Walsh                    9,176,764         1,561
     William A. Yuan                    9,176,764         1,561
     Michael A. Zeher                   9,176,764         1,561

     Our shareholders also approved the Gum Tech International, 2001 Employee Stock Incentive Plan:

     FOR               AGAINST          ABSTAIN
     ---               -------          -------
     9,156,664         20,600           1,061

EXECUTIVE OFFICERS OF GUM TECH

     The names, ages, positions and business experience of each of our executive officers are listed below. Each executive officer is appointed by our board of directors to hold his office until his successor is appointed and qualified or until such earlier time as such officer may resign or be removed by the board.

Carl J. Johnson, 53           Mr. Johnson joined Gum Tech in July 2001 as
President and Chief           President and Chief Executive Officer and as a
Executive Officer             member of the board of directors. Mr. Johnson's
                              professional experience spans twenty years in the product development, marketing, and sales arenas with several large pharmaceutical and consumer goods companies. From 1993 to 2001, Mr. Johnson was Vice President, Commercial Development with
                              Perrigo Company, a public company and leading manufacturer of over-the-counter pharmaceutical and nutritional products for the store brand market. In that capacity he was responsible for the procurement of new products and technologies and contract manufacturing services with emphasis on Abbreviated New Drug Applications (ANDA) products. From 1973 to 1989, Mr. Johnson worked at
                              Johnson & Johnson, where he held a number of positions of increasing responsibility in marketing and sales, including responsibility for the national launch of the Acuvue(R) disposable contact lenses. Mr. Johnson also provided marketing leadership for a special Johnson &
                              Johnson team that was selected to re-engineer sales, administrative and operational functions.
                              Mr. Johnson earned a Master of Business
                              Administration - Marketing from the Fairleigh
                              Dickinson University and a Bachelor of Science in Economics from Wagner College.

William J. Hemelt, 48         Mr. Hemelt joined Gum Tech in June 1998 as our
Executive Vice President,     Chief Financial Officer, Treasurer, and Secretary.
Operations, Chief Financial   The additional title of Executive Vice President,
Officer, Treasurer and        Operations was added in 2001. From 1980 to 1997,
Secretary                     Mr. Hemelt held a variety of financial positions
                              with Arizona Public Service Company, Arizona's largest utility, including six years as Treasurer and four years as Controller. Mr. Hemelt earned a Master of Business Administration and a Bachelor of Science in Electrical Engineering from Lehigh
                              University.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has traded on the Nasdaq National Market under the symbol "GUMM" since April 24, 1996. The following table sets forth, for the quarters indicated, the range of high and low closing prices of our common stock as reported by the Nasdaq National Market.

                                                          MARKET PRICE
                                                      ---------------------
                                                        HIGH         LOW
                                                      --------     --------
     FISCAL YEAR 2000
     First Quarter.................................   $ 33.875     $14.5625
     Second Quarter................................   $ 15.125     $   9.25
     Third Quarter.................................   $17.0625     $11.3125
     Fourth Quarter................................   $  17.25     $   6.50

     FISCAL YEAR 2001
     First Quarter.................................   $  9.875     $ 6.9688
     Second Quarter................................   $   9.70     $   7.13
     Third Quarter.................................   $   8.25     $   6.60
     Fourth Quarter................................   $   7.99     $   6.40

     FISCAL YEAR 2002
     First Quarter (through March 20, 2002)........   $   8.29     $   6.52

     As of March 20, 2002, we had approximately 5,100 record and beneficial stockholders.

DIVIDEND POLICY

     Since our initial public offering in 1996, we have not paid dividends on our common stock and do not expect to pay dividends in the future. We intend to retain any earnings to fund the expansion of our business. The amount of future dividends, if any, will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other factors, including any contractual or statutory restrictions on our ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data for Gum Tech for each of the years in the five-year period ended December 31, 2001, and where appropriate reflects results on a continuing and discontinued operations basis. The financial data presented below is derived from Gum Tech's financial statements audited by independent auditors. For additional information, see the financial statements of Gum Tech and the notes thereto included elsewhere in this report. The following table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is qualified by reference thereto and to Gum Tech's financial statements and notes thereto.

       (000's, except per share data)           2001        2000        1999        1998        1997
                                              --------    --------    --------    --------    --------
Net sales                                     $ 16,072    $ 10,817    $  9,593    $      0    $      0
Net income (loss)
  -- Continuing Operations                    $ (4,799)   $ (6,166)   $   (172)   $      0    $      0
  -- Discontinued Operations                  $ 17,412    $ (1,971)   $   (601)   $ (6,261)   $ (5,399)

Net income (loss) per share of common stock
  -- Continuing Operations                    $  (0.52)   $  (0.69)   $  (0.06)   $      0    $      0
  -- Discontinued Operations                  $   1.88    $  (0.22)   $  (0.08)   $  (0.97)   $  (1.02)
Dividends per share                           $      0    $      0    $      0    $      0    $      0
Shares outstanding at year end                   9,432       9,047       8,321       6,858       5,856
Total assets                                  $ 42,507    $ 16,981    $ 20,028    $  7,900    $  9,685
Long term obligations                         $  5,254    $      0    $  2,241    $  2,380    $  3,785
Stockholders' equity                          $ 24,369    $ 10,448    $ 12,702    $  3,718    $  4,673

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In Fiscal 2001 we undertook a significant change in our strategic plan and related business operations by exiting the chewing gum business and refocusing entirely on the development, production and sale of healthcare products utilizing innovative delivery systems for bioactive compounds, including our two Zicam products. In July 2001, we sold substantially all of our assets and business related to our chewing gum operations to Wrigley. In December 2001, we acquired the remaining 40% of Gel Tech, making Gel Tech a wholly-owned subsidiary of Gum Tech. Through our acquisition of the remaining 40% of Gel Tech, we believe that we can consolidate operations and streamline decision-making in order to capitalize on the growth potential that we believe exists in our current Zicam products and in related product line extensions.

     Our financial results reflect our former chewing gum operations as discontinued operations, and consequently these operations are not reflected in the following discussion and analysis.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

     We report Gel Tech's financial results on a consolidated basis. We owned 60% of Gel Tech prior to December 5, 2001 and 100% on and subsequent to that date. Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                              YEARS ENDED DECEMBER 31,
                                     -----------------------------------------
                                            2001                   2000
                                     ------------------     ------------------
Net sales                            $ 16,072       100%    $ 10,817       100%
Cost of sales                           4,215        26        3,411        32
                                     --------    ------     --------    ------

Gross profit                           11,857        74        7,406        68
Operating expenses                     16,964       106       15,657       145
Research and development                  716         4          433         4
                                     --------    ------     --------    ------

Income (loss) from operations          (5,823)      (36)      (8,684)      (81)
Interest and other income - net           174         1          284         3
Interest expense                          163         1          433         4
                                     --------    ------     --------    ------

Income (loss) from continuing
operations before income tax
  and minority interest              $ (5,812)      (36)%   $ (8,833)      (82)%
                                     ========    ======     ========    ======

NET SALES

     Sales of Zicam Cold Remedy and Zicam Allergy Relief products are highly seasonal. The cold season generally occurs between the months of September through April, although the peak and the intensity of the cold season varies from year to year. The allergy season generally occurs during the months of April through October, with peaks occurring in April through June and September through October. The 1999-2000 cold season peaked very early and subsequently dropped off rapidly in the first quarter of 2000, whereas the 2000-2001 cold season began very slowly, but continued at a higher than normal level into the first quarter of 2001.

     For 2001, net sales of Zicam Cold Remedy and Zicam Allergy Relief increased to $16.1 million or approximately 49% above the 2000 level. Unit sales of Zicam Cold Remedy in 2001 increased more than 60% over the prior year due primarily to increased sales to end-use consumers due to increased consumer awareness of the product and the introduction in 2001 of a new twin-pack Cold Remedy product, which was well received in the marketplace. Sales of Zicam Cold Remedy accounted for approximately 70% of net sales in 2001. The sales comparison to 2000 is also affected by relatively low sales in 2000 due to a high level of inventory held by retailers at the start of the 2000-2001 cold season as a result of initial purchases made in connection with introduction of the product in the prior year.

     Zicam Allergy Relief was introduced in March 2000. Unit sales of Zicam Allergy Relief increased more than 30% in 2001 over the prior year due to increased sales to end-use customers and a greater level of retail distribution.

COST OF SALES

     Cost of sales increased in 2001 from the prior year by approximately $800,000, reflecting the higher level of sales, but decreased as a percentage of sales from 32% in 2000 to 26% in 2001 due to higher freight costs experienced in early 2000 during the introduction of Zicam Cold Remedy and a decrease in manufacturing costs in 2001.

GROSS PROFIT

     Gross profit increased from $7.4 million in 2000 to $11.9 million in 2001 as a result of the higher sales level and decreases in the cost of sales.

OPERATING EXPENSES

     Operating expenses increased from $15.7 million in 2000 to $17.0 million in 2001 due to the amount of the settlement that we paid and legal expenses that we incurred in connection with The Quigley Corporation's lawsuit against us and Gel Tech. The combined settlement amount and expenses amounted to nearly $2.5 million. That increase was partially offset by a small decrease in marketing expenses between the two periods. Our royalty obligations to Quigley ended on March 5, 2002. We expect that operating expenses will be lower in 2002 than in 2001, primarily due to the absence of the impact of the Quigley litigation.

RESEARCH AND DEVELOPMENT

     The increase in research and development expense in 2001 is attributable to costs associated with our nicotine gum project that were incurred subsequent to the termination of our joint venture with Swedish Match. After termination of the joint venture, Swedish Match no longer reimburses us for research and development expenses related to nicotine gum. We expect to continue to incur research and development expenses for the foreseeable future as we undertake further work on our Zicam products, including potential product line extensions, and explore other product opportunities.

INTEREST AND OTHER INCOME - NET

     Interest and other income principally reflects interest income on our cash investments. We invested our cash, which increased significantly as a result of receipt of the proceeds from the sale of substantially all of our chewing gum business assets and 200,000 shares of our common stock to Wrigley in July 2001, in relatively low yielding U.S. Treasury securities. Offsetting this income in 2001, was a write-down in the amount of $250,000 for an investment in a company that Gum Tech had evaluated and rejected as a possible acquisition candidate.

INTEREST EXPENSE

     Interest expense decreased from $433,000 in 2000 to $163,000 in 2001 due to our repayment in early 2000 of debt and lease financings.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX AND MINORITY INTEREST

     The loss from continuing operations before income taxes and minority interest improved in 2001 by approximately $3.0 million over 2000 due to the higher sales levels, offset in part by the higher expenses resulting from the Quigley lawsuit.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

                                               YEARS ENDED DECEMBER 31,
                                     -----------------------------------------
                                            2000                   1999
                                     ------------------     ------------------
Net sales                            $ 10,817       100%    $  9,593       100%
Cost of sales                           3,411        32        2,703        28
                                     --------    ------     --------    ------

Gross profit                            7,406        68        6,890        72
Operating expenses                     15,657       145        4,550        47
Research and development                  433         4          242         3
                                     --------    ------     --------    ------

Income (loss) from operations          (8,684)      (81)       2,098        22
Interest and other income - net           284         3          124         1
Interest expense                          433         4        1,020        11
                                     --------    ------     --------    ------

Income (loss) from continuing
operations before income tax
  and minority interest              $ (8,833)      (82)%   $  1,202        12%
                                     ========    ======     ========    ======

NET SALES

     Net sales increased from $9.6 million in 1999 to $10.8 million in 2000. Sales of Zicam Allergy Relief, which was introduced in early 2000, accounted for approximately one-third of 2000 net sales and offset a decrease in sales of Zicam Cold Remedy from the 1999 level. Unit sales of Zicam Cold Remedy decreased in 2000 from 1999 levels due to the high level of introductory sales to retailers in late 1999 following widespread national publicity of the product. These introductory sales subsequently resulted in an overstock by retailers of the product at the beginning of the 2000-2001 cold season.

COST OF SALES

     Cost of sales increased in 2000 from the prior year by approximately $700,000 reflecting the higher level of sales, and increased as a percentage of sales from 28% in 1999 to 32% in 2000 due primarily to high freight costs incurred in early 2000 required to expedite shipment of components and finished goods during the initial introductory period for Zicam Cold Remedy.

GROSS PROFIT

     Gross profit increased from $6.9 million in 1999 to $7.4 million in 2000 due to the higher level of sales, offset in part by higher freight costs incurred in early 2000.

OPERATING EXPENSES

     Operating expenses increased from $4.6 million in 1999 to $15.7 million in 2000 due principally to a $10 million increase in advertising expense. The increase in advertising, relative to sales levels, is largely due to the Company's decision to significantly increase its advertising budget to promote Zicam Cold Remedy. Operating expenses also increased due to an increase in legal expenses arising from the patent infringement lawsuit filed by The Quigley Corporation against us and Gel Tech, and a one-time $310,000 settlement cost of another lawsuit.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased in 2000 to $433,000 from $242,000 in 1999 as a result of additional clinical work related to the Zicam Cold Remedy and Zicam Allergy Relief products.

INTEREST AND OTHER INCOME

     Interest and other income increased from $124,000 in 1999 to $284,000 in 2000 due to a higher level of invested cash maintained throughout 2000.

INTEREST EXPENSE

     Interest expense decreased significantly from $1,020,000 in 1999 to $433,000 in 2000 due to Gum Tech's repayment of debt and lease financings in early 2000.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX AND MINORITY INTEREST

     The income from continuing operations before income tax and minority interest declined from an income amount of $1.2 million in 1999 to a loss of $8.8 million in 2000 due primarily to the sizeable increase in advertising expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital increased to approximately $13.4 million at December 31, 2001 from $5.6 million at December 31, 2000. During this period, we experienced a decrease in cash from operating activities of approximately $4.5 million, due primarily to a net loss from continuing operations (after minority interest in subsidiary) of $6.1 million, offset in part by a decrease in accounts payable of $2.1 million.

     Cash flows from investing activities provided $5.7 million in cash in 2001, due to $23.5 million of net cash received from the sale of substantially all of our chewing gum assets and related business to Wrigley, offset in part by a $10.5 million net investment in marketable securities, a $6.2 million initial payment to acquire the remaining 40% interest in Gel Tech and a $1.2 million investment in capital equipment for gum manufacturing operations prior to its sale.

     Cash flow from financing activities provided $2.6 million in cash largely due to $1.5 million in proceeds received from our sale of 200,000 shares of common stock to Wrigley and cash received from the issuance of stock upon the exercise of options and warrants.

     At December 31, 2001, we had a $1.0 million loan outstanding under our revolving credit agreement with Comerica Bank. The current credit facility is scheduled to expire in May 2002. We plan to replace the existing credit facility with a new credit facility with a higher credit limit and improved borrowing terms.

     Our capital requirements in 2002 consist of software and hardware improvements needed for our information technology systems. Other anticipated expenditures include costs associated with the further development and expansion of our Zicam products and the development and introduction of new products.

     We believe that our existing capital resources and our credit line are sufficient to fund our operations and capital requirements for the next twelve months.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS AND RISK FACTORS

FORWARD LOOKING STATEMENTS

     This Form 10-K, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "estimate", "anticipate", "intend", "may", "might", "will", "would", "could", "project" and "predict", or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in document incorporated by reference herein include, but are not limited to statements regarding:

     * our ability and intention to further develop and expand the market presence of our existing Zicam products and to bring other products to market, including our belief that the development of such other products can provide us with growth opportunities;

     * planned research and development and anticipated expenditures related to such activities;

     *    expected reductions in operating expenditures for fiscal 2002;

     * market acceptance and profitability of, and future consumer and retailer demand for, our products;

     * anticipated expansion into international markets for our Zicam products and our belief that such international markets could provide significant sales growth opportunities;

     * our belief that our marketing efforts will continue to build brand awareness and product sales;

     * intended filings of patent and trademark applications in the United States and in jurisdictions outside the United States;

     * our ongoing relationship with our primary product supplier, Botanical Laboratories, including its ability to meet our production needs in the future;

     *    our having no plans to directly manufacture and store our products;

     * our intention to secure a new credit facility with a higher credit limit and improved borrowing terms over our present credit facility; and

     *    the effect of interest rate changes on our financial position.

     We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or in public news releases. Such additional statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for future operations, financing needs or plans, the impact of inflation and plans relating to our products or services, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements.

     Statements in this Form 10-K, including those set forth in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", and under the subheading below entitled "Risk Factors", describe factors that could contribute to or cause actual results to differ materially from our expectations. Other factors include (i) less than anticipated demand or fluctuations in seasonal demand for our Zicam products, (ii) lack of market acceptance for or uncertainties concerning the efficacy of the Zicam products, (iii) difficulties in increasing production to meet unexpectedly high demand in the short term; (iv) financial difficulties encountered by one or more of our principal customers, (v) difficulties in obtaining additional capital for marketing, research and development, and other expenses, (vi) oversupply of product inventory to retailers, resulting in unsold product returns, and (vii) material litigation involving patent and contractual claims, product liabilities and consumer issues.

Forward-looking statements contained in this Form 10-K speak only as of the date of this Form 10-K or, in the case of any document incorporated by reference, the date of that document. We do not undertake, and we specifically disclaim any obligation, to publicly update or revise any forward-looking statement contained in this Form 10-K or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

RISK FACTORS

OUR NEW BUSINESS FOCUS MEANS WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO ASSESS OUR CURRENT AND PROSPECTIVE PERFORMANCE

     Although we have been in operations for a number of years, the significant change of direction and focus in our business that we made in 2001 by exiting the chewing gum business and refocusing entirely on the development, production and sale of healthcare products utilizing innovative delivery systems presents a limited operating history upon which you may evaluate our current and prospective performance. The possibility of our future success must be considered relative to the problems, challenges, complications and delays frequently encountered in connection with the development and operation of a new business, and the development and marketing of relatively new healthcare products such as Zicam Cold Remedy and Zicam Allergy Relief.

WE INCURRED SIGNIFICANT LOSSES IN PREVIOUS YEARS AND MAY NOT BECOME PROFITABLE

     We have recorded losses (excluding the income recorded in connection with the sale in July 2001 of substantially all of our chewing gum assets to Wrigley) in each of the last several years. While a significant portion of these loses were attributable to our former chewing gum operations that we sold to Wrigley, we cannot be certain that the change in our business focus in 2001 to healthcare products will result in our becoming profitable in the foreseeable future or over the longer term. Our need for continued expenditures for product research and development and marketing, among other things, will make it difficult for us to reduce our operating expenses in order to deal with lack of sales growth or unanticipated reductions in existing sales. Our failure to balance expenditures in any period with sales could have an adverse effect on our results of operations.

IF ZICAM COLD REMEDY AND ZICAM ALLERGY RELIEF DO NOT GAIN WIDESPREAD MARKET ACCEPTANCE, OUR ANTICIPATED SALES AND RESULTS OF OPERATIONS WILL SUFFER

     Although studies have indicated that Zicam Cold Remedy can significantly reduce the duration and severity of the common cold, we cannot be certain that the product will achieve widespread acceptance by the market. To date, Zicam Allergy Relief has not achieved the market success presently enjoyed by Zicam Cold Remedy. While we are working to increase Zicam Allergy Relief's market presence, we cannot be certain that demand for the product will grow. If any unanticipated problem arises concerning the efficacy of Zicam Cold Remedy or Zicam Allergy Relief, or either product fails to achieve widespread market acceptance for any other reason, our operating results and prospects would be materially adversely affected.

UNANTICIPATED PROBLEMS ASSOCIATED WITH PRODUCT DEVELOPMENT AND COMMERCIALIZATION COULD ADVERSELY AFFECT OUR OPERATING RESULTS

     Our successful development of existing and new products is subject to the risks of failure and delay inherent in the development and commercialization of products based on innovative technologies. These risks include the possibilities that:

     * we may experience unanticipated or otherwise negative research and development results;

     * existing or proposed products may be found to be ineffective or unsafe, or may otherwise fail to receive required regulatory clearances or approvals;

     * we may find that existing or proposed products, while effective, are uneconomical to commercialize or market;

     *    existing or proposed products do not achieve broad market acceptance;
          or

     * proprietary rights held by third parties preclude us from developing or marketing existing or proposed products.

     Our inability to develop and commercialize our existing products or any new products on a timely basis and within our financial budgets could have a material adverse effect on our operating results and future prospects.

OUR INABILITY TO PROVIDE SCIENTIFIC PROOF FOR PRODUCT CLAIMS MAY ADVERSELY AFFECT OUR SALES

     The marketing of our Zicam products involves claims that these products assist in reducing the duration of the common cold (in the case of Zicam Cold Remedy) and controlling allergy symptoms (in the case of Zicam Allergy Relief). Under FDA and FTC rules, we are required to obtain scientific data to support any health claims we make concerning our products. Although we have neither provided nor been requested to provide any scientific data to the FDA in support of claims regarding our Zicam products, we have obtained scientific data for all of our products. We cannot be certain, however, that the scientific data we have obtained in support of our claims will be deemed acceptable to the FDA or FTC, should either agency request any such data in the future. If the FDA or the FTC requests any supporting information, and we are unable to provide support that is acceptable to the FDA or the FTC, either agency could force us to stop making the claims in question or restrict us from selling the affected products.

FDA AND OTHER GOVERNMENT REGULATION MAY RESTRICT OUR ABILITY TO SELL OUR
PRODUCTS

     We are subject to various federal, state and local laws and regulations affecting our business. Our Zicam products are subject to regulation by the FDA, including regulations with respect to labeling of products, approval of ingredients in products, claims made regarding the products, and disclosure of product ingredients. If we do not comply with these regulations, the FDA could force us to stop selling the affected products or require us to incur substantial costs in adopting measures to maintain compliance with these regulations. Our advertising claims regarding our products are subject to the jurisdiction of the FTC as well as the FDA. In both cases we are required to obtain scientific data to support any advertising or labeling health claims we make concerning our products, although no pre-clearance or filing is required to be made with either agency. If we are unable to provide the required support for such claims, the FTC may stop us from making such claims or require us to stop selling the affected products.

WE MAY FAIL TO COMPETE EFFECTIVELY, PARTICULARLY AGAINST LARGER, MORE ESTABLISHED PHARMACEUTICAL AND HEALTH PRODUCTS COMPANIES, CAUSING OUR BUSINESS AND OPERATING RESULTS TO SUFFER

     The consumer health products industry is highly competitive. We compete with companies in the United States and abroad that are engaged in the development of both traditional and innovative healthcare products. Many of these companies have much greater financial and technical resources and production and marketing capabilities than we do. As well, many of these companies have already achieved significant product acceptance and brand recognition with respect to products that compete directly with our Zicam products. Our competitors may successfully develop and market superior or less expensive products which could render our Zicam and other future products less valuable or unmarketable.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY OR IF WE INFRINGE THE INTELLECTUAL PROPERTY OF OTHERS, OUR FINANCIAL CONDITION AND FUTURE PROSPECTS COULD BE MATERIALLY HARMED

     We rely significantly on the protections afforded by patent and trademark registrations that we routinely seek from the U.S. Patent and Trademark Office and from similar agencies in foreign countries. We cannot be certain that any patent or trademark application that we file will be approved by the USPTO or other foreign agencies. In addition, we cannot be certain that we will be able to successfully defend any trademark, trade name or patent that we hold against claims from, or use by, competitors or other third parties. No consistent policy has emerged from the USPTO or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology and similar patents. Our future success will depend on our ability to prevent others from infringing on our proprietary rights, as well as our ability to operate without infringing upon the proprietary rights of others. We may be required at times to take legal action to protect our proprietary rights and, despite our best efforts, we may be sued for infringing on the patent rights of others. Patent litigation is costly and, even if we prevail, the cost of such litigation could adversely affect our financial condition. If we do not prevail, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. We cannot be certain that any required license would be available to us on acceptable terms, or at all. If we fail to obtain a license, our business might be materially adversely affected. In addition to seeking patent protection, we rely upon a combination of non-disclosure agreements, other contractual restrictions and trade secrecy laws to protect proprietary information. There can be no assurance that these steps will be adequate to prevent misappropriation of our proprietary information or that our competitors will not independently develop technology or trade secrets that competes with our proprietary information.

WE MAY INCUR SIGNIFICANT COSTS RESULTING FROM PRODUCT LIABILITY CLAIMS

     We are subject to significant liability should use or consumption of our products cause injury, illness or death. Although we carry product liability insurance, there can be no assurance that our insurance will be adequate to protect us against product liability claims or that insurance coverage will continue to be available on reasonable terms. A product liability claim, even one without merit or for which we have substantial coverage, could result in significant legal defense costs, thereby increasing our expenses and lowering our earnings. Such a claim, whether or not proven to be valid, could have a material adverse effect on our product branding and goodwill, resulting in reduced market acceptance of our products. This in turn could materially adversely affect our results of operations and financial condition.

WE DO NOT HAVE MANUFACTURING CAPABILITIES OF OUR OWN

     We currently do not have the physical or human resources to independently manufacture our Zicam products or any other products that we may develop. We currently outsource all of our product manufacturing and packaging operations and intend to continue this outsourcing for the foreseeable future. If we are unable to enter into suitable arrangements for manufacturing of our Zicam products or any other products, or if our third party contractors fail to adequately perform their manufacturing operations, our sales and related financial results could be materially adversely affected. If, in the future, we decide to establish our own manufacturing facilities, we will require substantial additional funds and significant additional personnel to undertake such operations. We cannot be certain that such funding or a sufficient number of such qualified persons will be available for such an undertaking.

THE LARGE NUMBER OF SHARES ELIGIBLE FOR IMMEDIATE AND FUTURE SALES MAY DEPRESS THE PRICE OF OUR STOCK

     Sales of substantial amounts of our common stock in the open market or the availability of a large number of additional shares for sale could adversely affect the market price of our common stock. Substantially all of our outstanding shares of common stock, as well as the shares underlying vested but as yet unexercised warrants and options, have either been registered for public sale or may be sold under Rule 144 promulgated under the Securities Act of 1933, as amended. Therefore, all of these shares may be immediately sold by the holders. A substantial increase in sales of our common stock could depress the price of our common stock.

THE PRICE OF OUR STOCK MAY CONTINUE TO BE VOLATILE

     The market price of our common stock, which is quoted for trading on the Nasdaq National Market, has been highly volatile and may continue to be volatile in the future. Any or a combination of the following factors could cause the market value of our common stock to decline quickly: Operating results that differ from market expectations, negative or other unanticipated results of clinical trials or other testing, delays in product development, technological innovations or commercial product introductions by our competitors, changes in government regulations, developments concerning proprietary rights, including pending or threatened patent litigation, public concerns regarding the safety of any of our products and general economic and stock market conditions. Since the Spring of 2000, the stock market has experienced, and it may continue to experience, significant price and volume fluctuations. These fluctuations have particularly affected the market prices of equity securities of many small capitalization companies, like Gum Tech, that are not yet profitable or that experience low or inconsistent earnings. Often, the effect on the price of such securities is disproportionate to the operating performance of such companies. In our case, such broad market fluctuations may adversely our stockholders' ability to dispose of their shares of Gum Tech at a price equal to or above the price at which they purchased such shares.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank, which is described in the notes to our consolidated financial statements contained in this Form 10-K. As of the fiscal year ended December 31, 2001, we had a $1.0 million outstanding balance against this line of credit. During fiscal 2001, the average outstanding balance on a daily basis was approximately $1.0 million. Based on our average borrowings in 2001, a hypothetical interest rate change of 1% would increase our interest expense approximately $10,000 per year from the expense levels that we experienced in 2001. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

     As of December 31, 2001, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We presently hold approximately $15.0 million in short-term U.S. treasury securities which are not subject to material risk. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in 2001) or commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors' Report and Consolidated Financial Statements of Gum Tech, including the Notes to those statements, are included in Part IV, Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have had no disagreements with our independent accountants with respect to accounting and financial disclosure, and we have not changed our independent accountants during the two most recent fiscal years.

                                    PART III

ITEM 10. INFORMATION CONCERNING DIRECTORS, NOMINEES, AND EXECUTIVE OFFICERS

     The information required by this Item for our directors and executive officers is set forth in Part I of this Form 10-K under the heading "Executive Officers of Gum Tech" and in our Proxy Statement relating to our 2002 annual meeting of stockholders to be held on June 18, 2002 (the "2002 Proxy Statement"), under the headings, "Proposal No. 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated herein by this reference as if set forth in full.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item for our executive officers is set forth in the 2002 Proxy Statement, under the heading, "Executive Compensation", and is incorporated herein by this reference as if set forth in full. The information set forth in the 2002 Proxy Statement under the headings, "Report of the Audit Committee" and "Report of the Compensation Committee" is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item for certain of our beneficial owners is set forth in the 2002 Proxy Statement, under the headings, "Securities Authorized For Issuance Under Equity Compensation Plans" and "Security Ownership of Certain Beneficial Owners", and is incorporated herein by this reference as if set forth in full.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth in the 2002 Proxy Statement, under the headings, "Certain Relationships and Related Transactions" and "Information Concerning Directors - Compensation Committee Interlocks," and is incorporated herein by this referenced as if set forth in full.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Financial Statements                                                        Page
--------------------                                                        ----

Independent Auditors' Report                                                  21

Consolidated Balance Sheets as of December 31,
  2001 and 2000                                                               22

Consolidated Statements of Operations for the
  years ended December 31, 2001, 2000 and 1999                                24

Consolidated Statements of Changes in Stockholders'
  Equity for the years ended December 31, 2001, 2000
  and 1999                                                                    25

Consolidated Statements of Cash Flows for the years
  ended December 31, 2001, 2000 and 1999                                      27

Notes To Consolidated Financial Statements                                    29

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Gum Tech International, Inc.

     We have audited the accompanying consolidated balance sheets of Gum Tech International, Inc. and Subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gum Tech International, Inc. and Subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

                                        Angell & Deering
                                        Certified Public Accountants

Denver, Colorado
February 8, 2002

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                            2001             2000
                                                        ------------     ------------
Current Assets:
  Cash and cash equivalents                             $  7,342,985     $  3,485,204
  Restricted cash                                          1,503,150        1,187,114
  Accounts receivable:
    Trade, net of allowance for doubtful
    accounts of $468,389 and $306,835                      4,461,156        4,198,731
    Employees                                                     --              911
  Inventories                                              1,580,912        3,056,782
  Marketable securities                                   10,656,380               --
  Prepaid expenses                                           508,462          119,715
  Notes receivable                                           200,000          150,000
                                                        ------------     ------------

    Total Current Assets                                  26,253,045       12,198,457
                                                        ------------     ------------

Property and Equipment, at cost:
  Machinery and equipment                                         --        5,255,308
  Office furniture and equipment                              94,277          350,076
  Leasehold improvements                                       2,112          553,288
                                                        ------------     ------------

                                                              96,389        6,158,672
  Less accumulated depreciation                              (33,245)      (2,166,093)
                                                        ------------     ------------

    Net Property and Equipment                                63,144        3,992,579
                                                        ------------     ------------

Other Assets:
  Deposits                                                    32,400          789,868
  Patents, net of accumulated amortization of $4,619       1,118,981               --
  Goodwill                                                15,039,836               --
                                                        ------------     ------------

    Total Other Assets                                    16,191,217          789,868
                                                        ------------     ------------

    Total Assets                                        $ 42,507,406     $ 16,980,904
                                                        ============     ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    2001           2000
                                                                ------------    ------------
Current Liabilities:
  Accounts payable and accrued expenses                         $  5,928,985    $  3,780,264
  Customer deposits                                                       --          64,862
  Sales returns and allowances                                     1,031,897         855,760
  Notes payable                                                    1,000,000       1,000,000
  Current portion of long-term debt                                4,923,882           2,956
  Deferred revenue                                                        --         936,141
                                                                ------------    ------------

      Total Current Liabilities                                   12,884,764       6,639,983
                                                                ------------    ------------

Long-Term Debt, net of current portion above:
  Financial institutions and other                                10,177,525              --
  Obligations under capital leases                                        --           2,956
  Less current portion above                                      (4,923,882)         (2,956)
                                                                ------------    ------------

      Total Long-Term Debt                                         5,253,643              --
                                                                ------------    ------------

Minority interest in consolidated affiliate                               --        (107,547)
                                                                ------------    ------------

Commitments and Contingencies                                             --              --

Stockholders' Equity:
  Preferred stock: no par value, 1,000,000 shares authorized:
    Series A preferred stock, $1,000 stated value,
    2,000 shares authorized, none issued and outstanding                  --              --
  Common stock: no par value, 20,000,000 shares
    authorized, 9,432,251 and 9,047,047 shares
    issued and outstanding                                        33,120,651      30,459,362
  Additional paid in capital                                       2,374,744       3,675,699
  Accumulated deficit                                            (11,073,960)    (23,686,593)
                                                                ------------    ------------

                                                                  24,421,435      10,448,468
Less common stock held in treasury, at cost
(8,100 and -0- shares)                                               (52,436)             --
                                                                ------------    ------------

      Total Stockholders' Equity                                  24,368,999      10,448,468
                                                                ------------    ------------

      Total Liabilities and Stockholders' Equity                $ 42,507,406    $ 16,980,904
                                                                ============    ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                       2001            2000           1999
                                                   ------------    ------------    ------------
Net sales                                          $ 16,072,162    $ 10,817,286    $  9,593,447
Cost of sales                                         4,214,812       3,410,904       2,703,509
                                                   ------------    ------------    ------------

    Gross Profit                                     11,857,350       7,406,382       6,889,938

Operating expenses                                   16,963,958      15,656,697       4,549,647
Research and development                                716,390         433,560         241,893
                                                   ------------    ------------    ------------

    Income (Loss) From Operations                    (5,822,998)     (8,683,875)      2,098,398
                                                   ------------    ------------    ------------

Other Income (Expense):
  Interest and other income, net                        174,023         283,504         123,564
  Interest expense                                     (162,882)       (433,237)     (1,020,219)
                                                   ------------    ------------    ------------

Total Other Income (Expense)                             11,141        (149,733)       (896,655)
                                                   ------------    ------------    ------------

Income (Loss) Before Provision For
  Income Taxes and Minority Interest                 (5,811,857)     (8,833,608)      1,201,743
Provision for income taxes                                   --              --              --

Minority interest in earnings of
  consolidated affiliate                              1,012,543       2,667,165      (1,374,117)
                                                   ------------    ------------    ------------

    Net Income (Loss) From Continuing Operations     (4,799,314)     (6,166,443)       (172,374)
                                                   ------------    ------------    ------------

Discontinued Operations:
  Loss from discontinued operations                    (305,415)     (1,970,637)       (601,247)
  Gain on disposal of gum operations, net of
    income taxes of $325,000                         17,717,362              --              --
                                                   ------------    ------------    ------------

Total Gain (Loss) From Discontinued Operations       17,411,947      (1,970,637)       (601,247)
                                                   ------------    ------------    ------------

Net Income (Loss)                                    12,612,633      (8,137,080)       (773,621)
Preferred stock dividends                                    --          12,005         238,466
                                                   ------------    ------------    ------------

Net Income (Loss) Applicable to
Common Shareholders                                $ 12,612,633    $ (8,149,085)   $ (1,012,087)
                                                   ============    ============    ============

Net Income (Loss) Per Basic and Diluted Share
  of Common Stock:
    Continuing operations                          $       (.52)   $       (.69)   $       (.06)
    Discontinued operations                                1.88            (.22)           (.08)
                                                   ------------    ------------    ------------

Net Income (Loss)                                  $       1.36    $       (.91)   $       (.14)
                                                   ============    ============    ============

Weighted Average Number of Basic and Diluted
  Common Shares Outstanding                           9,284,234       8,906,635       7,412,959

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                 Series A
                                              Preferred Stock             Common Stock         Additional
                                           ----------------------    -----------------------    Paid in     Treasury   Accumulated
                                           Shares       Amount        Shares       Amount       Capital       Stock      Deficit
                                           -------    -----------    ---------   -----------   ----------    -------   ------------
Balance at December 31, 1998                    --    $        --    6,857,999   $15,145,037   $2,915,152    $    --   $(14,342,384)

Issuance of common stock upon exercise
  of stock options and warrants                 --             --      890,800     3,672,044           --         --             --

Conversion of convertible notes payable
  into common stock                             --             --      317,046     1,505,972           --         --             --

Issuance of Series A preferred stock
  (net of costs of $519,011)                 2,000      2,000,000           --            --     (519,011)        --             --

Issuance of common stock for repayment
  of senior notes, including prepayment
  penalty                                       --             --      163,704     2,200,000           --         --             --

Issuance of common stock for redemption
  of Series A preferred stock, including
  prepayment penalty                        (1,000)    (1,000,000)      86,163     1,100,000           --         --             --

Issuance of common stock for payment of
  interest on senior notes                      --             --        4,993        64,526           --         --             --

Compensation from issuance of stock
  options                                       --             --           --            --       64,275         --             --

Issuance of warrants in connection
  with financing                                --             --           --            --    1,091,350         --             --

Payment of Series A preferred stock
  dividends                                     --             --           --            --           --         --       (238,466)

Dividend distribution of subsidiary             --             --           --            --           --         --       (183,037)

Net loss                                        --             --           --            --           --         --       (773,621)
                                           -------    -----------    ---------   -----------   ----------    -------   ------------

Balance at December 31, 1999                 1,000      1,000,000    8,320,705    23,687,579    3,551,766         --    (15,537,508)

Issuance of common stock upon exercise
  of stock options and warrants                 --             --      532,895     3,771,783           --         --             --

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                   (CONTINUED)

                                               Series A
                                            Preferred Stock           Common Stock          Additional
                                          ---------------------   -----------------------     Paid In      Treasury    Accumulated
                                          Shares      Amount       Shares       Amount        Capital       Stock        Deficit
                                          -------   -----------   ---------   -----------   -----------    --------    ------------
Issuance of common stock for repayment
  of senior notes                              --   $        --     145,395   $ 2,000,000   $        --    $     --    $         --

Issuance of common stock for redemption
  of Series A preferred stock              (1,000)   (1,000,000)     48,052     1,000,000            --          --              --

Compensation from issuance of options          --            --          --            --       123,933          --              --

Payment of Series A preferred stock
  dividends                                    --            --          --            --            --          --         (12,005)

Net loss                                       --            --          --            --            --          --      (8,137,080)
                                          -------   -----------   ---------   -----------   -----------    --------    ------------

Balance at December 31, 2000                   --            --   9,047,047    30,459,362     3,675,699          --     (23,686,593)

Issuance of common stock upon exercise
  of stock options and warrants                --            --     185,204     1,159,413            --          --              --

Issuance of common stock for cash              --            --     200,000     1,501,876            --          --              --

Compensation from issuance of stock
  options                                      --            --          --            --        25,830          --              --

Repurchase shares of the Company's
  common stock (8,100 shares)                  --            --          --            --            --     (52,436)             --

Acquisition of subsidiary                      --            --          --            --    (1,326,785)         --              --

Net income                                     --            --          --            --            --          --      12,612,633
                                          -------   -----------   ---------   -----------   -----------    --------    ------------

Balance at December 31, 2001                   --   $        --   9,432,251   $33,120,651   $ 2,374,744    $(52,436)   $(11,073,960)
                                          =======   ===========   =========   ===========   ===========    ========    ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                  2001            2000           1999
                                                              ------------    ------------    ------------
Cash Flows From Operating Activities:
  Net income (loss)                                           $ 12,612,633    $ (8,137,080)   $   (773,621)
  Adjustments to reconcile net income (loss) to net
  cash (used) by operating activities:
    Depreciation                                                   225,853         460,702         430,223
    Amortization                                                     4,619         160,659         392,218
    Amortization of discount on notes payable                       46,906         212,500         387,500
    Provision for bad debts                                        450,115         448,645          45,000
    Loss on disposal of assets                                         530           8,017           1,544
    Impairment of investment                                       250,000              --              --
    Gain on disposal of gum operations                         (17,717,362)             --              --
    Compensation from forgiveness of note receivable                    --         209,753              --
    Compensation from issuance of stock options                     25,830         123,933          64,275
    Common stock issued for payment of interest                         --              --         264,526
    Minority interest in earnings of consolidated affiliate     (1,012,543)     (2,667,165)      1,374,117
    Changes in assets and liabilities:
      Restricted cash                                             (316,036)       (916,236)             --
      Accounts receivable                                         (712,540)      3,549,804      (6,779,541)
      Employee receivables                                             911          55,326         (56,237)
      Inventories                                                  869,518      (1,089,963)        (70,658)
      Prepaid expenses and other                                  (397,418)         35,566        (345,159)
      Interest receivable                                         (111,912)             --              --
      Accounts payable and accrued expenses                      2,148,721       1,701,906         726,842
      Customer deposits                                            (64,862)         54,362         (24,263)
      Sales returns and allowances                                 176,137        (346,340)      1,167,100
      Deferred revenue                                            (936,141)        936,141              --
                                                              ------------    ------------    ------------

          Net Cash (Used) By Operating Activities               (4,457,041)     (5,199,470)     (3,196,134)
                                                              ------------    ------------    ------------

Cash Flows From Investing Activities:
  Capital expenditures                                          (1,190,871)     (1,050,449)       (294,389)
  Proceeds from sale of gum operations                          25,000,000              --              --
  Costs of sale of gum operations                               (1,527,922)             --              --
  Increase in notes receivable                                    (200,000)       (359,753)             --
  Cash paid for purchase of Gel Tech                            (6,239,512)             --              --
  Deposits and other                                               661,698        (574,932)         64,195
  Purchase of marketable securities                            (17,543,105)             --              --
  Security of marketable securities                              6,998,637              --              --
  Investment in corporation                                       (250,000)             --              --
                                                              ------------    ------------    ------------

          Net Cash Provided (Used) By Investing Activities       5,708,925      (1,985,134)       (230,194)
                                                              ------------    ------------    ------------

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                   (CONTINUED)

                                                                   2001             2000           1999
                                                                ------------    ------------    ------------
Cash Flows From Financing Activities:
  Proceeds from borrowing                                       $    600,000    $  1,000,000    $  4,000,000
  Principal payments on notes payable                               (602,956)       (870,546)       (381,307)
  Issuance of common stock                                         2,661,289       3,771,783       3,672,054
  Issuance of preferred stock                                             --              --       2,000,000
  Offering costs incurred                                                 --              --        (155,231)
  Debt issuance costs incurred                                            --              --        (310,462)
  Dividend distribution of subsidiary                                     --        (814,499)       (183,037)
  Capital contribution of minority interest                               --       2,000,000              --
  Dividends paid on preferred stock                                       --         (12,005)       (138,466)
  Purchase of treasury stock                                         (52,436)             --              --
                                                                ------------    ------------    ------------

       Net Cash Provided By Financing Activities                   2,605,897       5,074,733       8,503,551
                                                                ------------    ------------    ------------

       Net Increase (Decrease) in Cash and Cash Equivalents        3,857,781      (2,109,871)      5,077,223

       Cash and Cash Equivalents at Beginning of Year              3,485,204       5,595,075         517,852
                                                                ------------    ------------    ------------

       Cash and Cash Equivalents at End of Year                 $  7,342,985    $  3,485,204    $  5,595,075
                                                                ============    ============    ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                    $    136,492    $     64,985    $    509,997
    Income taxes                                                     336,127           8,735             150

Supplemental Disclosure of Non-cash Investing
  and Financing Activities:
    Conversion of convertible notes payable into common stock   $         --    $         --    $  1,505,972
    Issuance of warrants in connection with financing                     --              --       1,091,340
    Issuance of common stock to repay senior notes and redeem
      preferred stock                                                     --       3,000,000       3,000,000
    Issuance of common stock for payment of dividends                     --              --         100,000
    Note payable incurred in connection with purchase of 40%
      interest in Gel Tech                                        10,130,619              --              --

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ORGANIZATION

     Gum Tech International, Inc. (the "Company") was incorporated in Utah on February 4, 1991 to develop, market and distribute specialty chewing gum products for branded and private label customers, as well as products marketed under the Company's brand. The Company sold its gum operations in July 2001 (Note 3). The Company's sole business segment in 2001 is developing, marketing and selling homeopathic remedies utilizing a nasal gel technology through a wholly owned subsidiary, Gel Tech, L.L.C. ("Gel Tech").

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Gel Tech. All significant intercompany accounts and transactions have been eliminated.

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out pricing method.

     MARKETABLE SECURITIES

     Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of each purchase and re-evaluates such determination at each balance sheet date. At December 31, 2001 the Company's investment portfolio consisted of marketable debt securities classified as held-to-maturity and is carried at amortized cost, which approximates fair value.

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

     Depreciation of property and equipment charged to operations was $225,853, $460,702 and $430,223 for the years ended December 31, 2001, 2000 and 1999, respectively.

     INTANGIBLE ASSETS

     Debt issuance costs are being amortized using the straight-line method over the term of the notes.

     The patent is being amortized using the straight-line method over the remaining term of the patent of 16.75 years at the date of purchase.

     Goodwill is considered to have an indefinite life, and therefore, it is not amortized.

     REVENUE RECOGNITION

     The Company recognizes revenue from product sales upon shipment to the customer, net of an allowance for sales returns.

     STOCK-BASED COMPENSATION

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. See
     Note 12 for pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

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

     A forecast showing lack of long-term profitability, a current period operating or cash flow loss combined with a history of operating or cash flow losses are conditions, among others, that would trigger an impairment assessment of the carrying amount of enterprise goodwill. The impairment would be determined using discounted cash flows or market appraisals.

     SHIPPING AND HANDLING COSTS

     The Company includes shipping and handling costs in cost of sales.

     INCOME TAXES

     Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

     RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred. Research and development costs were $974,447, $782,383 and $664,448 for the years ended December 31, 2001, 2000 and 1999, respectively. Research and development costs for the Company's gum operations that were sold are included in discontinued operations.

     ADVERTISING

     The Company advertises primarily through television, radio and print media. The Company's policy is to expense advertising costs, including production costs, as incurred. Advertising expense was $8,867,239, $10,008,274 and

     $1,343,492 for the years ended December 31, 2001, 2000 and 1999, respectively.

     NET INCOME (LOSS) PER BASIC AND DILUTED SHARE OF COMMON STOCK

     Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

     The basic and diluted earnings per share are the same since the Company had a net loss from continuing operations in 2001, 2000 and 1999 and the inclusion of stock options and other incremental shares would be antidilutive. Consequently, options, warrants and other incremental shares to purchase 654,960, 945,310 and 1,540,168 shares of common stock at December 31, 2001, 2000 and 1999, respectively were excluded from the computation of diluted earnings per share.

     CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

     ESTIMATES

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company will adopt SFAS No. 142 on January 1, 2002 and does not expect any impairment of goodwill or other intangible assets upon adoption.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The Company will adopt SFAS No. 143 on January 1, 2002 and does not currently expect any impact on the Company's financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company will adopt SFAS No. 144 on January 1, 2002 and does not currently expect any impact on the Company's financial statements.

     RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform with the current period presentation. The results of the Company's operations for all periods presented have been restated for the discontinued operations of the Company's gum operations.

2.   ACQUISITION

     On December 5, 2001 the Company entered into a Purchase Agreement (the "Agreement") to acquire the 40% interest in Gel Tech previously owned by Zensano. The Company now owns 100% of Gel Tech. The Company acquired the remaining portion of Gel Tech so as to gain full operating and strategic control of Gel Tech in order to develop and capitalize on the growth potential that management believes is inherent in the existing Zicam products and product line extensions. Under the terms of the Agreement, the Company paid $6,120,000 in cash at closing and will make four subsequent cash payments of $2,750,000 each over the next two years, for a total cash purchase price of $17,120,000 less the imputed interest on the note payable to Zensano of $869,381 resulting in a net purchase price of $16,250,619. In addition, the Company will pay a two percent royalty on net sales in excess of $6,000,000 in the first quarter of 2002, and further, will compensate Zensano with an additional amount if Gum Tech sells all or part of the Company within twelve months of closing the transaction that results in net proceeds to the Company in excess of the amount paid to Zensano. The Company also incurred legal, accounting, appraisal and other costs of approximately $119,512 in connection with the transaction.

     The acquisition of the 40% interest by the Company is recorded as a purchase. The cost of Gel Tech's assets and liabilities approximates fair value except for the value assigned to Gel Tech's patent and goodwill.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

     Current assets                                           $  2,626,114
     Property and equipment                                          8,788
     Intangible assets                                           1,123,600
     Goodwill                                                   15,039,836
                                                              ------------

          Total Assets Acquired                                 18,798,338
                                                              ------------

     Current Liabilities                                        (2,428,207)
                                                              ------------

          Total Liabilities Assumed                             (2,428,207)
                                                              ------------

          Net Assets Acquired                                 $ 16,370,131
                                                              ============

     The $1,123,600 assigned to patents is amortized over the remaining life of the patent of 16.75 years. The $15,039,836 of goodwill is expected to be deductible for tax purposes.

3.   DISCONTINUED OPERATIONS
     SALE OF GUM OPERATIONS

     On July 20, 2001, the Company sold substantially all of its assets related to its gum operations to Wm. Wrigley Jr. Company ("Wrigley"), for $25,000,000 in cash and other consideration. The Company retained certain assets, including cash, accounts receivable, its 60% interest in Gel Tech and its 49% interest in a joint venture with Swedish Match. In addition, Wrigley purchased 200,000 shares of the Company's common stock at a price of $7.50938 per share, or approximately $1,501,876.

     The results of operations for all periods presented have been restated for the discontinued gum operations, which are summarized below. In addition, the Company recorded an after-tax gain of approximately $17,717,362 as a result of the asset sale in 2001.

     Summary of Operating Results of Discontinued Operations:

                                               YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                         2001            2000          1999
                                      -----------    -----------    -----------
     Net sales                        $ 2,064,457    $ 2,560,603    $ 5,993,093
     Cost of sales                      2,233,272      3,740,999      4,907,995
                                      -----------    -----------    -----------

     Gross profit                        (168,815)    (1,180,396)     1,085,098
     Operating expenses                   814,684      1,105,054        972,217
     Research and development             258,057        348,823        422,555
                                      -----------    -----------    -----------

     Income (loss) from operations     (1,241,556)    (2,634,273)      (309,674)
     Other income (expense)               936,141        663,636       (291,573)
                                      -----------    -----------    -----------

     Net Income (Loss)                $  (305,415)   $(1,970,637)   $  (601,247)
                                      ===========    ===========    ===========

4.   RESTRICTED CASH

     Cash of $1,503,150 and $1,187,114 at December 31, 2001 and 2000,
     respectively, was held as collateral by a bank for letters of credit issued to a vendor of the Company's advertising campaign. The unused letter of credit at December 31, 2001 was $1,500,000.

5.   INVENTORIES

     Inventories consist of the following:

                                                    2001            2000
                                                 ----------      ----------
     Raw materials and packaging                 $  466,520      $1,816,922
     Work in process                                     --         159,516
     Finished goods                               1,114,392       1,080,344
                                                 ----------      ----------

        Total                                    $1,580,912      $3,056,782
                                                 ==========      ==========

6.   MARKETABLE SECURITIES

     At December 31, 2001, all marketable debt securities were classified as held-to-maturity and are carried at amortized cost. Investments consisted entirely of U.S. government securities. At December 31, 2001, the estimated fair value of each investment approximated its amortized cost and therefore, there were no significant unrealized gains or losses.

7.   NOTES PAYABLE BANK

     $1,000,000 line of credit due in 2001 which
     was extended until March 2002, with interest
     at 3% above prime (or 7.75% and 9.5% at
     December 31, 2001 and 2000, respectively),
     collateralized by Gel Tech's, accounts
     receivable, inventory, property and equipment
     and intangible assets. Advances under the
     line of credit are limited to 50% of Gel
     Tech's, eligible accounts receivable plus
     cash on deposit with the bank. The loan also
     contains various financial covenants
     regarding liquidity percentages and Gel Tech,
     must maintain a profit on a quarterly basis.
     The bank has waived the net income covenant
     of Gel Tech, on a quarterly basis in 2000 and
     2001.                                           $ 1,000,000    $ 1,000,000
                                                     ===========    ===========

8.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                         2001           2000
                                                     -----------    -----------
     FINANCIAL INSTITUTIONS AND OTHER

     Non-interest bearing installment note with
     imputed interest at 6.5% due in 2003, payable
     in four installments of $2,750,000 on June
     30, 2002, November 30, 2002, June 30, 2003
     and November 30, 2003. Collateralized by
     forty percent ownership interest in Gel Tech.   $10,177,525    $        --

     OBLIGATIONS UNDER CAPITAL LEASES

     9.4% installment notes due in 2001 with
     monthly principal and interest payments of
     $1,000, collateralized by equipment.                     --          2,956
                                                     -----------    -----------

     Total Long-Term Debt                             10,177,525          2,956

     Less current portion of long-term debt           (4,923,882)        (2,956)
                                                     -----------    -----------

     Long-Term Debt                                  $ 5,253,643    $        --
                                                     ===========    ===========

     Installments due on debt principal at December 31, 2001 are as follows:

                  Year Ending
                  December 31,
                  ------------
                      2002                             $ 4,923,882
                      2003                               5,253,643
                                                       -----------

                      Total                            $10,177,525
                                                       ===========

9.   INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                 2001       2000       1999
                                               --------   --------   --------
     Current:
       Federal                                 $325,000   $     --   $     --
       State                                         --         --         --
                                               --------   --------   --------
     Total                                      325,000         --         --
                                               --------   --------   --------
     Deferred:
       Federal                                       --         --         --
       State                                         --         --         --
                                               --------   --------   --------
     Total                                           --         --         --
                                               --------   --------   --------

     Total Provision For Income Taxes          $325,000   $     --   $     --
                                               ========   ========   ========

     The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

                                                   2001       2000       1999
                                                  ------     ------     ------
     Federal statutory rate                           34%       (34)%      (34)%
     State income taxes, net of federal benefits       5         (5)        (5)
     Valuation allowance                              --         39         39
     Net operating loss carryover                    (39)        --         --
                                                  ------     ------     ------

     Total                                            --%        --%        --%
                                                  ======     ======     ======

     The following is a reconciliation of the provision for income taxes to income before provision for income taxes computed at the federal statutory rate of 34%.

                                                      2001           2000           1999
                                                   -----------    -----------    -----------
     Income taxes at the federal statutory rate    $ 4,288,295    $(2,763,688)   $  (263,031)
     State income taxes, net of federal benefits       630,632       (406,425)       (38,681)
     Nondeductible expenses                              4,231          4,465          3,836
     Net operating loss carryover                   (4,598,158)            --             --
     Valuation allowance                                    --      3,165,648        297,876
                                                   -----------    -----------    -----------

     Total                                         $   325,000    $        --    $        --
                                                   ===========    ===========    ===========

     The income taxes for the year ended December 31, 2001 are comprised of federal alternative minimum tax that is due as a result of the gain on the sale of the Company's gum operations.

     Significant components of deferred income taxes as of December 31, 2001 and 2000 are as follows:

                                                 2001             2000
                                             ------------     ------------
     Net operating loss carryforward         $ 10,115,000     $ 15,917,800
     Reserve for bad debts                        192,000          116,900
     Reserve for obsolete inventory                    --            4,800
                                             ------------     ------------

     Total Deferred Tax Asset                  10,307,000       16,039,500
                                             ------------     ------------

     Amortization                                 (34,900)              --
     Depreciation                                  (3,700)        (580,600)
     Stock option compensation                 (5,965,500)      (5,983,600)
     Other                                             --           (5,800)
                                             ------------     ------------

     Total Deferred Tax Liability              (6,004,100)      (6,570,000)
     Less valuation allowance                  (4,302,900)      (9,469,500)
                                             ------------     ------------

     Net Deferred Tax Asset                  $         --     $         --
                                             ============     ============

     The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $4,302,900 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was a decrease of $5,166,600. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

     At December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $24,000,000. Such carryforwards expire in the years 2012 through 2021 and 2002 through 2006 for federal and state purposes, respectively.

10.  PREFERRED STOCK

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

     In June 1999, the Company designated a new class of preferred stock "Series A Preferred Stock" and the number of shares constituting such series is 2,000 shares with no par value. The new series was authorized in connection with a Securities Purchase Agreement for the sale of $4,000,000 of senior notes and $2,000,000 of Series A preferred stock. Each preferred share shall bear dividends at a rate of 14% per year, which shall be cumulative, and are payable on a quarterly basis. Upon the second anniversary of the issuance date (June 2, 2001) each preferred share will automatically convert into shares of common stock by dividing the stated value of the preferred shares ($1,000) by 80% of the average of the closing bid price of the Company's common stock for the 20 days preceding such date. Until all of the preferred shares have been converted into common stock or redeemed, the Company may not declare or pay any cash dividends on its common stock without the written consent of at least two thirds of the holders of the preferred shares. One half of the preferred shares must be redeemed within one year with a 10% prepayment penalty. Any redemptions of the preferred shares must be accompanied by a repayment of the Company's senior notes on a prorata basis of one third preferred stock and two thirds senior notes. Any redemptions of the preferred stock prior to June 2, 2001 are based on 95% of the average of the closing bid price of the Company's common stock for the 20 days prior to the date of redemption. The Company may redeem the preferred stock in cash, solely at its option. The Company redeemed all of the outstanding preferred shares in January and February 2000 through the issuance of common stock.

11.  STOCK REPURCHASE PLAN

     In September 2001, the Company began acquiring shares of its common stock in connection with its stock repurchase plan approved in August 2001. The plan authorizes the Company to repurchase up to 1,000,000 outstanding common shares. During 2001, the Company purchased 8,100 shares of common stock at an aggregate cost of $52,436.

12.  STOCK OPTIONS AND WARRANTS
     1995 STOCK OPTION PLAN

     In March 1995, the Company adopted a stock option plan (the "1995 Plan") which provides for the grant of both incentive stock options and non-qualified options. A total of 2,000,000 shares of common stock have been reserved for issuance under the 1995 Plan.

     Options under the Company's 1995 Plan are issuable only to eligible officers, directors, key employees and consultants of the Company. The 1995 Plan is administered by a committee selected by the Board of Directors, which determines those individuals who shall receive options, the time period during which the options may be exercised, the number of shares of common stock that may be purchased under each option, and the option price. Unless sooner terminated, the 1995 Plan shall remain in effect until January 1, 2005.

     The per share exercise price of the common stock may not be less than the fair market value of the common stock on the date the option is granted. The aggregate fair market value (determined as of the date the option is granted) of the common stock that any employee may purchase in any calendar year pursuant to the exercise of incentive stock options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him, more than 10% of the total combined voting power of all classes of stock of the Company shall be eligible to receive any incentive stock options under the 1995 Plan unless the option price is at least 110% of the fair market value of the common stock subject to the option, determined on the date of grant.

     All options granted under the 1995 Plan provide for the payment of the exercise price in cash or, with the prior written consent of the Company, by delivery to the Company of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment.

     The following table contains information on the stock options under the Company's 1995 Plan for the years ended December 31, 1999, 2000 and 2001. The outstanding options expire from July 2002 to July 2006.

                                                   Number of    Weighted Average
                                                     Shares      Exercise Price
                                                    --------     --------------
     Options outstanding at December 31, 1998        697,000        $   5.86
       Granted                                       315,000           11.90
       Exercised                                    (333,500)           5.62
       Cancelled                                     (14,000)           5.63
                                                    --------        --------

     Options outstanding at December 31, 1999        664,500            8.85
       Granted                                       120,000           13.40
       Exercised                                    (148,000)           5.63
       Cancelled                                     (45,000)          12.00
                                                    --------        --------

     Options outstanding at December 31, 2000        591,500           10.34
       Granted                                        95,000            7.94
       Exercised                                    (158,500)           5.96
       Cancelled                                    (205,000)          11.43
                                                    --------        --------

     Options outstanding at December 31, 2001        323,000        $  11.10
                                                    ========        ========

     2001 LONG-TERM INCENTIVE PLAN

     In November 2001, the Company adopted the 2001 Long-Term Incentive Plan (the "2001 Plan"). The 2001 Plan provides for the grant of incentive stock options, non-qualified options, restricted common stock, performance based awards, tandem awards and substitute awards. A total of 1,000,000 shares of common stock have been reserved for issuance under the 2001 Plan.

     The following table contains information on the stock options under the Company's 2001 Plan for the year ended December 31, 2001. The outstanding options expire in December 2008.

                                                   Number of    Weighted Average
                                                     Shares      Exercise Price
                                                    --------     --------------
     Options outstanding at December 31, 2000             --        $     --
       Granted                                        12,000            6.90
       Exercised                                          --              --
       Cancelled                                          --              --
                                                    --------        --------

     Options outstanding at December 31, 2001         12,000        $   6.90
                                                    ========        ========

     OTHER STOCK OPTIONS

     The Company has granted non-qualified stock options to consultants, distributors and other individuals. The outstanding options expire from January 2002 to September 2004.

     The following table contains information on all of the Company's non-plan stock options for the years ended December 31, 1999, 2000 and 2001.

                                                   Number of    Weighted Average
                                                     Shares      Exercise Price
                                                    --------     --------------
     Options outstanding at December 31, 1998        125,000        $   6.09
       Granted                                       215,000            9.63
       Exercised                                    (100,000)           4.75
       Cancelled                                          --              --
                                                    --------        --------

     Options outstanding at December 31, 1999        240,000            9.82
       Granted                                        20,000           14.31
       Exercised                                     (77,314)           9.91
       Cancelled                                      (5,900)           9.61
                                                    --------        --------

     Options outstanding at December 31, 2000        176,786           10.12
       Granted                                        10,000            8.88
       Exercised                                          --              --
       Cancelled                                     (14,286)          11.44
                                                    --------        --------

     Options outstanding at December 31, 2001        172,500        $  10.11
                                                    ========        ========

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

                                          2001          2000            1999
                                       -----------   -----------    -----------
     Net income (loss) applicable to
       common shareholders:
         As reported                   $12,612,633   $(8,149,085)   $(1,012,087)
         Pro forma                     $12,457,812   $(9,661,085)   $(1,654,447)

     Net income (loss) per share of
       common stock:
         As reported                   $      1.36   $      (.91)   $      (.14)
         Pro forma                     $      1.34   $     (1.08)   $      (.22)

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2001, 2000 and 1999.

                                         2001           2000           1999
                                      -----------    -----------    -----------
     Risk-free interest rate             4.22%          6.19%          5.90%
     Expected life                    3.13 years     2.16 years       3 years
     Expected volatility                66.29%         69.96%          63.1%
     Expected dividend yield              0%             0%             0%

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

     The weighted average fair value price of options granted was $3.61, $5.72 and $5.56 in 2001, 2000 and 1999, respectively.

     The following table summarizes information about the Company's two stock-based compensation plans outstanding at December 31, 2001:

     Options Outstanding and Exercisable by Price Range as of December 31, 2001:

                               Options Outstanding                Options Exercisable
                      --------------------------------------     ----------------------
                                      Weighted
                                       Average      Weighted                   Weighted
        Range of                      Remaining      Average                    Average
        Exercise         Number      Contractual    Exercise        Number     Exercise
         Prices       Outstanding   Life in Years     Price      Exercisable     Price
     --------------   -----------   -------------   --------     -----------   --------
     $  6.90 - 9.00      107,000         4.53        $  7.83         17,400     $  8.35
     $11.75 - 16.13      228,000         1.58        $ 12.42        193,000     $ 12.32
     --------------     --------        -----        -------       --------     -------

     $ 6.90 - 16.13      335,000         2.52        $ 10.95        210,400     $ 11.99
     ==============     ========        =====        =======       ========     =======

     COMPENSATION EXPENSE

     The Company recorded compensation expense of $25,830, $123,933 and $64,275 for the years ended December 31, 2001, 2000 and 1999, respectively for the value of certain options granted to non-employees of the Company. The valuation of the options and warrants granted to employees is based on the difference between the exercise price and the market value of the stock on the measurement date. The valuation of the options granted to non-employees is estimated using the Black-Scholes option pricing model.

     UNDERWRITER'S WARRANTS

     In connection with the Company's Initial Public Offering in 1996 the Company issued to the Underwriter, warrants to purchase up to 40,000 units of the Company's securities for $24.75 per unit. Each warrant was exercisable to purchase three shares of common stock and one redeemable common stock purchase warrant which was exercisable to purchase one share of common stock at $7.50 per share at anytime until April 24, 2001. The Underwriter's warrant was exercisable at anytime until April 24, 2001.

     In 1998 through 2001 39,285 of the Underwriter's warrants were exercised and 715 expired unexercised in 2001.

     FINANCING WARRANTS

     In connection with the Company's Securities Purchase Agreement for the sale of senior notes and Series A preferred stock in 1999, the Company issued warrants to the lenders. The Company issued a total of 300,000 common stock purchase warrants. Each warrant is exercisable to purchase one share of the Company's common stock at $12.44 per share at anytime until June 1, 2002. In 2000, 212,540 warrants were exercised and 87,460 warrants are outstanding as of December 31, 2001.

     The Company also issued a total of 60,000 common stock purchase warrants as a finders fee in connection with the financing. Each warrant is exercisable to purchase one share of the Company's common stock, 30,000 at $11.70 per share through June 1, 2002 and 30,000 at $15.00 per share through June 1, 2004. All of the warrants are outstanding at December 31, 2001.

13.  COMMITMENTS AND CONTINGENCIES
     LEASES

     The Company leases its office facilities under a long-term leasing arrangement. The following is a schedule of future minimum lease payments at December 31, 2001 under the Company's operating leases that have initial or remaining noncancellable lease terms in excess of one year:

     Year Ending
     December 31,                                        Facilities
     ------------                                        ----------
     2002                                                  $42,735
                                                           -------

     Total Minimum Lease Payments                          $42,735
                                                           =======

     The Company entered into a new lease for its office facilities in 2002. The lease is for a two year term at $15,840 per month.

     Rental expense charged to operations was $280,838, $330,134 and $323,173 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Leased equipment under capital leases as of December 31, 2001 and 2000 is as follows:

                                                             2001        2000
                                                           --------    --------
     Equipment                                             $     --    $ 47,727
     Less accumulated depreciation                               --     (45,341)
                                                           --------    --------

     Net Property and Equipment Under Capital Leases       $     --    $  2,386
                                                           ========    ========

     LITIGATION

     On November 9, 1999, The Quigley Corporation ("Quigley") commenced a civil action against the Company in the United States District Court for the Eastern District of Pennsylvania. The complaint alleged that Zicam(TM) Cold

     Remedy infringed on a patent licensed to Quigley and sought compensatory damages and injunctive relief.

     Without admitting guilt, the Company agreed to settle the case in June 2001 to avoid the potential adverse consequences of an unfavorable outcome, including potential damages that may have been awarded to Quigley or the entry of an order for injunctive relief. The settlement provides for payment of $1,000,000 On August 1, 2001, $137,500 in four equal installments through April 2002 and a royalty payment of 5.5% of net sales of Zicam Cold Remedy, but not less than $500,000, for the period April 1, 2001 through March 5, 2002, payable on a quarterly basis.

     On June 2, 1999, the Company filed a complaint against DJ Ltd. ("DJ"). Following a private placement the Company completed in June 1999, DJ sent the Company a letter demanding a placement fee based on an agreement between the parties dated December 1996. The Company's complaint sought a declaratory judgment that DJ was not owed any fee under the agreement. DJ filed a counterclaim against the Company. In its counterclaim DJ alleges that the Company breached the contract between the parties and that the Company has been unjustly enriched. DJ seeks damages in the amount of $480,000, plus costs, expenses and warrants to purchase 50,000 shares of the Company's common stock. DJ also seeks a declaratory judgment confirming its version of its rights under the agreement. The Company is vigorously defending this action.

14.  RELATED PARTY TRANSACTIONS

     In 2000, the Company loaned $200,000 to its former Chairman of the Board and $150,000 to the Company's former President. The notes included interest at 10% per annum. The Company wrote off the note receivable from its former Chairman of the Board of $209,753, which included $9,753 of accrued interest in 2000. The $150,000 note receivable from the Company's former President plus accrued interest of $8,671 was forgiven in 2001 in connection with the sale of the Company's gum operations in 2001.

15.  EMPLOYEE BENEFIT PLAN

     Effective September 1, 1997, the Company adopted a Simple Retirement Account Plan for employees. The Company shall make a matching contribution for each employee in an amount equal to each employees' Salary Reduction Contributions for the Plan year of up to 3% of the employees compensation for the Plan year. The Company made matching contributions of $32,988, $31,198 and $28,250 for the years ended December 31, 2001, 2000 and 1999, respectively. Each employee shall be fully vested at all times in his contribution and the Company's matching contributions.

16.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its cash equivalents and short term investments with high credit quality financial institutions and limits its credit exposure with any one financial institution. The Company's cash in its banks exceeds the federally insured limits. The Company provides credit in the normal course of business to many of the nation's top drug stores and mass merchandisers. The Company's accounts receivable are due from customers located throughout the United States and various foreign countries. The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral. The Company obtains letters of credit from many of its foreign customers to limit its exposure to credit risk on its accounts receivable.

     The Company maintains reserves for potential credit losses, and such losses have not exceeded management's expectations.

     The Company's sales are from two products, Zicam(TM) Cold Remedy and Zicam(TM) Allergy Relief, which subjects the Company to significant financial exposure. If future sales of these two products decrease the Company's operations could be materially adversely affected. The Company currently uses a single contract manufacturer to produce its nasal gel products. However, the Company has identified an alternate supplier, but no purchases have been made from this source.

     Sales to major customers, which comprised 10% or more of net sales, for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                      2001      2000      1999
                                                     ------    ------    ------
     Customer A                                       10.6%       *         *
     Customer B                                       10.3%     13.0%       *
     Customer C                                         *         *       10.0%

     * Less than 10%

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations.

     Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 2001 and 2000:

                                              2001                       2000
                                   -------------------------   -------------------------
                                    Carrying      Estimated     Carrying      Estimated
                                     Amount      Fair Value      Amount      Fair Value
                                   -----------   -----------   -----------   -----------
     Financial Assets:
       Cash and cash equivalents   $ 7,342,985   $ 7,342,985   $ 3,485,204   $ 3,485,204
       Restricted cash               1,503,150     1,503,150     1,187,114     1,187,114
       Marketable securities        10,656,380    10,656,380            --            --

     Financial Liabilities:
       Notes payable                 1,000,000     1,000,000     1,000,000     1,000,000
       Long-term debt               10,177,525    10,177,525         2,956         2,956

     The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments. The fair value of marketable securities is determined by the most recently traded price of each security at the balance sheet date. The fair value of notes payable approximates fair value because of the market rate of interest on the notes payable. The carrying value of long-term debt approximates fair value because the note is non-interest bearing and has been recorded by the Company on a discounted basis using a market rate of interest.

18.  JOINT DEVELOPMENT AGREEMENT

     In November 1999, the Company entered into a one year Joint Development Agreement with The Procter & Gamble Company ("P&G") for potentially developing new products. In November 2000, the Company entered into an agreement for the extension of the Joint Development Agreement with P&G through February 2001. The Company received $1,625,000 from P&G as consideration for extending the agreement. The $1,625,000 was recorded as deferred revenue and was amortized to income over the three month period of the extension agreement. $936,141 and $688,859 is included in loss from discontinued operations for the years ended December 31, 2001 and 2000, respectively.

19.  JOINT VENTURE AGREEMENT

     The Company entered into a letter of intent with Swedish Match AB ("SM") to form a joint venture for the purpose of developing, manufacturing, marketing and distributing non tobacco nicotine products. The Board of Directors of the joint venture consisted of four members: two members designated by SM, one of which acted as chairman, and two members designated by the Company. SM was to make a cash commitment of $10,000,000 to the joint venture of which $3,500,000 was to be funded at the closing of the formation of the joint venture and the remainder was to be funded on an as needed basis, and in exchange SM received a 51% interest in the joint venture. The Company contributed intellectual property relating to its non tobacco nicotine gum products to the joint venture and received a 49% interest in the joint venture. The Company accounts for its interest in the joint venture using the equity method of accounting. The Company and SM agreed to terminate the joint venture in November 2001 and all of the developed intellectual property is available to both SM and the Company.

20.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected unaudited quarterly financial data for the years 2001 and 2000 are summarized below:

                                                    FISCAL YEAR 2001 QUARTERS
                                    -----------------------------------------------------------
                                        1ST            2ND             3RD             4TH            TOTAL
                                    ------------   ------------    ------------    ------------    ------------
     Net sales                      $  6,472,190   $  1,373,330    $  2,718,194    $  5,508,448    $ 16,072,162
     Gross profit                      4,858,870        890,959       1,966,792       4,140,729      11,857,350

     Net income (loss) from
       continuing operations             102,098     (1,934,022)       (101,254)     (2,866,136)     (4,799,314)

     Net income (loss) per
       basic and diluted share
       from continuing operations            .01           (.21)           (.01)           (.30)           (.52)

     Net income (loss)                   346,053     (2,302,029)     17,332,438      (2,763,829)     12,612,633

                                                    FISCAL YEAR 2000 QUARTERS
                                    -----------------------------------------------------------
                                        1ST            2ND             3RD             4TH            TOTAL
                                    ------------   ------------    ------------    ------------    ------------
     Net sales                      $  3,102,853   $  1,814,240    $  1,227,384    $  4,672,809    $ 10,817,286
     Gross profit                      1,961,335      1,204,281         773,234       3,467,532       7,406,382

     Net income (loss) from
       continuing operations          (2,220,021)      (429,230)       (475,757)     (3,041,435)     (6,166,443)

     Net income (loss) per
       basic and diluted share
       from continuing operations           (.25)          (.05)           (.05)           (.34)           (.69)

     Net income (loss)                (2,716,158)      (915,796)     (1,258,214)     (3,246,912)     (8,137,080)

     (1) Net income (loss) per common share is computed individually for each of the quarters presented, therefore, the sum of the quarterly net income (loss) per share may not necessarily equal the total for the year.

     (2) In the second quarter of 2001, the Company reflected the gum operations, which was sold on July 20, 2001, as a discontinued operation and recorded a gain on the disposal of such business of $17,717,362. All prior periods presented have been restated for the discontinued operations.

(a)2. FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules have been omitted because either they are not required or are not applicable, or because the information has been included in the consolidated financial statements or notes thereto contained in this Form 10-K.

(a)3. EXHIBITS

      EXHIBIT NO.   TITLE
      -----------   -----
      3.01          Articles of Incorporation and Amendments thereto of the
                    Registrant (1)

      3.02          Bylaws of the Registrant (1)

      10.01 Securities Purchase Agreement among the Registrant, Fisher Capital Ltd. and Wingate Capital Ltd. (2)

      10.02 Form of Common Stock Purchase Warrant issued by the Registrant to each of Fisher Capital Ltd. and Wingate Capital Ltd. (2)

      10.03 Registration Rights Agreement among the Registrant, Fisher Capital Ltd. and Wingate Capital Ltd. (2)

      10.04         *Consulting Agreement between the Registrant and Gary S.
                    Kehoe (3)

      10.05         *Gum Tech International, Inc.1995 Stock Option Plan (1)

      10.06         *Amendment to Gum Tech International, Inc.1995 Stock Option
                    Plan (1)

      10.07         Credit Agreement between Gel Tech, L.L.C. and Imperial Bank
                    (4)

      10.08         Asset Purchase Agreement between the Registrant and Wm.
                    Wrigley Jr. Company (5)

      10.09         Registration Rights Agreement between the Registrant and Wm.
                    Wrigley Jr. Company

      10.10 Purchase Agreement among the Registrant, Zensano, Inc. and Zengen, Inc. for the Registrant's acquisition of 40% interest in Gel Tech, L.L.C. (6)

      10.11         Security Agreement between the Registrant and
                    Zensano, Inc. (6)

      10.12 Confidentiality and Non-Competition Agreement among the Registrant, Gel Tech, L.L.C., Zensano, Inc., Zengen, Inc. and certain other individuals (6)

      10.13         *Employment Agreement between the Registrant and Carl J.
                    Johnson (7)

      10.14 *First Amendment to Employment Agreement between the Registrant and Carl J. Johnson

      10.15         *Gum Tech International, Inc. 2001 Stock Incentive Plan (8)

      23            Consent of Angell & Deering

* Indicates management compensatory contract, plan or arrangement.

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 declared effective by the Commission on April 24, 1996, file number 333-870.

(2) Incorporated by reference to the Registrant's Report on Form 8-K filed June 9, 1999, file number 000-27646.

(3) Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2000, file number 000-27646.

(4) Incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999, file number 000-27646.

(5) Incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000, file number 000-27646.

(6) Incorporated by reference to the Registrant's Report on Form 8-K filed December 14, 2001, file number 000-27646.

(7) Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2001, file number 000-27646.

(8)  Incorporated by reference to the Registrant's definitive proxy statement on
     Schedule 14A, filed October 17, 2001, file number 000-27646.

(b)  REPORTS ON FORM 8-K

     On December 14, 2001, the Registrant filed a Report on Form 8-K regarding the completion of the Registrant's acquisition from Zensano, Inc. of the remaining 40% interest in Gel Tech, L.L.C.. On February 12, 2002, the Registrant filed a Report on Form 8-K/A which amended the Form 8-K filed on December 14, 2001 by including as exhibits thereto the financial statements required to be filed in connection with the Registrant's acquisition of the 40% interest in Gel Tech, L.L.C..

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on March 29, 2002.


                                       GUM TECH INTERNATIONAL, INC.


                                       By: /s/ Carl J. Johnson
                                           ------------------------------------
                                           Carl J. Johnson
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated:


SIGNATURE                          TITLE                          DATE
---------                          -----                          ----

/s/ Edward E. Faber                Chairman of the Board          March 29, 2002
------------------------------     of Directors
Edward E. Faber


/s/ Carl J. Johnson                President, Chief Executive     March 29, 2002
------------------------------     Officer and Director
Carl J. Johnson


/s/ William J. Egan                Director                       March 29, 2002
------------------------------
William J. Egan


/s/ Edward J. Walsh                Director                       March 29, 2002
------------------------------
Edward J. Walsh


/s/ William A. Yuan                Director                       March 29, 2002
------------------------------
William A. Yuan


/s/ Michael A. Zeher               Director                       March 29, 2002
------------------------------
Michael A. Zeher


/s/ William J. Hemelt              Executive Vice President,      March 29, 2002
------------------------------     Chief Financial Officer
William J. Hemelt                  (Principal Financial Officer
                                   & Principal Accounting
                                   Officer), Treasurer and
                                   Secretary