Form 10-Q
period 2002-03-31
GUMTECH INTERNATIONAL INC \UT\
filed 2002-05-01
CIK 1006195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

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


                       2375 EAST CAMELBACK ROAD, SUITE 500
                                PHOENIX, AZ 85016
                    (Address of principal executive offices)

                                 (602) 387-5353
                           (Issuer's telephone number)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 9,432,251 shares of the registrant's common stock, no par value, outstanding as of April 30, 2002.

                          GUM TECH INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

         Item 1. Condensed Consolidated Balance Sheet
                 as of  March 31, 2002 and December 31, 2001                   1

                 Condensed Consolidated Statements of
                 Operations for the three months ended
                 March 31, 2002 and 2001                                       3

                 Condensed Consolidated Statements of
                 Cash Flows for the three months ended
                 March 31, 2002 and 2001                                       4

                 Notes to Condensed Consolidated
                 Financial Statements                                          5

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                 7

        Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                            14

PART II OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                             15

SIGNATURES                                                                    16

UNLESS OTHERWISE INDICATED IN THIS FILING, "GUM TECH," "US," "WE," "OUR", "THE COMPANY" AND SIMILAR TERMS REFER TO GUM TECH INTERNATIONAL, INC. AND ITS SUBSIDIARIES. ZICAM IS A REGISTERED TRADEMARK OF THE COMPANY'S SUBSIDIARY, GEL TECH, L.L.C. AND THE GUM TECH NAME AND LOGO ARE TRADEMARKS OF GUM TECH INTERNATIONAL, INC.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                            March 31,     December 31,
                                                                              2002            2001
                                                                          ------------    ------------
Current Assets:
  Cash and cash equivalents                                               $ 17,459,559    $  7,342,985
  Restricted cash                                                                   --       1,503,150
  Accounts receivable:
    Trade, net allowance for doubtful accounts of $578,117 and $468,389      1,556,276       4,461,156
  Inventories                                                                1,269,952       1,580,912
  Marketable securities                                                             --      10,656,380
  Prepaid expenses and other                                                   152,360         508,462
  Interest receivable                                                           11,383              --
  Notes receivable                                                             200,000         200,000
                                                                          ------------    ------------

          Total Current Assets                                              20,649,530      26,253,045
                                                                          ------------    ------------

Property and Equipment, at cost:
  Office furniture and equipment                                               208,937          94,277
  Leasehold improvements                                                         2,112           2,112
                                                                          ------------    ------------

  Total Property and Equipment                                                 211,049          96,389

  Less accumulated depreciation                                                (21,095)        (33,245)
                                                                          ------------    ------------

          Net Property and Equipment                                           189,954          63,144
                                                                          ------------    ------------

Other Assets:
  Deposits and other                                                            63,886          32,400
  Patents, net of accumulated amortization of $21,389 and $4,619             1,102,211       1,118,981
  Goodwill                                                                  15,039,836      15,039,836
                                                                          ------------    ------------

          Total Other Assets                                                16,205,933      16,191,217
                                                                          ------------    ------------

          Total Assets                                                    $ 37,045,417    $ 42,507,406
                                                                          ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           March 31,     December 31,
                                                                             2002            2001
                                                                         ------------    ------------
Current Liabilities:
  Accounts payable and accrued expenses                                  $    992,487    $  5,928,985
  Sales returns and allowances                                                420,679       1,031,897
  Notes payable                                                                    --       1,000,000
  Current portion of long-term debt                                         5,004,329       4,923,882
                                                                         ------------    ------------

          Total Current Liabilities                                         6,417,495      12,884,764
                                                                         ------------    ------------

Long-Term Debt, net of current portion above:
  Financial institutions and other                                         10,343,807      10,177,525
  Less current portion above                                               (5,004,329)     (4,923,882)
                                                                         ------------    ------------

          Total Long-Term Debt                                              5,339,478       5,253,643
                                                                         ------------    ------------

Minority interest in consolidated affiliate                                        --              --
                                                                         ------------    ------------

Stockholders' Equity:
  Preferred stock: no par value, 1,000,000 shares authorized:
    Series A preferred stock, $1,000 stated value, 2,000 shares
    authorized, none issued and outstanding                                        --              --
  Common stock: no par value, 20,000,000 shares authorized,
    9,432,251 shares issued                                                33,120,651      33,120,651
  Additional paid in capital                                                2,374,744       2,374,744
  Accumulated deficit                                                     (10,145,095)    (11,073,960)
                                                                         ------------    ------------
                                                                           25,350,300      24,421,435

  Less common stock held in treasury, at cost (9,600 and 8,100 shares)        (61,856)        (52,436)
                                                                         ------------    ------------

          Total Stockholders' Equity                                       25,288,444      24,368,999
                                                                         ------------    ------------

          Total Liabilities and Stockholders' Equity                     $ 37,045,417    $ 42,507,406
                                                                         ------------    ------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   GUM TECH INTERNATIONAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three months ended March 31,
                                                            ----------------------------
                                                               2002             2001
                                                            -----------      -----------
Net sales                                                   $ 5,067,511      $ 6,472,190

Cost of sales                                                 1,247,236        1,613,320
                                                            -----------      -----------

          Gross Profit                                        3,820,275        4,858,870

Operating expenses                                            2,881,049        4,465,096
Research and development                                         26,545           51,602
                                                            -----------      -----------

          Income From Operations                                912,681          342,172
                                                            -----------      -----------

Other Income (Expense):
  Interest and other income                                     113,693           27,983
  Interest expense                                             (182,213)         (25,512)
                                                            -----------      -----------

          Total Other Income (Expense)                          (68,520)           2,471
                                                            -----------      -----------

Income Before Provision For Income Taxes
  and Minority Interest                                         844,161          344,643

Provision (benefit) for income taxes                            (84,702)              --
Minority interest in earnings (loss) of
  consolidated affiliate                                             --          242,545
                                                            -----------      -----------

Net Income From Continuing Operations                           928,863          102,098
                                                            -----------      -----------

Gain (Loss) From Discontinued Operations                             --          243,955
                                                            -----------      -----------

Net Income                                                  $   928,863      $   346,053
                                                            ===========      ===========

Net Income Per Share of Common Stock:
  Basic:
    Weighted Average Number of Common Shares Outstanding      9,422,684        9,094,359
      Net Income Per Share of Common Stock:
        Continuing operations                               $      0.10      $      0.01
        Discontinued operations                                      --             0.03
                                                            -----------      -----------
        Net Income                                          $      0.10      $      0.04
                                                            -----------      -----------

  Diluted:
    Weighted Average Number of Common Shares Outstanding      9,424,128        9,201,249
      Net Income Per Share of Common Stock:
        Continuing operations                               $      0.10      $      0.01
        Discontinued operations                                      --             0.03
                                                            -----------      -----------
        Net Income                                          $      0.10      $      0.04
                                                            -----------      -----------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three months ended March 31,
                                                                       ----------------------------
                                                                           2002            2001
                                                                       ------------    ------------
Cash Flows From Operating Activities:
  Net income                                                           $    928,863    $    346,053
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                            6,380         110,781
      Amortization                                                           16,770              --
      Amortization of imputed interest on note payable                      166,282              --
      Compensation from issuance of warrants                                     --          25,830
      Minority interest in earnings of consolidated affiliate                    --         242,545
      Loss on disposal of property and equipment                             17,391              --
      Changes in assets and liabilities:
        Restricted cash                                                   1,503,150       1,166,179
        Accounts receivable                                               2,904,880       1,689,569
        Interest receivable                                                 (11,383)             --
        Employee receivable                                                      --          (3,199)
        Inventories                                                         310,960         902,270
        Prepaid expenses and other                                          356,102          47,037
        Accounts payable and accrued expenses                            (4,936,496)     (1,883,755)
        Sales returns and allowances                                       (611,218)       (196,477)
        Customer deposits                                                        --          69,593
        Deferred Revenue                                                         --        (936,141)
                                                                       ------------    ------------

      Net Cash Provided By Operating Activities                             651,681       1,580,285
                                                                       ------------    ------------

Cash Flows From Investing Activities:
      Maturity of marketable securities                                  10,656,380              --
      Notes payable                                                      (1,000,000)             --
      Capital expenditures                                                 (150,581)       (663,782)
      Deposits and other                                                    (31,486)       (162,439)
                                                                       ------------    ------------

      Net Cash Provided (Used) By Investing Activities                    9,474,313        (826,221)
                                                                       ------------    ------------

Cash Flows From Financing Activities:
      Principal payments on notes payable                                        --          (2,955)
      Issuance of common stock upon exercise of options and warrants             --         854,863
      Purchase of treasury stock                                             (9,420)             --
                                                                       ------------    ------------

      Net Cash Provided (Used) By Financing Activities                       (9,420)        851,908
                                                                       ------------    ------------

      Net Increase in Cash and Cash Equivalents                          10,116,574       1,605,972

      Cash and Cash Equivalents at Beginning of Period                    7,342,985       3,485,204
                                                                       ------------    ------------

      Cash and Cash Equivalents at End of Period                       $ 17,459,559    $  5,091,176
                                                                       ============    ============

Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for:
        Interest                                                       $     15,931    $     68,612
        Income taxes                                                             --              --

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          GUM TECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying financial information of Gum Tech is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2002. It is recommended that this financial information be read with the complete financial statements included in Gum Tech's Annual Report on Form 10-K for the year ended December 31, 2001 previously filed with the Securities and Exchange Commission.

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

     The schedule below summarizes the elements included in the calculation of basic and diluted net income per common share for the three months ended March 31, 2002 and 2001. Options, warrants and other incremental shares to purchase 632,960 and 744,246 shares of common stock at March 31, 2002 and 2001, respectively, were not included in the computation of diluted earning per share because their effect would be anti-dilutive.

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2002         2001
                                                      ----------   ----------
     Net income applicable to common
      shareholders                                    $  928,863   $  346,053
                                                      ==========   ==========

     Weighted average common shares outstanding:
       Weighted average common shares
        outstanding - Basic                            9,422,684    9,094,359
       Dilutive securities                                 1,444      106,890
                                                      ----------   ----------
       Weighted average common shares
        outstanding - Diluted                          9,424,128    9,201,249
                                                      ==========   ==========

     Net income per common share:
       Basic                                          $     0.10   $     0.04
       Diluted                                        $     0.10   $     0.04

3.   Inventories consisted of the following at March 31, 2002:

          Raw materials and packaging             $  335,384
          Finished goods                           1,021,433
          Less reserve for obsolescence              (86,865)
                                                  ----------
               Total                              $1,269,952
                                                  ==========

4.   Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company adopted SFAS No. 142 on January 1, 2002 which did not result in any impairment of goodwill or other intangible assets upon adoption.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The Company adopted SFAS No. 143 on January 1, 2002 which did not result in any impact on the Company's financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company adopted SFAS No. 144 on January 1, 2002 which did not result in any impact on the Company's financial statements.

5.   Recent Developments

     On April 9, 2002, Gum Tech announced plans to reincorporate in Delaware and change its name to "Matrixx Initiatives, Inc.". The reincorporation and name change, to be effectuated through a merger of Gum Tech with and into a wholly-owned Delaware subsidiary, is subject to receipt of approval of Gum Tech's shareholders, which Gum Tech will seek to obtain at the Company's June 18, 2002 annual meeting of shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In Fiscal 2001 we undertook a significant change in our strategic plan and related business operations by exiting the chewing gum business and refocusing on the development, production and sale of healthcare products utilizing innovative delivery systems for bioactive compounds, including our two Zicam products. In July 2001, we sold substantially all of our assets and business related to our chewing gum operations to the Wm. Wrigley Jr. Company. In December 2001, we acquired the remaining 40% of Gel Tech, L.L.C., making Gel Tech a wholly-owned subsidiary of Gum Tech. Our financial results reflect our former chewing gum operations as discontinued operations, and consequently these operations are not reflected in the following discussion and analysis. We owned 60% of Gel Tech prior to December 5, 2001 and 100% on and subsequent to that date, and report Gel Tech's financial results on a consolidated basis.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

     Certain information is set forth below for our Zicam operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                       THREE MONTHS ENDED MARCH 31,
                                 ---------------------------------------
                                        2002                 2001
                                 ------------------   ------------------
Net sales                        $5,067,511    100%   $6,472,190    100%
Cost of sales                     1,247,236     25     1,613,320     25
                                 ----------   ----    ----------   ----
Gross profit                      3,820,275     75     4,858,870     75
Operating expenses                2,881,049     57     4,465,096     69
Research and development             26,545      0        51,602      1
                                 ----------   ----    ----------   ----
Income from operations              912,681     18       342,172      5
Interest and other income           113,693      2        27,983     --
Interest expense                    182,213      3        25,512     --
                                 ----------   ----    ----------   ----
Income before income taxes
  and minority interest          $  844,161     17%   $  344,643      5%
                                 ==========   ====    ==========   ====

     NET SALES. Net Zicam sales for the three months ended March 31, 2002 decreased to approximately $5.1 million or 22% below the same period of the previous year. Approximately 70% of the sales in each period related to Zicam Cold Remedy and the remainder to Zicam Allergy Relief. Decreases in sales for both products contributed to the decline in sales for the two periods. The decline in sales for our products primarily resulted from a very weak cold season industry-wide during the first quarter of 2002 compared to a relatively strong cold season for the same period in the prior year. In response to the weak market, we adjusted our advertising strategy for 2002 to reduce our expenditures in the first quarter to conserve resources for later in the year.

The decrease in advertising support further contributed to the decline in sales of both products during the first quarter of 2002.

     COST OF SALES. Cost of sales decreased $366,000 or 22.6% in the first quarter of 2002 compared with the same period in 2001. Cost of sales as a percentage of sales remained virtually unchanged as between the two periods.

     GROSS PROFIT. Gross profit on the sale of Zicam products decreased approximately $1.0 million or 21.4% in the first quarter of 2002 compared to the same period in 2001, reflecting the decrease in sales of Zicam, but remained constant as a percentage of sales.

     OPERATING EXPENSES. Operating expenses for the first quarter of 2002 decreased 35.5% to approximately $2.9 million from $4.5 million in the same period of the prior year, primarily due to a decrease in advertising expenses of approximately $2 million, offset in part by a charge of approximately $296,000 in the first quarter of 2002 for a royalty payment made to The Quigley Corporation. Gum Tech's royalty obligations to The Quigley Corporation ceased in the first quarter of 2002. We expect that operating expenses in future periods will vary consistent with the level of advertising expenditures.

     INTEREST AND OTHER INCOME. Interest and other income for the first quarter of 2002 increased by approximately 306% to $113,693 from $27,983 in the same period of the prior year due to the higher level of invested cash in 2002 resulting from the sale of our chewing gum business and related assets to Wrigley in July 2001.

     INTEREST EXPENSE. Interest expense for the first quarter of 2002 increased $156,701 or 614% compared with the same quarter in 2001 due to imputed interest of $166,000 accrued under the note issued by Gum Tech to Zensano, Inc. in connection with our acquisition of Zensano's 40% interest in Gel Tech in December 2001. The note requires four payments of $2.75 million each from June 2002 to November 2003.

     INCOME BEFORE INCOME TAX AND MINORITY INTEREST. Income in the first quarter of 2002 increased by approximately $500,000 or 145% to $844,000 compared to the prior year, primarily due to the decrease in advertising expenses, which was offset in part by the decrease in sales for the period. We expect that our earnings in future periods will continue to be significantly impacted by the seasonality of our sales, revenues and expenses associated with new product introductions and the timing and amount of advertising.

LIQUIDITY AND CAPITAL RESOURCES

     Gum Tech's working capital increased 5.9% from approximately $13.4 million at December 31, 2001 to approximately $14.2 million at March 31, 2002. During the three-month period ended March 31, 2002, Gum Tech experienced an increase in cash from operating activities of approximately $652,000, due primarily to net income of $929,000 and decreases in restricted cash of approximately $1.5 million and accounts receivable of $2.9 million, offset by decreases in accounts payable of $4.9 million and in sales returns and allowances of approximately $611,000.

     Investing activities provided cash of approximately $9.5 million due largely to the maturity of marketable securities that were reinvested in cash equivalents, offset by the complete repayment of our bank loan of $1.0 million. We intend to replace our existing credit facility, which expires in May 2002, with a new facility with a higher credit limit and improved borrowing terms, assuming such new facility is available on terms acceptable to Gum Tech.

     We believe that our existing capital resources will be sufficient to fund our operations and capital requirements for the next twelve months.

CAUTIONARY STATEMENT REGARDING  FORWARD-LOOKING STATEMENTS AND RISK FACTORS

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "estimate", "anticipate", "intend", "may", "might", "will", "would", "could", "project" and "predict", or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in document incorporated by reference herein include, but are not limited to statements regarding:

     * our plan to reincorporate in Delaware and change our name to "Matrixx Initiatives, Inc.", subject to the receipt of shareholder approval;

     * our expectations regarding future sales and costs thereof, operating expenses and income, including interest income;

     * our expectations regarding the impact on our earnings of the seasonality of sales, revenues and expenses;

     * our intention to secure a new credit facility with a higher credit limit and improved borrowing terms over our present credit facility; and

     * our belief that our existing capital resources will be sufficient to fund our operations and capital requirements for the next twelve months.

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

     Statements in this Form 10-Q, including those set forth below under the subheading below entitled "Risk Factors", describe factors that could contribute to or cause actual results to differ materially from our expectations. Other such factors include (i) fluctuations in seasonal demand for our Zicam products,
(ii) lack of market acceptance for or uncertainties concerning the efficacy of the Zicam products, (iii) difficulties in increasing production to meet unexpectedly high demand in the short term, (iv) financial difficulties encountered by one or more of our principal customers, (v) difficulties in obtaining additional capital for marketing, research and development, and other expenses, (vi) oversupply of product inventory to retailers resulting in unsold product returns, and (vii) material litigation involving patent and contractual claims, product liabilities and consumer issues.

     Forward-looking statements contained in this Form 10-Q speak only as of the date of this Form 10-Q or, in the case of any document incorporated by reference, the date of that document. We do not undertake, and we specifically disclaim any obligation, to publicly update or revise any forward-looking statement contained in this Form 10-Q or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

RISK FACTORS

OUR NEW BUSINESS FOCUS MEANS WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO ASSESS OUR CURRENT AND PROSPECTIVE PERFORMANCE

     Although we have been in operations for a number of years, the significant change of direction and focus in our business that we made in 2001 by exiting the chewing gum business and refocusing on the development, production and sale of healthcare products utilizing innovative delivery systems presents a limited operating history upon which you may evaluate our current and prospective performance. The possibility of our future success must be considered relative to the problems, challenges, complications and delays frequently encountered in connection with the development and operation of a new business, and the development and marketing of relatively new healthcare products such as Zicam Cold Remedy and Zicam Allergy Relief.

WE INCURRED SIGNIFICANT LOSSES IN PREVIOUS YEARS AND MAY NOT BECOME PROFITABLE

     We have recorded losses (excluding the income recorded in connection with the sale in July 2001 of substantially all of our chewing gum assets to Wrigley) in each of the last several years. While a significant portion of these losses were attributable to our former chewing gum operations that we sold to Wrigley, we cannot be certain that the change in our business focus in 2001 to healthcare products will result in our becoming profitable in the foreseeable future or over the longer term. Our need for continued expenditures for product research and development and marketing, among other things, will make it difficult for us to reduce our operating expenses in order to deal with lack of sales growth or unanticipated reductions in existing sales. Our failure to balance expenditures in any period with sales could have an adverse effect on our results of operations.

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

     Our inability to provide scientific proof for product claims may adversely affect our sales. The marketing of our Zicam products involves claims that these products assist in reducing the duration of the common cold (in the case of Zicam Cold Remedy) and controlling allergy symptoms (in the case of Zicam Allergy Relief). Under FDA and FTC rules, we are required to obtain scientific data to support any health claims we make concerning our products. Although we have neither provided nor been requested to provide any scientific data to the FDA in support of claims regarding our Zicam products, we have obtained scientific data for all of our products. We cannot be certain, however, that the scientific data we have obtained in support of our claims will be deemed acceptable to the FDA or FTC, should either agency request any such data in the future. If the FDA or the FTC requests any supporting information, and we are unable to provide support that is acceptable to the FDA or the FTC, either agency could force us to stop making the claims in question or restrict us from selling the affected products.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk exposure throughout 2001 and the first quarter of 2002 related to our variable rate revolving credit facility with Comerica Bank. As of the fiscal year ended December 31, 2001, we had an outstanding balance of $1.0 million against the facility. During fiscal 2001, the average outstanding balance on a daily basis was approximately $1.0 million. During the first quarter of 2002 we repaid this outstanding balance. While we do not foresee making further draws on the credit facility before its termination in May 2002, we intend to make draws from time to time on the new credit facility that we expect to obtain in May 2002, assuming such facility is available on terms acceptable to Gum Tech. Assuming that borrowings under the new credit facility are consistent with our average borrowings in 2001 of $1.0 million, a hypothetical interest rate change of 1% would increase our interest expense approximately $10,000 per year from the expense levels that we experienced in 2001. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

     As of both December 31, 2001 and March 31, 2002, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We presently hold approximately $15.0 million in short-term U.S. treasury securities which are not subject to material risk. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in 2001 or in the quarter ended March 31, 2002) or commodity price risk.

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   EXHIBITS

     Exhibit No.    Title
     -----------    -----

        3.01 Articles of Incorporation and Amendments thereto of the Registrant(1)

        3.02        Bylaws of the Registrant(1)

       10.01 *Amended and Restated Gum Tech International, Inc. 2001 Long-Term Incentive Plan

----------
*    Indicates management compensatory contract, plan or arrangement.

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 declared effective by the Commission on April 24, 1996, file number 333-870.

B.   REPORTS ON FORM 8-K

     On February 12, 2002, Gum Tech filed a Report on Form 8-K/A which amended the Form 8-K that Gum Tech filed on December 14, 2001 by including as exhibits thereto the financial statements required to be filed in connection with Gum Tech's acquisition of the 40% interest in Gel Tech, L.L.C.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GUM TECH INTERNATIONAL, INC.


                                         /s/ Carl Johnson
                                         ---------------------------------
                                         Carl Johnson
                                         President and
                                         Chief Executive Officer


                                         /s/ William J. Hemelt
                                         ---------------------------------
                                         William J. Hemelt
                                         Executive Vice President and
                                         Chief Financial Officer

May 1, 2002