Form 10-Q
period 2002-06-30
MATRIXX INITIATIVES INC
filed 2002-08-14
CIK 1006195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         Commission File number 0-27646


                            MATRIXX INITIATIVES, INC.
                (Name of registrant as specified in its charter)

            DELAWARE                                             87-0482806
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


     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 9,432,451 shares of the registrant's common stock, no par value, outstanding as of August 5, 2002.

                            MATRIXX INITIATIVES, INC.
                                    FORM 10-Q
                                      INDEX

PART I   FINANCIAL INFORMATION                                              Page
                                                                            ----
         Item 1. Condensed Consolidated Balance Sheet
                 as of  June 30, 2002 and December 31, 2001                    1

                 Condensed Consolidated Statements of
                 Operations for the three months ended June
                 30, 2002 and 2001                                             3

                 Condensed Consolidated Statements of
                 Operations for the six months ended June
                 30, 2002 and 2001                                             4

                 Condensed Consolidated Statements of
                 Cash Flows for the six months ended
                 June 30, 2002 and 2001                                        5

                 Notes to Condensed Consolidated
                 Financial Statements                                          6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          10

         Item 3. Quantitative and Qualitative Disclosures About Market Risk   21

PART II  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                             22

SIGNATURES

UNLESS OTHERWISE INDICATED IN THIS FILING, "MATRIXX", "ZICAM LLC", "US", "WE," "OUR", "THE COMPANY" AND SIMILAR TERMS REFER TO MATRIXX INITIATIVES, INC. AND ITS SUBSIDIARIES. ZICAM IS A REGISTERED TRADEMARK OF THE COMPANY'S SUBSIDIARY, ZICAM LLC (FORMERLY GEL TECH L.L.C.) AND THE MATRIXX NAME AND LOGO ARE TRADEMARKS OF MATRIXX INITIATIVES, INC.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                           June 30, 2002    December 31, 2001
                                                                           -------------    -----------------
Current Assets:
  Cash and cash equivalents                                                 $ 13,277,967       $  7,342,985
  Restricted cash                                                                     --          1,503,150
  Accounts receivable:
    Trade, net allowance for doubtful accounts of $540,232 and $468,389          746,777          4,461,156
  Inventories                                                                  1,182,068          1,580,912
  Marketable securities                                                               --         10,656,380
  Prepaid expenses and other                                                     407,030            508,462
  Interest receivable                                                             16,370                 --
  Notes receivable                                                               200,000            200,000
                                                                            ------------       ------------
        Total Current Assets                                                  15,830,212         26,253,045
                                                                            ------------       ------------
Property and Equipment, at cost:
  Office furniture and equipment                                                 404,533             94,277
  Leasehold improvements                                                          38,200              2,112
                                                                            ------------       ------------
  Total Property and Equipment                                                   442,733             96,389

  Less accumulated depreciation                                                  (25,708)           (33,245)
                                                                            ------------       ------------
        Net Property and Equipment                                               417,025             63,144
                                                                            ------------       ------------
Other Assets:
  Deposits and other                                                             288,424             32,400
  Debt issuance costs, net of accumulated amortization of $2,917                  32,083                 --
  Patents, net of accumulated amortization of $38,159 and $4,619               1,085,441          1,118,981
  Goodwill                                                                    15,039,836         15,039,836
                                                                            ------------       ------------
        Total Other Assets                                                    16,445,784         16,191,217
                                                                            ------------       ------------
        Total Assets                                                        $ 32,693,021       $ 42,507,406
                                                                            ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       June 30, 2002    December 31, 2001
                                                       -------------    -----------------
Current Liabilities:
  Accounts payable and accrued expenses                 $    345,634      $  5,928,985
  Sales returns and allowances                               166,602         1,031,897
  Notes payable                                                   --         1,000,000
  Current portion of long-term debt                        5,086,091         4,923,882
                                                        ------------      ------------
      Total Current Liabilities                            5,598,327        12,884,764
                                                        ------------      ------------
Long-Term Debt, net of current portion above:
  Financial institutions and other                         7,762,806        10,177,525
  Less current portion above                              (5,086,091)       (4,923,882)
                                                        ------------      ------------
      Total Long-Term Debt                                 2,676,715         5,253,643
                                                        ------------      ------------
Minority interest in consolidated affiliate                       --                --
                                                        ------------      ------------
Stockholders' Equity:
  Preferred stock: $.001 value, 2,000,000 shares
    authorized, none issued and outstanding                       --                --
  Common stock: $.001 par value, 30,000,000 shares
    authorized, 9,432,351 and 9,432,251 shares issued          9,432             9,432
  Additional paid in capital                              35,486,892        35,485,963
  Accumulated deficit                                    (11,016,489)      (11,073,960)
                                                        ------------      ------------
                                                          24,479,835        24,421,435
  Less common stock held in treasury, at cost
    (9,600 and 8,100 shares)                                 (61,856)          (52,436)
                                                        ------------      ------------
      Total Stockholders' Equity                          24,417,979        24,368,999
                                                        ------------      ------------
      Total Liabilities and Stockholders' Equity        $ 32,693,021      $ 42,507,406
                                                        ------------      ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three months ended June 30,
                                                           ---------------------------
                                                              2002            2001
                                                           -----------     -----------
Net sales                                                  $ 1,825,696     $ 1,373,330

Cost of sales                                                  524,887         482,371
                                                           -----------     -----------
    Gross Profit                                             1,300,809         890,959

Operating expenses                                           2,218,134       3,625,970
Research and development                                        95,698         182,589
                                                           -----------     -----------
    Income  (Loss) From Operations                          (1,013,023)     (2,917,600)
                                                           -----------     -----------
Other Income (Expense):
  Interest and other income                                    310,635          36,930
  Interest and other expense                                  (169,006)        (39,397)
                                                           -----------     -----------
    Total Other Income (Expense)                               141,629          (2,467)
                                                           -----------     -----------
Income (Loss) Before Provision For Income Taxes
  and Minority Interest                                       (871,394)     (2,920,067)

Provision for income taxes                                          --              --
Minority interest in earnings (loss) of
  consolidated affiliate                                            --        (986,045)
                                                           -----------     -----------
Net Income (Loss) From Continuing Operations                  (871,394)     (1,934,022)
Loss from discontinued operations                                   --        (368,007)
                                                           -----------     -----------
Net Income (Loss)                                          $  (871,394)    $(2,302,029)
                                                           ===========     ===========
Net Income (Loss) Per Share of Common Stock:
  Basic:
    Weighted Average Number of Common Shares Outstanding     9,422,659       9,219,018
    Net Income (Loss) Per Share of Common Stock:
      Continuing operations                                $     (0.09)    $     (0.21)
      Discontinued operations                                       --           (0.04)
                                                           -----------     -----------
      Net Loss                                             $     (0.09)    $     (0.25)
                                                           ===========     ===========
  Diluted:
    Weighted Average Number of Common Shares Outstanding     9,422,659       9,219,018
    Net Income (Loss) Per Share of Common Stock:
      Continuing operations                                $     (0.09)    $     (0.21)
      Discontinued operations                                       --           (0.04)
                                                           -----------     -----------
      Net Loss                                             $     (0.09)    $     (0.25)
                                                           ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Six months ended June 30,
                                                           --------------------------
                                                              2002           2001
                                                           -----------    -----------
Net sales                                                  $ 6,893,207    $ 7,845,520

Cost of sales                                                1,772,123      2,095,691
                                                           -----------    -----------
    Gross Profit                                             5,121,084      5,749,829

Operating expenses                                           5,099,183      8,091,066
Research and development                                       122,243        234,191
                                                           -----------    -----------
    Income (Loss) From Operations                             (100,342)    (2,575,428)
                                                           -----------    -----------
Other Income (Expense):
   Interest and other income                                   424,328         64,913
   Interest and other expense                                 (351,218)       (64,909)
                                                           -----------    -----------
    Total Other Income (Expense)                                73,110              4
                                                           -----------    -----------
Income (Loss) Before Provision For Income Taxes
  and Minority Interest                                        (27,232)    (2,575,424)

Provision for income taxes                                     (84,702)            --
Minority interest in earnings (loss) of
  consolidated affiliate                                            --       (743,500)
                                                           -----------    -----------
Net Income (Loss) From Continuing Operations                    57,470     (1,831,924)
Loss from discontinued operations                                   --       (124,052)
                                                           -----------    -----------
Net Income (Loss)                                          $    57,470    $(1,955,976)
                                                           ===========    ===========
Net Income (Loss) Per Share of Common Stock:
  Basic:
    Weighted Average Number of Common Shares Outstanding     9,422,672      9,157,033
    Net Income (Loss) Per Share of Common Stock:
      Continuing operations                                $      0.01    $     (0.20)
      Discontinued operations                                       --          (0.01)
                                                           -----------    -----------
      Net Loss                                             $      0.01    $     (0.21)
                                                           ===========    ===========
  Diluted:
    Weighted Average Number of Common Shares Outstanding     9,435,173      9,157,033
    Net Income (Loss) Per Share of Common Stock:
      Continuing operations                                $      0.01    $     (0.20)
      Discontinued operations                                       --          (0.01)
                                                           -----------    -----------
      Net Loss                                             $      0.01    $     (0.21)
                                                           ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six months ended June 30,
                                                                       ----------------------------
                                                                           2002            2001
                                                                       ------------    ------------
Cash Flows From Operating Activities:
  Net income (loss)                                                    $     57,470    $ (1,955,976)
  Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
      Depreciation                                                           14,718         217,198
      Amortization                                                           33,540              --
      Amortization of imputed interest on notes payable                     335,281              --
      Compensation from issuance of warrants                                     --          25,830
      Minority interest in earnings of consolidated affiliate                    --        (743,500)
      Loss on disposal of property and equipment                             20,104              --
      Other                                                                     929              --
      Changes in assets and liabilities:
        Restricted cash                                                   1,503,150       1,166,048
        Accounts receivable                                               3,714,379       3,158,036
        Interest receivable                                                 (16,370)             --
        Employee receivable                                                      --          (6,938)
        Inventories                                                         398,844       1,041,915
        Prepaid expenses and other                                          101,432          15,906
        Accounts payable and accrued expenses                            (5,965,537)       (945,086)
        Sales returns and allowances                                       (865,295)       (388,849)
        Customer deposits                                                        --         168,560
        Deferred revenue                                                         --        (936,141)
                                                                       ------------    ------------
      Net Cash Provided (Used) By Operating Activities                     (667,355)        817,003
                                                                       ------------    ------------
Cash Flows From Investing Activities:
      Maturity of marketable securities                                  10,656,380              --
      Capital expenditures                                                 (388,703)     (1,156,458)
      Deposits and other                                                   (256,024)        (96,124)
                                                                       ------------    ------------
      Net Cash Provided (Used) By Financing Activities                   10,011,653      (1,252,582)
                                                                       ------------    ------------
Cash Flows From Financing Activities:
      Principal payments on notes payable                                (3,367,813)         (2,956)
      Debt issuance costs                                                   (32,083)             --
      Issuance of common stock upon exercise of options and warrants             --       1,159,413
      Purchase of treasury stock                                             (9,420)             --
                                                                       ------------    ------------
      Net Cash Provided (Used) By Financing Activities                   (3,409,316)      1,156,457
                                                                       ------------    ------------
      Net Increase in Cash and Cash Equivalents                           5,934,982         720,878

      Cash and Cash Equivalents at Beginning of Period                    7,342,985       3,485,204
                                                                       ------------    ------------
      Cash and Cash Equivalents at End of Period                       $ 13,277,967    $  4,206,082
                                                                       ============    ============
Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for:
        Interest                                                       $    412,371    $     85,225
        Income taxes                                                             --              --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            MATRIXX INITIATIVES, INC.
                     (FORMERLY GUM TECH INTERNATIONAL, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying financial information of Matrixx Initiatives, Inc. is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2002 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2002. It is recommended that this financial information be read with the complete financial statements included in Matrixx's Annual Report on Form 10-K for the year ended December 31, 2001 previously filed with the Securities and Exchange Commission.

2. As of December 31, 1997, Matrixx adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

     The schedule below summarizes the elements included in the calculation of basic and diluted net income per common share for the six months ended June 30, 2002 and 2001, respectively. Options, warrants and other incremental shares to purchase 563,000 and 719,960 shares of common stock at June 30, 2002 and 2001 respectively, were not included in the computation of diluted earning per share because their effect would be anti-dilutive.

                                                   Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                               --------------------------    -------------------------
                                                   2002           2001           2002          2001
                                               -----------    -----------    -----------   -----------
         Net income (loss) applicable
           to common shareholders              $  (871,394)   $(2,302,029)   $    57,470   $(1,955,976)
                                               ===========    ===========    ===========   ===========
         Weighted average common
           shares outstanding - Basic            9,422,659      9,219,018      9,422,672     9,157,033

         Dilutive securities                            --             --         12,501            --
                                               -----------    -----------    -----------   -----------
         Weighted average common
           shares outstanding - Diluted          9,422,659      9,219,018      9,435,173     9,157,033
                                               ===========    ===========    ===========   ===========
         Net income (loss) per common share:
           Basic                               $     (0.09)   $     (0.25)   $      0.01   $     (0.21)
           Diluted                             $     (0.09)   $     (0.25)   $      0.01   $     (0.21)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)
                                   (Unaudited)


3.   Inventories consisted of the following at June 30, 2002:


         Raw materials and packaging              $   450,331
         Finished goods                               819,434
         Less reserve for obsolescence                (87,697)
                                                  -----------
               Total                              $ 1,182,068
                                                  ===========

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

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)
                                   (Unaudited)


5.   Recent Developments

     On June 18, 2002, the Company completed its previously announced plans to reincorporate in Delaware and change its name to "Matrixx Initiatives, Inc.". The reincorporation and name change, were effectuated through a merger of the Company (then Gum Tech International, Inc.) with and into its wholly-owned Delaware subsidiary, Matrixx Initiatives, Inc. The timing of the merger (including the resulting reincorporation and name change) immediately followed the receipt of approval of the Company's shareholders at its regular scheduled annual meeting held on such date. The authorized capital stock of Matrixx consists of (i) 30,000,000 shares of common stock, $.001 par value, ("Common Stock") and (ii) 2,000,000 shares of preferred stock $.001 par value. Upon the effectiveness of the merger, each share of Gum Tech International, Inc. common stock issued and outstanding immediately before the merger, was extinguished and converted into one issued and outstanding share of Matrixx Common Stock.

     On July 12, 2002, the Board of Directors of Matrixx adopted a shareholder rights plan in the form of a Rights Agreement dated as of July 22, 2002 by and between Matrixx and Corporate Stock Transfer, Inc., as Rights Agent (the "Rights Agreement"). On July 12, 2002, the Board of Matrixx declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. The dividend was paid on July 22, 2002 to the Company's stockholders of record on that date. The Rights also apply to, and will be issued in the same proportion in connection with, all future Common Stock issuances until the Distribution Date (defined below) or the expiration or earlier redemption or exchange of the Rights. Each right permits the registered holder thereof to purchase from the Company, at any time after the Distribution Date, one one-thousandth of a share the Company's Series A Junior Participating Preferred Stock for a purchase price of $50.79 per such one one-thousandth of a share, subject to certain possible adjustments provided for in the Rights Agreement. The Board of Directors of Matrixx has authorized the issuance of up to 20,000 shares of Series A Junior Participating Preferred Stock upon the exercise of Rights.

     Initially the Rights will be attached to all certificates representing shares of Common Stock then outstanding, and no separate Rights certificates will be distributed. The Rights will separate from the Common Stock upon the earlier to occur of (i) 10 days after the public announcement of a person's or group of affiliated or associated persons' having acquired beneficial ownership of 15% or more of the outstanding Common Stock (such person or group being an "Acquiring Person"), or (ii) 10 business days (or such later date as the Matrixx Board may determine) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer for the Common Stock, the consummation of which would result in a person or group's becoming an Acquiring Person (the earlier of such dates being the "Distribution Date"). The Rights are not exercisable until the Distribution Date. If any person (or group of persons) becomes an Acquiring Person (except in a tender or exchange offer which is for all outstanding Common Stock at a price and on terms which a majority of the Matrixx Board determines to be adequate and in the best

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)
                                   (Unaudited)


     interests of the Company, its shareholders and other relevant constituencies (other than such Acquiring Person, its affiliates and associates), each holder of a Right will thereafter be entitled to acquire, for each Right so held, one share of Common Stock for a purchase price equal to 50% of the then current market price for such share of Common Stock. All Rights beneficially owned by an Acquiring Person or any affiliate or associate thereof will be null and void and not exercisable. The Rights expire on July 22, 2012 provided that, prior to a person (or group of persons) becoming an Acquiring Person, the Company may redeem the Rights for $0.01 per Right. All of the provisions of the Rights Agreement may be amended before the Distribution Date by the Board of Directors of Matrixx for any reason it deems appropriate. After the Distribution Date, the provisions of the Rights Agreement may be amended by the Board in order to cure any ambiguity, defect or inconsistency, to make changes which do no adversely affect the interest of Rights excluding the interest of any Acquiring Person) or, subject to certain limitations, to shorten or lengthen any time period under the Rights Agreement. A copy of the Rights Agreement was filed with the Securities and Exchange Commission on July 23, 2002.

     On July 12, 2002, the name of the Company's wholly owned subsidiary Gel Tech L.L.C. was changed to Zicam LLC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In Fiscal 2001 we undertook a significant change in our strategic plan and related business operations by exiting the chewing gum business and refocusing on the development, production and sale of healthcare products utilizing innovative delivery systems for over-the-counter pharmaceuticals, including our two Zicam products. In July 2001, we sold substantially all of our assets and business related to our chewing gum operations to the Wm. Wrigley Jr. Company ("Wrigley"). In December 2001, we acquired the remaining 40% of Gel Tech L.L.C. making Gel Tech a wholly-owned subsidiary of the Company. (In July 2002, the name of Gel Tech L.L.C. was changed to Zicam LLC). Our financial results reflect our former chewing gum operations as discontinued operations, and consequently these operations are not reflected in the following discussion and analysis. We owned 60% of Zicam prior to December 5, 2001 and 100% on and subsequent to that date, and report Zicam's financial results on a consolidated basis.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                        THREE MONTHS ENDED JUNE 30,
                                -------------------------------------------
                                       2002                    2001
                                -------------------     -------------------
Net sales                       $ 1,825,696     100%    $ 1,373,330     100%
Cost of sales                       524,887      29         482,371      35
                                -----------    ----     -----------    ----
Gross profit                      1,300,809      71         890,959      65
Operating expenses                2,218,134     121       3,625,970     264
Research and development             95,698       5         182,589      13
                                -----------    ----     -----------    ----
Income (loss) from operations    (1,013,023)    (55)     (2,917,600)   (212)
Interest and other income           310,635      17          36,930       2
Interest expense                    169,006       9          39,397       3
                                -----------    ----     -----------    ----
Income (loss) before income
  taxes and minority interest   $  (871,394)    (47)%   $(2,920,067)   (213)%
                                ===========    ====     ===========    ====

     NET SALES. Net Zicam sales for the three months ended June 30, 2002 increased almost 33% above the prior year level to approximately $1.826 million. Due to the seasonality of the Company's products, second quarter sales are the weakest of the year. During both of these periods, sales of Zicam Allergy Relief accounted for approximately 60% of total unit sales and sales of Zicam Cold Remedy accounted for the remainder. Increases in sales of both products contributed to an overall increase in net sales, primarily as a result of a modest increase in advertising spending during the second quarter of 2002 for Zicam Allergy Relief.

     The Company announced during the second quarter of 2002 the introduction of five new Zicam products: Zicam Cold Remedy Swabs; Zicam Kids Size Cold Remedy Swabs; Zicam Extreme Congestion Relief; Zicam Sinus Relief; and Zicam Nasal Moisturizer. Sales of these products will commence in the third quarter, assuming all quality and regulatory requirements can be met. We expect these products to add significantly to sales in the two remaining quarters of the year.

     COST OF SALES. Cost of sales increased approximately $43,000 due to the increased number of units sold. However, the increase in cost was mitigated somewhat by a lower cost of materials associated with the Company's two products, such that the cost of sales as a percentage of net sales was reduced from 35 % in 2001 to 29 % in 2002.

     GROSS PROFIT. Gross profit on the sale of Zicam products increased to approximately $1.3 million or approximately $409,000, or 46 %, above the second quarter of 2001. The increase in gross profit reflects the increase in unit sales as well as a higher average price realized due to less discounting relative to the year earlier period.

     OPERATING EXPENSES. Operating expenses for the second quarter of 2002 decreased 38.8% to approximately $2.2 million from $3.6 million in the same period of the prior year. The decrease is primarily due to expenses of approximately $1.9 million incurred in 2001 related to costs of patent litigation that was settled in that period. This decrease was offset in part by an increase in advertising expenses in 2002, costs associated with the Company's recent reincorporation and name change and other corporate restructuring activities. Operating expenses in future periods will vary largely in connection with the level of advertising expenditures.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the three months ended June 30, 2002 reflect costs associated with the five new Zicam products that the Company is introducing in the third quarter of 2002. Expenses in the prior year period primarily reflect clinical work on Zicam Cold Remedy product as well as expenses associated with the nicotine gum development in conjunction with its agreement, subsequently terminated, with Swedish Match.

     INTEREST AND OTHER INCOME. Interest and other income increased from $36,930 in the second quarter of 2001 to $310,635 in the second quarter of 2002 due primarily to royalty income of approximately $236,000 received from Wrigley in connection with a dental gum product sold by Wrigley that is subject to a royalty agreement between Matrixx and Wrigley. We entered into the royalty agreement with Wrigley in conjunction with the sale of our gum assets to Wrigley in July 2001. We believe that the royalty amount received reflects a higher level of introductory shipments of product that would normally be expected during the introduction of any new consumer product, and therefore, is not necessarily indicative of amounts to be received in the future. We are unable to predict the success or future sales of the Wrigley gum product, and therefore, cannot estimate the amount or timing of any future royalty payments.

     INTEREST EXPENSE. Interest expense increased approximately $130,000 for the second quarter of 2002 over the comparable quarter in 2001 due to the imputed interest of approximately $169,000 accrued under the note that we issued to

Zensano, Inc. in connection with our acquisition of Zensano's 40% interest in Zicam in December 2001. Our first payment under the note of $2.75 million (including $382,187 of imputed interest) was made at the end of June 2002. Additional payments of $2.75 million are required in each of November 2002, June 2003 and November 2003.

     INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST. We recorded a net loss of approximately $871,000, which represents an improvement of almost $2.0 million, or 70% above the prior year, primarily due to the decrease in operating expenses and the increase in gross profit from sales. We expect that our earnings in future periods will continue to be significantly impacted by the seasonality of our sales, revenues and expenses associated with new product introductions and the timing and amount of advertising. Specifically, we have announced the introduction of five new products and are currently selling these products to retailers. Shipments of these products will begin in the third quarter of 2002. The success of these products will have a significant impact on our financial results in future quarters. Additionally, we plan to increase our advertising spending for the fourth quarter of 2002 above the prior year, which will further affect operating expenses and financial results for the remainder of the 2002 fiscalyear.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                          SIX MONTHS ENDED JUNE 30,
                                -------------------------------------------
                                        2002                    2001
                                -------------------     -------------------
Net sales                       $ 6,893,207     100%    $ 7,845,520     100%
Cost of sales                     1,772,123      26       2,095,691      27
                                -----------    ----     -----------    ----
Gross profit                      5,121,084      74       5,749,829      73
Operating expenses                5,099,183      73       8,091,066     103
Research and development            122,243       2         234,191       3
                                -----------    ----     -----------    ----
Income (loss) from operations      (100,342)     (1)     (2,575,428)    (33)
Interest and other income           424,328       6          64,913       1
Interest expense                    351,218       5          64,909       1
                                -----------    ----     -----------    ----
Income (loss) before income
  taxes and minority interest   $   (27,232)      0%    $(2,575,424)    (33)%
                                ===========    ====     ===========    ====

     NET SALES. Net Zicam sales for the six months ended June 30, 2002 decreased to approximately $6.9 million or 12 % below the same period of the 2001. Approximately 60% of the sales in each period related to Zicam Cold Remedy and the remainder to Zicam Allergy Relief. Decreases in sales for both products contributed to the decline in sales for the two periods. The decline in sales for our products primarily resulted from a very weak cold season industry-wide during the first quarter of 2002 compared to a relatively strong cold season for the same period in the prior year. In response to the weak market in first quarter of 2002, we adjusted our advertising strategy for 2002 to reduce our expenditures in the first quarter to conserve resources for later in the year. The decrease in advertising support further contributed to the decline in sales of both products during the first quarter of 2002.

     COST OF SALES. The cost of sales declined primarily due to the decrease in unit sales and to a lesser extent, decreases in the cost of materials.

     GROSS PROFIT. Gross profit declined by 11% to $5.1 million from $5.7 million the year earlier, due entirely to the decrease in unit sales between the two periods.

     OPERATING EXPENSES. Operating expenses declined 37% or almost $3.0 million due largely to an expense of $1.9 million incurred in the 2001 period related to the legal and settlement cost associated with a patent infringement lawsuit and lower advertising expenses in the first quarter of 2002 as compared to the first quarter of 2001.

     INTEREST AND OTHER INCOME. Interest and other income increased to approximately $424,000 for the six months ended June 30, 2002 as compared to approximately $65,000 in the year earlier period. The increase was due primarily to royalty income of approximately $236,000 received from Wrigley and interest income of $161,000 due to the higher level of invested cash in 2002 resulting from the sale of our chewing gum assets to Wrigley in July 2001. The royalty payment, received in June 2002, is for a dental gum product sold by Wrigley that is subject to a royalty agreement between Matrixx and Wrigley. We entered into the royalty agreement with Wrigley in conjunction with the sale of our gum assets to Wrigley in July 2001. We believe that the royalty amount received reflects a higher level of introductory shipments of product that would normally be expected during the introduction of any new consumer product, and therefore, is not necessarily indicative of amounts to be received in the future. We are unable to predict the success or future sales of the Wrigley gum product, and therefore, cannot estimate the amount or timing of any future royalty payments.

     INTEREST EXPENSE. Interest expense increased to approximately $351,000 for the six months ended June 30, 2002 from approximately $65,000 in the year earlier period. The increase is entirely attributable to imputed interest of $335,000 accrued under the note that we issued to Zensano, Inc. in connection with our acquisition of Zensano's 40% interest in Zicam in December 2001. The first of four payments of $2.75 million each under the note was made in June 2002, with subsequent payments due in November 2002, June 2003 and November 2003.

     INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST. The loss in the first six months of 2002 decreased by more than $2.5 million as compared to the same period in 2001 due primarily to the decline in operating expenses which offset a decrease in gross profit. We expect that earnings in future periods will continue to be significantly impacted by the seasonality of our sales, revenues and expenses associated with new product introductions and the timing and amount of advertising. Specifically, we have announced the introduction of five new products and are currently selling these products to retailers. Shipments of these products will begin in the third quarter of 2002. The success of these products will have a significant impact on our financial results in future quarters. Additionally, we plan to increase our advertising spending for the fourth quarter of 2002 above the prior year, which will further affect operating expenses and future financial results for the remainder of the 2002 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital decreased from approximately $13.4 million at December 31, 2001 to approximately $10.2 million at June 30, 2002, primarily due to our initial payment of $2.75 million on the note that we issued to Zensano in conjunction with our acquisition in December 2001 of Zensano's 40% interest in Zicam LLC. During the six month period ended June 30, 2002, we experienced a decrease in cash from operating activities of approximately $667,000, due primarily to a reduction in accounts payable of $6.0 million and sales returns and allowances of $0.9 million, offset in part by a reduction in accounts receivable of $3.7 million, restricted cash of $1.5 million, inventories of $0.4 million and the amortization of imputed interest on notes payable of $0.3 million.

     Investing activities provided cash of approximately $10.0 million due largely to the maturity of marketable securities that were reinvested in securities that are classified as cash equivalents of $10.7 million, offset by the capital expenditures of $0.4 million for a new corporate information system and an increase in deposits of $0.3 million.

     Cash from financing activities used $3.4 million of cash due to our payment in June 2002 of $2.75 million to Zengen under the above-described note that we originally issued to its subsidiary, Zensano, and the repayment in February 2002 of borrowings under our $1.0 million bank credit facility. We expanded our bank credit arrangement in May 2002 with Comerica Bank - California to provide for an increase in our direct borrowing capacity to $2.5 million with more favorable borrowing rates and terms. We do not currently have any borrowings outstanding under the facility, and due to our cash position, do not anticipate borrowing under the facility to meet our immediate working capital requirements. Due to a greater than expected loss for the three months ended June 30, 2002, we have requested, and expect to receive, a waiver of the earnings covenant contained in the bank credit facility requirement for the second quarter.

     We believe that our existing capital resources will be sufficient to fund our operations and capital requirements for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

     We continually evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

     We believe that our critical accounting policies and estimates include the accounting for intangible assets and goodwill, accounting for income taxes, and accounting for returns and allowances associated with our products.

INTANGIBLE ASSETS AND GOODWILL. We recorded approximately $15.0 million in goodwill attributable to the 40% Zicam interest that we acquired from Zensano in December 2001. Under SFAS No. 142, goodwill must be tested annually to identify a potential impairment and the amount of any impairment loss, if any. Factors that could affect this analysis would be significant loss of market share, a general decline in Zicam product sales, higher than expected increases in expenses and various other matters. Any change in key assumptions about the business or prospects of Zicam, LLC, or any change in market conditions or other externalities affecting Zicam, LLC, could result in an impairment charge, and such a charge could have a material adverse effect on our financial condition and results of operations.

ACCOUNTING FOR INCOME TAXES. With the exception of 2001 (in which we sold our gum assets to Wrigley at a sizeable gain), we have experienced significant operating losses. Despite the sizeable gain associated with the sale of our gum assets to Wrigley in 2001, we still possess a sizeable tax loss carry-forward which can be used to reduce taxable income in future years. Due to our history of operating losses, we have recorded a deferred tax valuation allowance to offset the deferred tax asset arising from our tax loss carry-forward. Should we determine that due to improvement in our financial outlook, we are more likely than not to realize the tax benefit associated with our tax loss carry-forwards, we will record the deferred tax asset through the recording of a one-time income adjustment. We would then record income taxes in subsequent operating periods based on our estimated effective income tax rate.

ACCOUNTING FOR CUSTOMER RETURNS AND ALLOWANCES. We recognize revenues on the sale of our products when they are shipped from our warehouse facility, and at that time record a provision for estimated product returns. The estimate for product returns is based on our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects the liability associated with product returns. To date, our sales returns experience has been consistent with our estimate for returns, except for returns of outdated products arising from excessive production during the introduction of Zicam Cold Remedy. We will review and establish similar reserves for the five new products that we are introducing in the third quarter of 2002. We will establish a higher sales returns allowance on these and any other new products that we introduce until such products achieve market acceptance. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be significantly affected.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "estimate", "anticipate", "intend", "may", "might", "will", "would", "could", "project" and "predict", or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:

     * our expectations regarding future sales and costs thereof, including the sales and costs of our five new products, operating expenses and income, including interest income;

     * our expectations regarding the impact on our earnings of the seasonality of sales, revenues and expenses;

     * our belief that our existing capital resources will be sufficient to fund our operations and capital requirements for the next twelve months and our expectation regarding the need for further borrowings.

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

     Statements in this Form 10-Q, including those set forth below under the subheading below entitled "Risk Factors", describe factors that could contribute to or cause actual results to differ materially from our expectations. Other such factors include (i) fluctuations in seasonal demand for our Zicam products,
(ii) lack of market acceptance for or uncertainties concerning the efficacy of the Zicam products, (iii) difficulties in increasing production to meet unexpectedly high demand in the short term, (iv) financial difficulties encountered by one or more of our principal customers, (v) difficulties in obtaining additional capital for marketing, research and development, and other expenses, (vi) oversupply of product inventory to retailers resulting in unsold product returns, (vii) material litigation involving patent and contractual claims, product liabilities and consumer issues and (viii) difficulties and delays in introducing, manufacturing and marketing our new products or the failure of required stability studies for such products.

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

RISK FACTORS

OUR NEW BUSINESS FOCUS MEANS WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO ASSESS OUR CURRENT AND PROSPECTIVE PERFORMANCE

     Although we have been in operations for a number of years, the significant change of direction and focus in our business that we made in 2001 by exiting the chewing gum business and refocusing on the development, production and sale of healthcare products utilizing innovative delivery systems presents a limited operating history upon which you may evaluate our current and prospective performance. The possibility of our future success must be considered relative to the problems, challenges, complications and delays frequently encountered in connection with the development and operation of a new business, and the development and marketing of relatively new healthcare products such as our Zicam products.

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

IF OUR ZICAM PRODUCTS DO NOT GAIN WIDESPREAD MARKET ACCEPTANCE, OUR ANTICIPATED SALES AND RESULTS OF OPERATIONS WILL SUFFER

     Although studies have indicated that Zicam Cold Remedy can significantly reduce the duration and severity of the common cold, we cannot be certain that the product will achieve widespread acceptance by the market. To date, Zicam Allergy Relief has not achieved the market success presently enjoyed by Zicam Cold Remedy. We recently introduced, and intend to actively promote, five new Zicam products, including Zicam Cold Remedy Swabs, Zicam Kids Size Cold Remedy Swabs, Zicam Extreme Congestion Relief, Zicam Sinus Relief and Zicam Moisturizer. If any unanticipated problem arises concerning the efficacy of Zicam Cold Remedy, Zicam Allergy Relief or any of these new products, or if one or more of these products fails to achieve widespread market acceptance for any other reason, our operating results and prospects would be materially adversely affected.

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

OUR INABILITY TO PROVIDE SCIENTIFIC PROOF FOR PRODUCT CLAIMS MAY ADVERSELY AFFECT OUR SALES.

     The marketing of our Zicam products involves claims that certain of these products assist in reducing the duration of the common cold (in the case of Zicam Cold Remedy and the related Zicam Cold Remedy Swab products) and controlling allergy symptoms (in the case of Zicam Allergy Relief). Under FDA and FTC rules, we are required to obtain scientific data to support any health claims we make concerning these products. Although we have neither provided nor been requested to provide any scientific data to the FDA in support of claims regarding these products, we may be required to do so in the future. In such an event, we cannot be certain that the scientific data we have obtained in support of our claims will be deemed acceptable to the FDA or FTC. If the FDA or the FTC requests any supporting information, and we are unable to provide support that is acceptable to the FDA or the FTC, either agency could force us to stop making the claims in question or restrict us from selling the affected products.

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

     We rely significantly on the protections afforded by patent and trademark registrations that we routinely seek from the U.S. Patent and Trademark Office (USPTO) and from similar agencies in foreign countries. We cannot be certain that any patent or trademark application that we file will be approved by the USPTO or other foreign agencies. In addition, we cannot be certain that we will be able to successfully defend any trademark, trade name or patent that we hold against claims from, or use by, competitors or other third parties. No consistent policy has emerged from the USPTO or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology and similar patents. Our future success will depend on our ability to prevent others from infringing on our proprietary rights, as well as our ability to operate without infringing upon the proprietary rights of others. We may be required at times to take legal action to protect our proprietary rights and, despite our best efforts, we may be sued for infringing on the patent rights of others. Patent litigation is costly and, even if we prevail, the cost of such litigation could adversely affect our financial condition. If we do not prevail, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. We cannot be certain that any required license would be available to us on acceptable terms, or at all. If we fail to obtain a license, our business might be materially adversely affected. In addition to seeking patent protection, we rely upon a combination of non-disclosure agreements, other contractual restrictions and trade secrecy laws to protect proprietary information. There can be no assurance that these steps will be adequate to prevent misappropriation of our proprietary information or that our competitors will not independently develop technology or trade secrets that compete with our proprietary information.

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

THE PRICE OF OUR STOCK MAY CONTINUE TO BE VOLATILE

     The market price of our common stock, which is quoted for trading on the Nasdaq National Market, has been highly volatile and may continue to be volatile in the future. Any or a combination of the following factors could cause the market value of our common stock to decline quickly: Operating results that differ from market expectations, negative or other unanticipated results of clinical trials or other testing, delays in product development, technological innovations or commercial product introductions by our competitors, changes in government regulations, developments concerning proprietary rights, including pending or threatened patent litigation, public concerns regarding the safety of any of our products and general economic and stock market conditions. Since the Spring of 2000, the stock market has experienced, and it may continue to experience, significant price and volume fluctuations. These fluctuations have particularly affected the market prices of equity securities of many small capitalization companies, like Matrixx, that are not yet profitable or that experience low or inconsistent earnings. Often, the effect on the price of such securities is disproportionate to the operating performance of such companies. In our case, such broad market fluctuations may adversely our stockholders' ability to dispose of their shares of Matrixx at a price equal to or above the price at which they purchased such shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk exposure throughout 2001 and the first six months of 2002 related to our variable rate revolving credit facility with Comerica Bank. As of the fiscal year ended December 31, 2001, we had an outstanding balance of $1.0 million against the facility. During fiscal 2001, the average outstanding balance on a daily basis was approximately $1.0 million. During the first quarter of 2002 we repaid this outstanding balance. We expanded our bank credit arrangement in May 2002 to provide an increase in our direct borrowing capacity to $2.5 million with more favorable borrowing rates and terms. We do not currently have any borrowings outstanding under the facility, and due to our cash position, do not anticipate borrowing under the facility to meet our immediate working capital requirements. However, assuming we did have borrowings under the new credit facility at the same average level we experienced in 2001 of $1.0 million, a hypothetical interest rate change of 1% would increase our interest expense approximately $10,000 per year from the expense levels that we experienced in 2001. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

     As of both December 31, 2001 and June 30, 2002, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under SFAS No. 107. We presently hold approximately $12 million in short-term U.S. treasury securities which are not subject to material risk. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in 2001 or in the quarter ended June 30, 2002) or commodity price risk.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our 2002 annual meeting of stockholders, held on June 18, 2002, our stockholders reelected all of the following director nominees: Edward Faber, William Egan, Carl Johnson, Edward Walsh, William Yuan, and Michael Zeher.

     At the same meeting our stockholders also approved the Delaware reincorporation and name change of Gum Tech International, Inc., by way of a merger of the Company with and into its subsidiary, Matrixx Initiatives., Inc. Votes cast in respect of this matter were as follows:

            Votes For            Votes Against            Abstentions
            ---------            -------------            -----------
            5,819,057               162,256                 20,493

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

     Exhibit No.    Title

     3.01           Certificate of Incorporation of the Registrant(1)

     3.02           Bylaws of the Registrant(1)

     4.01 Registration Rights Agreement dated July 20, 2001 by and between the Registrant and Wm. Wrigley Jr. Company (2)

     4.02 Rights Agreement dated as of July 22, 2002 by and between the Registrant and Corporate Stock Transfer, Inc. (3)

    10.01 *Amended and Restated Gum Tech International, Inc. 2001 Long-Term Incentive Plan(4)

    10.02 Credit Agreement dated as of May 29, 2002 by and among Gum Tech Internation, Inc., Gel Tech, L.L.C. and Comerica Bank-California

    10.03 *Summary of Matrixx Initiatives, Inc. Director Restricted Stock Purchase Program

     99.1           Certification Pursuant to 18 U.S.C Section 1350

     99.2           Certification Pursuant to 18 U.S. C. Section 1350

----------
*Indicates management compensatory contract, plan or arrangement.

(1) Incorporated by reference to the Registrant's Amendment No.1 to Form 8-A, file No. 000-27646, as filed on June 18,2002.

(2) Incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2001, file number 000-27646.

(3) Incorporated by reference to the Registrant's registration statement on Form 8-A filed July 23, 2002, file number 000-27646.

(4)  Incorporated by reference to the Registrant's definitive proxy statement on
     Schedule 14A, filed October 17 2001, file number 000-27646.

     B.   REPORTS ON FORM 8-K

          On June 19, 2002, the Registrant filed a Report on Form 8-K to report its reincorporation in Delaware and the change of its name from Gum Tech International, Inc. to Matrixx Initiatives, Inc., both of which actions were effectuated on June 18, 2002 through the merger of Gum Tech International, Inc. with and into its wholly-owned Delaware subsidiary, Matrixx Initiatives, Inc.

          On July 23, 2002, the Registrant filed a Report on Form 8-K to report the adoption of a shareholder rights plan in the form of a Rights Agreement between the Registrant and Corporate Stock Transfer, Inc., as Rights Agent.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MATRIXX INITIATIVES, INC.


                                        /s/ Carl J. Johnson
                                        -------------------------------
                                        Carl J. Johnson
                                        President and
                                        Chief Executive Officer


                                        /s/ William J. Hemelt
                                        -------------------------------
                                        William J. Hemelt
                                        Executive Vice President and
                                        Chief Financial Officer


                                        August 14, 2002