Form 10-Q
period 2002-09-30
MATRIXX INITIATIVES INC
filed 2002-11-04
CIK 1006195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
        (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         Commission File number 0-27646

                            MATRIXX INITIATIVES, INC.
                (Name of registrant as specified in its charter)

            DELAWARE                                           87-0482806
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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 9,432,751 shares of the registrant's common stock, $.001 par value, outstanding as of October 31, 2002.

                            MATRIXX INITIATIVES, INC.
                                    FORM 10-Q
                                      INDEX


PART I    FINANCIAL INFORMATION                                             Page

          Item 1.   Condensed Consolidated Balance Sheet
                    as of  September 30, 2002 and December 31, 2001            1

                    Condensed Consolidated Statements of
                    Operations for the three months ended
                    September 30, 2002 and 2001                                3

                    Condensed Consolidated Statements of
                    Operations for the nine months ended
                    September 30, 2002 and 2001                                4

                    Condensed Consolidated Statements of
                    Cash Flows for the nine months ended
                    September 30, 2002 and 2001                                5

                    Notes to Condensed Consolidated
                    Financial Statements                                       6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             10

          Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk                                         23

          Item 4.   Controls and Procedures                                   23

PART II   OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                          24

SIGNATURES                                                                    25

CERTIFICATIONS                                                                26

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

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                   September 30,   December 31,
                                                       2002            2001
                                                   ------------    ------------
Current Assets:
  Cash and cash equivalents                        $ 12,358,460    $  7,342,985
  Restricted cash                                            --       1,503,150
  Accounts receivable:
    Trade, net allowance for doubtful accounts
      of $590,280 and $468,389                        4,203,159       4,461,156
  Inventories                                         1,425,184       1,580,912
  Marketable securities                                      --      10,656,380
  Prepaid expenses and other                            686,475         508,462
  Notes receivable                                           --         200,000
                                                   ------------    ------------

      Total Current Assets                           18,673,278      26,253,045
                                                   ------------    ------------
Property and Equipment, at cost:
  Office furniture and equipment                        536,526          94,277
  Leasehold improvements                                 39,314           2,112
                                                   ------------    ------------

  Total Property and Equipment                          575,840          96,389

  Less accumulated depreciation                         (51,020)        (33,245)
                                                   ------------    ------------

      Net Property and Equipment                        524,820          63,144
                                                   ------------    ------------

Other Assets:
  Deposits and other                                    271,475          32,400
  Debt issuance costs, net of accumulated
    amortization of $11,667                              23,333              --
  Patents, net of accumulated amortization of
    $54,929 and $4,619                                1,068,671       1,118,981
  Goodwill                                           15,039,836      15,039,836
                                                   ------------    ------------

      Total Other Assets                             16,403,315      16,191,217
                                                   ------------    ------------

      Total Assets                                 $ 35,601,413    $ 42,507,406
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

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        September 30,    December 31,
                                                            2002             2001
                                                        -------------    -------------
Current Liabilities:
  Accounts payable and accrued expenses                 $   2,005,327    $   5,928,985
  Sales returns and allowances                                262,755        1,031,897
  Notes payable                                                    --        1,000,000
  Current portion of long-term debt                         5,169,189        4,923,882
                                                        -------------    -------------

      Total Current Liabilities                             7,437,271       12,884,764
                                                        -------------    -------------

Long-Term Debt, net of current portion above:
  Financial institutions and other                          7,889,636       10,177,525
  Less current portion above                               (5,169,189)      (4,923,882)
                                                        -------------    -------------

      Total Long-Term Debt                                  2,720,447        5,253,643
                                                        -------------    -------------
Commitments and contingencies                                      --               --

Stockholders' Equity:
  Preferred stock: $.001 value, 2,000,000 shares
    authorized, none issued and outstanding                        --               --
  Common stock: $.001 par value, 30,000,000 shares
    authorized, 9,432,651 and 9,432,251 shares issued           9,432            9,432
  Additional paid in capital                               35,489,875       35,485,963
  Accumulated deficit                                      (9,993,756)     (11,073,960)
                                                        -------------    -------------
                                                           25,505,551       24,421,435

  Less common stock held in treasury, at
    cost (9,600 and 8,100 shares)                             (61,856)         (52,436)
                                                        -------------    -------------

      Total Stockholders' Equity                           25,443,695       24,368,999
                                                        -------------    -------------

      Total Liabilities and Stockholders' Equity        $  35,601,413    $  42,507,406
                                                        =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three months ended September 30,
                                                         --------------------------------
                                                               2002            2001
                                                           ------------    ------------
Net sales                                                  $  5,078,596    $  2,718,194

Cost of sales                                                 1,668,153         751,402
                                                           ------------    ------------

          Gross Profit                                        3,410,443       1,966,792

Operating expenses                                            2,524,927       1,539,991
Research and development                                        149,885         352,038
                                                           ------------    ------------

          Income (Loss) From Operations                         735,631          74,763
                                                           ------------    ------------
Other Income (Expense):
  Interest and other income                                     174,585         190,286
  Interest and other expense                                   (126,830)        (26,665)
                                                           ------------    ------------

          Total Other Income (Expense)                           47,755         163,621
                                                           ------------    ------------
Income (Loss) Before Provision For Income Taxes
  and Minority Interest                                         783,386         238,384

Provision for income taxes                                     (239,348)             --
Minority interest in earnings (loss) of
  consolidated affiliate                                             --         339,638
                                                           ------------    ------------

Net Income (Loss) From Continuing Operations                  1,022,734        (101,254)
                                                           ------------    ------------
Discontinued Operations:
  Loss from discontinued operations                                  --        (208,870)
  Gain on disposal of gum operations, net of
    income taxes of $400,000                                         --      17,642,562
                                                           ------------    ------------

Total Gain From Discontinued Operations                              --      17,433,692
                                                           ------------    ------------

Net Income (Loss)                                          $  1,022,734    $ 17,332,438
                                                           ============    ============
Net Income (Loss) Per Share of Common Stock:
  Basic:
    Weighted Average Number of Common Shares Outstanding      9,422,872       9,391,067
      Net Income (Loss) Per Share of Common Stock:
        Continuing operations                              $       0.11    $      (0.01)
        Discontinued operations                                      --            1.86
                                                           ------------    ------------
        Net Income                                         $       0.11    $       1.85
                                                           ============    ============
  Diluted:
    Weighted Average Number of Common Shares Outstanding      9,461,205       9,391,067
      Net Income (Loss) Per Share of Common Stock:
        Continuing operations                              $       0.11    $      (0.01)
        Discontinued operations                                      --            1.86
                                                           ------------    ------------
        Net Income                                         $       0.11    $       1.85
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

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Nine months ended September 30,
                                                          -------------------------------
                                                               2002            2001
                                                           ------------    ------------
Net sales                                                  $ 11,971,803    $ 10,563,714

Cost of sales                                                 3,440,276       2,847,093
                                                           ------------    ------------

          Gross Profit                                        8,531,527       7,716,621

Operating expenses                                            7,624,110       9,631,057
Research and development                                        272,128         586,229
                                                           ------------    ------------

          Income (Loss) From Operations                         635,289      (2,500,665)
                                                           ------------    ------------

Other Income (Expense):
  Interest and other income                                     598,913         255,199
  Interest and other expense                                   (478,048)        (91,574)
                                                           ------------    ------------

          Total Other Income (Expense)                          120,865         163,625
                                                           ------------    ------------

Income (Loss) Before Provision For Income Taxes
  and Minority Interest                                         756,154      (2,337,040)

Provision for income taxes                                     (324,050)             --
Minority interest in earnings (loss) of
  consolidated affiliate                                             --        (403,861)
                                                           ------------    ------------

Net Income (Loss) From Continuing Operations                  1,080,204      (1,933,179)
                                                           ------------    ------------
Discontinued Operations:
  Loss from discontinued operations                                  --        (332,922)
  Gain on disposal of gum operations, net of
    income taxes of $400,000                                         --      17,642,562
                                                           ------------    ------------

Total Gain From Discontinued Operations                              --      17,309,640
                                                           ------------    ------------

Net Income (Loss)                                          $  1,080,204    $ 15,376,461
                                                           ============    ============
Net Income (Loss) Per Share of Common Stock:
  Basic:
    Weighted Average Number of Common Shares Outstanding      9,422,739       9,235,821
      Net Income (Loss) Per Share of Common Stock:
        Continuing operations                              $       0.11    $      (0.21)
        Discontinued operations                                      --            1.87
                                                           ------------    ------------
        Net Income                                         $       0.11    $       1.66
                                                           ============    ============
  Diluted:
    Weighted Average Number of Common Shares Outstanding      9,443,362       9,235,821
      Net Income (Loss) Per Share of Common Stock:
        Continuing operations                              $       0.11    $      (0.21)
        Discontinued operations                                      --            1.87
                                                           ------------    ------------
        Net Income                                         $       0.11    $       1.66
                                                           ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Nine months ended September 30,
                                                               -------------------------------
                                                                    2002            2001
                                                                ------------    ------------
Cash Flows From Operating Activities:
  Net income (loss)                                             $  1,080,204    $ 15,376,461
  Adjustments to reconcile net income (loss) to net cash
   (used) by operating activities:
      Depreciation                                                    40,030         220,659
      Amortization                                                    50,310              --
      Amortization of imputed interest on notes payable              462,111              --
      Amortization of debt issuance costs                             11,667              --
      Compensation from issuance of warrants                              --          25,830
      Accrued interest                                                    --        (119,479)
      Minority interest in earnings of consolidated affiliate             --        (403,861)
      Gain on disposal of gum operations                                  --     (17,642,562)
      Loss on disposal of property and equipment                      20,104              --
      Other                                                            3,912              --
      Changes in assets and liabilities:
        Restricted cash                                            1,503,150       1,187,114
        Accounts receivable                                          257,997       1,481,461
        Employee receivable                                               --             911
        Inventories                                                  155,728       1,310,459
        Prepaid expenses and other                                  (178,013)         70,792
        Accounts payable and accrued expenses                     (4,305,845)     (2,568,001)
        Sales returns and allowances                                (769,142)       (130,297)
        Customer deposits and other                                       --         (56,286)
        Deferred revenue                                                  --        (936,141)
                                                                ------------    ------------

        Net Cash (Used) By Operating Activities                   (1,667,787)     (2,182,940)
                                                                ------------    ------------
Cash Flows From Investing Activities:
        Maturity of marketable securities                         10,656,380              --
        Capital expenditures                                        (521,810)     (1,161,023)
        Deposits and other                                          (239,075)        305,277
        Notes receivable                                             200,000        (200,000)
        Cost of sale of gum operations                                    --      (1,527,722)
        Proceeds from sale of gum operations                              --      24,000,000
                                                                ------------    ------------

        Net Cash Provided By Financing Activities                 10,095,495      21,416,532
                                                                ------------    ------------
Cash Flows From Financing Activities:
        Principal payments on notes payable                       (3,367,813)         (2,956)
        Debt issuance costs                                          (35,000)             --
        Issuance of common stock upon exercise of
          options and warrants                                            --       2,661,289
        Purchase of treasury stock                                    (9,420)         (6,530)
                                                                ------------    ------------

        Net Cash Provided (Used) By Financing Activities          (3,412,233)      2,651,803
                                                                ------------    ------------

        Net Increase in Cash and Cash Equivalents                  5,015,475      21,885,395

        Cash and Cash Equivalents at Beginning of Period           7,342,985       3,485,204
                                                                ------------    ------------

        Cash and Cash Equivalents at End of Period              $ 12,358,460    $ 25,370,599
                                                                ============    ============
Supplemental Disclosure of Cash Flow Information:
        Cash paid during the period for:
          Interest                                              $    412,371    $    111,890
          Income taxes                                                    --         325,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            MATRIXX INITIATIVES, INC.
                     (FORMERLY GUM TECH INTERNATIONAL, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of Matrixx Initiatives, Inc. is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2002 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2002. It is recommended that this financial information be read with the complete financial statements included in Matrixx's Annual Report on Form 10-K for the year ended December 31, 2001 previously filed with the Securities and Exchange Commission.

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

     The schedule below summarizes the elements included in the calculation of basic and diluted net income per common share for the three months and nine months ended September 30, 2002 and 2001, respectively. Options, warrants and other incremental shares to purchase 197,000, 419,500, 719,960 and 719,960 shares of common stock for the three and nine month periods ended at September 30, 2002 and 2001, respectively, were not included in the computation of diluted earning per share because their effect would be anti-dilutive.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)
                                   (Unaudited)

                                              Three Months Ended           Nine Months Ended
                                                 September 30,                September 30,
                                           -------------------------    -------------------------
                                              2002          2001           2002          2001
                                           -----------   -----------    -----------   -----------
     Net income (loss) applicable
       to common shareholders              $ 1,022,734   $  (101,254)   $ 1,080,204   $(1,933,179)
                                           ===========   ===========    ===========   ===========

     Weighted average common
       shares outstanding - Basic            9,422,872     9,391,067      9,422,739     9,235,821
     Dilutive securities                        38,333            --         20,623            --
                                           -----------   -----------    -----------   -----------
     Weighted average common
       shares outstanding - Diluted          9,461,205     9,391,067      9,443,362     9,235,821
                                           ===========   ===========    ===========   ===========

     Net income (loss) per common share:
       Basic                               $      0.11   $     (0.01)   $      0.11   $     (0.21)
       Diluted                             $      0.11   $     (0.01)   $      0.11   $     (0.21)

3.   Inventories consisted of the following at September 30, 2002:

     Raw materials and packaging                               $   495,546
     Finished goods                                              1,023,990
     Less reserve for obsolescence                                 (94,352)
                                                               -----------
              Total                                            $ 1,425,184
                                                               ===========

4.   Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company adopted SFAS No. 142 on January 1, 2002 which did not result in any impairment of goodwill or other intangible assets upon adoption.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)
                                   (Unaudited)


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

5.   Recent Developments

     On June 18, 2002, the Company completed its previously announced plans to reincorporate in Delaware and change its name to "Matrixx Initiatives, Inc.". The reincorporation and name change, were effectuated through a merger of the Company (then Gum Tech International, Inc.) with and into its wholly-owned Delaware subsidiary, Matrixx Initiatives, Inc. The timing of the merger (including the resulting reincorporation and name change) immediately followed the receipt of approval of the Company's shareholders at its regularly scheduled annual meeting held on such date. The authorized capital stock of Matrixx consists of (i) 30,000,000 shares of common stock, $.001 par value, ("Common Stock") and (ii) 2,000,000 shares of preferred stock $.001 par value. Upon the effectiveness of the merger, each share of Gum Tech International, Inc. common stock issued and outstanding immediately before the merger, was extinguished and converted into one issued and outstanding share of Matrixx Common Stock.

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

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)
                                   (Unaudited)


     possible adjustments provided for in the Rights Agreement. The Board of Directors of Matrixx has authorized the issuance of up to 20,000 shares of Series A Junior Participating Preferred Stock upon the exercise of Rights.

     Initially the Rights will be attached to all certificates representing shares of Common Stock then outstanding, and no separate Rights certificates will be distributed. The Rights will separate from the Common Stock upon the earlier to occur of (i) 10 days after the public announcement of a person's or group of affiliated or associated persons' having acquired beneficial ownership of 15% or more of the outstanding Common Stock (such person or group being an "Acquiring Person"), or (ii) 10 business days (or such later date as the Matrixx Board may determine) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer for the Common Stock, the consummation of which would result in a person or group's becoming an Acquiring Person (the earlier of such dates being the "Distribution Date"). The Rights are not exercisable until the Distribution Date. If any person (or group of persons) becomes an Acquiring Person (except in a tender or exchange offer which is for all outstanding Common Stock at a price and on terms which a majority of the Matrixx Board determines to be adequate and in the best interests of the Company, its shareholders and other relevant constituencies (other than such Acquiring Person, its affiliates and associates), each holder of a Right will thereafter be entitled to acquire, for each Right so held, one share of Common Stock for a purchase price equal to 50% of the then current market price for such share of Common Stock. All Rights beneficially owned by an Acquiring Person or any affiliate or associate thereof will be null and void and not exercisable. The Rights expire on July 22, 2012 provided that, prior to a person (or group of persons) becoming an Acquiring Person, the Company may redeem the Rights for $0.01 per Right. All of the provisions of the Rights Agreement may be amended before the Distribution Date by the Board of Directors of Matrixx for any reason it deems appropriate. After the Distribution Date, the provisions of the Rights Agreement may be amended by the Board in order to cure any ambiguity, defect or inconsistency, to make changes which do no adversely affect the interest of Rights excluding the interest of any Acquiring Person) or, subject to certain limitations, to shorten or lengthen any time period under the Rights Agreement. A copy of the Rights Agreement was filed with the Securities and Exchange Commission on July 23, 2002.

     On July 12, 2002, the name of the Company's wholly owned subsidiary Gel Tech L.L.C. was changed to Zicam LLC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In Fiscal 2001 we undertook a significant change in our strategic plan and related business operations by exiting the chewing gum business and refocusing on the development, production and sale of healthcare products utilizing innovative delivery systems for over-the-counter pharmaceuticals, including our two Zicam products. In July 2001, we sold substantially all of our assets and business related to our chewing gum operations to the Wm. Wrigley Jr. Company ("Wrigley"). In December 2001, we acquired the remaining 40% of Gel Tech, L.L.C. making Gel Tech a wholly-owned subsidiary of the Company. (In July 2002, the name of Gel Tech, L.L.C. was changed to Zicam, LLC). Our financial results reflect our former chewing gum operations as discontinued operations, and consequently these operations are not reflected in the following discussion and analysis. We owned 60% of Zicam prior to December 5, 2001 and 100% on and subsequent to that date, and report Zicam's financial results on a consolidated basis.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                         THREE MONTHS ENDED SEPTEMBER 30,
                                  ---------------------------------------------
                                          2002                     2001
                                  --------------------     --------------------
Net sales                         $5,078,596       100%    $2,718,194       100%
Cost of sales                      1,668,153        33        751,402        28
                                  ----------    ------     ----------    ------
Gross profit                       3,410,443        67      1,966,792        72
Operating expenses                 2,524,927        50      1,539,991        56
Research and development             149,885         3        352,038        13
                                  ----------    ------     ----------    ------
Income (loss) from operations        735,631        14         74,763         3
Interest and other income            174,585         3        190,286         7
Interest expense                     126,830         2         26,665         1
                                  ----------    ------     ----------    ------
Income (loss) before income
  taxes and minority interest     $  783,386        15%    $  238,384         9%
                                  ==========    ======     ==========    ======

     NET SALES. Net Zicam sales for the three months ended September 30, 2002 increased almost 87% above the prior year level to approximately $5.078 million. During the three months ended September 30, 2002, Matrixx began initial shipments to retailers of five new Zicam products: Zicam Cold Remedy Swabs, Zicam Kids Size Cold Remedy Swabs, Zicam Extreme Congestion Relief, Zicam Sinus Relief, and Zicam Nasal Moisturizer. The sales of the new products contributed approximately $1.1 million to the increase in net sales, while an increase in sales of existing products (Zicam Cold Remedy, Zicam Cold Remedy Twin Pak and Zicam Allergy Relief) contributed the remaining increase of $1.3 million. Sales of the new products are net of approximately $0.6 million in one time distribution costs related to the new product introductions. Sales of existing products increased 32% above the prior year. Net sales of existing products also improved due to a higher average price relative to the prior year due to a higher accrual for retail promotion expense in the earlier period, which is deducted from sales revenues in the computation of net sales.

     Sales of the swab products were limited by our contract manufacturer's inability to increase production sufficiently to meet the demand for the swab products. Based on our current sales forecast for the next few months, we anticipate that our contract manufacturer's additional production capacity should eliminate the backlog of orders that currently exists for the two products in the fourth quarter of 2002. We have not lost any customer orders as a result of the backlog. None of our other products are currently in a backlog situation.

     Although the five new products, in particular both Swab products, have been generally well received by retail customers, we have not achieved the level of distribution for these products achieved by the original Zicam Cold Remedy product. Our sales in future periods will be impacted by our ability to secure placement for all five products in additional retail outlets. Moreover, the level of sales in future periods will be impacted by product acceptance of all seven of our Zicam products by the consuming public.

     COST OF SALES. Cost of sales increased approximately $917,000, or 122%, above the prior year level principally due to the increased number of units sold. In addition, the cost of sales was impacted by the higher unit cost of the swab products, which included certain start-up costs associated with initial shipments of the swab products, and a higher cost of freight associated with expediting the delivery of the new products. Reductions in the average cost of Zicam Cold and Allergy products partially offset these increases.

     GROSS PROFIT. Gross profit on the sale of Zicam products in the third quarter of 2002 increased approximately $1.4 million, or 73.4%, above the prior year level due to the increase in the number of units sold. The gross margin on products sold in the third quarter of 2002 declined to 67 % from 72% in the same period of 2001 due to the initial distribution costs associated with the introduction of the new products and the higher production costs associated with the new products.

     OPERATING EXPENSES. Operating expenses for the third quarter of 2002 increased to $2,525,000, or approximately $985,000 above the prior year period. This 64% increase reflects a higher level of marketing expenses, of approximately $776,000, higher sales commission expense of almost $140,000 due to the higher level of sales, increased investor relations expense of almost $100,000, including annual meeting costs incurred in this period (compared to similar costs for our previous annual meeting held in the fourth quarter of
2001) and higher quality control costs of $79,000 arising from the new product introductions. Offsetting these increased costs were a decrease in legal expenses from the prior year period which included the costs associated with the settlement of a major patent lawsuit. Operating expenses in future periods will vary largely in connection with the level of advertising expenditures. The advertising campaign for the 2002-2003 cold season began in mid-October and is estimated at a total cost of $8-10 million during the October- March cold season.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of almost $150,000 in the three months ended September 30, 2002 reflect costs associated with the five new Zicam products that the Company introduced in 2002. Expenses of over $350,000 in the prior year period were primarily associated with our nicotine gum development undertaken in conjunction with an agreement with Swedish Match, which was terminated in that period.

     INTEREST AND OTHER INCOME. Interest and other income in the third quarter of 2002 amounted to $174,585, or approximately $16,000 below the prior year income amount of $190,286. Approximately $121,000 of the income in the 2002 period was royalty income and most of the difference, or approximately $54,000 was interest income. Virtually all of the income in the 2001 period was interest income. Interest income decreased due to a reduced cash position between the two periods due to the payments made to date in conjunction with our acquisition of the remaining interest in Zicam, LLC in December 2001.

     The royalty income is based on a dental gum product sold by Wrigley that is subject to a royalty agreement between Matrixx and Wrigley. We entered into the royalty agreement with Wrigley in conjunction with the sale of our gum assets to Wrigley in July 2001. We are unable to predict the success or future sales of the Wrigley gum product, and therefore, cannot estimate the amount or timing of any future royalty payments.

     INTEREST EXPENSE. Interest expense increased approximately $100,000 for the third quarter of 2002 over the comparable quarter in 2001 due entirely to the imputed interest accrued under the note that we issued to Zensano, Inc. in connection with our acquisition of Zensano's 40% interest in Zicam, LLC in December 2001. Our first payment of $2.75 million under the note was made at the end of June 2002. Additional payments of $2.75 million are required in November 2002, June 2003 and November 2003. Interest expense in 2001 reflects the interest on the Company's bank borrowings during that period. We did not have any borrowings outstanding under our bank facility during the third quarter of 2002.

     INCOME BEFORE INCOME TAXES AND MINORITY INTEREST. We recorded income before income taxes and minority interest of approximately $783,000 in the third quarter of 2002, which represents an improvement of almost $545,000, or 229%, above the prior year level of $238,000. The increase is primarily due to the increased sales from existing and new products, which offset a higher level of operating expenses. We expect our earnings in future periods will be significantly impacted by the seasonality of our sales, the acceptance of all of our products by the public and the timing and amount of advertising expenses.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                        NINE MONTHS ENDED SEPTEMBER 30,
                                 ---------------------------------------------
                                         2002                    2001
                                 --------------------    ---------------------
Net sales                        $11,971,803      100%   $10,563,714       100%
Cost of sales                      3,440,276       29      2,847,093        27
                                 -----------   ------    -----------    ------
Gross profit                       8,531,527       71      7,716,621        73
Operating expenses                 7,624,110       64      9,631,057        91
Research and development             272,128        2        586,229         6
                                 -----------   ------    -----------    ------
Income (loss) from operations        635,289        5     (2,500,665)      (24)
Interest and other income            598,913        5        255,199         3
Interest expense                     478,048        4         91,574         1
                                 -----------   ------    -----------    ------
Income (loss) before income
  taxes and minority interest    $   756,154        6%   $(2,337,040)      (22)%
                                 ===========   ======    ===========    ======

     NET SALES. Net Zicam sales for the nine months ended September 30, 2002 increased to approximately $12.0 million or 13 % above the same period in 2001. Most of the increase is attributable to sales of the new products which we introduced in the third quarter of 2002. Sales of existing products contributed to the increase, but were negatively impacted by a relatively mild cold season in the first quarter of 2002.

     COST OF SALES. The cost of sales for the nine months ended September 30, 2002 increased approximately $600,000, or nearly 21%, over the same period in 2001. The increase was primarily due to the increase in unit sales, higher costs incurred with the initial production of the new products introduced in the third quarter of 2002 and higher freight costs incurred to expedite the shipments of finished goods. A decrease in the costs of the Company's cold and allergy products due to lower manufacturing costs and cost of materials partially offset this increase.

     GROSS PROFIT. Gross profit for the first three quarters of 2002 increased to approximately $8.5 million, or 11% above the same period in 2001. The increase is due to the higher sales level which was offset in part by the higher unit cost of sales, and is reflected in a decrease in gross profit percentage of sales from 73% to 71%.

     OPERATING EXPENSES. Operating expenses for the first three quarters of 2002 declined 21% or almost $2.0 million from the prior year level due largely to an expense of $1.9 million incurred in the 2001 period related to legal and settlement costs associated with a patent infringement lawsuit. Operating expenses in future periods will largely vary in conjunction with the expense of our advertising program.

     RESEARCH AND DEVELOPMENT. Research and development expenses of approximately $272,000 for the nine months ended September 30, 2002 reflect costs associated with the five new Zicam products that were introduced in the third quarter of 2002. Expenses in the prior year period primarily reflect costs associated with our nicotine gum development undertaken in conjunction with an agreement with Swedish Match, which was terminated in the third quarter of 2001.

     INTEREST AND OTHER INCOME. Interest and other income for the nine months ended September 30, 2002 period amounted to approximately $599,000, or approximately $344,000 above the amount for the comparable period in 2001. Approximately $356,000 of the 2002 amount is royalty income and the remainder is largely interest income on our invested cash. Virtually all of the 2001 income was interest income. The level of interest income is largely due to the Company's invested cash position arising from its sale of the gum business in July 2001 to Wrigley, reduced in the 2002 period by payments made in conjunction with our acquisition of the remaining interest in Zicam, LLC in December 2001.

     The royalty income is due to a dental gum product sold by Wrigley. We entered into the royalty agreement with Wrigley in conjunction with the sale of our gum assets to Wrigley in July 2001. We are unable to predict the success or future sales of the Wrigley gum product, and therefore, cannot estimate the amount or timing of any future royalty payments.

     INTEREST EXPENSE. Interest expense increased to approximately $478,000 for the nine months ended September 30, 2002 from approximately $92,000 in the same period of 2001. The increase is entirely attributable to imputed interest accrued under the note that we issued to Zensano, Inc. in connection with our acquisition of Zensano's 40% interest in Zicam, LLC in December 2001. The first of four payments of $2.75 million each under the note was made in June 2002, with subsequent payments due in November 2002, June 2003 and November 2003.

     INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST. Our income before income taxes and minority interest in the first nine months of 2002 was almost $0.8 million, an increase of more than $3.1 million from the net loss of $2.3 million reported in the comparable period of 2001. The increase is due to a higher gross profit resulting from higher net sales and a decrease in operating expenses. We expect that earnings in future periods will continue to be significantly impacted by the seasonality of our sales, revenues and expenses associated with new product introductions and the timing and amount of advertising. The success of the five new products which we began shipping in the third quarter of 2002 will have a significant impact on our financial results in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital decreased from approximately $13.4 million at December 31, 2001 to approximately $11.2 million at September 30, 2002, primarily due to our initial payment of $2.75 million for the note we issued to Zensano, Inc. in conjunction with our acquisition in December 2001 of Zensano's 40% interest in Zicam, LLC. During the nine month period ended September 30, 2002, we experienced a decrease in cash from operating activities of approximately $1.7 million, due primarily to a reduction in accounts payable of $4.3 million and sales returns and allowances of $0.8 million, offset in part by net income of $1.1 million, a reduction in accounts receivable of $0.3 million, restricted cash of $1.5 million, and the amortization of imputed interest on notes payable of $0.5 million.

     Investing activities provided cash of approximately $10.1 million due largely to the maturity of marketable securities that were reinvested in securities that are classified as cash equivalents of $10.7 million, offset in part by a capital expenditure of $0.5 million for a new corporate information system.

     Cash from financing activities used $3.4 million of cash due to our payment in June 2002 of $2.75 million to Zengen, Inc. under the above-described note that we originally issued to its subsidiary, Zensano, and the repayment in February 2002 of borrowings under our $1.0 million bank credit facility. We expanded our bank credit arrangement in May 2002 with Comerica Bank - California to provide for an increase in our direct borrowing capacity to $2.5 million with more favorable borrowing rates and terms. We do not currently have any borrowings outstanding under the facility and, due to our cash position, do not anticipate borrowing under the facility to meet our immediate working capital requirements. We requested and received from Comerica Bank-California a waiver of the earnings covenant contained in the bank credit facility for the second quarter of 2002. We are in compliance with the earnings covenant for the third quarter of 2002.

     We believe that our existing capital resources will be sufficient to fund our operations and currently anticipated capital requirements for the next twelve months.

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

INTANGIBLE ASSETS AND GOODWILL. We recorded approximately $15.0 million in goodwill in respect of the 40% Zicam, LLC interest that we acquired from Zensano, Inc. in December 2001. Under SFAS 142, goodwill must be tested annually to identify a potential impairment and the amount of any impairment loss, if any. Factors that could affect this analysis would be significant loss of market share, a general decline in Zicam product sales, higher than expected increases in expenses and various other matters. Any change in key assumptions about the business or prospects of Zicam, LLC, or any change in market conditions or other externalities affecting Zicam, LLC, could result in an impairment charge, and such a charge could have a material adverse effect on our financial condition and results of operations.

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

ACCOUNTING FOR CUSTOMER RETURNS AND ALLOWANCES. We recognize revenues on the sale of our products when they are shipped from our warehouse facility, and at that time record a provision for estimated product returns. The estimate for product returns is based on our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects the liability associated with product returns. To date, our sales returns experience has been consistent with our estimate for returns, except for returns of outdated products arising from excessive production during the introduction of Zicam Cold Remedy in the 1999-2000 cold season. Currently, we are recording a provision of 3% of gross sales for our Zicam Cold Remedy and Zicam Allergy Relief products for potential returns and allowances.

In establishing the appropriate reserve level for the five new products introduced in the third quarter of 2002, we reviewed the similarities and differences of the five products relative to Zicam Cold Remedy and Zicam Allergy Relief for which we now have almost three years of product return experience. Based on that review, we will record a 7% provision of gross sales for these products. We will review the return provision regularly and adjust these reserve amounts as actual product return experience continues to develop. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be significantly affected. In addition, we expect that a higher sales returns allowance will be recorded in the future for any other new products that we introduce until such products achieve market acceptance.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "estimate", "anticipate", "intend", "may", "might", "will", "would", "could", "project" and "predict", or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in document incorporated by reference herein include, but are not limited to statements regarding:

     * our expectations regarding future sales and costs thereof, including the sales and costs of our five new products, operating expenses (including anticipated advertising expenditures) and income, including interest income;

     * our expectations regarding the impact on our earnings of the seasonality of sales, revenues and expenses, the acceptance of our products by the public and the timing and amount of our advertising;

     * our right to receive royalty payments from Wrigley based on our 2001 royalty agreement with Wrigley;

     * our expectation that our contract manufacturer's production capacity will be sufficient to eliminate our Zicam backlog orders in the fourth quarter of 2002;

     * our expectation that we will not need to borrow under our credit facility with Comerica Bank- California to meet our immediate working capital requirements; and

     * our belief that our existing capital resources will be sufficient to fund our operations and capital requirements for the next twelve months and our expectation regarding the need for further borrowings.

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

     Statements in this Form 10-Q, including those set forth below under the subheading entitled "Risk Factors", describe factors that could contribute to or cause actual results to differ materially from our expectations or that could detrimentally affect the value of our outstanding stock. Other such factors include (i) fluctuations in seasonal demand for our Zicam products, (ii) lack of market acceptance for or uncertainties concerning the efficacy of the Zicam products, (iii) difficulties in increasing production to meet unexpectedly high demand in the short term, (iv) financial difficulties encountered by one or more of our principal customers, (v) difficulties in obtaining additional capital for marketing, research and development, and other expenses, (vi) oversupply of product inventory to retailers resulting in unsold product returns, (vii) material litigation involving patent and contractual claims, product liabilities and consumer issues and (viii) difficulties and delays in introducing, manufacturing and marketing our new products or the failure of required stability studies for such products.

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

OUR BOARD OF DIRECTORS IS AUTHORIZED TO ISSUE SHARES OF PREFERRED STOCK THAT COULD HAVE RIGHTS SUPERIOR TO OUR OUTSTANDING SHARES OF COMMON STOCK, AND, IF ISSUED, COULD ADVERSELY IMPACT THE VALUE OF OUR COMMON STOCK

     Our certificate of incorporation permits our board of directors, in its sole discretion, to issue up to 2,000,000 shares of authorized but unissued preferred stock. These shares may be issued by our board without further action by our shareholders, and may include any of the following rights (among others) as our board may determine, which rights may be superior to the rights of our outstanding common stock:

     * voting rights, including the right to vote as a class on particular matters;

     *    preferences as to dividends and liquidation rights;

     *    conversion rights;

     *    anti-dilution protections; and

     *    redemption rights.

Since our board of directors has the authority to determine, from time to time, the terms of our authorized preferred stock, there is no limit on the amount of common stock that could be issuable upon conversion of any future series of preferred stock that may be issued. The rights of holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock that may be issued in the future. In addition, the market price of our common stock may be adversely affected by the issuance of any series of preferred stock with voting or other rights superior to those of our common stock. The issuance of any series of preferred stock could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk exposure throughout 2001 and the first nine months of 2002 related to our variable rate revolving credit facility with Comerica Bank. As of the fiscal year ended December 31, 2001, we had an outstanding balance of $1.0 million against the facility. During fiscal 2001, the average outstanding balance on a daily basis was approximately $1.0 million. During the first quarter of 2002 we repaid this outstanding balance. We expanded our bank credit arrangement in May 2002 to provide an increase in our direct borrowing capacity to $2.5 million with more favorable borrowing rates and terms. We do not currently have any borrowings outstanding under the facility, and due to our cash position, do not anticipate borrowing under the facility to meet our immediate working capital requirements. However, assuming we did have borrowings under the new credit facility at the same average level we experienced in 2001 of $1.0 million, a hypothetical interest rate change of 1% would increase our interest expense approximately $10,000 per year from the expense levels that we experienced in 2001. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

     As of both December 31, 2001 and September 30, 2002, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under SFAS No. 107. We presently hold approximately $12 million in short-term U.S. treasury securities which are not subject to material risk. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in 2001 or in the quarter ended September 30, 2002) or commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   EXHIBITS

     Exhibit No.    Title
     -----------    -----
     3.01           Certificate of Incorporation of the Registrant(1)

     3.02           Bylaws of the Registrant(1)

     4.01 Rights Agreement dated as of July 22, 2002 by and between the Registrant and Corporate Stock Transfer, Inc. (2)

     99.1           Certification Pursuant to 18 U.S.C Section 1350

     99.2           Certification Pursuant to 18 U.S.C. Section 1350

----------
(1) Incorporated by reference to the Registrant's Amendment No.1 to Form 8-A, file No. 000-27646, as filed on June 18, 2002.

(2) Incorporated by reference to the Registrant's registration statement on Form 8-A filed July 23, 2002, file number 000-27646.

B.   REPORTS ON FORM 8-K

     On July 23, 2002, we filed a Current Report on Form 8-K announcing our adoption of a shareholder rights plan in the form of a Rights Agreement dated as of July 22, 2002 between Matrixx and Corporate Stock Transfer, Inc. as Rights Agent.

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


                                        MATRIXX INITIATIVES, INC.


                                        /s/ Carl J. Johnson
                                        ----------------------------------------
                                        Carl J. Johnson
                                        President and
                                        Chief Executive Officer


                                        /s/ William J. Hemelt
                                        ----------------------------------------
                                        William J. Hemelt
                                        Executive Vice President,
                                        Chief Financial Officer,
                                        Treasurer and Secretary


                                        November 4, 2002

                                 CERTIFICATIONS


I, Carl J. Johnson, President and Chief Executive Officer of Matrixx Initiatives, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Matrixx Initiatives, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 4, 2002

                                        /s/ Carl J. Johnson
                                        ----------------------------------------
                                        Carl J. Johnson
                                        President and Chief Executive Officer

                                 CERTIFICATIONS


I, William J. Hemelt, Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Matrixx Initiatives, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Matrixx Initiatives, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 4, 2002

                                        /s/ William J. Hemelt
                                        ----------------------------------------
                                        William J. Hemelt
                                        Executive Vice President, Chief
                                        Financial Officer, Treasurer & Secretary

                                                                    EXHIBIT 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Matrixx Initiatives, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carl J. Johnson, Chief Executive Officer of the Company, certify, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                        /s/ Carl J. Johnson
                                        ----------------------------------------
                                        Carl J. Johnson
                                        President and Chief Executive Officer


Dated November 4, 2002

                                                                    EXHIBIT 99.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Matrixx Initiatives, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Hemelt, Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company, certify, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                        /s/ William J. Hemelt
                                        ----------------------------------------
                                        William J. Hemelt
                                        Executive Vice President, Chief
                                        Financial Officer, Treasurer & Secretary


Dated November 4, 2002