Form 10-K
period 2002-12-31
MATRIXX INITIATIVES INC
filed 2003-03-28
CIK 1006195

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                   ----------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transaction period from _______ to ________

                           Commission File No. 0-27646

                            MATRIXX INITIATIVES, INC.
                    (Name of business issuer in its charter)

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

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
Common Stock, $.001 par value                     Nasdaq National Market

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not to be contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

     As of March 20, 2003, 9,441,651 shares of the Registrant's Common Stock were outstanding. As of March 20, 2003, the market value of the Registrant's Common Stock (based on the closing price of the shares on the Nasdaq National Market), excluding shares held by affiliates, was approximately $71 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement prepared in connection with the Registrant's 2003 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I .....................................................................   1

  ITEM 1. BUSINESS..........................................................   1
  ITEM 2. DESCRIPTION OF PROPERTY...........................................   6
  ITEM 3. LEGAL PROCEEDINGS.................................................   6
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............   6
  EXECUTIVE OFFICERS OF MATRIXX.............................................   6

PART II ....................................................................   7

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........   7
  ITEM 6. SELECTED FINANCIAL DATA...........................................   8
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS ..........................................   9
  CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS AND
    RISK FACTORS ...........................................................  16
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......  22
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................  22
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE .......................................  22

PART III ...................................................................  22

  ITEM 10. INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS..........  22
  ITEM 11. EXECUTIVE COMPENSATION...........................................  23
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  23
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  24
  ITEM 14. CONTROLS AND PROCEDURES..........................................  24
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..  24

SIGNATURES .................................................................  56

CERTIFICATIONS .............................................................  57

     Unless otherwise indicated in this Form 10-K, "Matrixx," "us," "we," "our", "the Company" and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. "Zicam" is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     We develop, produce, market and sell innovative, over-the-counter (OTC) pharmaceutical products with an emphasis on those which utilize unique or novel delivery systems. Through our subsidiary, Zicam, LLC, we produce, market and sell seven different products under the Zicam(R) brand: Zicam Cold Remedy nasal gel, a patented, homeopathic remedy that has been clinically proven to significantly reduce the duration and severity of the common cold; two related nasal swab cold remedy products - Zicam Cold Remedy Swabs and Zicam Cold Remedy Swabs - Kids Size; Zicam Allergy Relief, a homeopathic nasal gel formula designed to control allergy symptoms for sufferers of hay fever and other upper respiratory allergies; Zicam Extreme Congestion Relief, a nasal gel formula designed to provide fast-acting, long-lasting relief of nasal congestion; Zicam Sinus Relief, a nasal gel formula that enhances the benefits of Extreme Congestion Relief with menthol and eucalyptus for improved feeling of sinus pressure relief; and Zicam Nasal Moisturizer, a non-medicated nasal moisturizer.

     We were incorporated in Utah in 1991. Prior to July 2001, as Gum Tech International, Inc., our principal business was the development, manufacture and sale of nutritional and healthcare-related chewing gum products. In 1999, we formed Gel Tech, L.L.C. with another company, with our ownership interest in Gel Tech being 60%. The business of Gel Tech was to develop and produce homeopathic nasal gel products based on a proprietary zincum gluconicum delivery system. In July 2001, we exited the chewing gum business with the sale of substantially all of our chewing gum assets and business to the Wm. Wrigley Jr. Company ("Wrigley"). In December 2001, we acquired the remaining 40% of Gel Tech and changed its name to Zicam, LLC. On June 18, 2002, we reincorporated in Delaware and changed our name from Gum Tech International, Inc. to Matrixx Initiatives, Inc.

     Our principal executive offices are located at 2375 E. Camelback Road, Suite 500, Phoenix, Arizona 85016 and our telephone number is (602) 387-5353.

MARKETS AND COMPANY PRODUCTS

     All seven of our Zicam products are targeted at the cough and cold market category. That market, which is estimated at more than $3 billion annually in retail sales in the United States, includes a wide variety of tablets, liquids, nasal sprays and syrups that provide relief and/or remedy to cold, allergy and sinus congestion sufferers. The largest sub-segment of that category includes products formulated to relieve symptoms associated with the common cold. It is estimated that more than one billion common colds occur in the United States each year, with over 100 million of these colds resulting in lost days of school or work, or some level of restricted activity. Colds are estimated to occur at a rate of two to five per person (six to eight per child) each year. The market for allergy relief products covers a much smaller segment of the population, estimated at 35 million people in the United States. However, allergy sufferers are more likely to require medication for a much longer period of time to relieve allergy symptoms.

     The most significant of our seven products, Zicam Cold Remedy, a homeopathic nasal gel product, is based on our patented zincum gluconicum delivery system. The original product in a nasal pump bottle was introduced in 1999. Together with two nasal swab versions of the product which were introduced in 2002, Zicam Cold Remedy Swabs and Zicam Cold Remedy Swabs - Kids Size, Zicam Cold Remedy accounted for more than 70% of our net sales in 2002. Zicam Cold Remedy was formulated to reduce the duration and severity of the common cold. In a study published in the October 2000 issue of the ENT- Ear, Nose & Throat Journal, Zicam Cold Remedy was shown to reduce the duration of the common cold when taken at the onset of symptoms. In a separate study published in the January 2003 issue of QJM: An International Journal of Medicine, zincum gluconicum nasal gel (Zicam Cold Remedy) was shown to reduce the duration and symptoms of the common cold when treatment was started as late as the second day of illness. We believe Zicam Cold Remedy is unique in the cough and cold market category in which we compete due to the claims that we are able to make regarding the product's ability to reduce the duration of the common cold. To our knowledge, only one other product in the cough and cold category (including competing generic copies of that product) is able to make a similar claim.

     Sales of Zicam Cold Remedy have grown steadily since its introduction in 1999 as customer awareness of the product has increased as a result of our marketing and public relations efforts, and word-of-mouth experience by consumers. Zicam Cold Remedy Swabs and Zicam Cold Remedy Swabs - Kids Size contain the same ingredients as Zicam Cold Remedy, and were introduced in late 2002 to appeal to consumers who dislike nasal sprays. Both of these swab products have been well received by the retail trade, though we have been limited in meeting consumer demand particularly for the adult swab product due to production constraints of our supplier. We expect that our current backlog, which is described below in further detail, will be alleviated within the next few months as the demand from the current cold season decreases, which will enable us to build up inventory prior to the 2003-2004 cold season.

     Zicam Allergy Relief, also a homeopathic nasal gel formula, was introduced in 2000. Zicam Allergy Relief is designed to control allergy symptoms for sufferers of hay fever and other upper respiratory allergies. An initial double-blind scientific study indicated that Zicam Allergy Relief reduced the severity of symptoms resulting from these types of allergies. We believe Zicam Allergy Relief is distinctive from most allergy products available in the market due to the absence of side effects, such as drowsiness or jitters. Zicam Allergy Relief contributed almost 20% of total net sales for 2002.

     Three other Zicam nasal gel products were introduced in late 2002 -- Extreme Congestion Relief, Sinus Relief and Nasal Moisturizer. Zicam Extreme Congestion Relief is a nasal gel that combines the active ingredient oxymetazoline hydrochloride into our gel matrix and soothing aloe vera to provide fast-acting, long-lasting relief of nasal congestion and sinus pressure. Zicam Sinus Relief provides all of the benefits of the Extreme product with the aromatic strength of a cooling menthol/eucalyptus blend. Zicam Nasal Moisturizer is a non-medicated moisturizer that suspends aloe and eight other moisturizers in the gel matrix to help ensure constant, soothing relief from irritated nasal membranes. While greater retail distribution opportunities exist, these three products contributed approximately 7% of total 2002 net sales. Continued growth in sales from these three products is dependent on achieving much wider distribution among retailers, and in particular, among large nation-wide food, drug and mass marketers.

BUSINESS STRATEGY

     Our objective is to become a recognized leader in providing OTC pharmaceutical products which utilize innovative and proprietary alternative delivery systems. To achieve our objective, the key elements of our business strategy include the following:

     EXPANDING MARKETING EFFORTS FOR EXISTING PRODUCTS: We intend to continue to develop and refine our sales and marketing efforts to increase market penetration of our Zicam products in U.S. households. Such efforts include improving the timing and consistency of marketing activities compared to previous years, executing effective trial generating programs, implementing programs with retailers to enhance consumer awareness of our products and seeking to increase recommendations from healthcare professionals. We are also implementing new, creative advertising approaches and public relations efforts. We believe these efforts will continue to build brand awareness, trial and sales of our products.

     CAPITALIZING ON OUR NASAL GEL TECHNOLOGY AND KNOW-HOW: We intend to leverage our nasal gel technology and know-how to develop additional gel delivery system product offerings that complement the current Zicam products. Additional gel technology products may include over-the-counter pharmaceutical ingredients that can be effectively delivered through our nasal gel delivery system. We believe extending the Zicam product line in this way will bring additional consumer awareness and expand our product presence and support from retailers.

     PURSUING ADDITIONAL DELIVERY SYSTEMS: Our success in expanding consumer acceptance of our nasal gel delivery system and growing the Zicam franchise indicates to us that opportunities exist to pursue development of other unique and proprietary consumer healthcare product delivery systems. We are seeking to identify, through internal research and development efforts and through consideration of external opportunities, other growth opportunities for Matrixx.

     EXTENDING SALES INTO NEW MARKETS: International markets represent an important growth opportunity for Matrixx. We continue to explore expanding sales into appropriate international markets where sales prospects are favorable. Because of the complex and multiple regulatory environments, languages, customs, logistics and working capital requirements involved in developing these markets, we are exploring possible relationships with multi-national business organizations and established international distributors capable of introducing products and competing in international markets. We believe this approach could provide significant sales growth opportunities for our current and future products. However, we do not expect to be able to finalize any agreement soon and do not anticipate any revenue or income impact in the near future.

CUSTOMERS

     We sell our products directly to major food, drug, mass market (e.g. Wal-Mart, Target) and wholesale warehouse retailers throughout the United States, and to distributors that sell to smaller retail establishments. Although Zicam Cold Remedy and Zicam Allergy Relief are sold in virtually every major retail outlet in the country, the products we introduced in late 2002 have not yet achieved that same level of distribution. We are highly dependent on a small group of large national retailers for our product distribution, such that 10 customers accounted for more than 70% of our total sales in 2002, and two customers, Wal-Mart and CVS, each accounted for more than 10% of our sales in 2002. Our agreements with our customers generally provide for their ability to return unsaleable merchandise, including damaged product, excessive overstock or out-of-date product. We provide in our financial results as an offset against sales, an estimate for expected returns. Due to the continuing growth and success of the Zicam products, we have not experienced unusual or excessive amounts of product returns, other than that which occurred in connection with the initial introduction of Zicam Cold Remedy in late 1999 and early 2000, which resulted in overstock and out-of-date situations with a few retailers. To the extent that any of our largest customers were to stop carrying our products for any reason, or were to fail to pay us for our products, our sales or financial results could be negatively impacted.

MANUFACTURING AND DISTRIBUTION

     The original Zicam Cold Remedy and Zicam Allergy Relief products are manufactured for us by Botanical Laboratories, Inc. ("Botanical") in Ferndale, Washington. Zicam Cold Remedy swabs are manufactured by Innovative Swab Technologies, Inc. ("IST") in Antioch, Illinois. Zicam Extreme Congestion Relief, Sinus Relief and Nasal Moisturizer are manufactured by BioZone Laboratories, Inc. in Pittsburgh, California. Each of these manufacturers is registered with the federal Food and Drug Administration (FDA) and has confirmed to us that it adheres to current Good Manufacturing Practices (cGMP's) in its production processes and procedures. Each is responsible for sourcing all raw materials used in its production of our products from third party suppliers, which are widely available. We are currently operating under a contract with IST that should supply our expected needs for swab products in 2003, but rely on individual production orders to meet our needs from our two other suppliers. We have identified other suppliers that we believe are capable of meeting our current production requirements for each of our products. However, we may be limited in our ability in securing an alternative supplier for the swab products due to proprietary technology employed by IST in the manufacture of the swab products.

     We source all packaging materials, including the bottles and sprayers for our pump products from third parties. Each manufacturer of our products is responsible for all other aspects of the production process, including formulating and producing product mixtures, filling bottles, assembling finished product and packing finished product in master cases. Botanical supplies the nasal gel formula in bulk containers to IST for the production of the swab products. Generally, finished products are shipped to an independent warehouse in Phoenix for storage prior to shipment to our customers. However, in order to expedite shipments of swab products, we have been making direct shipments from IST to our customers.

     At the end of 2002, had an approximately $1.3 million backlog of swab orders which has continued into the first quarter of 2003. We expect this backlog to continue until the end of the current cold season in late March or early April 2003. The back order situation has affected us in many ways, including higher production costs, higher freight costs to expedite shipment of raw materials and finished goods, fines from certain retailers, cancelled orders and lost opportunity costs. We are evaluating a variety of options to ensure that we avoid a similar shortfall in the upcoming 2003-2004 cold season. We plan to build an inventory of the swab products in coming months, which we were unable to do prior to the current cold season due to our introduction of these products late in 2002. We cannot be certain that IST, which manufactures the swab products for us, will be able to produce the amount of inventory that we are seeking to acquire before the commencement of the next cough and cold season. Even if we are able to acquire this inventory, it is possible that another backlog could occur in the next season as a result of unanticipated factors, including higher than expected product demand.

     Our current pricing with IST is fixed by contract until the end of fiscal 2003, at which time we will be required to review and negotiate new pricing terms. In the first quarter of 2003, IST advised us of an increase in pricing for the balance of 2003. We have advised IST of our opposition to this pricing increase on the basis that it is not permitted by our contract, and we are presently examining options to resolve this issue. In order to prevent a suspension in swab production while this issue is being dealt with, we may elect to pay this increased pricing under protest. If we are forced to accept this increased pricing, our cost of sales will increase.

RESEARCH AND DEVELOPMENT

     Research and development is an important part of our business. Expenditures in 2002 reflect costs associated with the five products that we introduced in that year. We expect to significantly increase our expenditures on research and development in 2003 to approximately 6% of net sales in order to develop new products and the support necessary for the products to be successful in the marketplace.

FDA AND OTHER GOVERNMENT REGULATION

     We are subject to various federal, state and local laws and regulations affecting our business. All of our products are subject to regulation by the FDA, including regulations with respect to the approval of manufacturing processes and procedures, ingredients in the products, labeling and claims made. The Zicam Cold Remedy products, including the two swab products, and Zicam Allergy Relief, are further subject to the requirements of the Homeopathic Pharmacopeia of the United States, and Zicam Extreme Congestion Relief and Zicam Sinus Relief are subject to the requirements of the FDA as allopathic drugs. All of our claims and advertising are subject to the rules of the Federal Trade Commission (FTC). Although we believe that our products and claims comply in all material respects with all regulatory requirements, if the FDA or FTC were to determine that we are in violation of any such requirement, either agency could restrict our ability to market the products, change the claims that we make or cause us to remove the products from the market.

ENVIRONMENTAL MATTERS

     Compliance with environmental rules and regulations did not significantly affect our earnings or competitive position during 2002. All of our Zicam product manufacturing and warehousing are currently outsourced to third party contractors and as a result, we do not incur any direct expenses related to environmental monitoring and regulatory compliance. With our continued outsourcing of Zicam product manufacturing and storage, and no present plans to return to direct manufacturing or storage of products, we expect these expenses to remain low in the foreseeable future.

TRADEMARKS, TRADE NAMES, AND PROPRIETARY RIGHTS

     We have been issued two patents (#6,080,783 and #6,365,624) from the U.S. Patent and Trademark Office for the Zicam Cold Remedy technology. We believe these patents, which are expected to be effective until 2018, afford significant protection from competitors that may wish to sell similar cold remedy products. We have filed applications for similar patents for Zicam Cold Remedy in several other countries, including Canada, Mexico, the European Union, Hong Kong, Japan, Korea, China, Brazil and India, as well as additional applications in the United States. We have also filed applications for patents in the United States for compositions and methods relating to Zicam Nasal Moisturizer, Zicam Extreme Congestion Relief, Zicam Sinus Relief and Zicam products dispensed with the swab system, while preserving our rights to file applications in other foreign countries at a later date. We hold a registered trademark for "Zicam" in the United States, the European Union, Japan and Australia and have applied for similar trademark protection in other countries, including Mexico, China, Taiwan and Brazil. We anticipate that we will continue to file for patent and trademark protection for the other products that we expect to develop and introduce in the future. There can be no assurance, however, that our existing patents, or any additional patents that we may secure in the future, will be adequate to protect the Company's intellectual property from a competitor's actions. Further, patent litigation can be very time-consuming and costly. Even if we prevail in such litigation, the cost of litigation could adversely affect our operating results and financial condition.

EMPLOYEES

     As of December 31, 2002, we employed 14 people in our Phoenix, Arizona headquarters office. The 14 employees in Phoenix consist of two executive officers and individuals responsible for administrative, operations, marketing, sales, research and development, regulatory compliance, investor relations and accounting. We closed our California office at the end of February 2002 and moved the administrative and marketing functions previously handled in that office to our Phoenix office.

SEASONALITY

     Sales of Zicam products to end-use consumers are highly seasonal, with most sales occurring during the cold and allergy seasons. The cold season generally runs from September through April, while the allergy season runs from April through October. Both of these seasons vary in intensity and duration from year to year. Our sales to retailers generally mirror this pattern of consumer demand, but are impacted by the level of promotional support that we commit to with retailers and by their inventory management practices.

BACKLOG

     Except as described above regarding the backlog we experienced in 2002 and continue to experience in early 2003 in respect of our new swab products, we did not experience any other product backlog in 2002. As of our 2001 fiscal year-end, we had no product backlog.

COMPETITION

     All of the Zicam products compete in the highly competitive cough and cold and allergy markets with a vast number of well-established brands marketed by large pharmaceutical and consumer products companies. Participants in the cough and cold and allergy markets compete primarily on the basis of price, quality of product and consumer awareness. Most of our competitors have substantially greater financial, marketing and other resources, longer operating histories, larger product portfolios and greater brand recognition than we do. With our limited resources, we are aiming to succeed in this category by emphasizing the unique claims regarding our products. Specifically, regarding Zicam Cold Remedy, our flagship product, we emphasize its ability to reduce the duration and severity of the common cold. Only one other product in the category (including competing generic copies of that product) is able to make a similar claim.

ITEM 2. DESCRIPTION OF PROPERTY

     We have leased office space at 2375 E. Camelback Road in Phoenix, Arizona through February 2004 to house our corporate offices. We will be evaluating in late 2003, whether to extend our current lease. Warehouse storage of our finished goods, including shipping services, is provided by a contract warehouse in Phoenix through a month to month agreement. We consider our existing facilities to be adequate and suitable for their intended use.

ITEM 3. LEGAL PROCEEDINGS

     On June 2, 1999, we filed a complaint in the Superior Court of Maricopa County, Arizona against DJ Ltd. ("DJ"). Our complaint sought a declaratory judgment that DJ was not owed any fee under an agreement entered into between us pursuant to which DJ was to act as our financial advisor. DJ removed the case to the United States District Court for the District of Arizona and filed a counterclaim. In its counterclaim, DJ alleged that we breached the contract and that we had been unjustly enriched. DJ sought damages in the amount of $480,000, plus costs, expenses and warrants to purchase 50,000 shares of our common stock, which an expert valued at an additional $200,000- $400,000. DJ also sought a declaratory judgment confirming its version of its rights under the agreement. In order to avoid the significant cost of pursuing the litigation and the potential liability associated with an adverse jury decision, we entered into a settlement with DJ in early 2003 which provided for a payment to DJ at that time of $250,000.

     We are not involved as a party in any other legal proceeding other than various claims and lawsuits arising in the normal course of business, none of which, in the opinion of our management, is individually or collectively material to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2002, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF MATRIXX

     The names, ages, positions and business experience of each of our executive officers are listed below. Each executive officer is appointed by our board of directors to hold his office until his successor is appointed and qualified or until such earlier time as such officer may resign or be removed by the board.

Carl J. Johnson, 54           Mr. Johnson joined Matrixx in July 2001 as
President and Chief           President and Chief Executive Officer and as a
Executive Officer             member of the board of directors. Mr. Johnson's
                              professional experience spans 20 years in the product development, marketing, and sales arenas with several large pharmaceutical and consumer goods companies. From 1993 to 2001, Mr. Johnson was Vice President, Commercial Development with
                              Perrigo Company, a public company and leading manufacturer of over-the-counter pharmaceutical and nutritional products for the store brand market. In that capacity he was responsible for procuring new products and technologies and contract manufacturing services emphasizing
                              Abbreviated New Drug Applications (ANDA) products.
                              Mr. Johnson also worked at Johnson & Johnson from
                              1973 to 1989 where he held a number of high level marketing and sales positions, including responsibility for the national launch of the Acuvue(R) disposable contact lens product. Mr.
                              Johnson also provided marketing leadership for a special team tasked to re-engineer Johnson &
                              Johnson's sales, administrative and operational functions. Mr. Johnson earned a Master of Business
                              Administration - Marketing from the Fairleigh
                              Dickinson University and a Bachelor of Science in Economics from Wagner College.

William J. Hemelt, 49         Mr. Hemelt joined Matrixx in June 1998 as our
Executive Vice President,     Chief Financial Officer, Treasurer, and Secretary.
Operations, Chief Financial   The additional title of Executive Vice President,
Officer, Treasurer and        Operations was added in 2001. From 1980 to 1997,
Secretary                     Mr. Hemelt held a variety of financial positions
                              with Arizona Public Service Company, Arizona's largest utility, including six years as Treasurer and four years as Controller. Mr. Hemelt earned a Master of Business Administration and a Bachelor of Science in Electrical Engineering from Lehigh
                              University.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been quoted for trading on the Nasdaq National Market since April 24, 1996. From this inception date until June 19, 2002, our stock traded under the symbol "GUMM". Effective on June 20, 2002, in connection with our name change to Matrixx Initiatives, Inc., our stock trading symbol changed to "MTXX". The following table sets forth, for the quarters indicated, the range of high and low closing prices of our common stock as reported by the Nasdaq National Market.

                                                            MARKET PRICE
                                                        -------------------
                                                         HIGH         LOW
                                                        -------     -------
     FISCAL YEAR 2001
     First Quarter ................................     $ 9.875     $6.9688
     Second Quarter ...............................     $  9.70     $  7.13
     Third Quarter ................................     $  8.25     $  6.60
     Fourth Quarter ...............................     $  7.99     $  6.40

     FISCAL YEAR 2002
     First Quarter ................................     $  8.64     $  6.52
     Second Quarter ...............................     $ 10.55     $  8.00
     Third Quarter ................................     $ 10.66     $  9.50
     Fourth Quarter ...............................     $ 10.00     $  7.80

     FISCAL YEAR 2003
     First Quarter (through March 21, 2003) .......     $  8.75     $  6.56

     As of March 21, 2003, we had approximately 4,600 record and beneficial stockholders.

DIVIDEND POLICY

     Since our initial public offering in 1996, we have not paid dividends on our common stock and do not expect to pay dividends in the foreseeable future. We intend to retain any earnings to fund the expansion of our business. The amount of future dividends, if any, will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other factors, including any contractual or statutory restrictions on our ability to pay dividends. In addition, under the terms of our credit facility with Comerica Bank-California, as long as we have any outstanding loan balance or other obligations under the credit facility, we cannot pay any dividend without Comerica Bank-California's consent.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data for Matrixx for each of the years in the five-year period ended December 31, 2002, and where appropriate reflects results on a continuing and discontinued operations basis. The financial data presented below is derived from Matrixx's financial statements audited by independent auditors. We report Matrixx's and Zicam, LLC's financial results on a consolidated basis. On July 20, 2001, we sold substantially all of our chewing gum assets and business to Wrigley. Our financial results reflect our former chewing gum operations as discontinued operations. On December 5, 2001, we acquired the remaining 40% of Gel Tech, L.L.C., making it a wholly-owned subsidiary of Matrixx. (In July 2002, the name of Gel Tech, L.L.C. was changed to Zicam, LLC). For additional information, see the financial statements of Matrixx and the notes thereto included elsewhere in this report. The following table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is qualified by reference thereto and to Matrixx's financial statements and notes thereto.

   (000's, except per share data)           2002        2001        2000        1999        1998
                                          --------    --------    --------    --------    --------
Net sales                                 $ 23,548    $ 16,072    $ 10,817    $  9,593    $      0
Net income (loss)
    -- Continuing Operations              $  4,757    $ (4,799)   $ (6,166)   $   (172)   $      0
    -- Discontinued Operations            $     --    $ 17,412    $ (1,971)   $   (601)   $ (6,261)
Net income (loss) per basic and diluted
   share of common stock
    -- Continuing Operations              $    .50    $  (0.52)   $  (0.69)   $  (0.06)   $      0
    -- Discontinued Operations            $     --    $   1.88    $  (0.22)   $  (0.08)   $  (0.97)
Dividends per share                       $      0    $      0    $      0    $      0    $      0
Shares outstanding at year end               9,441       9,432       9,047       8,321       6,858
Total assets                              $ 47,185    $ 42,507    $ 16,981    $ 20,028    $  7,900
Long term obligations                     $      0    $  5,254    $      0    $  2,241    $  2,380
Stockholders' equity                      $ 35,155    $ 24,369    $ 10,448    $ 12,702    $  3,718

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In Fiscal 2001 we undertook a significant change in our strategic plan and related business operations by exiting the chewing gum business and refocusing entirely on the development, production and sale of over-the-counter pharmaceutical products. In July 2001, we sold substantially all of our assets and business related to our chewing gum operations to Wrigley. In December 2001, we acquired the remaining 40% of Gel Tech, making it a wholly-owned subsidiary of Matrixx. (In July 2002, the name of Gel Tech, L.L.C. was changed to Zicam,
LLC). Our financial results reflect our former chewing gum operations as discontinued operations, and consequently these operations are not reflected in the following discussion and analysis. We report Zicam, LLC's financial results on a consolidated basis. We owned 60% of Zicam prior to December 5, 2001 and 100% on and subsequent to that date.

     Our restructuring process continued in 2002 as we reincorporated in Delaware, changed our name to Matrixx Initiatives, Inc. and consolidated our operations in our Phoenix office. Moreover, as part of our focus on over-the-counter pharmaceutical products, we introduced five new Zicam nasal gel products during the year, improved package graphics for the entire Zicam product line and engaged a new sales team to represent our products to retailers.

     Earnings in future periods will be significantly affected by the level of sales, and the timing and amount of our advertising and research and development expenses. Expenditures for advertising and research and development will vary by quarter throughout the year and could be significantly different from amounts in the same periods in earlier years. For 2003, we anticipate spending substantially more for both of these items in the first quarter, compared to the first quarter of 2002.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                            YEARS ENDED DECEMBER 31,
                                   -------------------------------------------
                                           2002                   2001
                                   -------------------    --------------------
Net sales                          $ 23,548        100%   $ 16,072         100%
Cost of sales                         6,752         29       4,215          26
                                   --------   --------    --------    --------

Gross profit                         16,796         71      11,857          74
Operating expenses                   15,544         66      16,964         106
Research and development                294          1         716           4
                                   --------   --------    --------    --------

Income (loss) from operations           958          4      (5,823)        (36)
Interest and other income - net         681          3         174           1
Interest expense                        592          3         163           1
                                   --------   --------    --------    --------

Income (loss) from continuing
operations before income tax
    and minority interest          $  1,047          4%   $ (5,812)        (36)%
                                   ========   ========    ========    ========

NET SALES

     Net sales for 2002 increased to approximately $23.5 million, or 47% above the 2001 sales level. Approximately one third of the $7.5 million increase in net sales is attributable to increases in sales of Zicam Cold Remedy and Allergy Relief, and the remaining two-thirds to sales of the five new Zicam products introduced in late 2002. Sales of Zicam Cold Remedy and Allergy Relief increased due primarily to increased sales to end-use customers, and additionally, with respect to sales of the Cold Remedy product, to the addition of sales to two major club warehouse outlets.

     We introduced five new Zicam products in the third quarter of 2002: Cold Remedy Swabs, Cold Remedy Swabs - Kids Size, Extreme Congestion Relief, Sinus Relief and Nasal Moisturizer. Although we are generally pleased with the retail and consumer acceptance of these new products, the retail distribution has yet to achieve levels comparable to our original Zicam products. Our principal sales focus is to secure additional retail acceptance, particularly among the major national drug, food and mass market retailers of all five of these new products. The swab products have been in a back order situation due to the inability of our supplier to increase production, and to higher than expected demand for the adult swab product. We estimate the swab back order at the end of 2002 to be greater than $1.0 million in net sales. We expect the back order to continue until the end of the current cold season (late March or early April 2003) when the normal seasonal reduction in demand from customers will allow us to build inventory of the swab products. We are evaluating a variety of options to ensure that we avoid a similar shortfall in the upcoming 2003-2004 cold season. We plan to build an inventory of the swab products in coming months, which we were unable to do prior to the current cold season due to our introduction of these products late in 2002. We cannot be certain that our supplier will be able to produce the amount of inventory that we are seeking to acquire before the commencement of the next cough and cold season. Even if we are able to acquire this inventory, it is possible that another backlog could occur in the next season as a result of unanticipated factors, including higher than expected product demand.

     We expect sales increases in future periods from continued, albeit lower, growth rates for our original Zicam Cold Remedy and Zicam Allergy Relief products, and from increased sales of our five new products due to increased retail distribution, greater customer acceptance and the planned elimination of the swab product back order. We plan on introducing additional products in late 2003 which we believe will further add to our sales increases.

COST OF SALES

     The cost of sales for 2002 increased approximately $2.5 million or 60% over 2001. The increase was primarily due to a 45% increase in unit sales. The higher per unit cost of the swab products and premium production cost associated with the two swab products contributed to the increase in cost of sales. A decrease in manufacturing costs of Zicam Cold Remedy and Zicam Allergy Relief partially offset this increase from the swab products.

     Our current pricing with our swab product supplier, IST, is fixed by contract until the end of fiscal 2003, at which time we will be required to review and negotiate new pricing terms. In the first quarter of 2003, IST advised us of an increase in pricing for the balance of 2003. We have advised IST of our opposition to this pricing increase on the basis that it is not permitted by our contract, and we are presently examining options to resolve this issue. In order to prevent a suspension in swab production while this issue is being dealt with, we may elect to pay this increased pricing under protest. If we are forced to accept this increased pricing, our cost of sales will increase and our results of operations for 2003 will be negatively impacted.

     Assuming we are able to negotiate a new supply contract with IST at the end of 2003, we expect that this new contract may provide for higher product costs than those provided for under our current contract with IST. We cannot be certain, however, that we will be able to agree with IST on terms for a new contract, nor can we determine at this time what the increased costs in any new contract would entail.

GROSS PROFIT

     Gross profit for 2002 increased to approximately $16.8 million, or 42% above the 2001 level, due to the higher sales level. Offsetting the higher sales was the higher unit cost of sales, primarily due to the new swab products, which is reflected in a decrease in gross profit percentage of sales to 71% in 2002 from 74% in 2001.

OPERATING EXPENSES

     Operating expenses decreased from approximately $17.0 million in 2001 to $15.5 million in 2002. The decrease is largely due to the settlement and legal expenses of $2.0 million that we incurred in 2001 related to a patent infringement lawsuit filed against the Company by The Quigley Corporation. Our royalty obligations to Quigley, which formed part of the settlement, ended in March 2002. A decrease in advertising and public relations expenses of approximately $0.6 million between the two years also contributed to our lower operating expenses in 2002. Offsetting these decreases were increased sales commission expense of $252,000 related to the higher level of sales, an increase of quality control expenses primarily due to the new product analysis, an increase in total labor expense of $223,000, higher rent expense of $169,000 reflecting a full year at our new corporate office location and higher depreciation and amortization of $141,000. We believe that expense levels in future periods will be primarily affected by the timing and amount of advertising expenses and costs associated with new product introductions.

RESEARCH AND DEVELOPMENT

     Research and development expense amounted to $294,000 for 2002, reflecting costs associated with the five new Zicam products that were introduced in the year. Expenses in 2001 primarily reflect costs associated with our nicotine gum development which we undertook in conjunction with Swedish Match AB ("Swedish Match"). This development was terminated in the third quarter of 2001 following our exit from the gum business. We expect to increase our research and development expenses significantly in 2003 to approximately 6% of net sales as we undertake further work on our Zicam products, including additional product line extensions, and explore other product opportunities.

INTEREST AND OTHER INCOME - NET

     Interest and other income for 2002 amounted to approximately $681,000 or approximately $507,000 above 2001. Approximately $391,000 of the 2002 amount is royalty income and the remainder is largely interest income on our invested cash. Virtually all of the 2001 income was interest income reduced by a $250,000 write-down of an investment in a company that Matrixx had evaluated and rejected as a possible acquisition candidate.

     Our interest income is largely due to the Company's invested cash position arising from the sale of our gum business in July 2001 to Wrigley, reduced in 2002 by payments made in conjunction with our acquisition of the remaining 40% interest in Zicam, LLC.

     Royalty income is from a dental gum product sold by Wrigley. We entered into the royalty agreement with Wrigley in conjunction with the sale of our gum assets in July 2001. We are unable to predict the success or future sales of the Wrigley gum product, and therefore, cannot estimate the amount or timing of any future royalty payments.

INTEREST EXPENSE

     Interest expense increased to approximately $592,000 for 2002 from approximately $163,000 in 2001. The increase is entirely attributable to imputed interest accrued under the note that we issued to Zensano, Inc. (now Zengen, Inc.) in connection with our acquisition of Zensano's 40% interest in Zicam, LLC in December 2001. Two additional payments of $2.75 million each are due under the note in late June and late November 2003.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX AND MINORITY INTEREST

     Our income before income taxes and minority interest in 2002 was approximately $1.0 million, an increase of more than $6.8 million from the net loss of $5.8 million reported for 2001. The increase is due to a higher gross profit resulting from higher net sales and a decrease in operating expenses. We expect that earnings in future periods will be significantly impacted by the success of our seven current products, new product introductions (including new products that we plan to introduce in 2003) and year-over-year changes in our advertising and research and development budgets.

PROVISION FOR INCOME TAX EXPENSE

     Due to the income we recorded in 2002 and our expectation of net income in future periods, we concluded that, more likely than not, we will be able to utilize the accumulated tax loss carry-forward that had been generated in prior years but not reflected as an asset. Based on this determination, we recorded a decrease in the provision for income taxes of almost $3.4 million in 2002. Income tax expense was further reduced in the period by an income tax refund of approximately $325,000 related to a change in tax laws in 2002.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

         Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                             YEARS ENDED DECEMBER 31,
                                  --------------------------------------------
                                          2001                    2000
                                  -------------------     --------------------
Net sales                         $ 16,072        100%    $ 10,817         100%
Cost of sales                        4,215         26        3,411          32
                                  --------    -------     --------    --------

Gross profit                        11,857         74        7,406          68
Operating expenses                  16,964        106       15,657         145
Research and development               716          4          433           4
                                  --------    -------     --------    --------

Income (loss) from operations       (5,823)       (36)      (8,684)        (81)
Interest and other income - net        174          1          284           3
Interest expense                       163          1          433           4
                                  --------    -------     --------    --------

Income (loss) from continuing
operations before income tax
    and minority interest         $ (5,812)       (36)%   $ (8,833)        (82)%
                                  ========    =======     ========    ========

NET SALES

     For 2001, net sales of Zicam Cold Remedy and Zicam Allergy Relief increased to $16.1 million or approximately 49% above the 2000 level. Unit sales of Zicam Cold Remedy in 2001 increased more than 60% over the prior year due primarily to increased sales to end-use consumers due to increased consumer awareness of the product and the introduction in 2001 of a twin-pack Cold Remedy product, which was well received in the marketplace. Sales of Zicam Cold Remedy accounted for approximately 70% of net sales in 2001. The sales comparison to 2000 is also affected by relatively low sales in 2000 due to a high level of inventory held by retailers at the start of the 2000-2001 cold season as a result of initial purchases made in connection with introduction of the product in the prior year.

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

OPERATING EXPENSES

     Operating expenses increased from $15.7 million in 2000 to $17.0 million in 2001 due to the amount of the settlement that we paid and legal expenses that we incurred in connection with The Quigley Corporation's lawsuit against the Company. The combined settlement amount and expenses amounted to nearly $2.5 million. That increase was partially offset by a small decrease in marketing expenses between the two periods.

RESEARCH AND DEVELOPMENT

     The increase in research and development expense in 2001 was attributable to costs associated with our nicotine gum project that were incurred subsequent to the termination of our joint venture with Swedish Match. After termination of the joint venture, Swedish Match no longer reimbursed us for research and development expenses related to nicotine gum. We terminated the nicotine gum project in the third quarter of 2001.

INTEREST AND OTHER INCOME - NET

     Interest and other income principally reflects interest income on our cash investments. We invested our cash, which increased significantly as a result of receipt of the proceeds from the sale of substantially all of our chewing gum business assets and 200,000 shares of our common stock to Wrigley in July 2001, in relatively low yielding U.S. Treasury securities. Offsetting this income in 2001, was a write-down in the amount of $250,000 for an investment in a company that Matrixx had evaluated and rejected as a possible acquisition candidate.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital decreased $3.2 million to approximately $10.2 million at December 31, 2002 from approximately $13.4 million at December 31, 2001, due primarily to the reclassification of our $5.3 million note obligations incurred in connection with our acquisition of the remaining 40% of Zicam, LLC. from long-term debt to current debt. The impact of this reclassification on working capital was offset by our profitability in 2002 and the recognition of a current deferred tax asset.

     During 2002, we experienced an increase in cash from operations of $339,000 due to an increase in net income of $1.4 million (net of deferred income tax expense), a decrease in restricted cash of $1.5 million, amortization of interest on notes payable of $0.6 million and other non-cash charges to income of $0.5 million. These increases to cash were offset by an increase in accounts receivable of $2.8 million and a decrease in accounts payable of $0.8 million.

     Investing activities provided cash of approximately $10.3 million due largely to the maturity of marketable securities that were reinvested in securities that are classified as cash equivalents of $10.7 million, offset in part by capital expenditures of approximately $0.6 million for a new corporate information system.

     Cash flows from financing activities used $5.9 million of cash due to our payments of $5.5 million to Zengen, Inc. under the above-described note, and the repayment in February 2002 of borrowings under our $1.0 million bank credit facility. We expanded our bank credit arrangement in May 2002 with Comerica Bank
- California to provide for an increase in our direct borrowing capacity to $2.5 million with more favorable borrowing rates and terms. We do not currently have any borrowings outstanding under the facility and, due to our cash position, do not anticipate borrowing under the facility to meet our immediate working capital requirements. We are in compliance with the earnings and financial covenants contained in our credit agreement.

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

     We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

     We believe that our critical accounting policies and estimates include the accounting for intangible assets and goodwill, accounting for income taxes, and accounting for returns and allowances associated with our products.

     INTANGIBLE ASSETS AND GOODWILL: We recorded approximately $15.0 million in goodwill in connection with the 40% Zicam, LLC interest that we acquired from Zensano, Inc. in December 2001. Under SFAS 142, goodwill must be tested annually to identify a potential impairment and the amount of any impairment loss. Factors that could affect this analysis would be significant loss of market share, a general decline in Zicam product sales, higher than expected increases in expenses and various other matters. Any change in key assumptions about the business or prospects of Zicam, LLC, or any change in market conditions or other externalities affecting Zicam, LLC, could result in an impairment charge, and such a charge could have a material adverse effect on our financial condition and results of operations.

     ACCOUNTING FOR INCOME TAXES: Due to our significant operating losses prior to 2001, we possess a sizeable tax loss carry-forward which can be used to reduce our taxable income in future periods. Due to our history of operating losses, we recorded a deferred tax valuation allowance in 2001 and prior years to offset the entire deferred tax asset arising from our tax loss carry-forward. However, due to the significant improvement in our net income in 2002, together with our expectation of continuing profitability in future years, we have determined that we are more likely than not to realize the tax benefit associated with our tax loss carry-forward. Consequently, we reduced the deferred tax valuation allowance and recorded a large portion of the deferred tax asset in 2002. The effect of this change was a decrease in our income tax expense of approximately $3.4 million in 2002. In future periods, we will record income tax expense based on our estimated effective income tax rate for each period. In addition, we will continue to evaluate the deferred tax valuation allowance regularly and adjust the amount to reflect our expectation of our ability to realize the tax benefit arising from our tax loss carry-forward on a quarterly basis. Should there be a significant change in our expectations of future income, the impact of adjusting the deferred tax valuation allowance could be significant which would negatively impact our earnings.

     ACCOUNTING FOR CUSTOMER RETURNS AND ALLOWANCES. We recognize revenues on the sale of our products when they are shipped from our warehouse facility, and at that time record a provision for estimated product returns. The estimate for product returns is based on our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects the liability associated with product returns. To date, our sales returns experience has been consistent with our estimate for returns, except for returns of outdated products arising from excessive production during the introduction of Zicam Cold Remedy in the 1999-2000 cold season. Currently, we are recording a provision of 3% of gross sales for our original Zicam Cold Remedy and Zicam Allergy Relief products for potential returns and allowances. In establishing the appropriate reserve level for the five new Zicam products introduced in the third quarter of 2002, we reviewed the similarities and differences of the five products relative to Zicam Cold Remedy and Zicam Allergy Relief for which we now have almost three years of product return experience. Based on that review, we are recording a 7% provision of gross sales for these products. We will review the return provision regularly and adjust these reserve amounts as actual product return experience continues to develop. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected. In addition, we expect that a higher sales returns allowance will be recorded in the future for any other new products that we introduce until such products achieve market acceptance.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS AND RISK FACTORS

FORWARD LOOKING STATEMENTS

     This Form 10-K, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "estimate", "anticipate", "intend", "may", "might", "will", "would", "could", "project" and "predict", or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in document incorporated by reference herein include, but are not limited to statements regarding:

     * our ability and intention to further develop and expand the market presence of our existing Zicam products, and our plans to bring new products to market, including our belief that the development of such new products will provide us with growth opportunities and increase our sales;

     * our plan to significantly increase our research and development, and anticipated expenditures related to such activities;

     * market acceptance and profitability of, and future consumer and retailer demand for, our products;

     * anticipated expansion into international markets for our Zicam products and our belief that such international markets could provide significant sales growth opportunities;

     * our expectation that we will not be able to finalize any arrangement for international expansion soon, and that there will not be any revenue or income impact on the Company in the near future;

     * our belief that our expansion of the Zicam product line will expand our support from retailers;

     * our belief that our marketing efforts will continue to build brand awareness and increase product sales;

     * our expectation that sales will increase as a result of our new products;

     * our belief that future Company expense levels will be primarily affected by advertising and new product introduction costs;

     * our expectation that environmental compliance-related expenses will remain low for the foreseeable future;

     * our expectation as to the future expiration dates for our two United States patents, and our intention to continue to file patent and trademark applications in the United States and in jurisdictions outside the United States to protect the Company's products;

     * our belief that a moderate interest rate increase will not have a material adverse impact on the Company;

     * our ongoing relationship with our product suppliers including, their ability to meet our production needs in the future;

     * our plans to resolve our pricing dispute with our swab product supplier, IST, and our intention to negotiate a new supply contract with IST at the end of 2003.

     * our plan to build our swab product inventory, and our expectations regarding the removal of the swab product backlog and that no other product backlog will occur in 2003;

     *    our having no plans to directly manufacture and store our products;

     *    our expectation of net income in future periods;

     *    the effects of interest rate changes on our financial position;

     * our expectation that we will not pay dividends in the foreseeable future;

     *    our belief that we will not need to borrow on our credit facility; and

     * our belief that our current capital resources and credit line are sufficient to fund the Company for the next 12 months.

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

     Statements in this Form 10-K, including those set forth in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", and under the subheading below entitled "Risk Factors", describe factors that could contribute to or cause actual results to differ materially from our expectations. Other such factors include
(i) less than anticipated demand for our current and future products, (ii) lack of market acceptance for or uncertainties concerning the efficacy of our current and future products, (iii) difficulties in increasing production or maintaining sufficient inventories to meet unexpectedly high demand in the short term, including our inability to resolve product backlog and product pricing issues,
(iv) financial difficulties encountered by one or more of our principal customers, (v) difficulties in obtaining additional capital for marketing, research and development, and other expenses, (vi) oversupply of product inventory to retailers resulting in unsold product returns, and (vii) material litigation involving patent and contractual claims, product liabilities and consumer issues.

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

RISK FACTORS

OUR NEW BUSINESS FOCUS MEANS WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO ASSESS OUR CURRENT AND PROSPECTIVE PERFORMANCE

     Although we have been in operations for a number of years, the significant change of direction and focus in our business that we made in 2001 by exiting the chewing gum business and refocusing entirely on the development, production and sale of over-the-counter pharmaceutical products presents a limited operating history upon which you may evaluate our current and prospective performance. The possibility of our future success must be considered relative to the problems, challenges, complications and delays frequently encountered in connection with the development and operation of a new business, and the development and marketing of relatively new products such as the Zicam products.

IF OUR ZICAM PRODUCTS DO NOT GAIN WIDESPREAD MARKET ACCEPTANCE, OUR ANTICIPATED SALES AND RESULTS OF OPERATIONS WILL SUFFER

     Although studies have indicated that Zicam Cold Remedy can significantly reduce the duration and severity of the common cold, we cannot be certain that this product (including our new swab formats) will achieve widespread acceptance by the market. To date, Zicam Allergy Relief has not achieved the market success presently enjoyed by Zicam Cold Remedy. In addition, given their recent introduction in late 2002, our five new Zicam products have not yet reached the level of market recognition achieved by the original Zicam Cold Remedy. While we are working to increase the market presence of Zicam Allergy Relief and our five new Zicam products, we cannot be certain that demand for these products will grow. If any unanticipated problem arises concerning the efficacy of Zicam Cold Remedy, Zicam Allergy Relief or any of our other new products, or if any of these products fails to achieve widespread market acceptance for any other reason, our operating results and prospects would be materially adversely affected.

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

     * we may be unable to produce sufficient product inventories to meet customer demand;

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

OUR INABILITY TO PROVIDE SCIENTIFIC PROOF FOR PRODUCT CLAIMS MAY ADVERSELY AFFECT OUR SALES

     The marketing of our Zicam products involves claims that these products assist in reducing the duration and severity of the common cold (in the case of Zicam Cold Remedy and the related Zicam swab products) and controlling allergy symptoms (in the case of Zicam Allergy Relief). Under FDA and FTC rules, we are required to obtain scientific data to support any health claims we make concerning our products. Although we have neither provided nor been requested to provide any scientific data to the FDA in support of claims regarding our Zicam products, we have obtained scientific data for all of our products. We cannot be certain, however, that the scientific data we have obtained in support of our claims will be deemed acceptable to the FDA or FTC, should either agency request any such data in the future. If the FDA or the FTC requests any supporting information, and we are unable to provide support that is acceptable to the FDA or the FTC, either agency could force us to stop making the claims in question or restrict us from selling the affected products.

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

     We rely significantly on the protections afforded by patent and trademark registrations that we routinely seek from the U.S. Patent and Trademark Office ("USPTO") and from similar agencies in foreign countries. We cannot be certain that any patent or trademark application that we file will be approved by the USPTO or other foreign agencies. In addition, we cannot be certain that we will be able to successfully defend any trademark, trade name or patent that we hold against claims from, or use by, competitors or other third parties. No consistent policy has emerged from the USPTO or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology and similar patents. Our future success will depend on our ability to prevent others from infringing on our proprietary rights, as well as our ability to operate without infringing upon the proprietary rights of others. We may be required at times to take legal action to protect our proprietary rights and, despite our best efforts, we may be sued for infringing on the patent rights of others. Patent litigation is costly and, even if we prevail, the cost of such litigation could adversely affect our financial condition. If we do not prevail, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. We cannot be certain that any required license would be available to us on acceptable terms, or at all. If we fail to obtain a license, our business might be materially adversely affected. In addition to seeking patent protection, we rely upon a combination of non-disclosure agreements, other contractual restrictions and trade secrecy laws to protect proprietary information. There can be no assurance that these steps will be adequate to prevent misappropriation of our proprietary information or that our competitors will not independently develop technology or trade secrets that compete with our proprietary information.

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

WE DO NOT HAVE MANUFACTURING CAPABILITIES OF OUR OWN

     We currently do not have the physical or human resources to independently manufacture our Zicam products or any other products that we may develop. We currently outsource all of our product manufacturing and packaging operations and intend to continue this outsourcing for the foreseeable future. If we are unable to enter into cost-effective or otherwise suitable arrangements for manufacturing of our Zicam products or any other products, or if our third party contractors fail to adequately perform their manufacturing operations (as has occurred to date with our new swab products), our sales and related financial results could be materially adversely affected. If, in the future, we decide to establish our own manufacturing facilities, we will require substantial additional funds and significant additional personnel to undertake such operations. We cannot be certain that such funding or a sufficient number of such qualified persons will be available for such an undertaking.

WE MAY CONTINUE TO EXPERIENCE PRODUCT BACKLOGS

     At the end of 2002, we had approximately $1.3 million in backlog of swab orders. We expect this backlog to continue until the end of the current cold season in late March or early April 2003. While we have plans in place to build-up our swab product inventory at the end of the current cold season in order to prevent future backlogs of these products, we cannot be certain that these plans, even if executed properly, will be sufficient to prevent future backlog of these products or that other product backlogs will not occur in the future. Any such future backlogs will potentially result in higher production costs, higher freight costs to expedite shipment of raw materials and finished goods, fines from certain retailers, cancelled orders and lost opportunity costs. These in turn could materially affect our results of operations and financial condition.

OUR PRICING DISPUTE WITH IST COULD HARM OUR SWAB PRODUCT SALES

     Our current pricing with our swab product supplier, IST, is fixed by contract until the end of fiscal 2003, at which time we will be required to review and negotiate new pricing terms. In the first quarter of 2003, IST advised us of an increase in pricing for the balance of 2003. We have advised IST of our opposition to this pricing increase on the basis that it is not permitted by our contract, and we are presently examining options to resolve this issue. While we intend to act in a manner that will not trigger an interruption in IST's supply to us of the swab products, which may include our paying the disputed price increase under protest pending resolution of this issue, it is possible that IST could suspend or terminate swab production, or threaten to do so, in an effort to force our acceptance of its new terms. Any such suspension or termination of swab production would have a material adverse effect on our product sales and, accordingly, our results of operations and financial condition.

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

THE PRICE OF OUR STOCK MAY CONTINUE TO BE VOLATILE

         The market price of our common stock, which is quoted for trading on the Nasdaq National Market, has been highly volatile and may continue to be volatile in the future. Any or a combination of the following factors could cause the market value of our common stock to decline quickly: Operating results that differ from market expectations, negative or other unanticipated results of clinical trials or other testing, delays in product development, technological innovations or commercial product introductions by our competitors, changes in government regulations, developments concerning proprietary rights, including pending or threatened patent litigation, public concerns regarding the safety of any of our products and general economic and stock market conditions. Since the

Spring of 2000, the stock market has experienced, and it may continue to experience, significant price and volume fluctuations. These fluctuations have particularly affected the market prices of equity securities of many small capitalization companies, like Matrixx, that are not yet profitable or that experience low or inconsistent earnings. Often, the effect on the price of such securities is disproportionate to the operating performance of such companies. In our case, such broad market fluctuations may adversely affect our stockholders' ability to dispose of their shares of Matrixx at a price equal to or above the price at which they purchased such shares.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank-California, which is described in the notes to our consolidated financial statements contained in this Form 10-K. As of the fiscal year ended December 31, 2002, we did not have any outstanding balance against this line of credit. During fiscal 2002, the average outstanding balance on our prior line of credit on a daily basis was approximately $100,000. Assuming future borrowings in line with our average borrowings in 2002, a hypothetical interest rate change of 1% would increase our interest expense approximately $1,000 per year from the expense levels that we experienced in 2002. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

     As of December 31, 2002, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We presently hold approximately $8.0 million in short-term U.S. treasury securities which are not subject to material risk. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in 2002) or commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors' Report and Consolidated Financial Statements of Matrixx, including the Notes to those statements, are included in Part III, Item 15 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have had no disagreements with our independent accountants with respect to accounting and financial disclosure.

     On November 12, 2002, we filed a Current Report on Form 8-K with the Securities and Exchange Commission regarding a change of our independent auditor and certifying accountant from Angell & Deering, Certified Public Accountants to Mayer Hoffman McCann P.C.

                                    PART III

ITEM 10. INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this Item for our directors and executive officers is set forth in Part I of this Form 10-K under the heading "Executive Officers of Matrixx" and in our Proxy Statement relating to our 2003 annual meeting of stockholders to be held on April 30, 2003 (the "2003 Proxy Statement"), under the headings, "Proposal No. 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated herein by this reference as if set forth in full.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item for our executive officers is set forth in the 2003 Proxy Statement, under the heading, "Executive Compensation", and is incorporated herein by this reference as if set forth in full. The information set forth in the 2003 Proxy Statement under the headings, "Report of the Audit Committee" and "Report of the Compensation Committee" is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this section of this Item for certain of our beneficial owners is set forth in the 2003 Proxy Statement, under the heading, "Security Ownership of Certain Beneficial Owners", and is incorporated herein by this reference as if set forth in full.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table sets forth information as of December 31, 2002 with respect to our compensation plans and individual compensation arrangements under which our equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision to us of goods or services.


                                                                                  NUMBER OF SECURITIES REMAINING
                         NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE EXERCISE     AVAILABLE FOR FUTURE ISSUANCE
                         BE ISSUED UPON EXERCISE        PRICE OF OUTSTANDING         UNDER EQUITY COMPENSATION
                         OF OUTSTANDING OPTIONS,       OPTIONS, WARRANTS AND        PLANS (EXCLUDING SECURITIES
    PLAN CATEGORY          WARRANTS AND RIGHTS                 RIGHTS                REFLECTED IN COLUMN (A))
    -------------          -------------------                 ------                ------------------------
                                   (a)                           (b)                            (c)
Equity compensation
plans approved by
security holders                 402,800                       $ 9.70                        1,046,950

Equity compensation
plans not approved by
security holders                 145,000                       $11.37                                0

         Total                   547,800                       $10.14                        1,046,950

     The 145,000 securities (all of which are shares of our common stock) referred to in column (a) of the above table were issuable as of December 31, 2002 under the following individual compensation arrangements:

     *    10,000 shares issuable upon exercise of stock options issued to Edward
          E. Faber in September 2000 as board member compensation, with an exercise price of $14.31 per share;

     *    10,000 shares issuable upon exercise of stock options issued to Edward
          J. Walsh in September 2000 as board member compensation, with an exercise price of $14.31 per share;

     * 30,000 shares issuable upon exercise of warrants issued to C.J.B. Consulting, Inc. and Next Millennium Capital Holdings, LLC in June 1999 in connection with financing activities undertaken by the Company at that time, which warrants have an exercise price of $15.00 per share and expire in June 2004; and

     * 95,000 shares issuable upon exercise of options issued to two of Zicam, LLC's former principal founders in January 1999, which options have an exercise price of $9.61 per share and expire in March 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth in the 2003 Proxy Statement, under the headings, "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" and is incorporated herein by this referenced as if set forth in full.

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of filing of this annual report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and required to be included in our periodic SEC filings. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions taken with regard to significant deficiencies or material weaknesses in our controls.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                                        PAGE
--------------------                                                        ----

Independent Auditors' Report                                                  25

Consolidated Balance Sheets as of December 31,
  2002 and 2001                                                               27

Consolidated Statements of Operations for the
  years ended December 31, 2002, 2001 and 2000                                29

Consolidated Statements of Changes in Stockholders'
  Equity for the years ended December 31, 2002, 2001
  and 2000                                                                    31

Consolidated Statements of Cash Flows for the years
  ended December 31, 2002, 2001 and 2000                                      33

Notes To Consolidated Financial Statements                                    35

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Matrixx Initiatives, Inc.

We have audited the accompanying consolidated balance sheet of Matrixx Initiatives, Inc. (formerly Gum Tech International, Inc.) and Subsidiary as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Matrixx Initiatives, Inc. and Subsidiary as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                        Mayer Hoffman McCann P.C.
                                        Certified Public Accountants

Phoenix, Arizona
January 24, 2003

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Matrixx Initiatives, Inc.

We have audited the accompanying consolidated balance sheet of Matrixx Initiatives, Inc. (formerly Gum Tech International, Inc.) and Subsidiary as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Matrixx Initiatives, Inc. and Subsidiary as of December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.


                                        Angell & Deering
                                        Certified Public Accountants

Denver, Colorado
February 8, 2002

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                     ASSETS

                                                              2002            2001
                                                          ------------    ------------
Current Assets:
   Cash and cash equivalents                              $ 12,010,091    $  7,342,985
   Restricted cash                                                  --       1,503,150
   Accounts receivable:
     Trade, net of allowance for doubtful
     accounts of $647,280 and $468,389                       7,037,596       4,461,156
   Inventories                                               1,573,034       1,580,912
   Marketable securities                                            --      10,656,380
   Prepaid expenses                                            523,829         508,462
   Notes receivable                                                 --         200,000
   Deferred tax asset                                        1,073,765              --
                                                          ------------    ------------

         Total Current Assets                               22,218,315      26,253,045
                                                          ------------    ------------

Property and Equipment, at cost:
   Office furniture and equipment                              588,395          94,277
   Leasehold improvements                                       39,314           2,112
                                                          ------------    ------------
                                                               627,709          96,389
   Less accumulated depreciation                               (89,795)        (33,245)
                                                          ------------    ------------

         Net Property and Equipment                            537,914          63,144
                                                          ------------    ------------

Other Assets:
   Deposits                                                     37,697          32,400
   Debt issuance costs, net of accumulated amortization
     of $20,417                                                 14,583              --
   Deferred tax asset                                        8,284,720              --
   Patents, net of accumulated amortization of $71,700
     and $4,619                                              1,051,900       1,118,981
   Goodwill                                                 15,039,836      15,039,836
                                                          ------------    ------------

         Total Other Assets                                 24,428,736      16,191,217
                                                          ------------    ------------

         Total Assets                                     $ 47,184,965    $ 42,507,406
                                                          ============    ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                                   (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              2002            2001
                                                          ------------    ------------
Current Liabilities:
   Accounts payable and accrued expenses                  $  5,771,407    $  5,928,985
   Sales returns and allowances                              1,004,713       1,031,897
   Notes payable                                                    --       1,000,000
   Current portion of long-term debt                         5,253,643       4,923,882
                                                          ------------    ------------

         Total Current Liabilities                          12,029,763      12,884,764
                                                          ------------    ------------

Long-Term Debt, net of current portion above:
   Financial institutions and other                          5,253,643      10,177,525
   Less current portion above                               (5,253,643)     (4,923,882)
                                                          ------------    ------------

         Total Long-Term Debt                                       --       5,253,643
                                                          ------------    ------------

Commitments and Contingencies                                       --              --

Stockholders' Equity:
   Preferred stock: $.001 par value, 2,000,000 shares
     authorized, none issued or outstanding                         --              --
   Common stock: $.001 par value, 30,000,000 shares
     authorized, 9,441,451 and 9,432,251 shares
     issued and outstanding                                      9,442           9,432
   Additional paid in capital                               41,524,921      35,485,963
   Accumulated deficit                                      (6,317,305)    (11,073,960)
                                                          ------------    ------------
                                                            35,217,058      24,421,435
Less common stock held in treasury, at cost
   (9,600 and 8,100 shares)                                    (61,856)        (52,436)
                                                          ------------    ------------

         Total Stockholders' Equity                         35,155,202      24,368,999
                                                          ------------    ------------

         Total Liabilities and Stockholders' Equity       $ 47,184,965    $ 42,507,406
                                                          ============    ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                          2002            2001            2000
                                                      ------------    ------------    ------------
Net sales                                             $ 23,547,636    $ 16,072,162    $ 10,817,286
Cost of sales                                            6,752,041       4,214,812       3,410,904
                                                      ------------    ------------    ------------

     Gross Profit                                       16,795,595      11,857,350       7,406,382

Operating expenses                                      15,543,890      16,963,958      15,656,697
Research and development                                   293,486         716,390         433,560
                                                      ------------    ------------    ------------

     Income (Loss) From Operations                         958,219      (5,822,998)     (8,683,875)
                                                      ------------    ------------    ------------

Other Income (Expense):
   Interest and other income, net                          680,544         174,023         283,504
   Interest expense                                       (592,055)       (162,882)       (433,237)
                                                      ------------    ------------    ------------

     Total Other Income (Expense)                           88,489          11,141        (149,733)
                                                      ------------    ------------    ------------

Income (Loss) Before Provision (Benefit) For
   Income Taxes and Minority Interest                    1,046,708      (5,811,857)     (8,833,608)

Provision (benefit) for income taxes                    (3,709,947)             --              --
Minority interest in earnings of
   consolidated affiliate                                       --       1,012,543       2,667,165
                                                      ------------    ------------    ------------

Net Income (Loss) From Continuing Operations             4,756,655      (4,799,314)     (6,166,443)
                                                      ------------    ------------    ------------

Discontinued Operations:
   Loss from discontinued operations                            --        (305,415)     (1,970,637)
   Gain on disposal of gum operations, net of
   income taxes of $325,000                                     --      17,717,362              --
                                                      ------------    ------------    ------------

     Total Gain (Loss) From Discontinued Operations             --      17,411,947      (1,970,637)
                                                      ------------    ------------    ------------

Net Income (Loss)                                        4,756,655      12,612,633      (8,137,080)
Preferred stock dividends                                       --              --          12,005
                                                      ------------    ------------    ------------

Net Income (Loss) Applicable to
   Common Shareholders                                $  4,756,655    $ 12,612,633    $ (8,149,085)
                                                      ============    ============    ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                   (CONTINUED)

                                                             2002            2001             2000
                                                        -------------   -------------    -------------
Net Income (Loss) Per Share of Common Stock:
   Basic:
     Weighted Average Number of Common Shares
       Outstanding                                          9,422,873       9,284,234        8,906,635
         Net Income (Loss) Per Share of Common Stock:
           Continuing operations                        $         .50   $        (.52)   $        (.69)
           Discontinued operations                                 --            1.88             (.22)
                                                        -------------   -------------    -------------

           Net Income (Loss)                            $         .50   $        1.36    $        (.91)
                                                        =============   =============    =============

   Diluted:
     Weighted Average Number of Common Shares
       Outstanding                                          9,455,403       9,284,234        8,906,635
         Net Income (Loss) Per Share of Common Stock:
           Continuing operations                        $         .50   $        (.52)   $        (.69)
           Discontinued operations                                 --            1.88             (.22)
                                                        -------------   -------------    -------------

           Net Income (Loss)                            $         .50   $        1.36    $        (.91)
                                                        =============   =============    =============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                    Series A
                                                 Preferred Stock         Common Stock     Additional
                                                -----------------       ---------------     Paid In     Treasury    Accumulated
                                                Shares     Amount       Shares   Amount     Capital       Stock       Deficit
                                                ------     ------       ------   ------     -------      ------       -------
Balance at December 31, 1999                    1,000   $ 1,000,000   8,320,705  $8,321  $ 27,231,024   $     --   $(15,537,508)

Issuance of common stock upon exercise
  of stock options and warrants                    --            --     532,895     533     3,771,250         --             --

Issuance of common stock for repayment of
  senior notes                                     --            --     145,395     145     1,999,855         --             --

Issuance of common stock for redemption of
  Series A preferred stock                     (1,000)   (1,000,000)     48,052      48       999,952         --             --

Compensation from issuance of stock options        --            --          --      --       123,933         --             --

Payment of Series A preferred stock dividends      --            --          --      --            --         --        (12,005)

Net loss                                           --            --          --      --            --         --     (8,137,080)
                                               ------   -----------   ---------  ------  ------------   --------   ------------

Balance at December 31, 2000                       --            --   9,047,047   9,047    34,126,014         --    (23,686,593)

Issuance of common stock upon exercise of
  stock options and warrants                       --            --     185,204     185     1,159,228         --             --

Issuance of common stock for cash                  --            --     200,000     200     1,501,676         --             --

Compensation from issuance of stock options        --            --          --      --        25,830         --             --

Repurchase shares of the Company's common
  stock (8,100 shares)                             --            --          --      --            --    (52,436)            --

Acquisition of subsidiary                          --            --          --      --    (1,326,785)        --             --

Net income                                         --            --          --      --            --         --     12,612,633
                                               ------   -----------   ---------  ------  ------------   --------   ------------

Balance at December 31, 2001                       --            --   9,432,251   9,432    35,485,963    (52,436)   (11,073,960)

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                   (CONTINUED)

                                                    Series A
                                                 Preferred Stock         Common Stock     Additional
                                                -----------------       ---------------     Paid In     Treasury    Accumulated
                                                Shares     Amount       Shares   Amount     Capital       Stock       Deficit
                                                ------     ------       ------   ------     -------      ------       -------
Issuance of common stock for services              --            --         700      --         6,683         --             --

Repurchase shares of the Company's common
  stock (1,500 shares)                             --            --          --      --            --     (9,420)            --

Issuance of restricted stock pursuant to
  the Company's restricted stock bonus
  program                                          --            --       8,500      10        71,476         --             --

Income tax benefit from stock options              --            --          --      --     5,960,799         --             --

Net income                                         --            --          --      --            --         --      4,756,655
                                               ------   -----------   ---------  ------  ------------   --------   ------------

Balance at December 31, 2002                       --   $        --   9,441,451  $9,442  $ 41,524,921   $(61,856)  $ (6,317,305)
                                               ======   ===========   =========  ======  ============   ========   ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                     2002            2001           2000
                                                                 ------------    ------------    -----------
Cash Flows From Operating Activities:
   Net income (loss)                                             $  4,756,655    $ 12,612,633    $(8,137,080)
   Adjustments to reconcile net income (loss) to net
     cash (used) by operating activities:
       Depreciation                                                    78,770         225,853        460,702
       Amortization                                                    87,498           4,619        160,659
       Amortization of discount on notes payable                      576,118          46,906        212,500
       Provision for bad debts                                        209,912         450,115        448,645
       Deferred income taxes                                       (3,397,686)             --             --
       Loss on disposal of assets                                      20,104             530          8,017
       Impairment of investment                                            --         250,000             --
       Gain on disposal of gum operations                                  --     (17,717,362)            --
       Compensation from forgiveness of note receivable                    --              --        209,753
       Compensation from issuance of stock options                         --          25,830        123,933
       Common stock issued for compensation                            78,169              --             --
       Minority interest in earnings of consolidated affiliate             --      (1,012,543)    (2,667,165)
       Changes in assets and liabilities:
         Restricted cash                                            1,503,150        (316,036)      (916,236)
         Accounts receivable                                       (2,786,352)       (712,540)     3,549,804
         Employee receivables                                              --             911         55,326
         Inventories                                                    7,878         869,518     (1,089,963)
         Prepaid expenses and other                                   (15,367)       (397,418)        35,566
         Interest receivable                                               --        (111,912)            --
         Accounts payable and accrued expenses                       (752,263)      2,148,721      1,701,906
         Customer deposits                                                 --         (64,862)        54,362
         Sales returns and allowances                                 (27,184)        176,137       (346,340)
         Deferred revenue                                                  --        (936,141)       936,141
                                                                 ------------    ------------    -----------

           Net Cash Provided (Used) By Operating Activities           339,402      (4,457,041)    (5,199,470)
                                                                 ------------    ------------    -----------

Cash Flows From Investing Activities:
   Capital expenditures                                              (573,679)     (1,190,871)    (1,050,449)
   Proceeds from sale of gum operations                                    --      25,000,000             --
   Costs of sale of gum operations                                         --      (1,527,922)            --
   Notes receivable                                                   200,000        (200,000)      (359,753)
   Cash paid for purchase of Zicam                                         --      (6,239,512)            --
   Deposits and other                                                  (5,297)        661,698       (574,932)
   Purchase of marketable securities                                       --     (17,543,105)            --
   Maturity of marketable securities                               10,656,380       6,998,637             --
   Investment in corporation                                               --        (250,000)            --
                                                                 ------------    ------------    -----------

           Net Cash Provided (Used) By Investing Activities        10,277,404       5,708,925     (1,985,134)
                                                                 ------------    ------------    -----------

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                   (CONTINUED)

                                                                    2002            2001           2000
                                                                ------------    ------------    -----------
Cash Flows From Financing Activities:
   Proceeds from borrowing                                      $         --    $    600,000    $ 1,000,000
   Principal payments on notes payable                            (5,905,280)       (602,956)      (870,546)
   Debt issuance costs                                               (35,000)             --             --
   Issuance of common stock                                               --       2,661,289      3,771,783
   Dividend distribution of subsidiary                                    --              --       (814,499)
   Capital contribution of minority interest                              --              --      2,000,000
   Dividends paid on preferred stock                                      --              --        (12,005)
   Purchase of treasury stock                                         (9,420)        (52,436)            --
                                                                ------------    ------------    -----------

         Net Cash Provided (Used) By Financing Activities         (5,949,700)      2,605,897      5,074,733
                                                                ------------    ------------    -----------

         Net Increase (Decrease) in Cash and Cash Equivalents      4,667,106       3,857,781     (2,109,871)

         Cash and Cash Equivalents at Beginning of Year            7,342,985       3,485,204      5,595,075
                                                                ------------    ------------    -----------

         Cash and Cash Equivalents at End of Year               $ 12,010,091    $  7,342,985    $ 3,485,204
                                                                ============    ============    ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                   $    610,657    $    136,492    $    64,985
     Income taxes                                                     12,740         336,127          8,735

Supplemental Disclosure of Non-cash Investing
   and Financing Activities:
     Issuance of common stock to repay senior notes and
       redeem preferred stock                                   $         --    $         --    $ 3,000,000
     Note payable incurred in connection with purchase
       of 40% interest in Zicam                                           --      10,130,619             --

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION

     Gum Tech International, Inc. (the "Company") was incorporated in Utah on February 4, 1991 to develop, market and distribute specialty chewing gum products for branded and private label customers, as well as products marketed under the Company's brand. The Company sold its gum operations in July 2001 (Note 3). On June 18, 2002, the Company completed its previously announced plans to reincorporate in Delaware and change its name to Matrixx Initiatives, Inc. ("Matrixx" or the "Company"). The reincorporation and name change, were effectuated through a merger of the Company (then Gum Tech International, Inc.) with and into its wholly-owned Delaware subsidiary, Matrixx Initiatives, Inc. The timing of the merger (including the resulting reincorporation and name change) immediately followed the receipt of approval of the Company's shareholders at its regularly scheduled annual meeting held on such date. The authorized capital stock of Matrixx consists of (i) 30,000,000 shares of common stock, $.001 par value, ("common stock") and (ii) 2,000,000 shares of preferred stock $.001 par value. Upon the effectiveness of the merger, each share of Gum Tech International, Inc. common stock issued and outstanding immediately before the merger, was extinguished and converted into one issued and outstanding share of Matrixx common stock. All dollar amounts have been retroactively restated for the change in the capital structure.

     The Company's sole business segment in 2001 and 2002 is developing, marketing and selling over the counter products utilizing a nasal gel technology through a wholly owned subsidiary, Gel Tech, L.L.C. ("Gel Tech"). On July 12, 2002, Gel Tech changed its name to Zicam, LLC ("Zicam").

   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Zicam. All significant intercompany accounts and transactions have been eliminated.

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

   PROPERTY AND EQUIPMENT

     Depreciation of the primary asset classifications is calculated based on the following estimated useful lives using the straight-line method.

           Classification                          Useful Life in Years
           --------------                          --------------------
     Machinery and equipment                              5-30
     Office furniture and equipment                       3-5
     Leasehold improvements                               2-10

     Depreciation of property and equipment charged to operations was $78,770, $225,853 and $460,702 for the years ended December 31, 2002, 2001 and 2000, respectively.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   INTANGIBLE ASSETS

     Debt issuance costs are being amortized using the straight-line method over the term of the notes.

     The patent is being amortized using the straight-line method over the remaining term of the patent at the date of purchase of 16.75 years. The estimated aggregate amortization expense for the Company's patent is $67,081 on an annual basis for each of the next five years.

     Goodwill is considered to have an indefinite life, and therefore, it is not amortized, but instead is tested for impairment at least annually.

   REVENUE RECOGNITION

     The Company recognizes revenue from product sales when earned, that is, when the risks and rewards of ownership have transferred to the customer, which is considered to have occurred upon shipment of the finished project. Sales incentives, and returns are estimated and recognized at the date of shipment based upon historical activity and current agreements with customers. The Company evaluates these estimates on a regular basis and revises them as necessary.

   STOCK-BASED COMPENSATION

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the following pro forma amounts:

                                                                      2002            2001             2000
                                                                  ------------    ------------     ------------
          Net income (loss) applicable to common shareholders,
            as reported                                           $  4,756,655    $ 12,612,633     $ (8,149,085)

          Less stock based employee compensation expense
            determined under fair value based methods for
            all awards, net of tax                                     715,409         154,821        1,512,000
                                                                  ------------    ------------     ------------

          Proforma net income (loss)                              $  4,041,246    $ 12,457,812     $ (9,661,085)
                                                                  ============    ============     ============
          Net income (loss) per share of common stock:
            Basic:
              As reported                                         $        .50    $       1.36     $       (.91)
              Pro forma                                           $        .43    $       1.34     $      (1.08)

            Diluted:
              As reported                                         $        .50    $       1.36     $       (.91)
              Pro forma                                           $        .43    $       1.34     $      (1.08)

     The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2002, 2001 and 2000.

                                            2002         2001         2000
                                          -------      -------      -------
     Risk-free interest rate                3.80%        4.22%        6.19%
     Expected life                       3.66 years   3.13 years   2.16 years
     Expected volatility                   63.80%       66.29%       69.96%
     Expected dividend yield                 0%           0%           0%

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

   LONG-LIVED ASSETS

     When facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to the estimated undiscounted future cash flows. A forecast showing lack of long-term profitability, a significant decline in market share, and a current period operating or cash flow loss combined with a history of operating or cash flow losses are conditions, among others, that would trigger an impairment assessment of the carrying amount of enterprise goodwill.

     Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. If there is an impairment, an impairment charge would be determined by comparing the carrying amount of the assets to the applicable estimated future cash flows, discounted at a risk-adjusted rate or market appraisals. In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

   COMPREHENSIVE INCOME

     Comprehensive income consists of net income (loss) and other gains and losses affecting stockholders' equity that, under accounting principles generally accepted in the United States of America are excluded from net income (loss). Such items consist primarily of unrealized gains and losses on marketable equity securities and foreign translation gains and losses. The Company has not had any such items in the prior three years and, consequently, net income (loss) and comprehensive income (loss) are the same.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

   RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred. Research and development costs were $293,486, $974,447 and $782,383 for the years ended December 31, 2002, 2001 and 2000, respectively. The portion of these costs associated with the Company's gum operations that were sold, are included in discontinued operations.

   ADVERTISING

     The Company advertises primarily through television, radio and print media. The Company's policy is to expense advertising costs, including production costs, as incurred. Advertising expense was $7,736,982, $8,867,239 and $10,008,274 for the years ended December 31, 2002, 2001 and 2000, respectively.

   NET INCOME (LOSS) PER SHARE OF COMMON STOCK

     Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

     The basic and diluted earnings per share are the same for 2001 and 2000 since the Company had a net loss from continuing operations in 2001 and 2000 and the inclusion of stock options and other incremental shares would be anti-dilutive. The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the years ended December 31, 2002, 2001 and 2000. Options, warrants and other incremental shares to purchase 389,500, 654,960 and 945,310 shares of common stock at December 31, 2002, 2001 and 2000, respectively were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

                                                      Year Ended December 31,
                                             ------------------------------------------
                                                2002            2001            2000
                                             ----------     -----------     -----------
     Net income (loss) applicable to
       common shareholders                   $4,756,655     $12,612,633     $(8,149,805)
                                             ==========     ===========     ===========

     Weighted average common shares
        outstanding - Basic                   9,422,873       9,284,234       8,906,635
     Dilutive securities                         32,530              --              --
                                             ----------     -----------     -----------

     Weighted average common shares
        outstanding - Diluted                 9,455,403       9,284,234       8,906,635
                                             ==========     ===========     ===========

     Net income (loss) per common share:
        Basic                                $      .50     $      1.36     $      (.91)
        Diluted                              $      .50     $      1.36     $      (.91)

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

   RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 on January 1, 2002 which did not result in any impairment of goodwill or other intangible assets upon adoption.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS No. 143, the costs of retiring an asset are recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The Company adopted SFAS No. 143 on January 1, 2002 which did not result in any impact on the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company adopted SFAS No. 144 on January 1, 2002 which did not result in any impact on the Company's financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of this standard will have any impact on the Company's financial position or results of operations.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform with the current period presentation. The results of the Company's operations for all periods presented have been restated for the discontinued operations of the Company's gum operations.

2. ACQUISITION

     On December 5, 2001 the Company entered into a Purchase Agreement (the "Agreement") to acquire the 40% interest in Zicam previously owned by Zensano. The Company now owns 100% of Zicam. The Company acquired the remaining portion of Zicam so as to gain full operating and strategic control of Zicam in order to develop and capitalize on the growth potential that management believes is inherent in the Zicam products and product line extensions. Under the terms of the Agreement, the Company paid $6,120,000 in cash at closing and will make four subsequent cash payments of $2,750,000 each over a two year period, for a total cash purchase price of $17,120,000 less the imputed interest on the note payable to Zensano of $869,381 resulting in a net purchase price of $16,250,619. The Company also incurred legal, accounting, appraisal and other costs of approximately $119,512 in connection with the transaction.

     The acquisition of the 40% interest by the Company is recorded as a purchase. The cost of Zicam's assets and liabilities approximates fair value except for the value assigned to Zicam's patent and goodwill.

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

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. DISCONTINUED OPERATIONS

   SALE OF GUM OPERATIONS

     On July 20, 2001, the Company sold substantially all of its assets related to its gum operations to Wm. Wrigley Jr. Company ("Wrigley"), for $25,000,000 in cash and other consideration. The Company retained certain assets, including cash, accounts receivable, its 60% interest in Zicam and its 49% interest in a joint venture with Swedish Match AB. In addition, Wrigley purchased 200,000 shares of the Company's common stock at a price of $7.50938 per share, or approximately $1,501,876.

     The results of operations for all periods presented have been restated for the discontinued gum operations, which are summarized below. In addition, the Company recorded an after-tax gain of approximately $17,717,362 as a result of the asset sale in 2001.

     Summary of Operating Results of Discontinued Operations:

                                                 Year Ended December 31,
                                              ----------------------------
                                                  2001             2000
                                              -----------      -----------
     Net sales                                $ 2,064,457      $ 2,560,603
     Cost of sales                              2,233,272        3,740,999
                                              -----------      -----------

     Gross profit                                (168,815)      (1,180,396)
     Operating expenses                           814,684        1,105,054
     Research and development                     258,057          348,823
                                              -----------      -----------

     Income (loss) from operations             (1,241,556)      (2,634,273)
     Other income (expense)                       936,141          663,636
                                              -----------      -----------

     Net Income (Loss)                        $  (305,415)     $(1,970,637)
                                              ===========      ===========

4. RESTRICTED CASH

     Cash of $1,503,150 at December 31, 2001, was held as collateral by a bank for letters of credit issued to a vendor of the Company's advertising campaign. The unused letter of credit at December 31, 2002 was $1,500,000.

5. INVENTORIES

     Inventories consist of the following:

                                                    2002            2001
                                                 ----------      ----------
     Raw materials and packaging                 $  506,823      $  466,520
     Finished goods                               1,066,211       1,114,392
                                                 ----------      ----------

        Total                                    $1,573,034      $1,580,912
                                                 ==========      ==========

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. MARKETABLE SECURITIES

     At December 31, 2001, all marketable debt securities were classified as held-to-maturity and are carried at amortized cost. Investments consisted entirely of U.S. government securities. At December 31, 2001, the estimated fair value of each investment approximated its amortized cost and therefore, there were no significant unrealized gains or losses.

7. CURRENT NOTES PAYABLE

     BANK                                                      2002           2001
     ----                                                   ----------    -----------
     $1,000,000  line of credit  due in 2001  which was
     extended  until  March 2002,  with  interest at 3%
     above  prime  (or  7.75% at  December  31,  2001),
     collateralized  by  Zicam's  accounts  receivable,
     inventory,  property and equipment and  intangible
     assets.  Advances  under  the line of  credit  are
     limited  to  50%  of  Zicam's  eligible   accounts
     receivable plus cash on deposit with the bank. The
     loan also  contains  various  financial  covenants
     regarding  liquidity  percentages and Zicam,  must
     maintain a profit on a quarterly  basis.  The bank
     waived  the net  income  covenant  of Zicam,  on a
     quarterly basis in 2001.                               $       --    $ 1,000,000

     $2,500,000   line  of  credit  due  in  2003  with
     interest at 1.5% above prime (or 5.75% at December
     31, 2002),  collateralized by accounts receivable,
     inventory,  property  and  equipment,   intangible
     assets and other assets of the  Company.  Advances
     under the line of credit  are  limited  to certain
     percentages  of the  Company's  eligible  accounts
     receivable and  inventory.  The loan also contains
     various financial covenants  regarding  liquidity,
     tangible net worth, and other financial ratios and
     minimum  amounts of net income or maximum  amounts
     of net loss on a quarterly  basis. The bank waived
     the net income  covenant for the second quarter of
     2002. The Company is also  restricted  from paying
     dividends  without  the  consent of the  Company's
     lender.                                                        --             --
                                                            ----------    -----------

             Total Current Notes Payable                    $       --    $ 1,000,000
                                                            ==========    ===========

8. LONG-TERM DEBT

     Long-term debt consists of the following:

     FINANCIAL INSTITUTIONS AND OTHER
     Non-interest bearing installment note with imputed
     interest  at 6.5%  due in  2003,  payable  in four
     installments  of  $2,750,000  on  June  30,  2002,
     November 30, 2002,  June 30, 2003 and November 30,
     2003.  Collateralized  by forty percent  ownership
     interest in Zicam.                                     $5,253,643    $10,177,525
                                                            ----------    -----------

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. LONG-TERM DEBT (CONTINUED)

                                                         2002           2001
                                                      ----------    -----------
     Total Long-Term Debt                             $ 5,253,643   $10,177,525

     Less current portion of long-term debt            (5,253,643)   (4,923,882)
                                                      -----------   -----------

     Long-Term Debt                                   $        --   $ 5,253,643
                                                      ===========   ===========

     Installments due on debt principal at December 31, 2002 are as follows:

                 Year Ending
                December 31,
                ------------
                    2003                                             $5,253,643
                                                                     ----------

                    Total                                            $5,253,643
                                                                     ==========

9. INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows:

                                                2002           2001       2000
                                             -----------    -----------   -----
     Current:
       Federal                               $  (325,000)   $   325,000   $  --
       State                                      12,740             --      --
                                             -----------    -----------   -----

          Total                                 (312,260)       325,000      --
                                             -----------    -----------   -----

     Deferred:
       Federal                                (3,208,806)            --      --
       State                                    (188,881)            --      --
                                             -----------    -----------   -----

          Total                               (3,397,687)            --      --
                                             -----------    -----------   -----

          Total Provision (Benefit)
            For Income Taxes                 $(3,709,947)   $   325,000   $  --
                                             ===========    ===========   =====

     The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

                                                     2002       2001      2000
                                                     ----       ----      ----

     Federal statutory rate                            34%        34%      (34)%
     State income taxes, net of federal benefits        5          5        (5)
     Valuation allowance                             (324)        --        39
     Other                                            (31)        --        --
     Net operating loss carryover                     (38)       (39)       --
                                                     ----       ----      ----

     Total                                           (354)%       --%       --%
                                                     ====       ====      ====

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. INCOME TAXES (CONTINUED)

     The following is a reconciliation of the provision (benefit) for income taxes to income before provision for income taxes computed at the federal statutory rate of 34%.

                                                       2002           2001           2000
                                                   -----------    -----------    -----------
     Income taxes at the federal statutory rate    $   355,881    $ 4,288,295    $(2,763,688)
     State income taxes, net of federal benefits        52,335        630,632       (406,425)
     Nondeductible expenses                              2,836          4,231          4,465
     Net operating loss carryover                     (398,312)    (4,598,158)            --
     Other                                            (325,000)            --             --
     Valuation allowance                            (3,397,687)            --      3,165,648
                                                   -----------    -----------    -----------

     Total                                         $(3,709,947)   $   325,000    $        --
                                                   ===========    ===========    ===========

     The income taxes for the year ended December 31, 2001 was comprised of federal alternative minimum tax that was due as a result of the gain on the sale of the Company's gum operations.

     Significant components of deferred income taxes as of December 31, 2002 and 2001 are as follows:

                                                  2002            2001
                                              ------------    ------------
     Net operating loss carryforwards         $  9,435,500    $ 10,115,000
     Reserve for bad debts                         265,200         192,000
     Inventory valuation reserve                    36,700              --
     Reserves and accrued expenses                 513,400              --
     Other                                          29,300              --
     Valuation allowance                          (400,100)     (4,302,900)
                                              ------------    ------------

     Total Deferred Tax Asset                    9,880,000       6,004,100
                                              ------------    ------------

     Amortization of intangible assets            (448,900)        (34,900)
     Depreciation                                  (72,600)         (3,700)
     Stock option compensation                          --      (5,965,500)
                                              ------------    ------------

     Total Deferred Tax Liability                 (521,500)     (6,004,100)
                                              ------------    ------------

     Net Deferred Tax Asset                   $  9,358,500    $         --
                                              ============    ============

     The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history and trends, sales backlog and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred asset in 2000 and 2001 as it had determined that it was more likely than not that no deferred tax assets would be realized. In 2002, the Company determined that it is more likely than not that the deferred tax assets will be realized and the valuation allowance has been reduced to $400,100. The net change in the valuation allowance for deferred tax assets was a decrease of $3,902,800. The Company will continue to review this valuation allowance on a quarterly basis and make adjustments as appropriate.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. INCOME TAXES (CONTINUED)

     The tax benefits associated with employee exercises of non-qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduces income taxes currently payable. However, no benefits were recorded to additional paid in capital in 2000 and 2001 because their realization was not more likely than not to occur and consequently, a valuation allowance was recorded against the entire benefit. In 2002, the Company determined that it is more likely than not that the amounts would be realized and has recorded a benefit that is charged to additional paid in capital of $5,960,799.

     At December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $23,000,000 and $22,000,000, respectively. Such carryforwards expire in the years 2018 through 2020 and 2003 through 2005 for federal and state purposes, respectively.

10. PREFERRED STOCK

     The authorized preferred stock of the Company consists of 2,000,000 shares, $.001 par value. The preferred stock may be issued in separate series from time to time as the Board of Directors of the Company may determine by resolution, unless the nature of a particular transaction and applicable statutes require shareholder approval. The rights, preferences and limitations of each series of preferred stock may differ, including without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any), and voting rights.

     In June 1999, the Company designated a new class of preferred stock "Series A Preferred Stock" and the number of shares constituting such series was 2,000 shares with no par value. The new series was authorized in connection with a Securities Purchase Agreement for the sale of $4,000,000 of senior notes and $2,000,000 of Series A preferred stock. Each preferred share bears dividends at a rate of 14% per year, and are payable on a quarterly basis. Redemptions of the preferred shares were accompanied by a repayment of the Company's senior notes on a prorata basis of one third preferred stock and two-thirds senior notes. Redemptions of the preferred stock prior to June 2, 2001 were based on 95% of the average of the closing bid price of the Company's common stock for the 20 days prior to the date of redemption. The Company redeemed all of the outstanding preferred shares in January and February 2000 through the issuance of common stock.

11. STOCKHOLDERS' EQUITY

    STOCK REPURCHASE PLAN

     In September 2001, the Company began acquiring shares of its common stock in connection with its stock repurchase plan approved in August 2001 and expired in August 2002. The plan authorizes the Company to repurchase up to 1,000,000 outstanding common shares. During 2001, the Company purchased 8,100 shares of common stock at an aggregate cost of $52,436. During 2002, the Company purchased 1,500 shares of common stock at an aggregate cost of $9,420.

     In December 2002, the Company's Board of Directors authorized a Common Stock Repurchase Program for up to 250,000 shares of the Company's common stock. The common stock may be repurchased from time to time, at the discretion of the Company, at any time until December 31, 2003.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. STOCKHOLDERS' EQUITY (CONTINUED)

    STOCKHOLDER RIGHTS PLAN

     On July 12, 2002, the Board of Directors of the Company adopted a shareholder rights plan in the form of a Rights Agreement dated as of July 22, 2002 by and between the Company and Corporate Stock Transfer, Inc., as Rights Agent (the "Rights Agreement"). On July 12, 2002, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. The dividend was paid on July 22, 2002 to the Company's stockholders of record on that date. The Rights also apply to, and will be issued in the same proportion in connection with, all future common stock issuances until the Distribution Date (defined below) or the expiration or earlier redemption or exchange of the Rights. Each Right permits the registered holder thereof to purchase from the Company, at any time after the Distribution Date, one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock for a purchase price of $50.79 per such one one-thousandth of a share, subject to certain possible adjustments provided for in the Rights Agreement. The Board of Directors of the Company has authorized the issuance of up to 20,000 shares of Series A Junior Participating Preferred Stock upon the exercise of Rights.

     Initially the Rights will be attached to all certificates representing shares of common stock then outstanding, and no separate Rights certificates will be distributed. The Rights will separate from the common stock upon the earlier to occur of (i) 10 days after the public announcement of a person's or group of affiliated or associated persons having acquired beneficial ownership of 15% or more of the outstanding common stock (such person or group being an "Acquiring Person"), or (ii) 10 business days (or such later date as the Company's Board may determine) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer for the common stock, the consummation of which would result in a person or group's becoming an Acquiring Person (the earlier of such dates being the "Distribution Date"). The Rights are not exercisable until the Distribution Date. If any person (or group of persons) becomes an Acquiring Person, except in a tender or exchange offer which is for all outstanding common stock at a price and on terms which a majority of the Company's Board determines to be adequate and in the best interests of the Company, its shareholders and other relevant constituencies (other than such Acquiring Person, its affiliates and associates), each holder of a Right will thereafter be entitled to acquire, for each Right so held, one share of common stock for a purchase price equal to 50% of the then current market price for such share of common stock. All Rights beneficially owed by an Acquiring Person or any affiliate or associate thereof will be null and void and not exercisable. The Rights expire on July 22, 2012 provided that, prior to a person (or group of persons) becoming an Acquiring Person, the Company may redeem the Rights for $0.01 per Right. All of the provisions of the Rights Agreement may be amended before the Distribution Date by the Board of Directors of the Company for any reason it deems appropriate. After the Distribution Date, the provisions of the Rights Agreement may be amended by the Board in order to cure any ambiguity, defect or inconsistency, to make changes which do not adversely affect the interest of Rights (excluding the interest of any Acquiring Person) or, subject to certain limitations, to shorten or lengthen any time period under the Rights Agreement.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. STOCKHOLDERS' EQUITY (CONTINUED)

    DIRECTORS RESTRICTED STOCK PURCHASE PROGRAM

     In 2002, the Company established a Director Restricted Stock Purchase Program (the "Program"). Under the Program the number of shares to which the Director will be entitled is equal to the cash portion of compensation payable to him for Directors fees by the Company that he wishes to apply to the purchase of shares under the Program divided by 80% of the closing price of the Company's stock price on the date the cash consideration would be paid. Shares issued under the Program are restricted until the first to occur of (i) the expiration of three years from the date the shares are issued, (ii) a change in control of the Company, and (iii) the Directors death or disability.

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

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. STOCK OPTIONS AND WARRANTS (CONTINUED)

    1995 STOCK OPTION PLAN (CONTINUED)

     The following table contains information on the stock options under the Company's 1995 Plan for the years ended December 31, 2000, 2001 and 2002. The outstanding options expire from March 2003 to July 2006.

                                                   Number of    Weighted Average
                                                    Shares       Exercise Price
                                                    ------       --------------
     Options outstanding at December 31, 1999       664,500          $ 8.85
       Granted                                      120,000           13.40
       Exercised                                   (148,000)           5.63
       Cancelled                                    (45,000)          12.00
                                                   --------          ------

     Options outstanding at December 31, 2000       591,500           10.34
       Granted                                       95,000            7.94
       Exercised                                   (158,500)           5.96
       Cancelled                                   (205,000)          11.43
                                                   --------          ------

     Options outstanding at December 31, 2001       323,000           11.10
       Granted                                           --              --
       Exercised                                         --              --
       Cancelled                                   (111,000)          12.12
                                                   --------          ------

     Options outstanding at December 31, 2002       212,000          $10.57
                                                   ========          ======

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

     The following table contains information on the stock options under the Company's 2001 Plan for the years ended December 31, 2001 and 2002. The outstanding options expire from March 2003 to December 2009.

                                                   Number of    Weighted Average
                                                    Shares       Exercise Price
                                                    ------       --------------
     Options outstanding at December 31, 2000            --          $  --
       Granted                                       12,000           6.90
       Exercised                                         --             --
       Cancelled                                         --             --
                                                    -------          -----

     Options outstanding at December 31, 2001        12,000           6.90
       Granted                                      178,800           8.86
       Exercised                                         --             --
       Cancelled                                         --             --
                                                    -------          -----

     Options outstanding at December 31, 2002       190,800          $8.74
                                                    =======          =====

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. STOCK OPTIONS AND WARRANTS (CONTINUED)

    OTHER STOCK OPTIONS

     The Company has granted non-qualified stock options to consultants, distributors and other individuals. The outstanding options expire from March 2003 to September 2004.

     The following table contains information on all of the Company's non-plan stock options for the years ended December 31, 2000, 2001 and 2002.

                                                   Number of    Weighted Average
                                                    Shares       Exercise Price
                                                    ------       --------------
     Options outstanding at December 31, 1999       240,000          $ 9.82
       Granted                                       20,000           14.31
       Exercised                                    (77,314)           9.91
       Cancelled                                     (5,900)           9.61
                                                   --------          ------

     Options outstanding at December 31, 2000       176,786           10.12
       Granted                                       10,000            8.88
       Exercised                                         --              --
       Cancelled                                    (14,286)          11.44
                                                   --------          ------

     Options outstanding at December 31, 2001       172,500           10.11
       Granted                                           --              --
       Exercised                                         --              --
       Cancelled                                    (57,500)           9.48
                                                   --------          ------

     Options outstanding at December 31, 2002       115,000          $10.43
                                                   ========          ======

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. STOCK OPTIONS AND WARRANTS (CONTINUED)

    OTHER STOCK OPTION INFORMATION

     The weighted average fair value price of options granted was $4.14, $3.61 and $5.72 in 2002, 2001 and 2000, respectively.

     The  following  table  summarizes   information  about  the  Company's  two
     stock-based compensation plans outstanding at December 31, 2002:

     Options Outstanding and Exercisable by Price Range as of December 31, 2002:

                                  Options Outstanding                  Options Exercisable
                     -------------------------------------------     ------------------------
                                        Weighted
                                         Average        Weighted                     Weighted
        Range of                        Remaining        Average                      Average
        Exercise        Number         Contractual      Exercise        Number       Exercise
         Prices      Outstanding      Life in Years       Price      Exercisable       Price
         ------      -----------      -------------       -----      -----------       -----
      $ 6.90-9.00      168,300            4.52          $  7.68         72,300       $  7.70
      $9.01-16.13      234,500            2.52           $11.14        173,500        $11.73
      -----------      -------            ----           ------        -------        ------

      $6.90-16.13      402,800            3.36          $  9.70        245,800        $10.55
      ===========      =======            ====          =======        =======        ======

    COMPENSATION EXPENSE

     The Company recorded compensation expense of $--, $25,830, and $123,933 for the years ended December 31, 2002, 2001 and 2000, respectively for the value of certain options granted to non-employees of the Company. The valuation of the options and warrants granted to employees is based on the difference between the exercise price and the market value of the stock on the measurement date. The valuation of the options granted to non-employees is estimated using the Black-Scholes option pricing model.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. STOCK OPTIONS AND WARRANTS (CONTINUED)

    COMPENSATION EXPENSE (CONTINUED)

     The Company issued 8,500 shares of its restricted common stock to employees in 2002 pursuant to the Company's restricted stock bonus program. The Company recorded compensation expense of $71,486 for the value of the shares issued. The weighted average fair value of the restricted common stock at the date of grant was $8.41 per share.

    FINANCING WARRANTS

     In connection with the Company's Securities Purchase Agreement for the sale of senior notes and Series A preferred stock in 1999, the Company issued warrants to the lenders. The Company issued a total of 300,000 common stock purchase warrants. Each warrant is exercisable to purchase one share of the Company's common stock at $12.44 per share at anytime until June 1, 2002. In 2000, 212,540 warrants were exercised and 87,460 warrants expired unexercised in 2002.

     The Company also issued a total of 60,000 common stock purchase warrants as a finder's fee in connection with the financing. Each warrant is exercisable to purchase one share of the Company's common stock, 30,000 at $11.70 per share through June 1, 2002 and 30,000 at $15.00 per share through June 1, 2004. As of December 31, 2002, 30,000 warrants are outstanding and 30,000 warrants expired unexercised in 2002.

13. COMMITMENTS AND CONTINGENCIES

    LEASES

     The Company leases its office facilities under a long-term leasing arrangement. The following is a schedule of future minimum lease payments at December 31, 2002 under the Company's operating leases that have initial or remaining noncancellable lease terms in excess of one year:

     Year Ending
     December 31,                                            Facilities
     ------------                                            ----------
         2003                                                 $190,080
         2004                                                   15,840
                                                              --------

     Total Minimum Lease Payments                             $205,920
                                                              ========

     Rental expense charged to operations was $256,804, $280,838 and $330,134 for the years ended December 31, 2002, 2001 and 2000, respectively.

    LITIGATION

     On November 9, 1999, The Quigley Corporation ("Quigley") commenced a civil action against the Company in the United States District Court for the Eastern District of Pennsylvania. The complaint alleged that Zicam(TM) Cold Remedy infringed on a patent licensed to Quigley and sought compensatory damages and injunctive relief.

     Without admitting guilt, the Company agreed to settle the case in June 2001 to avoid the potential adverse consequences of an unfavorable outcome, including potential damages that may have been awarded to Quigley or the entry of an order for injunctive relief. The settlement provided for a payment of $1,000,000 on August 1, 2001, $137,500 in four equal installments through April 2002 and a royalty payment of 5.5% of net sales of Zicam Cold Remedy, but not less than $500,000, for the period April 1, 2001 through March 5, 2002, payable on a quarterly basis.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    LITIGATION (CONTINUED)

     On June 2, 1999, the Company filed a complaint against DJ Ltd. ("DJ"). Following a private placement the Company completed in June 1999, DJ sent the Company a letter demanding a placement fee based on an agreement between the parties dated December 1996. The Company's complaint sought a declaratory judgment that DJ was not owed any fee under the agreement. DJ filed a counterclaim against the Company that alleged the Company breached the contract between the parties and that the Company had been unjustly enriched. DJ sought damages in the amount of $480,000, plus costs, expenses and warrants to purchase 50,000 shares of the Company's common stock. The Company and DJ agreed to settle the case in January 2003 for a payment by the Company of $250,000. The amount is recorded as of December 31, 2002 as a charge to operating expenses.

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

15. EMPLOYEE BENEFIT PLAN

     Effective September 1, 1997, the Company adopted a Simple Retirement Account Plan for employees. The Company shall make a matching contribution for each employee in an amount equal to each employees' Salary Reduction Contributions for the Plan year of up to 3% of the employees compensation for the Plan year. The Company made matching contributions of $20,539, $32,988 and $31,198 for the years ended December 31, 2002, 2001 and 2000, respectively. Each employee shall be fully vested at all times in his contribution and the Company's matching contributions.

16. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its cash equivalents with high credit quality financial institutions and limits its credit exposure with any one financial institution. The Company's cash in its banks exceeds the federally insured limits. The Company provides credit in the normal course of business to many of the nation's top drug stores and mass merchandisers. The Company's accounts receivable are due from customers located throughout the United States. The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses have not exceeded management's expectations.

     The Company's sales are from seven products marketed under the Zicam brand name, with a majority of its sales attributable to its Cold Remedy product, which subjects the Company to significant financial exposure. If future sales of these products decrease, and in particular sales of its Cold Remedy formula, the Company's operations could be materially adversely affected.

     The Company currently relies on three different manufacturers to produce its seven products, but has identified alternative suppliers for each of the products. However, the Company has not made any purchases from these suppliers and its ability to secure supply of its swab products could be limited by the proprietary technology possessed by the current manufacturer.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS (CONTINUED)

     Sales to major customers, which comprised 10% or more of net sales, for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                           2002        2001      2000
                                           ----        ----      ----
     Customer A                            18.2%      10.6%        *
     Customer B                               *%      10.3%     13.0%
     Customer C                            11.0%         *         *

     *    Less than 10%

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 2002 and 2001:

                                                2002                            2001
                                     ---------------------------     ---------------------------
                                       Carrying       Estimated        Carrying       Estimated
                                        Amount       Fair Value         Amount       Fair Value
                                        ------       ----------         ------       ----------
     Financial Assets:
       Cash and cash equivalents     $12,010,091     $12,010,091     $ 7,342,985     $ 7,342,985
       Restricted cash                        --              --       1,503,150       1,503,150
       Marketable securities                  --              --      10,656,380      10,656,380

     Financial Liabilities:
       Notes payable                          --              --       1,000,000       1,000,000
       Long-term debt                  5,253,643       5,253,643      10,177,525      10,177,525

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

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                     (formerly Gum Tech International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected unaudited quarterly financial data for the years 2002 and 2001 are summarized below:

                                                    Fiscal Year 2002 Quarters
                                -----------------------------------------------------------------
                                      1st              2nd              3rd               4th              Total
                                ------------     ------------      ------------      ------------      ------------
     Net sales                  $  5,067,511     $  1,825,696      $  5,078,596      $ 11,575,833      $ 23,547,636
     Gross profit                  3,820,275        1,300,809         3,410,443         8,264,068        16,795,595

     Net income (loss) from
      continuing operations          928,863         (871,394)        1,022,734         3,676,452         4,756,655

     Net income (loss) per
      basic share from
      continuing operations              .10             (.09)              .11               .39               .50

     Net income (loss) per
      diluted share from
      continuing operations              .10             (.09)              .11               .39               .50


     Net income (loss)               928,863         (871,394)        1,022,734         3,676,452         4,756,655


                                                    Fiscal Year 2001 Quarters
                                -----------------------------------------------------------------
                                      1st              2nd              3rd               4th              Total
                                ------------     ------------      ------------      ------------      ------------
     Net sales                  $  6,472,190     $  1,373,330      $  2,718,194      $  5,508,448      $ 16,072,162
     Gross profit                  4,858,870          890,959         1,966,792         4,140,729        11,857,350

     Net income (loss) from
      continuing operations          102,098       (1,934,022)         (101,254)       (2,866,136)       (4,799,314)

     Net income (loss) per
      basic share from
      continuing operations              .01             (.21)             (.01)             (.30)             (.52)

     Net income (loss) per
      diluted share from
      continuing operations              .01             (.21)             (.01)             (.30)             (.52)


     Net income (loss)               346,053       (2,302,029)       17,332,438        (2,763,829)       12,612,633

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

(a)  2. FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules have been omitted because either they are not required or are not applicable, or because the information has been included in the consolidated financial statements or notes thereto contained in this Form 10-K.

(a)  3. EXHIBITS

     Exhibit No.    Title
     -----------    -----

        3.01 Articles of Incorporation and Amendments thereto of the Registrant (1)

        3.02        Bylaws of the Registrant (1)

        4.01 Registration Rights Agreement dated July 20, 2001 by and between the Registrant and Wm. Wrigley Jr. Company (2)

        4.02 Rights Agreement dated as of July 22, 2002 by and between the Registrant and Corporate Stock Transfer, Inc. (3)

        10.01       Consulting Agreement between the Registrant and Gary S.
                    Kehoe (4)

        10.02       *1995 Stock Option Plan (5)

        10.03       *Amendment to 1995 Stock Option Plan (5)

        10.04 Credit Agreement among the Registrant, Gel Tech, L.L.C. (now Zicam, LLC) and Comerica Bank-California (6)

        10.05 Asset Purchase Agreement between the Registrant and Wm. Wrigley Jr. Company (10)

        10.06 Purchase Agreement among the Registrant, Zensano, Inc. and Zengen, Inc. for the Registrant's acquisition of 40% interest in Gel Tech, L.L.C. (now Zicam, LLC) (7)

        10.07       Security Agreement between the Registrant and Zensano, Inc.
                    (7)

        10.08 Confidentiality and Non-Competition Agreement among the Registrant, Gel Tech, L.L.C. (now Zicam, LLC), Zensano, Inc., Zengen, Inc. and certain other individuals (7)

        10.09       *Employment Agreement between the Registrant and Carl J.
                    Johnson (8)

        10.10 *First Amendment to Employment Agreement between the Registrant and Carl J. Johnson (2)

        10.11       *2001 Stock Incentive Plan (9)

        10.12 *Summary of Matrixx Initiatives, Inc. Director Restricted Stock Purchase Program (6)

        23.1 **Consent of Mayer Hoffman McCann P.C., independent auditor of the Company

        23.2 **Consent of Angell & Deering, Certified Public Accountants, former independent auditor of the Company.

        99.1        **Certification pursuant to 18 U.S.C. Section 1350.

        99.2        **Certification pursuant to 18 U.S.C. Section 1350.

*    Indicates management compensatory contract, plan or arrangement.

**   Filed with this Form 10-K.

(1) Incorporated by reference to the Registrant's Amendment No.1 to Form 8-A, file No. 000-27646, as filed on June 18, 2002.

(2) Incorporated by reference to the Registrants Report on Form 10-K for the fiscal year ended December 31, 2001, file number 000-27646.

(3) Incorporated by reference to the Registrant's registration statement on Form 8-A, filed July 23, 2002, file number 000-27646.

(4) Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2000, file number 000-27646.

(5) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 declared effective by the Commission on April 24, 1996, file number 333-870.

(6) Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2002, file number 000-27646.

(7) Incorporated by reference to the Registrant's Report on Form 8-K filed December 14, 2001, file number 000-27646.

(8) Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2001, file number 000-27646.

(9)  Incorporated by reference to the Registrant's definitive proxy statement on
     Schedule 14A, filed October 17, 2001, file number 000-27646.

(10) Incorporated by reference to the Registrant's Report on Form 10-K/A, filed June 7, 2001, file number 000-27646.

(b)  REPORTS ON FORM 8-K

     On November 12, 2002, we filed a Current Report on Form 8-K with the SEC regarding a change of our independent auditor and certifying accountant from Angell & Deering, Certified Public Accountants to Mayer Hoffman McCann P.C. This change occurred solely as a result of the partners of Angell & Deering joining Mayer Hoffman McCann P.C.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on March 26, 2003.


                                       MATRIXX INITIATIVES, INC.


                                       By: /s/ Carl J. Johnson
                                           -------------------------------------
                                           Carl J. Johnson
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated:

Signature                                Title                         Date
---------                                -----                         ----

/s/ Edward E. Faber         Chairman of the Board of Directors    March 26, 2003
-----------------------
Edward E. Faber

/s/ Carl J. Johnson         President, Chief Executive Officer    March 26, 2003
-----------------------     and Director
Carl J. Johnson

/s/ William C. Egan         Director                              March 26, 2003
-----------------------
William C. Egan

/s/ Edward J. Walsh         Director                              March 26, 2003
-----------------------
Edward J. Walsh

/s/ William A. Yuan         Director                              March 26, 2003
-----------------------
William A. Yuan

/s/ Michael A. Zeher        Director                              March 26, 2003
-----------------------
Michael A. Zeher

/s/  William J. Hemelt      Executive Vice President, Chief       March 26, 2003
-----------------------     Financial Officer (Principal
William J. Hemelt           Financial Officer & Principal
                            Accounting Officer), Treasurer
                            and Secretary

                                 CERTIFICATIONS


I, Carl J. Johnson, President and Chief Executive Officer of Matrixx Initiatives, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Matrixx Initiatives, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 26, 2003

                                           /s/ Carl J. Johnson
                                           -------------------------------------
                                           Carl J. Johnson
                                           President and Chief Executive Officer

                                 CERTIFICATIONS


I, William J. Hemelt, Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Matrixx Initiatives, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Matrixx Initiatives, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: March 26, 2003

                                       /s/ William J. Hemelt
                                       -----------------------------------------
                                       William J. Hemelt
                                       Executive Vice President, Chief Financial
                                       Officer, Treasurer & Secretary