Form 10-Q
period 2003-03-31
MATRIXX INITIATIVES INC
filed 2003-05-15
CIK 1006195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2003

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

There were 9,441,751 shares of the registrant's common stock, $.001 par value, outstanding as of April 30, 2003.

                            MATRIXX INITIATIVES, INC.
                                    FORM 10-Q
                                      INDEX

PART I    FINANCIAL INFORMATION                                             Page

          Item 1. Condensed Consolidated Balance Sheet
                  as of  March 31, 2003 and December 31, 2002                  1

                  Condensed Consolidated Statements of
                  Operations for the three months ended
                  March 31, 2003 and 2002                                      3

                  Condensed Consolidated Statements of
                  Cash Flows for the three months ended
                  March 31, 2003 and 2002                                      4

                  Notes to Condensed Consolidated
                  Financial Statements                                         5

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                8

          Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk                                           19

          Item 4. Controls and Procedures                                     20

PART II   OTHER INFORMATION

          Item 1  Legal Proceedings                                           20

          Item 4  Submission of Matters to a Vote of
                  Security Holders                                            21

          Item 6. Exhibits and Reports on Form 8-K                            21

SIGNATURES                                                                    22

CERTIFICATIONS                                                                23

Unless otherwise indicated in this quarterly report, "Matrixx," "us," "we," "our", "the Company" and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. "Zicam" is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                    March 31,      December 31,
                                                       2003            2002
                                                   ------------    ------------
Current Assets:
  Cash and cash equivalents                        $ 12,222,123    $ 12,010,091
  Accounts receivable:
    Trade, net allowance for doubtful
      accounts of $669,025 and $647,280               4,360,696       7,037,596
  Inventories                                         1,805,692       1,573,034
  Prepaid expenses and other                            300,903         523,829
  Deferred tax asset                                    995,741       1,073,765
                                                   ------------    ------------

        Total Current Assets                         19,685,155      22,218,315
                                                   ------------    ------------

Property and Equipment, at cost:
  Office furniture and equipment                        631,356         588,395
  Leasehold improvements                                 37,202          39,314
                                                   ------------    ------------
                                                        668,558         627,709
  Less accumulated depreciation                        (125,978)        (89,795)
                                                   ------------    ------------

        Net Property and Equipment                      542,580         537,914
                                                   ------------    ------------

Other Assets:
  Deposits                                               37,697          37,697
  Debt issuance costs, net of accumulated
    amortization of $29,167 and $20,417                   5,833          14,583
  Deferred tax asset                                  8,280,589       8,284,720
  Patents, net of accumulated amortization of
    $88,470 and $71,700                               1,035,130       1,051,900
  Goodwill                                           15,039,836      15,039,836
                                                   ------------    ------------

        Total Other Assets                           24,399,085      24,428,736
                                                   ------------    ------------

        Total Assets                               $ 44,626,820    $ 47,184,965
                                                   ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         March 31,      December 31,
                                                            2003            2002
                                                        ------------    ------------
Current Liabilities:
  Accounts payable and accrued expenses                 $  3,147,944    $  5,771,407
  Sales returns and allowances                               941,953       1,004,713
  Current portion of long-term debt                        5,339,478       5,253,643
                                                        ------------    ------------

      Total Current Liabilities                            9,429,375      12,029,763
                                                        ------------    ------------
Long-Term Debt, net of current portion above:
  Financial institutions and other                         5,339,478       5,253,643
  Less current portion above                              (5,339,478)     (5,253,643)
                                                        ------------    ------------

      Total Long-Term Debt                                        --              --
                                                        ------------    ------------

Commitments and contingencies                                     --              --

Stockholders' Equity:
  Preferred stock:  $.001 par value, 2,000,000 shares
    authorized, none issued or outstanding                        --              --
  Common stock: $.001 par value, 30,000,000 shares
    authorized, 9,441,751 and 9,441,451 shares
    issued and outstanding                                     9,442           9,442
  Additional paid in capital                              41,527,322      41,524,921
  Accumulated deficit                                     (6,199,951)     (6,317,305)
                                                        ------------    ------------
                                                          35,336,813      35,217,058
  Less common stock held in treasury, at cost
    (21,200 and 9,600 shares)                               (139,368)        (61,856)
                                                        ------------    ------------

      Total Stockholders' Equity                          35,197,445      35,155,202
                                                        ------------    ------------

      Total Liabilities and Stockholders' Equity        $ 44,626,820    $ 47,184,965
                                                        ------------    ------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three months ended March 31,
                                                          ----------------------------
                                                               2003           2002
                                                           -----------    -----------
Net sales                                                  $ 8,901,675    $ 5,067,511
Cost of sales                                                2,649,045      1,247,236
                                                           -----------    -----------

      Gross Profit                                           6,252,630      3,820,275

Operating expenses                                           5,692,531      2,881,049
Research and development                                       310,762         26,545
                                                           -----------    -----------

      Income From Operations                                   249,337        912,681
                                                           -----------    -----------

Other Income (Expense):
   Interest and other income                                    36,959        113,693
   Interest and other expense                                  (85,835)      (182,213)
                                                           -----------    -----------

      Total Other Income (Expense)                             (48,876)       (68,520)
                                                           -----------    -----------

Income Before Provision (Benefit) For Income Taxes             200,461        844,161

Provision (benefit) for income taxes                            83,107        (84,702)
                                                           -----------    -----------

Net Income                                                 $   117,354    $   928,863
                                                           ===========    ===========
Net Income Per Share of Common Stock:
  Basic:
    Weighted Average Number of Common Shares Outstanding     9,429,397      9,422,684
     Net Income Per Share of Common Stock                  $      0.01    $      0.10

  Diluted:
    Weighted Average Number of Common Shares Outstanding     9,435,712      9,424,128
     Net Income Per Share of Common Stock                  $      0.01    $      0.10

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    MATRIXX INITIATIVES, INC. AND SUBSIDIARY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three months ended March 31,
                                                             ----------------------------
                                                                 2003            2002
                                                             ------------    ------------
Cash Flows From Operating Activities:
  Net income                                                 $    117,354    $    928,863
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                 36,183           6,380
      Amortization                                                 16,770          16,770
      Amortization of imputed interest on notes payable            85,835         166,282
      Amortization of debt issuance costs                           8,750              --
      Deferred income taxes                                        82,155              --
      Loss on disposal of property and equipment                       --          17,391
      Other                                                         2,401              --
      Changes in assets and liabilities:
        Restricted cash                                                --       1,503,150
        Accounts receivable                                     2,676,900       2,904,880
        Interest receivable                                            --         (11,383)
        Inventories                                              (232,658)        310,960
        Prepaid expenses and other                                222,926         356,102
        Accounts payable and accrued expenses                  (2,623,463)     (4,936,496)
        Sales returns and allowances                              (62,760)       (611,218)
                                                             ------------    ------------

        Net Cash Provided By Operating Activities                 330,393         651,681
                                                             ------------    ------------

Cash Flows From Investing Activities:
        Maturity of marketable securities                              --      10,656,380
        Capital expenditures                                      (40,849)       (150,581)
        Deposits and other                                             --         (31,486)
                                                             ------------    ------------

        Net Cash Provided (Used) By Investing Activities          (40,849)     10,474,313
                                                             ------------    ------------

Cash Flows From Financing Activities:
        Purchase of treasury stock                                (77,512)         (9,420)
        Principal payments on notes payable                            --      (1,000,000)
                                                             ------------    ------------

        Net Cash (Used) By Financing Activities                   (77,512)     (1,009,420)
                                                             ------------    ------------

        Net Increase in Cash and Cash Equivalents                 212,032      10,116,574

        Cash and Cash Equivalents at Beginning of Period       12,010,091       7,342,985
                                                             ------------    ------------

        Cash and Cash Equivalents at End of Period           $ 12,222,123    $ 17,459,559
                                                             ============    ============

Supplemental Disclosure of Cash Flow Information:
        Cash paid during the period for:
          Interest                                           $         --    $     15,931
          Income taxes                                                950              --

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            MATRIXX INITIATIVES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying financial information of Matrixx Initiatives, Inc. is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2003. It is recommended that this financial information be read with the complete financial statements included in Matrixx's Annual Report on Form 10-K for the year ended December 31, 2002 previously filed with the Securities and Exchange Commission.

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

     The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three months ended March 31, 2003 and 2002. Options, warrants and other incremental shares to purchase 379,300 and 632,960 shares of common stock at March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2003           2002
                                                   ----------     ----------
     Net income applicable to common shareholders  $  117,354     $  928,863
                                                   ==========     ==========

     Weighted average common shares outstanding:
       Weighted average common shares
         outstanding - Basic                        9,429,397      9,422,684
       Dilutive securities                              6,315          1,444
                                                   ----------     ----------
       Weighted average common shares
         outstanding - Diluted                      9,435,712      9,424,128
                                                   ==========     ==========

     Net income per common share:
       Basic                                       $     0.01     $     0.10
       Diluted                                     $     0.01     $     0.10

                            MATRIXX INITIATIVES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. Inventories consisted of the following at March 31, 2003:


          Raw materials and packaging                     $   756,323
          Finished goods                                    1,121,343
          Less reserve for obsolescence                       (71,974)
                                                          -----------
                   Total                                  $ 1,805,692
                                                          ===========

4. Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the following pro forma amounts:

                                                                        Three Months Ended
                                                                             March 31,
                                                                   ----------------------------
                                                                       2003            2002
                                                                   ------------    ------------
Net income (loss) applicable to common shareholders, as reported   $    117,354    $    928,863
Less stock based employee compensation expense determined
  under fair value based methods for all awards, net of
  related tax effects                                                   158,015         113,599
                                                                   ------------    ------------

Pro forma Net Income (Loss)                                        $    (40,661)   $    815,264
                                                                   ============    ============

Net income per share of common stock:
  Basic:
    As reported                                                    $        .01    $        .10
    Pro forma                                                      $         --    $        .09

  Diluted:
    As reported                                                    $        .01    $        .10
    Pro forma                                                      $         --    $        .09

                            MATRIXX INITIATIVES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. Recent Developments

On April 4, 2003, the Company commenced legal proceedings against Zila Swab Technologies, Inc. (doing business as Innovative Swab Technologies) ("IST"), the contract manufacturer of the dry handle swab applicator for Zicam(R) Cold Remedy Swab products, and its parent, Zila, Inc. The arbitration proceeding is being conducted in Phoenix, Arizona before the American Arbitration Association. In its demand for arbitration, the Company has claimed that, among other things, IST materially breached the manufacturing contract by repeatedly and consistently failing to meet minimum swab production levels since the contract's inception in 2002 and by attempting in March 2003 to unilaterally increase the contract's pricing terms. The Company is claiming $20 million in compensatory damages plus punitive damages, and is seeking an order of specific performance requiring IST to satisfy its production obligations under the remaining term of the contract (which runs until the end of fiscal 2003) at the pricing levels stated in the contract. On April 21, 2003, the Superior Court of the State of Arizona denied the Company's request for a temporary restraining order to compel continued production by IST of swab products under the contract, as described in the Company's Report on Form 8-K filed April 15, 2003, which has the effect of deferring resolution of the Company's claims to the arbitration proceedings. In IST's response to the Company's demand for arbitration, IST has counterclaimed against the Company alleging negligent misrepresentation and breach of good faith and fair dealing. The Company believes that IST's counterclaims are without merit and intends to vigorously defend against them in the arbitration proceedings.

The Company has elected to pay under protest the difference between the contract price and the price which IST claims is owed in order to assure continued deliveries of the swab products pending a negotiated settlement of the dispute or a final determination by the arbitration panel. Although the Company is currently paying the disputed amounts, it is not reflecting the impact of these payments in its financial results until this dispute is settled or determined by arbitration. If the Company ultimately agrees to a higher price for the swabs or an adverse decision is rendered in the arbitration, the Company's financial results will be negatively impacted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Through our 100%-owned subsidiary, Zicam LLC, we are engaged in the development, production and sale of over-the-counter pharmaceutical products. As part of a restructuring effort that began in 2001, we introduced five new Zicam nasal gel products in 2002, improved package graphics for our entire Zicam product line and engaged a new sales team to represent our products to retailers. At our annual meeting of shareholders held on April 30, 2003, we introduced three new Zicam Cold Remedy products - Oral Mist, Chewables and RapidMelts - that we intend to ship to retailers in the third quarter of 2003.

     We expect earnings in future periods will be significantly affected by the level of sales, and the timing and amount of our advertising and research and development expenses. Our expected growth in sales will depend on our success in securing additional retail distribution of our products, and in particular additional distribution of the five products that were introduced in 2002 and the three new products to be introduced in late 2003. In addition, sales in future periods will be affected by expanding consumer awareness and acceptance of our entire Zicam brand of products. Expenditures for advertising and research and development will vary by quarter throughout the year and could be significantly different from amounts in the same periods in prior years. We expect advertising expenses to be heaviest in our first and fourth fiscal quarters.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

     Certain information is set forth below for our Zicam operations expressed in dollars and as a percentage of net sales for the periods indicated:

                                        THREE MONTHS ENDED MARCH 31,
                                  ---------------------------------------
                                        2003                 2002
                                  -----------------    ------------------
Net sales                         $ 8,901,675   100%   $ 5,067,511    100%
Cost of sales                       2,649,045    30      1,247,236     25
                                  -----------   ---    -----------    ---
  Gross profit                      6,252,630    70      3,820,275     75
Operating expenses                  5,692,531    64      2,881,049     57
Research and development              310,762     3         26,545     --
                                  -----------   ---    -----------    ---
  Income from operations              249,337     3        912,681     18
Interest and other income              36,959    --        113,693      2
Interest expense                       85,835     1        182,213      3
                                  -----------   ---    -----------    ---
  Income before income taxes          200,461     2        844,161     17
Provision for income taxes             83,107     1        (84,702)    (1)
                                  -----------   ---    -----------    ---
  Net Income                      $   117,354     1%   $   928,863     18%
                                  ===========   ===    ===========    ===

     NET SALES. Net Zicam sales for the three months ended March 31, 2003 increased to approximately $8.9 million, or almost 76 % above net sales in the first quarter of the prior year. Virtually all of the increase in net sales was attributable to sales of the five new products that we introduced in late 2002, in particular, sales of Zicam Cold Remedy Swabs - Adult Size and Zicam Extreme Congestion Relief, and to increased advertising compared to the previous year.

     For much of the quarter ended March 31, 2003, we experienced a backorder for Zicam Cold Remedy Swabs - Adult Size and Kid's Size due to the inability of our contract manufacturer, IST, to meet its production obligations under our manufacturing contract. However, with the end of the 2002-2003 cold season, the backorder situation has been eliminated. We intend to build inventory as much as possible during the next several months in order to meet expected demand for the swab products during the 2003-2004 cold season. We cannot be certain that IST will be able to produce the amount of inventory that we are seeking to acquire before the commencement of the next cold season. Even if we are able to acquire this inventory, it is possible that another backlog could occur in the next cold season as a result of higher product demand.

     Demand for our products is highly seasonal which results in significant fluctuations in our quarterly sales throughout the year. Generally, sales in the second quarter are weaker than in other quarters of the year. We expect increases in sales in future periods from continued, albeit lower, growth rates for our Zicam Cold Remedy -pump and Zicam Allergy Relief products, and increased sales of the five products we introduced in 2002, as well as the three new products that we expect to introduce in 2003.

     COST OF SALES. Our cost of sales increased to approximately $2.65 million, or 112% above the first quarter 2002 cost of sales of approximately $1.2 million. Approximately 70% of the increase is due to the higher sales volume and the remaining 30% is due to the mix of products sold. Our swab products cost more per unit than our other products. Consequently, an increasing percentage of sales from swab products results in a higher total unit cost. The unit cost of goods sold will continue to be affected by the relative mix of products sold.

     Our current pricing with IST is fixed by contract until the end of fiscal 2003. In March 2003, IST advised us of an increase in pricing for the balance of 2003. We advised IST of our opposition to this unilaterally-imposed increase on the basis that it was not permitted under the contract. Based on our inability to negotiate a resolution of this dispute, on April 4, 2003, we commenced legal proceedings against IST and its parent company. In our demand for arbitration, we claimed that, among other things, IST materially breached the manufacturing contract by repeatedly and consistently failing to meet minimum swab production levels since the contract's inception in 2002 and by attempting in March 2003 to unilaterally increase the contract's pricing terms. We are claiming $20 million in compensatory damages plus punitive damages, as well as an order of specific performance requiring IST to satisfy its production obligations under the remaining term of the contract at the pricing levels stated in the contract.

     Pending a final decision in the arbitration or a negotiated settlement of this dispute, we have elected to pay under protest the difference between the swab product contract price and the new product pricing imposed by IST in order to assure continued deliveries of the swab products. Although we are currently paying the disputed pricing amounts, we are not reflecting the impact of these payments in our financial results until this matter is resolved. If we ultimately agree to a higher price for the swab products or an adverse decision is rendered in the arbitration, our financial results will be negatively impacted.

     If we are able to negotiate a new supply contract with IST before the end of 2003, we expect that this new contract will provide for higher product costs than those provided for under our current contract with IST. We cannot be certain, however, that we will be able to agree with IST on terms for a new contract, nor can we determine at this time what the increased costs in any new contract would be.

     GROSS PROFIT. Gross profit for the first quarter of 2003 increased to approximately $6.3 million, or 64% greater than the first quarter of 2002, due to the substantial increase in units sold. However, the gross margin on products sold declined from 75% to 70% due to the higher per unit cost of the swab products sold in 2003.

     OPERATING EXPENSES. Operating expenses for the first quarter of 2003 increased to $5.7 million or more than $2.8 million above the first quarter of 2002. The increase was primarily due to an increase in advertising expenses of $2.7 million during the first quarter of 2003. Advertising expenses in the first quarter of 2003 were $3.7 million compared to $1.0 million for the first quarter of 2002. Also contributing to the increase in operating expenses was an increase in sales commission expense, resulting from increased sales, of approximately $280,000. The effect of that increase was offset by the absence of a royalty payment charge of approximately $296,000 which we incurred in the first quarter of 2002. We expect that operating expenses in future periods will vary largely in connection with the level of our advertising expenditures.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased from approximately $27,000 in the first quarter of 2002 to approximately $311,000 in the first quarter of 2003. The increase reflects our previously announced commitment to expand our research and development efforts to an amount equal to approximately 6% of annual net sales in order to establish a continued pipeline of new product offerings in future periods.

     INTEREST AND OTHER INCOME. Interest and other income for the first quarter of 2003 decreased to $37,000 or approximately $77,000 below the level recorded in the first quarter of 2002. The decrease is largely due to a decrease in interest income due to a decline in our invested cash position between the two periods and a decline in investment interest rates.

     INTEREST EXPENSE. Interest expense for the first quarter of 2003 decreased to approximately $86,000, or $96,000 below the level of the first quarter of 2002. Interest expense for both periods is primarily related to the imputed interest associated with the note issued by us to Zensano, Inc. in connection with our acquisition of Zensano's 40% interest in Zicam, LLC (then Gel Tech, L.L.C.) in December 2001. The imputed interest related to the note decreased due to our repayment of one-half of the note in 2002. Two final payments of $2.75 million each are due under the note in June and November 2003.

     INCOME BEFORE INCOME TAX. Income in the first quarter of 2003 decreased to $200,000 from $800,000 in the first quarter of 2002 primarily as a result of the higher level of advertising and research and development expenses, which offset the higher level of sales. We expect that earnings in future periods will continue to be significantly impacted by the seasonality of our sales, revenues and expenses associated with new products and the timing and amount of advertising and research and development expenses.

     PROVISION FOR INCOME TAX EXPENSE. In 2003, we recorded a provision for income tax expense based on an estimate of our effective income tax rate for the full year. This reflects the determination that we made at the end of fiscal 2002 that we would more likely than not be able to realize the benefit of tax losses accumulated in prior years to offset taxable income in 2003 and future years. In the first quarter of 2002, we were not able to make a similar determination and consequently reflected a valuation allowance on the deferred tax assets. The reduction in income tax expense recorded in the first quarter of 2002 reflects a refund of a tax payment made in connection with the sale of our gum assets in late 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital increased slightly from approximately $10.2 million at December 31, 2002 to approximately $10.3 million at March 31, 2003. During the three-month period ended March 31, 2003, we experienced an increase in cash from operating activities of approximately $330,000. The increase in cash from operations was due primarily to net income of $117,000, various non-cash charges to income of approximately $230,000, decreases in accounts receivable of $2.7 million and prepaid expense of $200,000. These cash inflows were offset by decreases in accounts payable of $2.6 million and an increase in inventory of $200,000.

     Investing activities used cash of approximately $41,000 for capital expenditures while $78,000 of cash was used for financing activities to acquire Matrixx common stock in the open market.

     We have a $2.5 million credit facility with Comerica Bank-California, but currently do not have any borrowings in place under the facility. The credit facility would bear interest at a rate of prime plus 1.5%. We expect to extend the current facility with Comerica, which expires at the end of May 2003, by another year.

     We believe that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months.

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

ACCOUNTING FOR INCOME TAXES: Due to our significant operating losses prior to 2001, we possess a sizeable tax loss carry-forward which can be used to reduce our taxable income in future periods. Due to our history of operating losses, we recorded a deferred tax valuation allowance in 2001 and prior years to offset the entire deferred tax asset arising from our tax loss carry-forward. However, due to the significant improvement in our net income in 2002, together with our expectation of continuing profitability in future years, we have determined that we are more likely than not to realize the tax benefit associated with our tax loss carry-forward. Consequently, we reduced the deferred tax valuation allowance and recorded a large portion of the deferred tax asset in 2002. In subsequent periods, we will record income tax expense based on our estimated effective income tax rate for each period. We will continue to evaluate the deferred tax valuation allowance regularly and adjust the amount to reflect our expectation of our ability to realize the tax benefit arising from our tax loss carry-forward on a quarterly basis. Should there be a significant change in our expectations of future income, the impact of adjusting the deferred tax valuation allowance could be significant which would negatively impact our earnings.

ACCOUNTING FOR CUSTOMER RETURNS AND ALLOWANCES. We recognize revenues on the sale of our products when they are shipped from our warehouse facility, and at that time record a provision for estimated product returns. The estimate for product returns is based on our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects the liability associated with product returns. To date, our sales returns experience has been consistent with our estimate for returns, except for returns of outdated products arising from excessive production during the introduction of Zicam Cold Remedy in the 1999-2000 cold season. Currently, we are recording a provision of 3% of gross sales for our original Zicam Cold Remedy and Zicam Allergy Relief products for potential returns and allowances. In establishing the appropriate reserve level for the five new Zicam products introduced in the third quarter of 2002, we reviewed the similarities and differences of the five products relative to our original Zicam Cold Remedy and Zicam Allergy Relief products for which we now have almost three years of product return experience. Based on that review, we are recording a 7% provision of gross sales for these new products. We will review the return provision regularly and adjust these reserve amounts as actual product return experience continues to develop. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected. In addition, we expect that a higher sales returns allowance will be recorded in the future for any other new products that we introduce until such products achieve market acceptance.

CAUTIONARY STATEMENT REGARDING  FORWARD-LOOKING STATEMENTS AND RISK FACTORS

FORWARD-LOOKING STATEMENTS

     This Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "estimate", "anticipate", "intend", "may", "might", "will", "would", "could", "project" and "predict", or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:

     o our expectation of shipping our three new Zicam products to retailers in late 2003;

     o our expectation regarding increases in sales in future periods of our current and new Zicam products;

     o our belief that sales, expense levels and earnings in future periods will be primarily affected by timing and amounts of advertising, research and development expenses, costs of introduction of new products, our success in securing additional retail distribution, expanding consumer awareness and acceptance of our entire Zicam brand of products;

     o our plan to build our swab product inventory to meet product demand in the forthcoming 2003-2004 cold season;

     o our expectation regarding the seasonality of our quarterly sales, with the second quarter generally being the weakest;

     o our expectation regarding the growth rates for future sales of products;

     o our expectation that expenditures for advertising and research and development will vary by quarter throughout the year, with advertising expenses being heaviest in the first and fourth fiscal quarters;

     o our expectation that any new swab manufacturing contract that we enter into with IST will provide for higher product costs than those provided for under our current contract with IST;

     o our expectation of extending our current facility with Comerica Bank-California for another year;

     o    our expectation of continuing profitability in future years;

     o our intention to continue outsourcing all of our product manufacturing and packaging for the foreseeable future;

     o our intention to evaluate our deferred tax valuation allowance regularly and adjust the amount to reflect our expectation of our ability to realize the tax benefit arising from our tax loss carry-forward on a quarterly basis;

     o our belief that our current capital resources and credit line are sufficient to fund the Company for the next 12 months; and

     o our belief that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

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

     Statements in this Form 10-Q, including those set forth in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", and under the subheading below entitled "Risk Factors", describe factors that could contribute to or cause actual results to differ materially from our expectations. Other such factors include (i) less than anticipated demand for our current and future products, (ii) lack of market acceptance for or uncertainties concerning the efficacy of our current and future products, (iii) difficulties in increasing production or maintaining sufficient inventories to meet unexpectedly high demand in the short term, including our inability to resolve product backlog and product pricing issues,
(iv) financial difficulties encountered by one or more of our principal customers, (v) difficulties in obtaining additional capital for marketing, research and development, and other expenses, (vi) oversupply of product inventory to retailers resulting in unsold product returns, and (vii) material litigation involving patent and contractual claims, product liabilities and consumer issues.

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

IF OUR ZICAM PRODUCTS DO NOT GAIN WIDESPREAD MARKET ACCEPTANCE, OUR ANTICIPATED SALES AND RESULTS OF OPERATIONS WILL SUFFER

Although studies have indicated that Zicam Cold Remedy can significantly reduce the duration and severity of the common cold, we cannot be certain that this product (including our new swab formats) will achieve widespread acceptance by the market. To date, Zicam Allergy Relief has not achieved the market success presently enjoyed by Zicam Cold Remedy. In addition, given their recent introduction in late 2002, our five new Zicam products have not yet reached the level of market recognition achieved by the original Zicam Cold Remedy. While we are working to increase the market presence of Zicam Allergy Relief and our five new Zicam products, we cannot be certain that demand for these products will grow. It is too soon to determine how the market will respond to the three new Zicam products that we plan to begin shipping in late 2003. If any unanticipated problem arises concerning the efficacy of Zicam Cold Remedy, Zicam Allergy Relief or any of our other new products, or if any of these products fails to achieve widespread market acceptance for any other reason, our operating results and prospects would be materially adversely affected.

UNANTICIPATED PROBLEMS ASSOCIATED WITH PRODUCT DEVELOPMENT AND COMMERCIALIZATION COULD ADVERSELY AFFECT OUR OPERATING RESULTS

Our successful development of existing and new products is subject to the risks of failure and delay inherent in the development and commercialization of products based on innovative technologies. These risks include the possibilities that:

     o we may experience unanticipated or otherwise negative research and development results;

     o existing or proposed products may be found to be ineffective or unsafe, or may otherwise fail to receive required regulatory clearances or approvals;

     o we may find that existing or proposed products, while effective, are uneconomical to commercialize or market;

     o we may be unable to produce sufficient product inventories to meet customer demand;

     o    existing or proposed products do not achieve broad market acceptance;
          or

     o proprietary rights held by third parties preclude us from developing or marketing existing or proposed products.

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

WE MAY CONTINUE TO EXPERIENCE PRODUCT BACKLOGS

At the end of 2002, we had approximately $1.3 million in backlog of swab orders, which continued at reduced levels until the end of March 2003. While we are now working to build up our swab product inventory in order to prevent a similar backlog from occurring in the 2003-2004 cold season, we cannot be certain that our efforts, even if executed properly, will be sufficient to prevent a backlog of these products from repeating itself in the 2003-2004 cold season or that other product backlogs will not occur in the future. Any such future backlogs will potentially result in higher production costs, higher freight costs to expedite shipment of raw materials and finished goods, fines from certain retailers, cancelled orders and lost opportunity costs. These in turn could materially affect our results of operations and financial condition.

OUR PRICING DISPUTE WITH IST COULD HARM OUR SWAB PRODUCT SALES

Our current pricing with our swab product supplier, IST, is fixed by contract until the end of fiscal 2003, at or before which time we will be required to review and negotiate new pricing terms. In March 2003, IST advised us of an increase in pricing for the balance of 2003. We advised IST of our opposition to this pricing increase on the basis that it was not permitted by our contract, and subsequently initiated legal proceedings to both protect our position under the contract and seek damages caused by IST's deficient performance under the contract. In order to ensure a continued supply of swab products from IST we have elected to pay the disputed price increase under protest pending resolution of this dispute. Any suspension or termination of swab production by IST would have a material adverse effect on our product sales and, accordingly, our results of operations and financial condition. Additionally, a failure to secure a contract supply agreement beyond 2003 would affect our ability to market the swab products and negatively impact our results of operations and financial condition.

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

Our certificate of incorporation permits our board of directors, in its sole discretion, to issue up to 2,000,000 shares of authorized but unissued preferred stock. These shares may be issued by our board without further action by our shareholders, and may include any of the following rights (among others) as our board may determine, which rights may be superior to the rights of our outstanding common stock:

     o voting rights, including the right to vote as a class on particular matters;

     o    preferences as to dividends and liquidation rights;

     o    conversion rights;

     o    anti-dilution protections; and

     o    redemption rights.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank-California, which is described in the notes to our consolidated financial statements contained in this quarterly report. At no time during the first quarter of fiscal 2003 did we have any outstanding balance against this line of credit. During fiscal 2002, the average outstanding balance on our prior line of credit on a daily basis was approximately $100,000. Assuming future borrowings in line with our average borrowings in 2002, a hypothetical interest rate change of 1% would increase our interest expense approximately $1,000 per year from the expense levels that we experienced in

2002. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

     As of each of March 31, 2003 and December 31, 2002, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We presently hold approximately $8.0 million in short-term U.S. treasury securities which are not subject to material risk. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the first quarter of fiscal 2003 or in any of 2002) or commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of filing of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and required to be included in our periodic SEC filings. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions taken with regard to significant deficiencies or material weaknesses in our controls.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In April 2003, the Company commenced legal proceedings against IST and its parent company in connection with the Company's swab product manufacturing contract with IST. The arbitration proceeding is being conducted in Phoenix, Arizona before the American Arbitration Association. In its demand for arbitration, the Company has claimed that, among other things, IST materially breached the manufacturing contract by repeatedly and consistently failing to meet minimum swab production levels since the contract's inception in 2002 and by attempting in March 2003 to unilaterally increase the contract's pricing terms. The Company is claiming $20 million in compensatory damages plus punitive damages, and is seeking an order of specific performance requiring IST to satisfy its production obligations under the remaining term of the contract (which runs until the end of fiscal 2003) at the pricing levels stated in the contract. On April 21, 2003, the Superior Court of the State of Arizona denied the Company's request for a temporary restraining order to compel continued production by IST of swab products under the contract, as described in the Company's Report on Form 8-K filed April 15, 2003, which has the effect of deferring resolution of the Company's claims to the arbitration proceedings. In IST's response to the Company's demand for arbitration, IST has counterclaimed against the Company alleging negligent misrepresentation and breach of good faith and fair dealing. The Company believes that IST's counterclaims are without merit and intends to vigorously defend against them in the arbitration proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our 2003 annual meeting of stockholders held on April 30, 2003, our stockholders elected Edward E. Faber and L. White Matthews, III to our Board of Directors for terms of three years each. Of the 9,432,051 shares entitled to vote in such election, the votes cast were as follows:

          Director                     Votes For      Votes Withheld
          --------                     ---------      --------------
          Edward E. Faber              9,036,391          29,025
          L. White Matthews, III       9,037,191          28,225

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

          Exhibit No.    Title
          -----------    -----

             3.01 Articles of Incorporation and Amendments thereto of the registrant(1)

             3.02        Bylaws of the registrant (1)

             4.01 Rights Agreement dated as of July 22, 2002 by and between the registrant and Corporate Stock Transfer, Inc. (2)

             99.1*       Certification pursuant to 18 U.S.C. Section 1350.

             99.2*       Certification pursuant to 18 U.S.C. Section 1350.

     ----------
     * Filed with this Form 10-Q.

     (1) Incorporated by reference to the registrant's Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

     (2) Incorporated by reference to the registrant's registration statement on Form 8-A, filed July 23, 2002, file number 000-27646.

     B.   REPORTS ON FORM 8-K

     The registrant did not file any reports on Form 8-K during the first quarter of fiscal 2003.

     On April 15, 2003, the registrant filed a report on Form 8-K announcing the commencement of arbitration proceedings against IST.

     On April 30, 2003, the registrant filed a report on Form 8-K announcing its preliminary earnings results for the first quarter of fiscal 2003.

     On May 1, 2003, the registrant filed a report on Form 8-K announcing the election of two directors at the registrant's 2003 annual meeting of shareholders and the introduction at such annual meeting of three new Zicam products.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Matrixx Initiatives, Inc.


                                        /s/ Carl J. Johnson
                                        ----------------------------------------
                                        Carl Johnson
                                        President and
                                        Chief Executive Officer


                                        /s/ William J. Hemelt
                                        ----------------------------------------
                                        William J. Hemelt
                                        Executive Vice President, Chief
                                        Financial Officer, Treasurer and
                                        Secretary

                                        May 15, 2003

                                  CERTIFICATION

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

     Date: May 15, 2003

                                        /s/ Carl J. Johnson
                                        ----------------------------------------
                                        Carl J. Johnson
                                        President and Chief Executive Officer

                                  CERTIFICATION

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

     Date: May 15, 2003

                                        /s/ William J. Hemelt
                                        ----------------------------------------
                                        William J. Hemelt
                                        Executive Vice President, Chief
                                        Financial Officer, Treasurer & Secretary