Form 10-Q
period 2003-06-30
MATRIXX INITIATIVES INC
filed 2003-08-14
CIK 1006195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2003

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

(602) 387-5353
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐   NO ☑

There were 9,446,751 shares of the registrant’s common stock, $.001 par value, outstanding as of August 10, 2003.

MATRIXX INITIATIVES, INC.
FORM 10-Q
INDEX

Unless otherwise indicated in this quarterly report, “Matrixx,” “us,” “we,” “our”, “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2003	December 31, 2002

Current Assets:
Cash and cash equivalents	$8,755,174	$12,010,091
Accounts receivable:
Trade, net allowance for doubtful accounts of $670,777 and $647,280	865,865	7,037,596
Inventories	3,216,332	1,573,034
Prepaid expenses and other	697,233	523,829
Deferred tax asset	1,376,851	1,073,765

Total Current Assets	14,911,455	22,218,315

Property and Equipment, at cost:
Office furniture and equipment	640,073	588,395
Leasehold improvements	37,202	39,314

	677,275	627,709
Less accumulated depreciation	(165,692)	(89,795)

Net Property and Equipment	511,583	537,914

Other Assets:
Deposits	127,697	37,697
Debt issuance costs, net of accumulated amortization of $35,000 and $20,417	—	14,583
Deferred tax asset	8,280,589	8,284,720
Patents, net of accumulated amortization of $105,240 and $71,700	1,018,360	1,051,900
Goodwill	15,039,836	15,039,836

Total Other Assets	24,466,482	24,428,736

Total Assets	$39,889,520	$47,184,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2003	December 31, 2002

Current Liabilities:
Accounts payable and accrued expenses	$1,668,021	$5,771,407
Sales returns and allowances	954,876	1,004,713
Current portion of long-term debt	2,676,715	5,253,643

Total Current Liabilities	5,299,612	12,029,763

Long-Term Debt, net of current portion above:
Financial institutions and other	2,676,715	5,253,643
Less current portion above	(2,676,715)	(5,253,643)

Total Long-Term Debt	—	—

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,446,751 and 9,441,451 shares issued and outstanding	9,447	9,442
Additional paid in capital	41,563,317	41,524,921
Accumulated deficit	(6,766,950)	(6,317,305)

	34,805,814	35,217,058
Less common stock held in treasury, at cost (32,400 and 9,600 shares)	(215,906)	(61,856)

Total Stockholders’ Equity	34,589,908	35,155,202

Total Liabilities and Stockholders’ Equity	$39,889,520	$47,184,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,

	2003	2002

Net sales	$2,994,419	$1,825,696
Cost of sales	1,145,584	524,887

Gross Profit	1,848,835	1,300,809
Operating expenses	2,171,909	2,218,134
Research and development	596,055	95,698

Income (Loss) From Operations	(919,129)	(1,013,023)

Other Income (Expense):
Interest and other income	58,379	310,635
Interest and other expense	(87,359)	(169,006)

Total Other Income (Expense)	(28,980)	141,629

Income (Loss) Before Provision (Benefit) For Income Taxes	(948,109)	(871,394)
Provision (benefit) for income taxes	(381,110)	—

Net Income (Loss)	$(566,999)	$(871,394)

Net Income (Loss) Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,420,478	9,422,659
Net Income (Loss) Per Share of Common Stock	$(0.06)	$(0.09)
Diluted:
Weighted Average Number of Common Shares Outstanding	9,420,478	9,422,659
Net Income (Loss) Per Share of Common Stock	$(0.06)	$(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended June 30,

	2003	2002

Net sales	$11,896,094	$6,893,207
Cost of sales	3,794,629	1,772,123

Gross Profit	8,101,465	5,121,084
Operating expenses	7,864,440	5,099,183
Research and development	906,817	122,243

Income (Loss) From Operations	(669,792)	(100,342)

Other Income (Expense):
Interest and other income	95,338	424,328
Interest and other expense	(173,194)	(351,218)

Total Other Income (Expense)	(77,856)	73,110

Income (Loss) Before Provision (Benefit) For Income Taxes	(747,648)	(27,232)
Provision (benefit) for income taxes	(298,003)	(84,702)

Net Income (Loss)	$(449,645)	$57,470

Net Income (Loss) Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,424,913	9,422,672
Net Income (Loss) Per Share of Common Stock	$(0.05)	$0.01
Diluted:
Weighted Average Number of Common Shares Outstanding	9,424,913	9,435,173
Net Income (Loss) Per Share of Common Stock	$(0.05)	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,

	2003	2002

Cash Flows From Operating Activities:
Net income (loss)	$(449,645)	$57,470
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	75,897	14,718
Amortization	33,540	33,540
Amortization of imputed interest on notes payable	173,072	335,281
Amortization of debt issuance costs	14,583	—
Deferred income taxes	(298,955)	—
Loss on disposal of property and equipment	—	20,104
Other	2,401	929
Changes in assets and liabilities:
Restricted cash	—	1,503,150
Accounts receivable	6,171,731	3,714,379
Interest receivable	—	(16,370)
Inventories	(1,643,298)	398,844
Prepaid expenses and other	(173,404)	101,432
Accounts payable and accrued expenses	(4,304,762)	(5,965,537)
Sales returns and allowances	(49,837)	(865,295)

Net Cash (Used) By Operating Activities	(448,677)	(667,355)

Cash Flows From Investing Activities:
Maturity of marketable securities	—	10,656,380
Capital expenditures	(49,566)	(388,703)
Deposits and other	(90,000)	(256,024)

Net Cash Provided (Used) By Investing Activities	(139,566)	10,011,653

Cash Flows From Financing Activities:
Purchase of treasury stock	(154,050)	(9,420)
Debt issuance costs	—	(32,083)
Principal payments on notes payable	(2,548,624)	(3,367,813)
Issuance of common stock	36,000	—

Net Cash (Used) By Financing Activities	(2,666,674)	(3,409,316)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,254,917)	5,934,982
Cash and Cash Equivalents at Beginning of Period	12,010,091	7,342,985

Cash and Cash Equivalents at End of Period	$8,755,174	$13,277,967

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$201,498	$412,371
Income taxes	950	—

The accompanying notes are an integral part of these condensed financial statements

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	The accompanying financial information of Matrixx Initiatives, Inc. is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2003 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2003. It is recommended that this financial information be read with the complete financial statements included in Matrixx’s Annual Report on Form 10-K for the year ended December 31, 2002 previously filed with the Securities and Exchange Commission.

2.	As of December 31, 1997, Matrixx adopted Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2003 and 2002. Options, warrants and other incremental shares to purchase 511,300 and 428,000 shares of common stock for the six months ended June 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. Options, warrants and other incremental shares to purchase 511,300 and 563,000 shares of common stock for the three months ended June 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$(566,999)	$(871,394)	$(449,645)	$57,470

Weighted average common shares outstanding:
Basic	9,420,478	9,422,659	9,424,913	9,422,672
Dilutive securities	—	—	—	12,501

Diluted	9,420,478	9,422,659	9,424,913	9,435,173

Net income (loss) per common share:
Basic	$(.06)	$(.09)	$(.05)	$.01
Diluted	$(.06)	$(.09)	$(.05)	$.01

3.	Inventories consisted of the following at June 30, 2003:

Raw materials and packaging	$920,830
Finished goods	2,436,725
Less reserve for obsolescence	(141,223)

Total	$3,216,332

4.	Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and earnings per share would be reduced to the following pro forma amounts:

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss) applicable to common shareholders, as reported	$(566,999)	$(871,394)	$(449,645)	$57,470
Less stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	84,906	148,589	242,921	262,188

Pro forma net income (loss)	$(651,905)	$(1,019,983)	$(692,566)	$(204,718)

Net income (loss) per share of common stock:
Basic:
As reported	$(.06)	$(.09)	$(.05)	$.01
Pro forma	$(.07)	$(.11)	$(.07)	$(.02)
Diluted:
As reported	$(.06)	$(.09)	$(.05)	$.01
Pro forma	$(.07)	$(.11)	$(.07)	$(.02)

5.	Recent Developments

On April 4, 2003, the Company commenced legal proceedings against Zila Swab Technologies, Inc. (doing business as Innovative Swab Technologies) (“IST”), the contract manufacturer of the dry handle swab applicator for Zicam® Cold Remedy Swab products, and its parent, Zila, Inc. In its demand for arbitration, the Company claimed that, among other things, IST materially breached the manufacturing contract by repeatedly and consistently failing to meet minimum swab production levels since the contract’s inception in 2002 and by attempting in March 2003 to unilaterally increase the contract’s pricing terms. The parties to the dispute have agreed to settle all claims. The settlement agreement, among other things, extends the existing manufacturing contract through the end of March 2004, requires IST to continue to provide swab products to the Company at current levels and requires the Company to pay IST’s increased pricing terms. The Company believes the settlement agreement will help facilitate an orderly transition to a new swab product produced by a different contract manufacturer, allowing the Company to provide appropriate levels of service to its retail customers until the transition is complete. As a result of the settlement, the Company’s financial results for the quarter ended June 30, 2003 reflect the higher prices for swab products demanded by IST since March 2003 and the expensing of certain items that the Company had previously anticipated recovering from IST through the arbitration process.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In August 2003, the Company announced plans to introduce in January 2004, a new, improved swab design for Zicam Cold Remedy Swabs and Zicam Kids Size Cold Remedy Swabs. The new swabs were designed by DEKA Research & Development, a leading innovator in the design of advanced medical products and technologies.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Through our 100%-owned subsidiary, Zicam LLC, we are engaged in the development, production and sale of over-the-counter pharmaceutical products. In 2002, we introduced five new Zicam nasal gel products, improved package graphics for our entire Zicam product line and engaged a new sales team to represent our products to retailers. At our annual meeting of shareholders held on April 30, 2003, we introduced three new Zicam Cold Remedy products - Oral Mist, Chewables and RapidMelts – that we intend to ship to retailers in the third quarter of 2003.

     We expect earnings in future periods will be significantly affected by the level of sales, and the timing and amount of our advertising and research and development expenses. Our expected growth in sales will depend on our success in securing additional retail distribution of our products, and in particular additional distribution of the five products that were introduced in 2002 and the three new products that we plan to introduce in late 2003. In addition, sales in future periods will be affected by expanding consumer awareness and acceptance of our entire Zicam brand of products. Expenditures for advertising and research and development will vary by quarter throughout the year and could be significantly different from amounts in the same periods in prior years. We expect advertising expenses to be heaviest in our first and fourth fiscal quarters.

Results of Operations for the Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

     Certain information is set forth below for our Zicam operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,

	2003		2002

Net sales	$2,994,419	100%	$1,825,696	100%
Cost of sales	1,145,584	38	524,887	29

Gross profit	1,848,835	62	1,300,809	71
Operating expenses	2,171,909	73	2,218,134	121
Research and development	596,055	20	95,698	5

Income from operations	(919,129)	(31)	(1,013,023)	(55)
Interest and other income	58,379	2	310,635	17
Interest expense	87,359	3	169,006	9

Income before income taxes	(948,109)	(32)	(871,394)	(47)
Provision (benefit) for income taxes	(381,110)	(13)	—	—

Net Income (Loss)	$(566,999)	(19)%	$(871,394)	(47)%

     Net sales. Net Zicam sales for the three months ended June 30, 2003 increased to approximately $3.0 million, or approximately 64% above net sales in the second quarter of the prior year. Most of the increase in net sales was attributable to sales of the five new products that we introduced in late 2002, in particular, sales of Zicam Cold Remedy Swabs – Adult Size and Zicam Extreme Congestion Relief. Offsetting the increase was approximately $100,000 in fines incurred in previous periods from retailers that were expensed in the second quarter of 2003 due to the settlement of our contract dispute with IST in August 2003. (For further information on the dispute and settlement with IST, see Note 5 to the Notes to Consolidated Financial Statements included in this Form 10-Q.)

     Demand for our products is highly seasonal which results in significant fluctuations in our quarterly sales throughout the year. Generally, sales in the second quarter are substantially less than sales in other quarters of the year. We expect increases in sales in future periods from continued growth, albeit at a lower rate than in past periods, for our Zicam Cold Remedy – pump and Zicam Allergy Relief products, and increased distribution and sales of the five products we introduced in 2002 and the three new products that we plan to begin shipping in the third quarter of 2003.

     Prior to April 1, 2003, we experienced a backorder for Zicam Cold Remedy Swabs – Adult Size and Kid’s Size due to the inability of our contract manufacturer, IST, to meet production obligations under our manufacturing contract. With the end of the 2002-2003 cold season, the backorder situation has been eliminated. We have attempted to build inventory as much as possible during the past three months and will continue to do so prior to the start of the 2003-2004 cold season in order to meet expected demand for the swab products. We cannot be certain that IST will be able to produce the amount of inventory that we are seeking to acquire, particularly for Zicam Cold Remedy Swabs – Kid’s Size. Even if we are able to acquire this inventory, it is possible that another backlog could occur in the next cold season as a result of higher product demand.

     In August 2003, we announced plans to introduce in January 2004, a new, improved swab design for Zicam Cold Remedy Swabs and Zicam Kids Size Cold Remedy Swabs. The new swabs were designed by DEKA Research & Development, a leading innovator in the design of advanced medical products and technologies. The new swab is designed to appeal even more to customers, while allowing us to maintain our gross margins for our swab products and to avoid the supply issues we faced during 2002 and 2003. We cannot provide assurance that the new swab will gain the acceptance by consumers achieved with our current swab or that supplies of the new swab will be adequate, but we believe, based on initial testing, that consumers will enthusiastically accept the new swabs and that it will provide a meaningful solution to our swab backlog problems.

     At our annual meeting of shareholders held in April 2003, we indicated that we expected our net sales for 2003 would be at least 30% greater than net sales for 2002 of $23.5 million.

     Cost of sales. Our cost of sales increased to approximately $1,145,584, or 118% above the second quarter of 2002 cost of sales of approximately $525,000. Approximately half of the increase was due to the higher sales volume and the remaining half was due to the mix of products sold, including the higher cost of the swabs that we agreed to in our settlement with IST. Our swab products cost more per unit than our other products. Consequently, the increasing percentage of sales from swab products has resulted in a higher total unit cost. We expect that the unit cost of goods sold will continue to be affected by the relative mix of products sold. We announced in August 2003 the planned introduction in January 2004 of a new swab which we expect will result in a decrease in the unit cost of our swab products.

     Gross profit. Gross profit for the second quarter of 2003 increased to approximately $1.8 million, or 42% greater than the second quarter of 2002, due to the substantial increase in units sold. However, the gross margin on products sold declined from 71% to 62% for the periods due to the higher per unit cost of the swab products sold in 2003.

     Operating expenses. Operating expenses for the second quarter of 2003 decreased approximately $46,000, or 2%, from our operating expenses in the second quarter of 2002. A decrease in advertising expenses between the two periods of approximately $243,000 ($472,000 in 2003 versus $715,000 in 2002) offset increases in non-advertising marketing expenses ($157,000), insurance expense ($72,000) and sales commissions ($71,000). We expect that operating expenses in future periods will vary largely in relation to the level of our advertising expenditures.

     Research and development. Research and development expenses increased substantially from approximately $96,000 in the second quarter of 2002 to approximately $596,000 in the second quarter of 2003. The increase reflects our previously announced commitment to expand our research and development efforts in 2003 to an amount equal to approximately 6% of annual net sales in order to establish a continuous pipeline of new product offerings in future periods. The amount spent in the second quarter of 2003 includes work on the three products to be introduced in the third quarter of 2003, as well as work on products that are projected to be introduced in subsequent years.

     Interest and other income. Interest and other income for the second quarter of 2003 decreased to $58,000, approximately 19% of the amount recorded in the second quarter of 2002. The decrease is largely due to a decrease of approximately $206,000 in royalty income between the two periods. The royalty income in both periods is attributable to a dental gum product sold by the Wm. Wrigley Company (“Wrigley”) that is subject to a royalty agreement between Wrigley and us. The higher royalty amount received in the 2002 period reflects higher level of shipments during the product’s introductory period. Interest income also declined between the two periods due to a lower invested cash position and a decline in investment interest rates.

     Interest expense. Interest expense for the second quarter of 2003 decreased to approximately $87,000, nearly 52% below the level of the second quarter of 2002. Interest expense for both periods is related to the imputed interest associated with the note issued by us to Zensano, Inc. in connection with our acquisition of Zensano’s 40% interest in Zicam, LLC (then Gel Tech, L.L.C.) in December 2001. The decrease in interest related to the note is due to our repayment of one-half of the note in 2002. The third required installment under the note was paid on June 30, 2003 and the final payment of $2.75 million is due on November 30, 2003.

     Net loss before income tax. The net loss before income taxes for the second quarter of 2003 increased approximately $77,000, or 9%, from the second quarter of 2002 due to an increase in research and development expenses which was offset in part by higher net sales. We expect earnings in future periods will continue to be significantly impacted by the seasonality of our sales, revenues and expenses associated with new products and the timing and amount of advertising and research and development expenses.

     Provision for income tax expense. In 2003, we recorded a provision for income tax expense based on an estimate of our effective income tax rate for the full year. This reflects the determination that we made at the end of fiscal 2002, that we would more likely than not, be able to realize the benefit of tax losses accumulated in prior years to offset taxable income in 2003 and future years. In the second quarter of 2002, we were not able to make a similar determination, and consequently, reflected a full valuation allowance on the deferred tax assets.

     Net income (loss). At the Annual Meeting of Shareholders in April 2003, we announced that we expect net income for 2003 will increase at least 30% above the level achieved in 2002, after adjusting for the one-time deferred tax asset that was recorded in late 2002.

Results of Operations for the Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

     Certain information is set forth below for our Zicam operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Six Months Ended June 30,

	2003		2002

Net sales	$11,896,094	100%	$6,893,207	100%
Cost of sales	3,794,629	32	1,772,123	26

Gross profit	8,101,465	68	5,121,084	74
Operating expenses	7,864,440	66	5,099,183	74
Research and development	906,817	8	122,243	1

Income from operations	(669,792)	(6)	(100,342)	(1)
Interest and other income	95,338	1	424,328	6
Interest expense	173,194	1	351,218	5

Income (loss) before income taxes	(747,648)	(6)	(27,232)	(–)
Provision (benefit) for income tax	(298,003)	(2)	(84,702)	(1)

Net Income (Loss)	$(449,645)	(4)%	$57,470	1%

     Net sales. Net Zicam sales for the six months ended June 30, 2003 increased to approximately $11.9 million, or almost 73% above net sales in the first half of 2002. Virtually all of the increase in net sales was attributable to sales of the five new products that we introduced in late 2002, in particular, sales of Zicam Cold Remedy Swabs – Adult Size and Zicam Extreme Congestion Relief, and in the first quarter of 2003, to increased advertising compared to the first quarter of 2002.

     Demand for our products is highly seasonal which results in significant fluctuations in our quarterly sales throughout the year. We expect increase in sales in future periods from continues growth, albeit at a lower rate than in past periods, for our Zicam Cold Remedy-pump and Zicam Allergy Relief products, and increased sales of the five products we introduced in 2002, as well as the three new products that we plan to begin shipping in the third quarter of 2003.

     Prior to April 1, 2003, we experienced a backorder for Zicam Cold Remedy Swabs – Adult Size and Kid’s Size due to the inability of our contract manufacturer, IST, to meet production obligations under our manufacturing contract. With the end of the 2002-2003 cold season, the backorder situation has been eliminated. We have attempted to build inventory as much as possible during the past three months and will continue to do so prior to the start of the 2003-2004 cold season in order to meet expected demand for the swab products. We cannot be certain that IST will be able to produce the amount of inventory that we are seeking to acquire, particularly for Zicam Cold Remedy Swabs – Kid’s Size. Even if we are able to acquire this inventory, it is possible that another backlog could occur in the next cold season as a result of higher product demand.

     In August 2003, we announced plans to introduce in January 2004, a new, improved swab design for Zicam Cold Remedy Swabs and Zicam Kids Size Cold Remedy Swabs. The new swabs were designed by DEKA Research & Development, a leading innovator in the design of advanced medical products and technologies. The new swab is designed to appeal even more to customers, while allowing us to maintain our gross margins for our swab products and to avoid the supply issues we faced during 2002 and 2003. We cannot provide assurance that the new swab will gain the acceptance by consumers achieved with our current swab or that supplies of the new swab will be adequate, but we believe, based on initial testing, that consumers will enthusiastically accept the new swabs and that it will provide a meaningful solution to our swab backlog problems.

     Cost of sales. Our cost of sales in the first six months of 2003 increased to approximately $3.8 million, or 114% greater than the approximately $1.8 million cost of sales in the first six months of 2002. Approximately 70% of the increase was due to the higher sales volume and the remaining 30% was due to the mix of products sold, including the higher cost of the swabs that we agreed to in our settlement with IST. Our swab products cost more per unit than our other products. Consequently, the increasing percentage of sales from swab products has resulted in a higher total unit cost. We expect that the unit cost of goods sold will continue to be affected by the relative mix of products sold. We announced in August 2003 the planned introduction in January 2004 of a new swab which we expect will result in a decrease in the unit cost of our swab products.

     Gross profit. Gross profit for the first half of 2003 increased to approximately $8.1 million, or 58% greater than the first half of 2002, due to the substantial increase in units sold. However, the gross margin on products sold declined from 74% to 68% for the periods due to the higher per unit cost of the swab products sold in 2003.

     Operating expenses. Operating expenses for the first half of 2003 increased to $7.9 million, more than 54% above our operating expenses for the first half of 2002. The increase was primarily due to an increase in advertising expenses of $2.5 million during the first half of 2003 ($4.2 million in 2003 versus $1.7 million in 2002). Also contributing to the increase in operating expenses was an increase in sales commission expense of approximately $348,000 due to higher sales, increases in other marketing expenses of $191,000 and higher insurance expense of $126,000. Offsetting these increases to an extent was the absence of a royalty payment charge of approximately $296,000 which we incurred in the first quarter of 2002. We expect that operating expenses in future periods will vary largely in connection with the level of our advertising expenditures.

     Research and development. Research and development expenses increased more than 641% from approximately $122,000 in the first half of 2002 to approximately $906,000 in the first half of 2003. The increase reflects our previously announced commitment to expand our research and development efforts in 2003 to an amount equal to approximately 6% of annual net sales in order to establish a continued pipeline of new product offerings in future periods.

     Interest and other income. Interest and other income for the first half of 2003 decreased to $95,000, or approximately $329,000 (or 78%) below the level recorded in the first half of 2002. The decrease is largely due to a decrease of approximately $206,000 in royalty income between the two periods. The royalty income in both periods is attributable to a dental gum product sold by Wrigley that is subject to a royalty agreement between Wrigley and us. The higher royalty amount received in the 2002 period reflects higher level of shipments during the product’s introductory period. Interest income also declined between the two periods due to a lower invested cash position and a decline in investment interest rates.

     Interest expense. Interest expense for the first half of 2003 decreased to approximately $173,000, or 49% below the level of the first half of 2002. Interest expense for both periods is primarily related to the imputed interest associated with the note issued by us to Zensano, Inc. in connection with our acquisition of Zensano’s 40% interest in Zicam, LLC (then Gel Tech, L.L.C.) in December 2001. The interest related to the note decreased due to our repayment of one-half of the note in 2002. The third required installment under the note was paid on June 30, 2003 and the final payment of $2.75 million is due on November 30, 2003.

     Loss before income tax. The net loss before income taxes increased from $27,000 in the first half of 2002 to $748,000 in the first half of 2003. The higher level of advertising expenditures in the first quarter of 2003 and the higher level of research and development expenses in the first half of 2003 offset the benefit of the higher net sales realized in the first half of 2003. We expect that earnings in future periods will continue to be significantly impacted by the seasonality of our sales, revenues and expenses associated with new products and the timing and amount of advertising and research and development expenses.

     Provision for income tax expense. In 2003, we recorded a provision for income tax expense based on an estimate of our effective income tax rate for the full year. This reflects the determination that we made at the end of fiscal 2002 that we would more likely than not be able to realize the benefit of tax losses accumulated in prior years to offset taxable income in 2003 and future years. In 2002, we were not able to make a similar determination and consequently reflected a full valuation allowance on the deferred tax assets. The reduction in income tax expense recorded in the first half of 2002 reflects a refund of a tax payment made in connection with the sale of our gum assets in late 2001.

Liquidity and Capital Resources

     Our working capital decreased from approximately $10.2 million at December 31, 2002 to approximately $9.6 million at June 30, 2003. During the six-month period ended June 30, 2003, we experienced a decrease in cash from operating activities of approximately $449,000. The decrease in cash from operations was due primarily to a net loss of $450,000, decreases in accounts payable of approximately $4.3 million and an increase in inventory of approximately $1.6 million. These cash decreases were offset in part by a decrease in accounts receivable of $6.2 million.

     Investing activities used approximately $140,000 of cash for deposits and capital expenditures while $2.7 million was used for financing activities to pay the third installment due on the note to Zensano ($2.75 million, including imputed interest) and an additional $154,000 of cash was used to repurchase our common stock in the open market between January and June 2003.

     We recently renewed our $2.5 million credit facility with Comerica Bank for two years through July 2005. The interest rate on borrowings under the renewed facility has decreased from Prime plus 1.5% (under the prior credit facility) to Prime plus 0.75%. Additionally, unlike the prior facility, borrowings under the new facility will not be limited to specified percentages of accounts receivable and inventory. Due to our current cash position, we do not expect to borrow under the credit facility in the immediate future.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Accounting for customer returns and allowances. We recognize revenues on the sale of our products when they are shipped from our warehouse facility, and at that time record a provision for estimated product returns. The estimate for product returns is based on our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects the liability associated with product returns. To date, our sales returns experience has been consistent with our estimate for returns, except for returns of outdated products arising from excessive production during the introduction of Zicam Cold Remedy in the 1999-2000 cold season. Currently, we are recording a provision of 3% of gross sales for our original Zicam Cold Remedy and Zicam Allergy Relief products for potential returns and allowances. In establishing the appropriate reserve level for the five new Zicam products introduced in the third quarter of 2002, we reviewed the similarities and differences of the five products relative to our original Zicam Cold Remedy and Zicam Allergy Relief products for which we now have almost three years of product return experience. Based on that review, effective July 1, 2003 we are now recording a 3% provision of gross sales for these products. We will review the return provision regularly and adjust these reserve amounts as actual product return experience continues to develop. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected. In addition, we expect that a higher sales returns allowance will be recorded in the future for any other new products that we introduce, including the three new products that we intend to introduce in the third quarter of 2003, until such products achieve market acceptance.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Forward-Looking Statements

     This Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project” and “predict”, or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:

•	our expectation of shipping to retailers our three new Zicam products in the third quarter of 2003 and our new, improved swab product in January 2004;

•	our expectation that consumers will enthusiastically accept our new swab product and that it will provide a meaningful solution to the backlog problem;

•	our expectation regarding increases in sales in future periods of our current and new Zicam products;

•	our belief that sales, expense levels and earnings in future periods will be primarily affected by timing and amounts of advertising, research and development expenses, costs of introduction of new products, our success in securing additional retail distribution, expanding consumer awareness and acceptance of our entire Zicam brand of products;

•	our plan to build our swab product inventory to meet product demand in the forthcoming 2003-2004 cold season;

•	our expectation regarding the seasonality of our quarterly sales, with the second quarter generally being the weakest and our expectation that future earnings will be impacted by the seasonality and timing of certain expenditures;

•	our expectation regarding the growth rates for future sales of products;

•	our expectation that expenditures for advertising and research and development will vary by quarter throughout the year, with advertising expenses being heaviest in the first and fourth fiscal quarters and our expectation that future operating expenses will vary largely in relation to the level of advertising expenditures;

•	our expectation that the cost of goods sold will continue to be affected by the relative mix of products sold and the planned introduction of a new swab product will result in a decrease in the unit cost of our swab products;

•	our previously announced commitment to expand our research and development efforts in 2003 to an amount equal to approximately 6% of annual net sales;

•	our expectation that our net sales for 2003 would be at least 30% greater than net sales for 2002;

•	our expectation that net income for 2003 will increase at least 30% above the level achieved in 2002, after adjusting for the one-time recording of a deferred tax asset in 2002;

•	our belief that the settlement with IST will help facilitate an orderly transition to our new swab design, allowing us to provide appropriate levels of service to our retail customers until the transition is complete;

•	our expectation that we will not borrow under our credit facility with Comerica Bank in the immediate future;

•	our expectation of continuing profitability in future years;

•	our intention to continue outsourcing all of our product manufacturing and packaging for the foreseeable future;

•	our intention to evaluate our deferred tax valuation allowance regularly and adjust the amount to reflect our expectation of our ability to realize the tax benefit arising from our tax loss carry-forward on a quarterly basis;

•	our belief that our current capital resources and credit line are sufficient to fund the Company for the next 12 months; and

•	our belief that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

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

     Statements in this Form 10-Q, including those set forth in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and under the subheading below entitled “Risk Factors”, describe factors that could contribute to or cause actual results to differ materially from our expectations. Other such factors include (i) less than anticipated demand for our current and future products or a weak cold season, (ii) lack of market acceptance for or uncertainties concerning the efficacy of our current and future products, including our new swab, (iii) difficulties in increasing production or maintaining sufficient inventories to meet unexpectedly high demand in the short term, including our inability to resolve product backlog and product pricing issues and difficulties in establishing adequate manufacturing arrangements for our new swab products, (iv) financial difficulties encountered by one or more of our principal customers, (v) difficulties in obtaining additional capital for marketing, research and development, and other expenses, (vi) oversupply of product inventory to retailers resulting in unsold product returns, and (vii) material litigation involving patent and contractual claims, product liabilities or consumer issues.

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

Unanticipated problems associated with product development and commercialization could adversely affect our operating results

Our successful development of existing and new products is subject to the risks of failure and delay inherent in the development and commercialization of products based on innovative technologies. These risks include the possibilities that:

•	we may experience unanticipated or otherwise negative research and development results;

•	existing or proposed products may be found to be ineffective or unsafe, or may otherwise fail to receive required regulatory clearances or approvals;

•	we may find that existing or proposed products, while effective, are uneconomical to commercialize or market;

•	we may be unable to produce sufficient product inventories to meet customer demand or may encounter other manufacturing difficulties involving our new products and our new swabs;

•	existing or proposed products do not achieve broad market acceptance; or

•	proprietary rights held by third parties preclude us from developing or marketing existing or proposed products.

Our inability to develop and commercialize our existing products or any new products on a timely basis and within our financial budgets could have a material adverse effect on our operating results and future prospects.

Our inability to provide scientific proof for product claims may adversely affect our sales

The marketing of our Zicam products involves claims that these products assist in reducing the duration and severity of the common cold (in the case of Zicam Cold Remedy and the related Zicam swab products) and controlling allergy symptoms (in the case of Zicam Allergy Relief). Under the Federal Food and Drug Administration (“FDA”) and Federal Trade Commission (“FTC) rules, we are required to obtain scientific data to support any health claims we make concerning our products. Although we have neither provided nor been requested to provide any scientific data to the FDA in support of claims regarding our Zicam products, we have obtained necessary scientific data to support our products. We cannot be certain, however, that the scientific data we have obtained in support of our claims will be deemed acceptable to the FDA or FTC, should either agency request any such data in the future. If the FDA or the FTC requests any supporting information, and we are unable to provide support that is acceptable to the FDA or the FTC, either agency could force us to stop making the claims in question or restrict us from selling the affected products.

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

If we are unable to protect our intellectual property or if we infringe the intellectual property of others, our financial condition and future prospects could be materially harmed

We rely significantly on the protections afforded by patent and trademark registrations that we routinely seek from the U.S. Patent and Trademark Office (“USPTO”) and from similar agencies in foreign countries. We cannot be certain that any patent or trademark application that we file will be approved by the USPTO or other foreign agencies. In addition, we cannot be certain that we will be able to successfully defend any trademark, trade name or patent that we hold against claims from, or use by, competitors or other third parties. No consistent policy has emerged from the USPTO or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology and similar patents. Our future success will depend on our ability to prevent others from infringing on our proprietary rights, as well as our ability to operate without infringing upon the proprietary rights of others. We may be required at times to take legal action to protect our proprietary rights and, despite our best efforts, we may be sued for infringing on the patent rights of others. Patent litigation is costly and, even if we prevail, the cost of such litigation could adversely affect our financial condition. If we do not prevail, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. We cannot be certain that any required license would be available to us on acceptable terms, or at all. If we fail to obtain a license, our business might be materially adversely affected. In addition to seeking patent protection, we rely upon a combination of non-disclosure agreements, other contractual restrictions and trade secrecy laws to protect proprietary information. There can be no assurance that these steps will be adequate to prevent misappropriation of our proprietary information or that our competitors will not independently develop technology or trade secrets that compete with our proprietary information.

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

(among others) as our board may determine, which rights may be superior to the rights of our outstanding common stock:

•	voting rights, including the right to vote as a class on particular matters;

•	preferences as to dividends and liquidation rights;

•	conversion rights;

•	anti-dilution protections; and

•	redemption rights.

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

The price of our stock may continue to be volatile

The market price of our common stock, which is quoted for trading on the Nasdaq National Market, has been highly volatile and may continue to be volatile in the future. Any or a combination of the following factors could cause the market value of our common stock to decline quickly: Operating results that differ from market expectations, negative or other unanticipated results of clinical trials or other testing, delays in product development, technological innovations or commercial product introductions by our competitors, changes in government regulations, developments concerning proprietary rights, including pending or threatened patent litigation, public concerns regarding the safety of any of our products and general economic and stock market conditions. Since the Spring of 2000, the stock market has experienced, and it may continue to experience, significant price and volume fluctuations. These fluctuations have particularly affected the market prices of equity securities of many small capitalization companies, like Matrixx, that are not yet profitable or that experience low or inconsistent earnings. Often, the effect on the price of such securities is disproportionate to the operating performance of such companies. In our case, such broad market fluctuations may adversely affect our stockholders’ ability to dispose of their shares of Matrixx at a price equal to or above the price at which they purchased such shares.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank. At no time during the first six months of fiscal 2003 did we have any outstanding balance against this line of credit. During fiscal 2002, the average outstanding balance on our prior line of credit on a daily basis was approximately $100,000. Assuming future borrowings in line with our average borrowings in 2002, a hypothetical interest rate change of 1% would increase our interest expense approximately $1,000 per year from the expense levels that we experienced in 2002. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

     As of each of June 30, 2003 and December 31, 2002, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We presently hold approximately $8.0 million in short-term U.S. treasury securities which are not subject to material risk. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the first six months of fiscal 2003 or in any of 2002) or commodity price risk.

Item 4. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and required to be included in our periodic SEC filings. There were no significant changes in our internal controls over financial reporting during our most recently completed quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions taken with regard to significant deficiencies or material weaknesses in our controls.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

     In April 2003, the Company commenced legal proceedings against IST and its parent company in connection with the Company’s swab product manufacturing contract with IST. The arbitration proceeding was filed in Phoenix, Arizona before the American Arbitration Association. In its demand for arbitration, the Company claimed that, among other things, IST materially breached the manufacturing contract by repeatedly and consistently failing to meet minimum swab production levels since the contract’s inception in 2002 and by attempting in March 2003 to unilaterally increase the contract’s pricing terms. The parties to the dispute have agreed to settle all claims. The settlement agreement, among other things, extends the existing manufacturing contract through the end of March 2004, requires IST to continue to provide swab products to the Company at current levels and requires the Company to pay IST’s increased pricing terms. The Company believes the settlement agreement will help facilitate an orderly transition to the new swab product that the Company intends to introduce in January 2004 and which will be produced by a different contract manufacturer, allowing the Company to provide appropriate levels of service to its retail customers until the transition is complete.

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company’s 2003 annual meeting of stockholders held on April 30, 2003, our stockholders elected Edward E. Faber and L. White Matthews, III to our Board of Directors for terms of three years each. Of the 9,432,051 shares entitled to vote in such election, the votes cast were as follows:

Director	Votes For	Votes Withheld

Edward E. Faber	9,036,391	29,025
L. White Matthews, III	9,037,191	28,225

The Company’s four other directors, Edward Walsh, Michael Zeher, William Egan and Carl Johnson were not scheduled for election this year and will continue as members of the Board.

Item 6. Exhibits and Reports on Form 8-K

     A.     Exhibits

Exhibit No.	Title

3.01	Articles of Incorporation and Amendments thereto of the registrant (1)

3.02	Bylaws of the registrant (1)

4.01	Rights Agreement dated as of July 22, 2002 by and between the registrant and Corporate Stock Transfer, Inc. (2)

Exhibit No.	Title

10.01*	Second Modification Agreement dated as of July 2, 2003 by and among Matrixx Initiatives, Inc., Zicam, LLC and Comerica Bank.

31.1*	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350.

32.2*	Certification pursuant to 18 U.S.C. Section 1350.

* Filed with this Form 10-Q.

(1)	Incorporated by reference to the registrant’s Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

(2)	Incorporated by reference to the registrant’s registration statement on Form 8-A, filed July 23, 2002, file number 000-27646.

B.  Reports on Form 8-K

On April 15, 2003, the Company filed a report on Form 8-K announcing the commencement of arbitration proceedings against IST.

On April 30, 2003, the Company filed a report on Form 8-K announcing its preliminary earnings results for the first quarter of fiscal 2003.

On May 1, 2003, the Company filed a report on Form 8-K announcing the election of two directors at the Company’s 2003 annual meeting of shareholders and the introduction at such annual meeting of three new Zicam products.

On August 14, 2003, the Company filed a report on Form 8-K announcing the introduction of a new and improved swab product, the settlement of the Company’s legal proceedings against Zila, Inc. and IST and certain related adjustments to the Company’s second quarter earnings for fiscal 2003.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrixx Initiatives, Inc.

/s/ Carl J. Johnson

Carl J. Johnson President and Chief Executive Officer

/s/ William J. Hemelt

William J. Hemelt Executive Vice President, Chief Financial Officer, Treasurer and Secretary

August 14, 2003

EXHIBIT INDEX

10.01*	Second Modification Agreement dated as of July 2, 2003 by and among Matrixx Initiatives, Inc., Zicam, LLC and Comerica Bank.

31.1*	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350.

32.2*	Certification pursuant to 18 U.S.C. Section 1350.