Form 10-Q
period 2003-09-30
MATRIXX INITIATIVES INC
filed 2003-11-12
CIK 1006195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2003

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File number 0-27646

Matrixx Initiatives, Inc.

(Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0482806 (I.R.S. Employer Identification Number)

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

There were 9,415,851 shares of the registrant’s common stock, $.001 par value, outstanding as of October 31, 2003.

MATRIXX INITIATIVES, INC.
FORM 10-Q
INDEX

Unless otherwise indicated in this quarterly report, “Matrixx,” “us,” “we,” “our”, “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2003	December 31, 2002

Current Assets:
Cash and cash equivalents	$6,612,500	$12,010,091
Accounts receivable:
Trade, net allowance for doubtful accounts of $556,849 and $647,280	9,594,436	7,037,596
Inventories	3,776,198	1,573,034
Prepaid expenses and other	480,828	523,829
Deferred tax asset	2,099,438	1,073,765

Total Current Assets	22,563,400	22,218,315

Property and Equipment, at cost:
Office furniture and equipment	706,693	588,395
Leasehold improvements	37,202	39,314

	743,895	627,709
Less accumulated depreciation	(206,938)	(89,795)

Net Property and Equipment	536,957	537,914

Other Assets:
Deposits	127,697	37,697
Debt issuance costs, net of accumulated amortization of $35,000 and $20,417	—	14,583
Deferred tax asset	5,711,831	8,284,720
Patents, net of accumulated amortization of $122,010 and $71,700	1,001,590	1,051,900
Goodwill	15,039,836	15,039,836

Total Other Assets	21,880,954	24,428,736

Total Assets	$44,981,311	$47,184,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2003	December 31, 2002

Current Liabilities:
Accounts payable and accrued expenses	$3,702,514	$5,771,407
Sales returns and allowances	1,228,760	1,004,713
Current portion of long-term debt	2,720,448	5,253,643

Total Current Liabilities	7,651,722	12,029,763

Long-Term Debt, net of current portion above:
Financial institutions and other	2,720,448	5,253,643
Less current portion above	(2,720,448)	(5,253,643)

Total Long-Term Debt	—	—

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,446,751 and 9,441,451 shares issued and outstanding	9,447	9,442
Additional paid in capital	41,563,317	41,524,921
Accumulated deficit	(4,003,952)	(6,317,305)

	37,568,812	35,217,058
Less common stock held in treasury, at cost (35,900 and 9,600 shares)	(239,223)	(61,856)

Total Stockholders’ Equity	37,329,589	35,155,202

Total Liabilities and Stockholders’ Equity	$44,981,311	$47,184,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,

	2003	2002

Net sales	$13,374,004	$5,078,596
Cost of sales	4,215,034	1,668,153

Gross Profit	9,158,970	3,410,443

Operating expenses	3,755,539	2,524,927
Research and development	795,429	149,885

Income From Operations	4,608,002	735,631

Other Income (Expense):
Interest and other income	44,944	174,585
Interest and other expense	(43,732)	(126,830)

Total Other Income (Expense)	1,212	47,755

Income Before Provision (Benefit) For Income Taxes	4,609,214	783,386

Provision (benefit) for income taxes	1,846,216	(239,348)

Net Income	$2,762,998	$1,022,734

Net Income (Loss) Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,410,965	9,422,872
Net Income (Loss) Per Share of Common Stock	$0.29	$0.11
Diluted:
Weighted Average Number of Common Shares Outstanding	9,439,376	9,461,205
Net Income (Loss) Per Share of Common Stock	$0.29	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended September 30,

	2003	2002

Net sales	$25,270,098	$11,971,803
Cost of sales	8,009,663	3,440,276

Gross Profit	17,260,435	8,531,527

Operating expenses	11,619,979	7,624,110
Research and development	1,702,246	272,128

Income From Operations	3,938,210	635,289

Other Income (Expense):
Interest and other income	140,282	598,913
Interest and other expense	(216,926)	(478,048)

Total Other Income (Expense)	(76,644)	120,865

Income Before Provision (Benefit) For Income Taxes	3,861,566	756,154

Provision (benefit) for income taxes	1,548,213	(324,050)

Net Income	$2,313,353	$1,080,204

Net Income (Loss) Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,420,213	9,422,739
Net Income (Loss) Per Share of Common Stock	$0.25	$0.11
Diluted:
Weighted Average Number of Common Shares Outstanding	9,426,689	9,443,362
Net Income (Loss) Per Share of Common Stock	$0.25	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,

	2003	2002

Cash Flows From Operating Activities:
Net income	$2,313,353	$1,080,204
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	117,143	40,030
Amortization	50,310	50,310
Amortization of imputed interest on notes payable	216,805	462,111
Amortization of debt issuance costs	14,583	11,667
Deferred income taxes	1,547,216	—
Loss on disposal of property and equipment	—	20,104
Other	2,401	3,912
Changes in assets and liabilities:
Restricted cash	—	1,503,150
Accounts receivable	(2,556,840)	257,997
Inventories	(2,203,164)	155,728
Prepaid expenses and other	43,001	(178,013)
Accounts payable and accrued expenses	(2,270,269)	(4,305,845)
Sales returns and allowances	224,047	(769,142)

Net Cash (Used) By Operating Activities	(2,501,414)	(1,667,787)

Cash Flows From Investing Activities:
Maturity of marketable securities	—	10,656,380
Capital expenditures	(116,186)	(521,810)
Deposits and other	(90,000)	(239,075)
Notes receivable	—	200,000

Net Cash Provided (Used) By Investing Activities	(206,186)	10,095,495

Cash Flows From Financing Activities:
Purchase of treasury stock	(177,367)	(9,420)
Debt issuance costs	—	(35,000)
Principal payments on notes payable	(2,548,624)	(3,367,813)
Issuance of common stock	36,000	—

Net Cash (Used) By Financing Activities	(2,689,991)	(3,412,233)

Net Increase (Decrease) in Cash and Cash Equivalents	(5,397,591)	5,015,475
Cash and Cash Equivalents at Beginning of Period	12,010,091	7,342,985

Cash and Cash Equivalents at End of Period	$6,612,500	$12,358,460

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$201,498	$412,371
Income taxes	997	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	The accompanying financial information of Matrixx Initiatives, Inc. is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2003 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2003. It is recommended that this financial information be read with the complete financial statements included in Matrixx’s Annual Report on Form 10-K for the year ended December 31, 2002 previously filed with the Securities and Exchange Commission.

2.	As of December 31, 1997, Matrixx adopted Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

The schedule below summarizes the elements included in the calculation of basic and diluted net income per common share for the three and nine months ended September 30, 2003 and 2002. Options and warrants to purchase 215,000 and 197,000 shares of common stock for the three months ended September 30, 2003 and 2002, and 376,300 and 419,500 shares of common stock for the nine months ended September 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$2,762,998	$1,022,734	$2,313,353	$1,080,204

Weighted average common shares outstanding:
Basic	9,410,965	9,422,872	9,420,213	9,422,739
Dilutive securities	28,411	38,333	6,476	20,623

Diluted	9,439,376	9,461,205	9,426,689	9,443,362

Net income per common share:
Basic	$.29	$.11	$.25	$.11
Diluted	$.29	$.11	$.25	$.11

3.	Inventories consisted of the following at September 30, 2003:

Raw materials and packaging	$848,834
Finished goods	3,037,969
Less reserve for obsolescence	(110,605)

Total	$3,776,198

4.	Stock-Based Compensation

The Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and earnings per share would be reduced to the following pro forma amounts:

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income applicable to common shareholders, as reported	$2,762,998	$1,022,734	$2,313,353	$1,080,204
Less stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	88,776	294,884	331,697	557,072

Pro forma net income	$2,674,222	$727,850	$1,981,656	$523,132

Net income per share of common stock:
Basic:
As reported	$.29	$.11	$.25	$.11
Pro forma	$.28	$.08	$.21	$.06
Diluted:
As reported	$.29	$.11	$.25	$.11
Pro forma	$.28	$.08	$.21	$.06

5.	Recently Issued Accounting Standards

In November 2002, the FASB issued Financial Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003 and had no effect on our financial position or results of operations.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general a variable entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003, which was subsequently delayed until the fourth quarter of 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the interpretation did not have any impact on our financial statements.

In April 2003, the FASB issued SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No.133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The adoption of this Statement had no effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 had no effect on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Through our 100%-owned subsidiary, Zicam LLC, we are engaged in the development, production and sale of over-the-counter pharmaceutical products. In 2002, we introduced five new Zicam nasal gel products, improved package graphics for our entire Zicam product line and engaged a new sales team to represent our products to retailers. In the third quarter of 2003 we began shipping three new Zicam Cold Remedy products — Oral Mist, Chewables and RapidMelts.

     We expect earnings in future periods will be significantly affected by the level of sales, and the timing and amount of our advertising and research and development expenses. Our expected growth in sales will depend on our success in securing additional retail distribution of our products, and in particular additional distribution of the five products that were introduced in 2002 and the three new products that we began shipping in the third quarter of 2003. In addition, sales in future periods will be affected by expanding consumer awareness and acceptance of our entire Zicam brand of products. Expenditures for advertising and research and development will vary by quarter throughout the year and could be significantly different from amounts in the same periods in prior years. We expect advertising expenses to be heaviest in our first and fourth fiscal quarters.

Results of Operations for the Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

     Certain information is set forth below for our Zicam operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,

	2003		2002

Net sales	$13,374,004	100%	$5,078,596	100%
Cost of sales	4,215,034	31	1,668,153	33

Gross profit	9,158,970	69	3,410,443	67
Operating expenses	3,755,539	28	2,524,927	50
Research and development	795,429	6	149,885	3

Income from operations	4,608,002	35	735,631	14
Interest and other income	44,944	—	174,585	3
Interest expense	43,732	—	126,830	2

Income before income taxes	4,609,214	35	783,386	15
Provision (benefit) for income taxes	1,846,216	14	(239,348)	(5)

Net income	$2,762,998	21%	$1,022,734	20%

     Net sales. Net Zicam sales for the three months ended September 30, 2003 increased to approximately $13.4 million, or approximately 163% above net sales in the third quarter of the prior year. Approximately one-third of the sales increase was attributable to sales of the three new Zicam Cold Remedy products that we began shipping in the third quarter of 2003. The remaining two-thirds of the increase was attributable to increased sales of our seven other Zicam products. Together, sales of these seven products grew at a combined rate of 87% above sales for the third quarter of 2002.

     Demand for our products is highly seasonal which results in significant fluctuations in our quarterly sales throughout the year. Generally, our third quarter sales are impacted by the stocking of cold products by retailers prior to the start of the cold season in October. Sales for the third quarter this year were also impacted by the initial shipments of the three new products that were introduced in 2003 as well as additional retail placement of the five products that were introduced in 2002. We expect increases in sales in future periods from continued growth, albeit at a lower growth rate than in past periods, for our Zicam Cold Remedy–pump and Zicam Allergy Relief products, and increased distribution and sales of the five products we introduced in 2002 and the three new products that we have introduced in 2003.

     Sales of our swab products during the 2002-2003 cold season were limited by the inability of our contract manufacturer, Zila Swab Technologies, Inc. (doing business as Innovative Swab Technologies) (“IST”) to meet its production obligations. Since April 2003 we have increased inventory of the current swab products and expect that we will be able to meet demand for these products through the end of 2003. We intend to introduce in the first quarter of 2004 a new, improved swab product designed to appeal more to customers and produced by a different manufacturer. We expect the new swab design will allow us to improve the gross margins for our swab products from the 2003 level and the change to a new swab manufacturer will allow us to avoid the production and backlog issues that we faced during 2002 and 2003. However, we cannot be certain that the manufacturer of the new swab will be able to meet our production expectations nor that the new swab product will attain the level of customer acceptance achieved by the current swab product. We believe that, based on initial testing, consumers will enthusiastically accept the new swabs.

     As announced in a September 2003 press release, we expect that our net sales for the full year in 2003 will be at least 50% greater than the $23.5 million in net sales that we recorded for 2002.

     Cost of sales. Our cost of sales increased to $4,215,034, or 153% above the third quarter of 2002 cost of sales of $1,668,153 which largely reflects the increase in units sold.

     Gross profit. Gross profit for the third quarter of 2003 increased to approximately $9.2 million, or 169% greater than the third quarter of 2002, due largely to the substantial increase in units sold and to a lesser extent to an increase in per unit revenue. The gross margin on products sold improved slightly from 67% to 69% due to higher net revenue per unit sold achieved in the 2003 period.

     Operating expenses. Operating expenses for the third quarter of 2003 increased approximately $1.2 million, or 49%, from our operating expenses in the third quarter of 2002. The increase was largely attributable to an accrual for a portion of year-end compensation expense($675,000), higher sales commission expense ($456,000) and higher advertising expense ($1,017,000 in 2003 versus $679,000 in 2002). These increases were offset by decreases in legal expense ($72,000) and outside consulting services ($56,000). Expenses in future periods will vary largely in relation to the level of our advertising expenditures, which are heaviest in the first and fourth quarters.

     Research and development. Research and development expenses increased from approximately $150,000 in the third quarter of 2002 to approximately $795,000 in the third quarter of 2003. The increase reflects our previously announced commitment to expand our research and development efforts in 2003 to an amount equal to approximately 6% of annual net sales in order to establish a continuous pipeline of new product offerings in future periods.

     Interest and other income. Interest and other income for the third quarter of 2003 decreased to $45,000, approximately 26% of the amount recorded in the third quarter of 2002. The decrease is largely due to a decrease of approximately $92,000 in royalty income between the two periods. The royalty income in both periods is attributable to a dental gum product sold by the Wm. Wrigley Jr. Company (“Wrigley”) that is subject to a royalty agreement between Wrigley and us. Interest income also declined between the two periods due to a lower invested cash position and a decline in investment interest rates.

     Interest expense. Interest expense for the third quarter of 2003 decreased to approximately $44,000, nearly 66% below the level of the third quarter of 2002. Interest expense for both periods is related to the imputed interest associated with the note issued by us to Zensano, Inc. in connection with our acquisition of Zensano’s 40% interest in Zicam, LLC (then Gel Tech, L.L.C.) in December 2001. The decrease in interest is due to our repayment of three-quarters of the note in 2002 and 2003. The final required installment of $2.75 million under the note is due on November 30, 2003.

     Income before income taxes. Income before income taxes for the third quarter of 2003 increased approximately $3.8 million, or 488%, from the third quarter of 2002 due to higher net sales which offset increases in operating and research and development expenses. We expect earnings in future periods will continue to be significantly impacted by the seasonality of our sales, revenues and expenses associated with new products and the timing and amount of advertising and research and development expenses.

     Provision for income tax expense. In 2003, we recorded a provision for income tax expense based on an estimate of our effective income tax rate for the full year. This reflects the determination that we made at the end of fiscal 2002, that we would more likely than not, be able to realize the benefit of tax losses accumulated in prior years to offset taxable income in 2003 and future years. In the third quarter of 2002, we were not able to make a similar determination, and consequently, reflected a full valuation allowance on the deferred tax assets.

     Net income. We have announced that we expect earnings for the full year of 2003 to be $0.25-$0.30 per fully diluted share, as compared to $0.14 per fully diluted share that was earned in 2002, exclusive of the one-time deferred tax asset that was recorded in late 2002.

Results of Operations for the Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

     Certain information is set forth below for our Zicam operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Nine Months Ended September 30,

	2003		2002

Net sales	$25,270,098	100%	$11,971,803	100%
Cost of sales	8,009,663	32	3,440,276	29

Gross profit	17,260,435	68	8,531,527	71
Operating expenses	11,619,979	46	7,624,110	64
Research and development	1,702,246	7	272,128	2

Income from operations	3,933,210	15	635,289	5
Interest and other income	140,282	1	598,913	5
Interest expense	216,926	1	478,048	4

Income before income taxes	3,861,566	15	756,154	6
Provision (benefit) for income tax	1,548,213	6	(324,050)	(3)

Net income	$2,313,353	9%	$1,080,204	9%

     Net sales. Net Zicam sales for the nine months ended September 30, 2003 increased to approximately $25.3 million, or almost 111% above net sales in the first nine months of 2002. Approximately 20% of the sales increase was attributable to sales of the three new Zicam Cold Remedy products that we began shipping in the third quarter of 2003. The remaining eighty percent of the increase was attributable to increased sales of our seven other Zicam products which grew at a combined rate of 83% above sales for the same period of 2002.

     Demand for our products is highly seasonal which results in significant fluctuations in our quarterly sales throughout the year. We expect increases in sales in future periods from continued growth, albeit at a lower growth rate than in past periods, for our Zicam Cold Remedy-pump and Zicam Allergy Relief products, and increased sales of the five products we introduced in 2002, as well as the three new products that we have introduced in the third quarter of 2003.

     Sales of our swab products during the 2002-2003 cold season were limited by the inability of our contract manufacturer, Zila Swab Technologies, Inc. (doing business as Innovative Swab Technologies) (“IST”) to meet its production obligations. Since April 2003 we have increased inventory of the current swab products and expect that we will be able to meet demand for these products through the end of 2003. We intend to introduce in the first quarter of 2004 a new, improved swab product designed to appeal more to customers and produced by a different manufacturer. We expect the new swab design will allow us to improve the gross margins for our swab products from the 2003 level and the change to a new swab manufacturer will allow us to avoid the production and backlog issues that we faced during 2002 and 2003. However, we cannot be certain that the manufacturer of the new swab will be able to meet our production expectations nor that the new swab product will attain the level of customer acceptance achieved by the current swab product. We believe that, based on initial testing, consumers will enthusiastically accept the new swabs.

     As announced in a September 2003 press release, we expect that our net sales for 2003 will be at least 50% greater than the $23.5 million in net sales that we recorded for 2002.

     Cost of sales. Our cost of sales in the first nine months of 2003 increased to approximately $8.0 million, or 133% greater than the approximately $3.4 million cost of sales in the first nine months of 2002. This largely reflects the increase in units sold. The cost of goods was also affected by the mix of products sold, including the higher cost of the swabs that we agreed to pay in connection with our settlement with IST. Our swab products cost more per unit than our other products. Consequently, the increasing percentage of sales from swab products has resulted in a higher total unit cost. We expect that the unit cost of goods sold will continue to be affected by the relative mix of products sold. We also expect that the new swab product to be introduced in the first quarter of 2004 will result in a decrease in the unit cost of our swab products.

     Gross profit. Gross profit for the first nine months of 2003 increased to approximately $17.3 million, or 102% greater than the first nine months of 2002, due to the substantial increase in units sold. However, the gross margin on products sold declined from 71% to 68% for the periods due primarily to the higher per unit cost of the swab products sold in 2003.

     Operating expenses. Operating expenses for the first nine months of 2003 increased to $11.6 million, more than 52% above our operating expenses for the first nine months of 2002. The increase was primarily due to an increase in advertising expenses of $2.9 million during the first nine months of 2003 ($5.3 million in 2003 versus $2.4 million in 2002). Also contributing to the increase in operating expenses was an increase in sales commission expense of approximately $500,000 due to higher sales, and an accrual for year end compensation expense($675,000). Partially offsetting these increased expenses was the absence of a royalty payment of approximately $296,000 which we incurred in the first quarter of 2002. Expenses in future periods will vary largely in relation to the level of our advertising expenditures, which are the heaviest in the first and fourth quarters.

     Research and development. Research and development expenses increased more than $1.4 million from approximately $272,000 in the first nine months of 2002. The increase reflects our previously announced commitment to expand our research and development efforts in 2003 to an amount equal to approximately 6% of annual net sales in order to establish a continued pipeline of new product offerings in future periods.

     Interest and other income. Interest and other income for the first nine months of 2003 decreased to $140,000, approximately $459,000 (77%) below the level recorded in the first nine months of 2002. The decrease is largely due to a decrease of approximately $282,000 in royalty income between the periods. The royalty income in both periods is attributable to a dental gum product sold by Wrigley that is subject to a royalty agreement between Wrigley and us. The higher royalty amount received in the 2002 period reflects higher level of shipments during the product’s introductory period. Interest income also declined between the two periods due to a lower invested cash position and a decline in investment interest rates.

     Interest expense. Interest expense for the first half of 2003 decreased to approximately $217,000, or 55% below the level of the first nine months of 2002. Interest expense for both periods is primarily related to the imputed interest associated with the note issued by us to Zensano, Inc. in connection with our acquisition of Zensano’s 40% interest in Zicam, LLC (then Gel Tech, L.L.C.) in December 2001. The decrease in interest is due to our repayment of three-fourths of the note in 2002 and 2003. The final required installment of $2.75 million under the note is due on November 30, 2003.

     Income before income tax. Income before income taxes for the first nine months of 2003 increased approximately $3.1 million, or 411%, from the first nine months of 2002 due to the higher net sales which offset increases in operating and research and development expenses. We expect that earnings in future periods will continue to be significantly impacted by the seasonality of our sales, revenues and expenses associated with new products and the timing and amount of advertising and research and development expenses.

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

     Net income. We have announced that we expect earnings for the full year of 2003 to be $0.25-$0.30 per fully diluted share, as compared to $0.14 per diluted share that was earned in 2002, exclusive of the one-time deferred tax asset that was recorded in late 2002.

Liquidity and Capital Resources

     Our working capital increased from approximately $10.2 million at December 31, 2002 to approximately $15.0 million at September 30, 2003. During the nine-month period ended September 30, 2003, we experienced a decrease in cash from operating activities of approximately $2.5 million due primarily to an increase in accounts receivable of approximately $2.6 million, an increase in inventory of approximately $2.2 million and a decrease in accounts payable of approximately $2.3 million. These cash decreases were offset by pre-tax net income of approximately $4.0 million and other non-cash amortization and depreciation charges of $0.4 million.

     Investing activities used approximately $0.2 million of cash for deposits and capital expenditures while $2.7 million of cash was used for financing activities to pay the third installment on the note to Zensano, Inc. in late June 2003 ($2.75 million, including imputed interest). An additional $177,000 of cash was used to repurchase our common stock in the open market between January and July 2003.

     In July 2003, we renewed our $2.5 million credit facility with Comerica Bank for two years through July 2005. The interest rate on borrowings under the renewed facility was decreased from Prime plus 1.5% (under the prior credit facility) to Prime plus 0.75%. Additionally, unlike the prior facility, borrowings under the new facility are not limited to specified percentages of accounts receivable and inventory. Due to our current cash position and our expected cash flows from operations, we do not expect to borrow under the credit facility in the immediate future.

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

Intangible assets and goodwill: We recorded approximately $15.0 million in goodwill in connection with the 40% Zicam, LLC interest that we acquired from Zensano, Inc. in December 2001. Under SFAS 142, goodwill must be tested annually to identify a potential impairment and the amount of any impairment loss. Factors that could affect this analysis would be significant loss of market share, a general decline in Zicam product sales, higher than expected increases in expenses and various other matters. Any change in key assumptions about the business or prospects of Zicam, LLC, or any change in market conditions or other externalities affecting Zicam, LLC, could result in an impairment charge, and such a charge could have a material adverse effect on our financial condition and results of operations. The goodwill was evaluated in the third quarter of 2003 by an independent valuation firm and no impairment was found.

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

Accounting for customer returns and allowances. We recognize revenues on the sale of our products when they are shipped from our warehouse facility, and at that time record a provision for estimated product returns. The estimate for product returns is based on our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects the liability associated with product returns. To date, our sales returns experience has been consistent with our estimate for returns, except for returns of outdated products arising from excessive production during the introduction of Zicam Cold Remedy in the 1999-2000 cold season. Currently, we are recording a provision of 3% of gross sales for our original Zicam Cold Remedy and Zicam Allergy Relief products for potential returns and allowances. In establishing the appropriate reserve level for the five new Zicam products introduced in the third quarter of 2002, we reviewed the similarities and differences of the five products relative to our original Zicam Cold Remedy and Zicam Allergy Relief products for which we now have almost three years of product return experience. Based on that review, effective July 1, 2003 we are now recording a 3% provision of gross sales for these products. Similarly, we are recording a provision of 7% of gross sales on the three products that we introduced in 2003. We will review the return provision regularly on all of our products and adjust these reserve amounts as actual product return experience continues to develop. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected. In addition, we expect that a higher sales returns allowance will be recorded in the future for any other new products that we introduce, until such products achieve market acceptance.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Forward-Looking Statements

     This Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project” and “predict”, or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:

•	our plans to introduce a new, improved swab product in the first quarter of 2004, and our expectation that the new product will result in a decrease in the unit cost of our swab products and allow us to improve our gross margins;

•	our expectation that consumers will enthusiastically accept our new swab product and that our change of swab manufacturers will allow us to avoid the production and backlog issues that we faced during 2003 and 2003.

•	our expectation regarding increases in sales in future periods of our current and new Zicam products;

•	our belief that sales, expense levels and earnings in future periods will be primarily affected by timing and amounts of advertising, research and development expenses, costs of introduction of new products, our success in securing additional retail distribution, expanding consumer awareness and acceptance of our entire Zicam brand of products;

•	our expectation regarding the seasonality of our quarterly sales, and our expectation that future earnings will be impacted by the seasonality and timing of certain expenditures;

•	our expectation regarding the growth rates for future sales of products;

•	our expectation that expenditures for advertising and research and development will vary by quarter throughout the year, with advertising expenses being heaviest in the first and fourth fiscal quarters and our expectation that future operating expenses will vary largely in relation to the level of advertising expenditures;

•	our expectation that we will be able to meet demand for our swab products through the end of 2003;

•	our expectation that the cost of goods sold will continue to be affected by the relative mix of products sold and the planned introduction of a new swab product will result in a decrease in the unit cost of our swab products;

•	our previously announced commitment to expand our research and development efforts in 2003 to an amount equal to approximately 6% of annual net sales;

•	our expectation that our net sales for fiscal 2003 will be at least 50% greater than the $23.5 million in net sales that we recorded for fiscal 2002;

•	our expectation that net income for 2003 will be $0.25 to $0.30 per fully diluted share;

•	our belief that our settlement with IST will help facilitate an orderly transition to the new swab product that we intend to introduce in early 2004, allowing us to provide appropriate levels of service to our retail customers until the transition is complete;

•	our expectation that we will not borrow under our credit facility with Comerica Bank in the immediate future;

•	our expectation of continuing profitability in future years;

•	our intention to continue outsourcing all of our product manufacturing and packaging for the foreseeable future;

•	our intention to evaluate our deferred tax valuation allowance regularly and adjust the amount to reflect our expectation of our ability to realize the tax benefit arising from our tax loss carry-forward on a quarterly basis;

•	our belief that our current capital resources and credit line are sufficient to fund the Company for the next 12 months; and

•	our belief that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

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

If our Zicam products do not gain widespread market acceptance, our anticipated sales and results of operations will suffer

Although studies have indicated that Zicam Cold Remedy can significantly reduce the duration and severity of the common cold, we cannot be certain that this product (including our new swab formats) will achieve widespread acceptance by the market. To date, Zicam Allergy Relief has not achieved the market success presently enjoyed by Zicam Cold Remedy. In addition, given their recent introduction in late 2002, our five new Zicam products have not yet reached the level of market recognition achieved by the original Zicam Cold Remedy. While we are working to increase the market presence of Zicam Allergy Relief and our five new Zicam products, we cannot be certain that demand for these products will grow. It is too soon to determine how the market will respond to the three new Zicam products that we began shipping in the third quarter of 2003 or the new swab products that we plan to begin shipping in the first quarter of 2004. If any unanticipated problem arises concerning the efficacy of Zicam Cold Remedy, Zicam Allergy Relief or any of our other new products, or if any of these products fails to achieve widespread market acceptance for any other reason, our operating results and prospects would be materially adversely affected.

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

Our inability to provide scientific proof for product claims may adversely affect our sales

The marketing of certain of our Zicam products involves claims that these products assist in reducing the duration and severity of the common cold (in the case of Zicam Cold Remedy and the related Zicam swab products) and controlling allergy symptoms (in the case of Zicam Allergy Relief). Under the Federal Food and Drug Administration (“FDA”) and Federal Trade Commission (“FTC) rules, we are required to obtain scientific data to support any health claims we make concerning our products. Although we have neither provided nor been requested to provide any scientific data to the FDA in support of claims regarding our Zicam products, we have obtained necessary scientific data to support our product claims. We cannot be certain, however, that the scientific data we have obtained in support of our claims will be deemed acceptable to the FDA or FTC, should either agency request any such data in the future. If the FDA or the FTC requests any supporting information, and we are unable to provide support that is acceptable to the FDA or the FTC, either agency could force us to stop making the claims in question or restrict us from selling the affected products.

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

We may continue to experience product backlogs

At the end of 2002, we had approximately $1.3 million in backlog of swab orders, which continued at reduced levels until the end of March 2003. We have since increased our inventory of swab products in order to prevent a similar backlog from occurring in the 2003-2004 cold season. We expect our new swab manufacturer to provide products beginning in the first quarter of 2004. However, we cannot be certain that these efforts will be sufficient to prevent a backlog of these swab products from repeating itself in the 2003-2004 cold season or that other product backlogs will not occur in the future. Any such future backlogs will potentially result in higher production costs, higher freight costs to expedite shipment of raw materials and finished goods, fines from certain retailers, cancelled orders and lost opportunity costs. These in turn could materially affect our results of operations and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank. At no time during the first nine months of fiscal 2003 did we have any outstanding balance against this line of credit. During fiscal 2002, the average outstanding balance on our prior line of credit on a daily basis was approximately $100,000. Assuming future borrowings in line with our average borrowings in 2002, a hypothetical interest rate change of 1% would increase our interest expense approximately $1,000 per year from the expense levels that we experienced in 2002. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

     As of September 30, 2003 and December 31, 2002, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We presently hold approximately $5.0 million in short-term U.S. treasury securities which are not subject to material risk. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the first nine months of fiscal 2003 or in all of 2002) or commodity price risk.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company’s financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit No.	Title

3.01	Articles of Incorporation and Amendments thereto of the registrant (1)

3.02	Bylaws of the registrant (1)

4.01	Rights Agreement dated as of July 22, 2002 by and between the registrant and Corporate Stock Transfer, Inc. (2)

10.01	Second Modification Agreement dated as of July 2, 2003 by and among Matrixx Initiatives, Inc., Zicam, LLC and Comerica Bank (3)

31.1*	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350.

32.2*	Certification pursuant to 18 U.S.C. Section 1350.

* Filed with this Form 10-Q.

(1)	Incorporated by reference to the Company’s Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

(2)	Incorporated by reference to the Company’s registration statement on Form 8-A, filed July 23, 2002, file number 000-27646.

(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed August 14, 2003, file number 000-27646.

B. Reports on Form 8-K

On July 24, 2003, the Company filed a report on Form 8-K regarding the reporting of the Company’s earnings for the second quarter of fiscal 2003.

On August 14, 2003, the Company filed a report on Form 8-K regarding the introduction of a new and improved swab product, the settlement of the Company’s legal proceedings against Zila, Inc. and IST and certain related adjustments to the Company’s second quarter earnings for fiscal 2003.

On September 30, 2003, the Company filed a report on Form 8-K regarding the provision of updated earnings guidance for fiscal 2003.

On October 23, 2003, the Company filed a report on Form 8-K regarding the reporting of the Company’s earnings for the third quarter of fiscal 2003.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrixx Initiatives, Inc.

/s/ Carl J. Johnson Carl J. Johnson President and Chief Executive Officer

/s/ William J. Hemelt William J. Hemelt Executive Vice President, Chief Financial Officer, Treasurer and Secretary

November 11, 2003

EXHIBIT INDEX

Exhibit No.	Title

3.01	Articles of Incorporation and Amendments thereto of the registrant (1)

3.02	Bylaws of the registrant (1)

4.01	Rights Agreement dated as of July 22, 2002 by and between the registrant and Corporate Stock Transfer, Inc. (2)

10.01	Second Modification Agreement dated as of July 2, 2003 by and among Matrixx Initiatives, Inc., Zicam, LLC and Comerica Bank (3)

31.1*	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350.

32.2*	Certification pursuant to 18 U.S.C. Section 1350.

* Filed with this Form 10-Q.

(1)	Incorporated by reference to the Company’s Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

(2)	Incorporated by reference to the Company’s registration statement on Form 8-A, filed July 23, 2002, file number 000-27646.

(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed August 14, 2003, file number 000-27646.