Form 10-K
period 2003-12-31
MATRIXX INITIATIVES INC
filed 2004-03-19
CIK 1006195

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _______ to ________

Commission File No. 0-27646

MATRIXX INITIATIVES, INC.

(Name of business issuer in its charter)

Delaware
(State or Other Jurisdiction	87-0482806
of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4742 N. 24th Street
Suite 455
Phoenix, AZ 85016
602-385-8888
(Address of principal executive
offices, Issuer’s Telephone Number,
Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 par value	Nasdaq National Market

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not to be contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐   NO ☑

     As of March 1, 2004, 9,479,601 shares of the Registrant’s Common Stock were outstanding. As of March 1, 2004, the market value of the Registrant’s Common Stock (based on the closing price of the shares on the Nasdaq National Market), excluding shares held by affiliates, was approximately $95 million.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive proxy statement prepared in connection with the Registrant’s 2004 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

     Unless otherwise indicated in this Form 10-K, “Matrixx,” “us,” “we,” “our”, “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

-i-

PART I

ITEM 1. BUSINESS

Introduction

     We develop, produce, market and sell innovative, over-the-counter (OTC) pharmaceutical products with an emphasis on those which utilize unique or novel delivery systems. Through our subsidiary, Zicam, LLC, we produce, market and sell 10 different products under the Zicam® brand: Zicam Cold Remedy nasal gel, a patented, homeopathic remedy that has been clinically proven to reduce the duration and severity of the common cold; two related nasal swab cold remedy products - Zicam Cold Remedy Swabs and Zicam Cold Remedy Swabs - Kids Size; three homeopathic oral delivery cold remedy products – Zicam Cold Remedy Chewables, Zicam Cold Remedy RapidMelts and Zicam Cold Remedy Oral Mist; Zicam Allergy Relief, a homeopathic nasal gel formula designed to control allergy symptoms for sufferers of hay fever and other upper respiratory allergies; Zicam Extreme Congestion Relief, a nasal gel formula designed to provide fast-acting, long-lasting relief of nasal congestion; Zicam Sinus Relief, a nasal gel formula that enhances the benefits of Extreme Congestion Relief with menthol and eucalyptus for improved feeling of sinus pressure relief; and Zicam Nasal Moisturizer, a non-medicated nasal moisturizer.

     We were incorporated in Utah in 1991. Prior to July 2001, as Gum Tech International, Inc., our principal business was the development, manufacture and sale of nutritional and healthcare-related chewing gum products. In 1999, we formed Gel Tech, L.L.C., in which we owned 60%. The business of Gel Tech was to develop and produce homeopathic nasal gel products based on a proprietary zincum gluconicum delivery system. In July 2001, we exited the chewing gum business with the sale of substantially all of our chewing gum assets and business to the Wm. Wrigley Jr. Company (“Wrigley”). In December 2001, we acquired the remaining 40% of Gel Tech and changed its name to Zicam, LLC. On June 18, 2002, we reincorporated in Delaware and changed our name from Gum Tech International, Inc. to Matrixx Initiatives, Inc.

     Our principal executive offices were relocated in February 2004 to 4742 N. 24th Street, Suite 455, Phoenix, AZ 85016 and our telephone number has changed to (602) 385-8888.

Markets and Company Products

     All 10 of our Zicam products are targeted at the cough and cold market category. That market, which is estimated at more than $3 billion annually in retail sales in the United States, includes a wide variety of tablets, liquids, nasal sprays and syrups that remedy and/or provide relief to cold, allergy and sinus congestion sufferers. The largest sub-segment of the cough and cold category includes products formulated to relieve symptoms associated with the common cold. It is estimated that more than one billion common colds occur in the United States each year, with over 100 million of these colds resulting in lost days of school or work, or some level of restricted activity. Colds are estimated to occur at a rate of two to five per person (six to eight per child) each year. The market for allergy relief products covers a much smaller segment of the population, estimated at 35 million people in the United States. However, allergy sufferers, compared to cold sufferers, are more likely to require medication for a much longer period of time to relieve allergy symptoms.

     Our biggest selling product, Zicam Cold Remedy, which accounted for approximately 40% of net sales during 2003 is a homeopathic nasal gel product based on our patented zincum gluconicum delivery system. The original product in a nasal pump bottle was introduced in 1999. Sales of Zicam Cold Remedy have grown steadily since its introduction as customer awareness of the product has increased as a result of our marketing and public relations efforts, and word-of-mouth experience by consumers. Zicam Cold Remedy was formulated to reduce the duration and severity of the common cold. In a study published in the October 2000 issue of the ENT- Ear, Nose & Throat Journal, Zicam Cold Remedy was shown to reduce the duration of the common cold when taken at the onset of symptoms. In a separate study published in the January 2003 issue of QJM: An International Journal of Medicine, zincum gluconicum nasal gel (Zicam Cold Remedy) was shown to reduce the duration and symptoms of the common cold when treatment was started as late as the second day of illness. We believe Zicam Cold Remedy is unique in the cough and cold market category due to the claims that we are able to make regarding the product’s ability to reduce the duration of the common cold. To our knowledge, only two other products in the cough and cold category (including competing generic copies of that product) are able to make a similar claim.

     Zicam Cold Remedy Swabs and Zicam Cold Remedy Swabs - Kids Size contain the same ingredients as Zicam Cold Remedy and were introduced in late 2002 to appeal to consumers who dislike nasal sprays. Both of these swab products have been well received by the retail trade, though we have been limited in meeting consumer demand, particularly for the adult swab product, due to production constraints of our supplier. We experienced a backlog in orders in late December 2002 and again in December 2003. As a result of the manufacturer’s inability to meet our swab production requirements in 2002 and higher costs imposed unilaterally by the manufacturer, we developed a new swab product in 2003 that is produced by a different manufacturer. We began shipping the new swab product to retailers in February 2004. We will continue to receive shipments of the old product design until the expiration of the manufacturing contract on March 31, 2004. Because of the time required for start-up, deliveries of the new swab did not alleviate the most recent backlog until early March 2004. The kid’s size swab product has not been in a back-order situation. We expect that the manufacturer of the new swab design will be able to meet our future requirements in the next cold season, but we intend to build inventory of swab products prior to the next cold season to further ensure our ability to meet future demand for the swab products. The two swab products accounted for approximately 25% of net sales for 2003.

     We introduced three oral delivery forms of Zicam Cold Remedy products in late 2003 – Zicam Cold Remedy Chewables, Zicam Cold Remedy RapidMelts, and Zicam Cold Remedy Oral Mist. These products were designed to meet the needs of customers who dislike nasal applications. All three rapidly deliver a dose of ionic zinc to the oral mucosa in contrast with zinc lozenges which require approximately 15-20 minutes to dissolve. We believe that this feature allows the consumer to avoid much or all of the stomach upset that has been associated with the zinc lozenges on the market. We expect future distribution of these three products will increase significantly, as initially most major national retailers sold only one or two of these new products. These three products accounted for almost 15% of our net sales in 2003.

     Zicam Allergy Relief, also a homeopathic nasal gel formula, was introduced in 2000. Zicam Allergy Relief is designed to control allergy symptoms for sufferers of hay fever and other upper respiratory allergies. An initial double-blind scientific study indicated that Zicam Allergy Relief reduced the severity of symptoms resulting from these types of allergies. We believe Zicam Allergy Relief is distinctive from most allergy products available on the market due to the absence of side effects such as drowsiness or jitters. Zicam Allergy Relief accounted for almost 10% of net sales for 2003.

     Three other Zicam nasal gel products were introduced in late 2002 — Extreme Congestion Relief, Sinus Relief and Nasal Moisturizer. Zicam Extreme Congestion Relief is a nasal gel that combines the active ingredient oxymetazoline hydrochloride into our gel matrix and soothing aloe vera to provide fast-acting, long-lasting relief of nasal congestion and sinus pressure. Zicam Sinus Relief provides all of the benefits of the Extreme product with the aromatic strength of a cooling menthol/eucalyptus blend. Zicam Nasal Moisturizer is a non-medicated moisturizer that suspends aloe and eight other moisturizers in the gel matrix to help ensure constant, soothing relief for irritated nasal membranes. While greater retail distribution opportunities exist, these three products contributed approximately 10% of total 2003 net sales. We believe continued growth in sales from these three products is dependent on achieving much wider distribution among retailers, and in particular, among large nation-wide food, drug and mass marketers.

Business Strategy

     Our objective is to become a recognized leader in providing OTC pharmaceutical products which utilize unique or novel delivery systems. To achieve our objective, the key elements of our business strategy include the following:

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

     Pursuing Additional Delivery Systems: Our success in expanding consumer acceptance of our nasal gel delivery system and growing the Zicam franchise confirms our belief that opportunities exist to pursue development of other unique and proprietary consumer healthcare product delivery systems. We are seeking to identify, through internal research and development efforts and through consideration of external opportunities, other growth opportunities for Matrixx and are specifically targeting product concepts in the analgesic and oral care markets as well as the cough and cold market category in which we currently operate.

     Extending Sales Into New Markets: We continue to explore expanding sales into appropriate international markets where sales prospects are favorable. Because of the complex and multiple regulatory environments, languages, customs, logistics and working capital requirements involved in developing these markets, we are exploring possible relationships with multi-national business organizations and established international distributors capable of introducing products and competing in international markets. However, we do not expect any revenue or net income impact in the near future.

Customers

     We sell our products directly to major food, drug, mass market (e.g. Wal-Mart, Target) and wholesale warehouse retailers throughout the United States, and to distributors that sell to smaller retail establishments. Zicam Cold Remedy nasal pump, Zicam Cold Remedy Swabs – Adult Size and Zicam Allergy Relief are sold in virtually every major retail outlet in the country. Our seven other Zicam products have not achieved the same level of distribution, though two national retailers currently carry all 10 Zicam products. We are highly dependent on a small group of large national retailers for our product distribution, such that our top fifteen customers accounted for more than 80% of our net sales in 2003, and two customers, Wal-Mart and Walgreens, each accounted for more than 10% of our net sales in 2003. Our agreements with our customers generally provide for their ability to return unsaleable merchandise, including damaged product or out-of-date product. We provide in our financial results, as an offset against sales, an estimate for expected returns. Due to the continuing growth and success of the Zicam products, we have not experienced unusual or excessive amounts of product returns, other than that which occurred in connection with excess production of Zicam Cold Remedy in late 1999 and early 2000 in connection with the original introduction of the product, which resulted in out-of-date products two years later. To the extent that any of our largest customers were to stop carrying our products for any reason, or were to fail to pay us for our products, our sales and financial results would be negatively impacted.

Manufacturing and Distribution

     Our 10 products are manufactured by six contract manufacturers. Each of the manufacturers is registered with the federal Food and Drug Administration (FDA) and has confirmed to us that it adheres to current Good Manufacturing Practices (cGMP’s) in its production processes and procedures. Each is responsible for sourcing all raw materials used in its production of our products from third party suppliers, which are widely available. With the exception of a contract with Innovative Swab Technologies for the old swab design, which expires on March 31, 2004, we rely on individual production orders to meet our needs from these suppliers. However, we are in the process of negotiating contracts with certain manufacturers at this time. We have some flexibility in securing other manufacturers to produce our products, however, we may be limited in our alternatives due to proprietary technologies that are utilized in some of the products.

     We source all packaging materials, including the bottles and sprayers for our pump products from third parties. Each manufacturer of our products is responsible for all other aspects of the production process, including formulating and producing product mixtures, filling bottles, assembling finished product and packing finished product in master cases. We also ship the nasal gel formula in bulk containers to our swab product manufacturers for production of the swab products. Generally, finished products are shipped to independent warehouses in Arizona and Indiana for storage prior to shipment to our customers.

     At December 31, 2003 and December 31, 2002, we had a backlog of swab orders of approximately $0.4 million and $1.3 million, respectively. The backlog in 2002 was not alleviated until the end of the cold season in late March 2003. The backlog in December 2003 was eliminated in early March 2004 due to the additional supply of swab products which became available through the production of the new swab design. The backorder situation that occurred in December 2003 was due to the inability of our original swab product manufacturer, Innovative Swab Technologies, to increase production, and the extreme demand for the product that was experienced in December 2003 as a result of the severe cold season. We believe we should be able to meet our anticipated higher demand for this product in the 2004-2005 cold season by building inventories throughout the year. In addition, we possess a license for the new swab design from DEKA development, which allows us to control the production of the new swab product. We incurred approximately $100,000 in fines from retailers as a result of our failure to meet their order requirements in December 2002. It is possible that additional fines may be incurred in 2004 as a result of the back order in late 2003 that continued into early 2004, though none have as yet been assessed.

Research and Development

     Research and development is an important part of our business. Expenditures in 2003 reflect costs associated with the three new products that we introduced in 2003, costs associated with developing the new swab design and expenditures on products that we intend to introduce in 2004 and future years. We expect to continue to commit 6% of net sales on research and development in 2004 and subsequent years in order to develop a pipeline of new products to be introduced in the future to meet our sales growth targets.

FDA and Other Government Regulation

     We are subject to various federal, state and local laws and regulations affecting our business. All of our products are subject to regulation by the FDA, including regulations with respect to the approval of manufacturing processes and procedures, ingredients in the products, labeling and claims made. All of our Zicam Cold Remedy products, the three new oral delivery products, and Zicam Allergy Relief, are further subject to the requirements of the Homeopathic Pharmacopeia of the United States. Zicam Extreme Congestion Relief and Zicam Sinus Relief are subject to the requirements of the FDA as allopathic drugs. All of our claims and advertising are subject to the rules of the Federal Trade Commission (FTC). Although we believe that our products and claims comply in all material respects with the regulatory requirements, if the FDA or FTC were to determine that we are in violation of any such requirement, either agency could restrict our ability to market the products, change the claims that we make or cause us to remove the products from the market. It has been reported in the press that the FDA is looking into customer complaints about our Cold Remedy nasal products, although we have not been advised by the FDA of such an inquiry.

Environmental Matters

     Compliance with environmental rules and regulations did not significantly affect our earnings or competitive position during 2003. All of our Zicam product manufacturing and warehousing operations are currently outsourced to third party contractors and as a result, we do not incur any direct expenses related to environmental monitoring and regulatory compliance. With our continued outsourcing of Zicam product manufacturing and storage, and no present plans to return to direct manufacturing or storage of products, we expect these expenses to remain low in the foreseeable future.

Trademarks, Trade Names, and Proprietary Rights

     We have been issued two patents (#6,080,783 and #6,365,624 B1) from the U.S. Patent and Trademark Office for the Zicam Cold Remedy nasal technology. We believe these patents, which are expected to be effective until 2018, afford significant protection from competitors that may wish to sell similar cold remedy products. We have filed applications for similar patents for Zicam Cold Remedy in several other countries, including Canada, Mexico, the European Union, Hong Kong, Japan, Korea, China, Brazil and India, as well as additional applications in the United States. We have also filed applications for patents in the United States for compositions and methods relating to Zicam Nasal Moisturizer, Zicam Extreme Congestion Relief, Zicam Sinus Relief and Zicam products dispensed with the swab system, while preserving our rights to file applications in other foreign countries at a later date. We hold a registered trademark for “Zicam” in the United States, the European Union, Japan and Australia and have applied for similar trademark protection in other countries, including Mexico, China,

Taiwan and Brazil. We anticipate that we will continue to file for patent and trademark protection for the other products that we expect to develop and introduce in the future. There can be no assurance, however, that our existing patents, or any additional patents that we may secure in the future, will be adequate to protect the Company’s intellectual property from a competitor’s actions or that the Company’s products will not be found to infringe on intellectual property of others. Further, patent litigation can be very time-consuming and costly. Even if we prevail in such litigation, the cost of litigation could adversely affect our operating results and financial condition.

Employees

     As of December 31, 2003 we employed 15 people in our Phoenix, Arizona headquarters office. The 15 employees consist of six executive officers and individuals responsible for administrative, operations, marketing, sales, research and development, regulatory compliance, investor relations and accounting.

Seasonality

     Sales of Zicam products to end-use consumers are highly seasonal, with most sales occurring during the cold and allergy seasons. The cold season generally runs from September through April, while the allergy season runs from April through October. Both of these seasons vary in intensity and duration from year to year. Our sales to retailers generally mirror this pattern of consumer demand, but are impacted by the level of promotional support we commit to retailers and by their inventory management practices.

Backlog

     Except as described above regarding the backlog we experienced in 2002 and again experienced in December 2003 with respect to our swab products, we did not experience any product backlog in 2003. As of each of year-end 2003 and 2002, the backlog was $0.4 million and $1.3 million, respectively for our swab product.

Competition

     All of the Zicam products compete in the highly competitive cough and cold and allergy markets with a vast number of well-established brands marketed by large pharmaceutical and consumer products companies. Participants in the cough and cold and allergy markets compete primarily on the basis of price, quality of product and consumer awareness. Most of our competitors have substantially greater financial, marketing and other resources, longer operating histories, larger product portfolios and greater brand recognition than we do. With our limited resources, we are aiming to succeed in this category by emphasizing the unique claims regarding our products. Specifically, regarding Zicam Cold Remedy, our flagship product, we emphasize its ability to reduce the duration and severity of the common cold. Only two other products in the category (including competing generic copies) are able to make a similar claim.

ITEM 2. DESCRIPTION OF PROPERTY

     Prior to February 2004, we leased office space at 2375 E. Camelback Road in Phoenix, Arizona for our corporate offices. In February 2004 we vacated our Camelback Road offices and commenced leasing office space at 4742 N. 24th Street in Phoenix, Arizona for a period of four years. The new offices will provide needed space for the additional personnel we intend to hire in 2004 while reducing our monthly rental expense. Warehouse storage and shipping of our finished goods are provided by contract warehouses in Phoenix, Arizona and Plainfield, Indiana through month to month agreements. We consider our existing facilities to be adequate and suitable for their intended use.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject, from time to time, to legal proceedings and claims regarding adverse reactions to its products. From December 2003 through early March 2004, we were sued by over seventy individuals in six different lawsuits (including one lawsuit which has not yet been served on the Company) generally alleging that our Zicam Cold Remedy nasal pump product caused damage to the sense of smell and/or taste. The cases are Christensen et al. vs. Matrixx Initiatives, Inc. et al, filed October 13, 2003 in the United States District Court, Western District of Michigan, Southern Division, Case No. 4:03DV0146; Sutherland vs. Matrixx Initiative, Inc. et al., filed December 18, 2003 in the Circuit Court of Etowah, Alabama, Case No. CV-2003-1635-WHR (moved to United States District Court for the Northern District of Alabama, Middle Division); Nelson vs. Matrixx Initiatives, Inc. et al., filed December 8, 2003 in the Los Angeles Superior Court, Case No. YC048136; Bentley et al. vs. Matrixx Initiatives, Inc. et al., filed January 23, 2004 in the Superior Court of Arizona (Maricopa County), Case No. CV2004-001338; Ringbauer et al. vs. Matrixx Initiatives, Inc. et al., filed February 11, 2004 in the Superior Court of Arizona (Maricopa County), Case No. CV2004-002822 (moved to United States District Court for the District of Arizona, Case No. 04-CV-513); and Abramsen et al. vs. Matrixx Initiatives, Inc. et al., filed March 8, 2004 in the Superior Court of Arizona (Maricopa County), Case No. CV2004-04415. An investigative news report by a national network program that was subsequently featured by several local stations across the country, which suggested the possibility of Zicam Cold Remedy negatively impacting a person’s sense of smell and/or taste seemed to be related to the filing of the lawsuits. Also, to our knowledge, at least two plaintiffs’ law firms are actively soliciting potential claimants through the internet and other media. As a result, additional lawsuits may be filed against the Company. It is very early in the discovery phase of the six lawsuits so it is unlikely than any of the cases will proceed to trial before the first quarter of 2005. It appears that each of the lawsuits, as well as the news media reports, is based on research and allegations regarding a connection between zinc sulfate and loss of sense of smell. Zicam Cold Remedy contains zinc gluconate, not zinc sulfate, which has very different properties than zinc sulfate. We believe the allegations relating to Zicam Cold Remedy are inappropriate and misleading. Zicam Cold Remedy has been studied in two independent, placebo-control studies. In those studies, there was no statistically significant difference in adverse events between the placebo and non-placebo group, and there were no indications in either group of an impairment to sense of smell. Further, the incidence of smell disorders is reported at 1-2% of the population on average, and is very common in those over age 50. Upper respiratory infections are among the most common cause of impairment to sense of smell. Therefore, any product such as Zicam Cold Remedy designed to treat upper respiratory illnesses may be mistakenly associated with distortion of sense of smell. The rate of reported complaints of distortion of sense of smell associated with Zicam Cold Remedy is well below these national incidence levels. We have submitted all six lawsuits to our insurance carrier. We cannot predict the outcome of the litigation, but we will defend ourselves vigorously. If any liability were to result from one or more of these or future lawsuits, we believe our financial results could be materially impacted to the extent that such liability is not covered by insurance, as well as by the adverse publicity that may result.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2003, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF MATRIXX

     The names, ages, positions and business experience of each of our executive officers are listed below. Each executive officer is appointed by our board of directors to hold his office until his or her successor is appointed and qualified or until such earlier time as such officer may resign or be removed by the board.

Carl J. Johnson, 55 President and Chief Executive Officer	Mr. Johnson joined Matrixx in July 2001 as President and Chief Executive Officer and as a member of the board of directors. Mr. Johnson’s professional experience spans 20 years in the product development, marketing, and sales arenas with several large pharmaceutical and consumer goods companies. From 1993 to 2001, Mr. Johnson was Vice President, Commercial Development with Perrigo Company, a public company and leading manufacturer of over-the-counter pharmaceutical and nutritional products for the store brand market. In that capacity he was responsible for procuring new products and technologies and contract manufacturing services emphasizing Abbreviated New Drug Applications (ANDA) products. Mr. Johnson also worked at Johnson & Johnson from 1973 to 1989 where he held a number of high level marketing and sales positions, including responsibility for the national launch of the Acuvue® disposable contact lens product. Mr. Johnson also provided marketing leadership for a special team tasked to re-engineer Johnson & Johnson’s sales, administrative and operational functions. Mr. Johnson earned a Master of Business Administration – Marketing from the Fairleigh Dickinson University and a Bachelor of Science in Economics from Wagner College.

William J. Hemelt, 50 Executive Vice President, Operations, Chief Financial Officer, Treasurer and Secretary	Mr. Hemelt joined Matrixx in June 1998 as our Chief Financial Officer, Treasurer, and Secretary. The additional title of Executive Vice President, Operations was added in 2001. From 1980 to 1997, Mr. Hemelt held a variety of financial positions with Arizona Public Service Company, Arizona’s largest utility, including six years as Treasurer and four years as Controller. Mr. Hemelt earned a Master of Business Administration and a Bachelor of Science in Electrical Engineering from Lehigh University.

Timothy L. Clarot 49 Vice President of Research & Development	Mr. Clarot joined Matrixx in 1999 and became Director of Operations in 2001, overseeing our manufacturing and distribution processes and development of new products. In 2003, Mr. Clarot was named Director, Research and Development. He was promoted to Vice President, Research and Development in January 2004. Mr. Clarot oversees product-related regulatory compliance activities, product development and consumer affairs. From 1981 to 1998, Mr. Clarot held positions of increasing responsibility, including Quality Control Manager, with Reckitt Benckiser, a world leader in consumer products. Mr. Clarot holds a Bachelor of Science in Chemistry from California State University at Fresno.

Lynn Romero, 39 Vice President of Administration	Ms. Romero joined Matrixx in May 2000 as Manager of Investor Relations. She was promoted to Director of Administration in 2002 and Vice President of Administration in January 2004. As Vice President of Administration, she oversees human resources, information technology and intellectual property matters. Ms. Romero’s professional experience spans 20 years in administration, marketing and investor relations. Prior to joining Matrixx, Ms. Romero held positions with Athletes Village, Christensen & Associates and MicroAge, Inc. Ms. Romero holds a Bachelor of Science from Northern Arizona University in Computer Information Systems.

James A. Marini, 42 Vice President of Sales	Mr. Marini joined Matrixx in July 1997 as National Sales Manager and was promoted to Vice President of Sales in January 2004. He has directed the introduction and development of the national sales program for Zicam Cold Remedy since 1999. Mr. Marini is responsible for Matrixx’s sales efforts and oversight of the Emerson Group, Matrixx’s principal sales contractor. From 1977 to 1997 Mr. Marini held a variety of positions with Dominos Supermarkets in New York, including six years as Vice President.

Mike Voevodsky, 39 Vice President of Marketing	Mr. Voevodsky joined Matrixx in January 2004 as Vice President of Marketing. Mr. Voevodsky has 17 years of experience in product marketing and business development. From 2000 to 2004, Mr. Voevodsky was Vice President of Business Development for Hextek Corporation, a manufacturer of lightweight optics used in research, high energy lasers and military applications. Mr. Voevodsky worked at Perrigo Company from 1994 to 2000 where he held a number of strategic positions including Director, Pharmaceutical Business Development. Mr. Voevodsky has a Masters of Business Administration from Harvard Business School.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been quoted for trading on the Nasdaq National Market since April 24, 1996. From then until June 19, 2002, our stock traded under the symbol “GUMM”. Effective on June 20, 2002, in connection with our name change to Matrixx Initiatives, Inc., our stock trading symbol changed to “MTXX”. The following table sets forth, for the quarters indicated, the range of high and low closing prices of our common stock as reported by the Nasdaq National Market.

	Market Price
	High	Low
Fiscal Year 2002
First Quarter	$8.64	$6.52
Second Quarter	$10.55	$8.00
Third Quarter	$10.66	$9.50
Fourth Quarter	$10.00	$7.80
Fiscal Year 2003
First Quarter	$8.75	$6.56
Second Quarter	$8.65	$6.61
Third Quarter	$11.39	$6.75
Fourth Quarter	$18.28	$10.99
Fiscal Year 2004
First Quarter (through March 1, 2004)	$19.45	$8.60

     As of March 1, 2004, we had approximately 7,300 record and beneficial stockholders.

Dividend Policy

     Since our initial public offering in 1996, we have not paid dividends on our common stock and do not expect to pay dividends in the foreseeable future. We intend to retain any earnings to fund the expansion of our business. The amount of future dividends, if any, will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other factors, including any contractual or statutory restrictions on our ability to pay dividends. In addition, under the terms of our credit facility with Comerica Bank-California, as long as we have any outstanding loan balance or other obligations under the credit facility, we cannot pay any dividend without Comerica Bank-California’s consent.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data for Matrixx for each of the years in the five-year period ended December 31, 2003, and where appropriate reflects results on a continuing and discontinued operations basis. The financial data presented below is derived from Matrixx’s financial statements audited by independent auditors. We report Matrixx’s and Zicam, LLC’s financial results on a consolidated basis. On July 20, 2001, we sold substantially all of our chewing gum assets and business to Wrigley. Our financial results following this date reflect our former chewing gum operations as discontinued operations. On December 5, 2001, we acquired the remaining 40% interest in Gel Tech, L.L.C., making it a wholly-owned subsidiary of Matrixx. (In July 2002, the name of Gel Tech, L.L.C. was changed to Zicam, LLC). For additional information, see the financial statements of Matrixx and the notes thereto included elsewhere in this report. The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is qualified by reference thereto and to Matrixx’s financial statements and notes thereto.

(000’s, except per share data)	2003	2002		2001	2000	1999
Net sales	$43,496	$23,548		$16,072	$10,817	$9,593
Net income (loss)
— Continuing Operations	$3,344	4,757	*	$(4,799)	$(6,166)	$(172)
— Discontinued Operations	$—	$—		$17,412	$(1,971)	$(601)
Net income (loss) per share of common stock - basic
— Continuing Operations	$.36	$.50	*	$(0.52)	$(0.69)	$(0.06)
— Discontinued Operations	$—	$—		$1.88	$(0.22)	$(0.08)
Net income (loss) per share of common stock - diluted
— Continuing Operations	$.35	$.50	*	$(0.52)	$(0.69)	$(0.06)
— Discontinued Operations	$—	$—		$1.88	$(0.22)	$(0.08)
Dividends per share	$0	$0		$0	$0	$0
Shares outstanding at year end	9,475	9,441		9,432	9,047	8,321
Total assets	$50,077	$47,185		$42,507	$16,981	$20,028
Long term obligations	$0	$0		$5,254	$0	$2,241
Stockholders’ equity	$38,790	$35,155		$24,369	$10,448	$12,702

* Earnings for 2002 include the one-time recording of a deferred tax asset of approximately $3.4 million. Earnings per share for 2002 exclusive of this one-time accrual were $.14 per share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     In Fiscal 2001 we undertook a significant change in our strategic plan and related business operations by exiting the chewing gum business and refocusing entirely on the development, production and sale of over-the-counter pharmaceutical products. In July 2001, we sold substantially all of our assets and business related to our chewing gum operations to Wrigley. In December 2001, we acquired the remaining 40% interest of Gel Tech, making it a wholly-owned subsidiary of Matrixx. In July 2002, the name Gel Tech, L.L.C. was changed to Zicam, LLC. Our financial results reflect our former chewing gum operations as discontinued operations, and consequently these operations are not reflected in the following discussion and analysis. We report Zicam, LLC’s financial results on a consolidated basis. We owned 60% of Zicam prior to December 5, 2001 and 100% on and subsequent to that date.

     Our restructuring process continued in 2002 as we reincorporated in Delaware, changed our name to Matrixx Initiatives, Inc. and consolidated our operations in our Phoenix office. Moreover, as part of our focus on over-the-counter pharmaceutical products, we introduced five new Zicam nasal gel products in 2002, improved package graphics for the entire Zicam product line and engaged a new sales team to represent our products to retailers. We continued to expand the Zicam product line in 2003 by introducing three Zicam Cold Remedy oral products – Chewables, RapidMelts and Oral Mist.

Executive Summary

     Net sales for 2003 increased to approximately $43.5 million, or 85% above net sales in 2002. Approximately one-half of the increase was attributable to increased sales of Zicam Cold Remedy nasal gel products and approximately 35% of the increase was attributable to the three new Zicam Cold Remedy oral products introduced in September 2003. Net sales in 2003 were impacted by a severe cold season that peaked in December 2003. However, we expect this trend of increasing net sales to continue as we improve consumer awareness of our products, increase distribution of our products, and introduce new products.

     Net income for 2003 was approximately $3.3 million. Net income in 2002 was $4.8 million including a one-time tax benefit of approximately $3.4 million. Net income in future periods will be significantly affected by the level of sales, and the timing and amount of our advertising and research and development expenses. Expenditures for advertising and research and development will vary by quarter throughout the year and could be significantly different in 2004 than the amounts incurred in the same periods in earlier years. We expect that advertising expenses will be highest in the fourth and first quarters in conjunction with the cough and cold season.

     The Company’s management reviews several key performance indicators. First, we compare our annual sales and net income performance against our stated goal of 30% annual growth for each. For 2003, we exceeded both goals (ignoring the one-time tax benefit in 2002). We also monitor our share of the cough and cold market. For the twelve months ended December 28, 2003, sales of our products achieved a share of about 1.3% of the entire cough and cold market compared to a share of 0.8% a year ago. We also measure our ability to maintain strong gross margins on our products. During 2003, our products averaged a gross margin of 69%, which was slightly below our target minimum of 70% due to the higher cost of the old swab product. In 2002, our gross margin averaged 71%. In addition, we evaluate our operating performance by reviewing, over time, our ability to decrease administrative and general costs as a percentage of net sales. In 2003, our administrative and general costs were 50% of our net sales compared to 66% for 2002. Finally, we review the distribution of our products by key national retailers. In 2003, our 15 largest customers carried, on average, six of our 10 Zicam products compared to three of our seven products in 2002. We expect to expand the distribution of our existing products among these retailers during the next year.

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

     We believe that our critical accounting policies and estimates include the accounting for intangible assets and goodwill, accounting for income taxes, accounting for returns and allowances associated with our products and accounting for legal contingencies.

     Intangible assets and goodwill: We recorded approximately $15.0 million in goodwill in connection with the 40% Zicam, LLC interest that we acquired from Zensano, Inc. in December 2001. Under SFAS 142, goodwill must be tested annually to identify a potential impairment and the amount of any impairment loss. Factors that could affect this analysis would be significant loss of market share, a general decline in Zicam product sales, higher than expected increases in expenses and various other matters. Any change in key assumptions about the business or prospects of Zicam, LLC, or any change in market conditions or other externalities affecting Zicam, LLC, could result in an impairment charge, and such a charge could have a material adverse effect on our financial condition and results of operations. The goodwill was recently evaluated in the third quarter of 2003 by an independent valuation firm and no impairment was found.

     Accounting for income taxes: Due to our significant operating losses prior to 2001, we possess a sizeable tax loss carry-forward which can be used to reduce our taxable income in future periods. Due to our history of operating losses, we recorded a deferred tax valuation allowance in 2001 and prior years to offset the entire deferred tax asset arising from our tax loss carry-forward. However, due to the significant improvement in our net income in 2002, together with our expectation of continuing profitability in future years, we determined that we are more likely than not to realize the tax benefit associated with our tax loss carry-forward. Consequently, we reduced the deferred tax valuation allowance and recorded a large portion of the deferred tax asset in 2002. The effect of this change was a decrease in our income tax expense of approximately $3.4 million in 2002. In 2003, we recorded income tax expense based on our estimated effective income tax rate for the year and will continue to do so in future periods. In addition, we will continue to evaluate the deferred tax valuation allowance regularly and adjust the amount to reflect our expectation of our ability to realize the tax benefit arising from our tax loss carry-forward on a quarterly basis. Should there be a significant change in our expectations of future income, the impact of adjusting the deferred tax valuation allowance could be significant which would negatively impact our earnings.

     Accounting for customer returns and allowances: We recognize revenues on the sale of our products when they are shipped from our warehouse facility, and at that time record a provision for estimated product returns. The estimate for product returns is based on our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects the liability associated with product returns. To date, our sales returns experience has been consistent with our estimate for returns, except for returns of outdated products arising from excess production during the introduction of Zicam Cold Remedy in the 1999-2000 cold season, which resulted in out-of-date product two years later. Currently, we are recording a provision of 3% of gross sales for the seven Zicam products introduced in 2002 or earlier for potential returns and allowances. In establishing the appropriate reserve level for the three new Zicam products introduced in the third quarter of 2003, we reviewed the similarities and differences of the three products relative to the seven Zicam products for which we now have several years of product return experience. Based on that review, we are recording a 7% provision of gross sales for these products. We will review the return provision regularly and adjust these reserve amounts as actual product return experience continues to develop. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected. In addition, we expect that a higher sales returns allowance will be recorded in the future for any other new products that we introduce until such products achieve market acceptance.

     Legal contingencies: We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. While the outcome of legal proceedings cannot be predicted with certainty, loss provisions arising from such matters will be recorded when a loss outcome is probable and can be reasonably estimated, to the extent not provided for through insurance or otherwise. At present, we have not been able to determine the probability of a loss outcome in any of the litigation to which we are currently subject. Accordingly, we have not recorded any loss provisions related to such litigation.

Results Of Operations For The Year Ended December 31, 2003 Compared To The Year Ended December 31, 2002

     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	YEARS ENDED DECEMBER 31,
	2003		2002
Net sales	$43,496	100%	$23,548	100%
Cost of sales	13,454	31	6,752	29

Gross profit	30,042	69	16,796	71
Operating expenses	21,642	50	15,544	66
Research and development	2,557	6	294	1

Income (loss) from operations	5,843	13	958	4
Interest and other income - net	175	—	681	3
Interest expense	247	—	592	3

Income before income taxes	5,771	13	1,047	4
Provision (benefit) for income taxes	2,427	5	(3,710)	(16)

Net Income	$3,344	8%	$4,757	20%

Net Sales.

     Net sales for 2003 increased to approximately $43.5 million, or 85% above net sales in 2002. Approximately one-half of the $19.9 million increase in net sales was attributable to increases in sales of Zicam Cold Remedy nasal gel products, particularly the swab products; approximately 35% of the increase was due to the three new Zicam Cold Remedy oral products introduced in 2003; and the remainder of the increase was due to increased sales of Zicam Extreme Congestion Relief. Sales of Zicam Cold Remedy nasal swab products increased due to the greater distribution and availability of supply in 2003 and a severe cold season. Zicam Extreme Congestion Relief sales increased due to greater retail distribution of the product in 2003. Sales of all of the products increased due to greater brand awareness resulting from our increased marketing efforts.

     On average, our top 15 customers, which account for approximately 85% of our sales, carried six of our 10 products in 2003 compared to three of our seven products in 2002. We expect to expand the distribution of our existing products in 2004. Our principal sales focus is to secure additional retail acceptance, particularly among the major national drug, food and mass market retailers of all 10 of our products. We expect sales increases in future periods from continued, albeit lower, growth rates for our existing 10 products and from the sale of new products that we plan to introduce in 2004 and future years.

     We ended the year with a backlog in orders of $0.4 million for our adult swab product. In anticipation of year end demand, we built inventory of adult swab products starting in April 2003, but it was not sufficient as demand for all of our products, including the swab products, spiked in December 2003 due to the severe cold season. In February 2004, we began shipping our new swab product, while we also continued to ship our old swab product. As a result, we have eliminated the backlog for our adult swab product that existed in December 2003 and continued through February 2004. We will continue to ship the old swab product through the end of March 2004. We believe the new swab product can be produced at a higher rate than was possible for the old swab product and consequently we anticipate being able to avoid swab backlog issues in the 2004-2005 cold season.

Cost of Sales

     The cost of sales for 2003 increased approximately $6.7 million or 99% over 2002. The increase was primarily due to an 80% increase in unit sales. The higher per unit cost of the swab products, including the higher cost agreed to in our previously announced settlement with Innovative Swab Technologies, the manufacturer of the old swab product, contributed to the increase in cost of sales. We expect that the cost of the new swab product that we introduced in the first quarter of 2004 will result in a lower per unit cost of that product in the future.

Gross Profit

     Gross profit for 2003 increased to approximately $30.0 million, or 79% above the 2002 level, due to the higher sales level. Offsetting the higher sales was the higher unit cost of sales, primarily due to the higher cost of the swab products, which is reflected in a decrease in gross profit percentage of sales to 69% in 2003 from 71% in 2002.

Operating Expenses

     Operating expenses increased from approximately $15.5 million in 2002 to $21.6 million in 2003. The increase is largely due to higher advertising expense ($11.7 million in 2003 compared to $7.7 million in 2002), higher sales commission expense of $1.4 million related to the increase in sales, and higher labor costs of $0.8 million. We believe that expense levels in future periods will be primarily affected by the timing and amount of advertising expenses and costs associated with new product introductions. Also, as a result of the recent litigation against the Company described in more detail in Item 3 of this Annual Report on Form 10-K, we expect our insurance costs will increase when our product liability insurance policy is up for renewal in April 2004.

Research and Development

     Research and development expense amounted to $2.6 million for 2003 compared to $294,000 for 2002, reflecting costs associated with the three new Zicam products that were introduced in 2003, development cost of the new swab product, and research expense of product concepts that we expect to introduce in 2004 and beyond. We expect to continue to invest approximately 6% of net sales in research and development activities in order to continue to introduce new products in the future.

Interest and Other Income - Net

     Interest and other income for 2003 amounted to approximately $175,000 or approximately $506,000 less than the 2002 level. Approximately $300,000 of the decrease is due to a decline in royalty income associated with a gum product marketed by Wrigley and $200,000 is due to a decrease in interest income from a lower invested cash balance.

Interest Expense

     Interest expense decreased to approximately $247,000 for 2003 from approximately $592,000 in 2002. The decrease is entirely attributable to the repayment of the debt incurred with our acquisition of the 40% interest in Zicam, LLC in December 2001. We currently have no debt outstanding.

Income (Loss) From Continuing Operations Before Income Tax and Minority Interest

     Our income before income taxes and minority interest in 2003 was approximately $5.8 million, an increase of approximately $4.7 million from the $1.0 million reported for 2002. The increase is due to a higher gross profit resulting from higher net sales. We expect that net income in future periods will be significantly impacted by the success of our 10 current products, new product introductions (including new products that we plan to introduce in 2004) and year-over-year changes in our advertising and research and development budgets.

Provision For Income Tax Expense

     Due to the income we recorded in 2002 and our expectation of net income in future periods, we concluded that, more likely than not, we will be able to utilize the accumulated tax loss carry-forward that had been generated in prior years but not reflected as an asset. Based on this determination, we recorded a decrease in the provision for income taxes of almost $3.4 million in 2002. The income tax expense in 2003 reflects a full provision for income tax expenses at our combined federal and state tax rates.

Results Of Operations For The Year Ended December 31, 2002 Compared To The Year Ended December 31, 2001

     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

		YEARS ENDED DECEMBER 31,
	2002		2001
Net sales	$23,548	100%	$16,072	100%
Cost of sales	6,752	29	4,215	26

Gross profit	16,796	71	11,857	74
Operating expenses	15,544	66	16,964	106
Research and development	294	1	716	4

Income (loss) from operations	958	4	(5,823)	(36)
Interest and other income - net	681	3	174	1
Interest expense	592	3	163	1

Income (loss) before provision (benefit) income taxes and minority interest	1,047	4	(5,812)	(36)
Provision for income taxes	(3,710)	(16)	—	—
Minority interest	—	—	1,013	6

Net income (loss) from continuing operations	$4,757	20%	$(4,799)	(30)%

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

     We introduced five new Zicam products in the third quarter of 2002: Cold Remedy Swabs, Cold Remedy Swabs - Kids Size, Extreme Congestion Relief, Sinus Relief and Nasal Moisturizer. The swab products in December 2002 were in a back order situation due to the inability of our supplier to increase production, and to higher than expected demand for the adult swab product.

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

Research and Development

     Research and development expense amounted to $294,000 for 2002, reflecting costs associated with the five new Zicam products that were introduced in the year. Expenses in 2001 primarily reflect costs associated with our nicotine gum development which we undertook in conjunction with Swedish Match AB (“Swedish Match”). This development was terminated in the third quarter of 2001 following our exit from the gum business.

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

     Our interest income is largely due to the Company’s invested cash position arising from the sale of our gum business in July 2001 to Wrigley, reduced in 2002 by payments made in conjunction with our acquisition of the remaining 40% interest in Zicam, LLC.

     Royalty income is from a dental gum product sold by Wrigley. We entered into the royalty agreement with Wrigley in conjunction with the sale of our gum assets in July 2001.

Interest Expense

     Interest expense increased to approximately $592,000 for 2002 from approximately $163,000 in 2001. The increase is entirely attributable to imputed interest accrued under the note that we issued to Zensano, Inc. (now Zengen, Inc.) in connection with our acquisition of Zensano’s 40% interest in Zicam, LLC in December 2001.

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

Liquidity and Capital Resources

     Our working capital increased $7.4 million to approximately $17.6 million at December 31, 2003 from approximately $10.2 million at December 31, 2002, due primarily to cash provided from operations.

     During 2003, we experienced an increase in cash from operations of $4.5 million due to an increase in net income of $3.3 million, and various non-cash charges to income of $2.9 million including $2.2 million of deferred income tax expense. Also contributing to the increase in cash from operations was an increase in accounts payable of $3.8 million and sales returns and allowances of $0.7 million. These increases in cash were offset by an increase in accounts receivable of $4.4 million and inventories of $1.7 million.

     Cash flows from investing activities used $0.4 million of cash due principally to tooling costs and prepayment for production of our new swab product. Cash flows from financing activities used $5.5 million due to the repayment of our outstanding debt.

     We have very little capital expenditures since we rely on contract manufacturers to produce our products. Therefore, to the extent our operations are profitable, our business is cash flow positive. Additionally, due to our sizeable tax loss carryforward, we are able to avoid sizeable income tax payments. We expect that this ability to avoid large tax payments should continue through 2004 and 2005. We do have working capital requirements arising from the increase of inventory and accounts receivable in excess of the increase in accounts payable, but these vary throughout the year reflecting the seasonal nature of our business.

     Currently, we do not have any debt outstanding and do not have plans to incur additional debt in the future. We have a $2.5 million credit facility in place with Comerica Bank which was renewed for a two-year term in May 2003. We do not currently have any borrowings outstanding under the facility and, due to our cash position, do not anticipate borrowing under the facility to meet our working capital requirements. We are in compliance with the earnings and financial covenants contained in our credit agreement.

     We believe that our existing capital resources and our credit line are sufficient to fund our operations and capital requirements for the next twelve months.

Contractual Obligations

     We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations
	(In thousands of dollars)

	Payments due by Period as of December 31, 2003
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	368,886	112,772	256,114	0	0
Purchase Obligations	1,921,000	1,921,000	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	$0	$0	$0	$0	$0

Total	$2,289,886	$2,033,772	$256,114	$0	$0

Recently Issued Accounting Standards

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. This did not result in any impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Financial Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003 and had no effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general, a variable entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003, which was subsequently delayed until the fourth quarter of 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the interpretation did not have any impact on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The adoption of this Statement had no effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 had no effect on the Company’s financial position or results of operations.

In December 2003, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. SAB No. 104 revises or rescinds portions of the interpretive guidance related to revenue recognitions included in Topic 13 of the codification of the staff accounting bulletins. SAB No. 104 became effective when issued, and adoption by the Company did not have a material impact on its financial position or results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS AND RISK FACTORS

Forward Looking Statements

     This Form 10-K, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project” and “predict”, or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:

•	our expectation that the manufacturer of the new swab design will be able to meet our requirements for the next cold season;

•	our intention to build inventory of swab products in 2004;

•	our expectation that future distribution of our three new products will increase significantly;

•	our belief that continued growth of our Extreme Congestion Relief, Sinus Relief, and Nasal Moisturizer products depends on achieving wider retail distribution;

•	our intention to further develop and expand our marketing efforts to expand the market presence of our existing Zicam products and our belief that such efforts will build brand awareness, trial and sales;

•	our intention to develop additional gel delivery system products and other new products;

•	our expectation of committing 6% of net sales to research and development efforts in 2004 and subsequent years;

•	anticipated expansion into international markets for our Zicam products and our expectations that such international markets will not provide any sales or revenue impact in the near future;

•	our expectation that net income in future periods will be significantly impacted by the success of our 10 current products, our future products, and year over year changes in our advertising and research and development budgets;

•	our belief that our expansion of the Zicam product line will expand our support from retailers;

•	our belief that our marketing efforts will continue to build brand awareness and increase product sales;

•	our expectation that the trend of increasing net sales will continue;

•	our belief that future Company expense levels will be primarily affected by advertising and new product development costs and that advertising expenses will be highest in the fourth and first quarters;

•	our expectation that environmental compliance-related expenses will remain low for the foreseeable future;

•	our intention to vigorously defend the lawsuits that have been recently filed against us based on claims of loss of or damage to sense of smell and/or taste and our belief that any liability resulting from these or other lawsuits, including any related publicity, could materially impact our financial results;

•	our expectation that the cost of the new swab product will result in a lower per unit cost of the product in the future;

•	our expectation as to the future expiration dates for our two United States patents, and our intention to continue to file patent and trademark applications in the United States and in jurisdictions outside the United States to protect the Company’s products;

•	our ongoing relationship with our product suppliers including, their ability to meet our production needs in the future;

•	our having no plans to directly manufacture and store our products;

•	our expectation of net income in future periods;

•	the effects of interest rate changes on our financial position;

•	our expectation that we will not pay dividends in the foreseeable future;

•	our belief that we will not need to borrow on our credit facility; and

•	our belief that our current capital resources and credit line are sufficient to fund the Company for the next 12 months.

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

     Statements in this Form 10-K, including those set forth in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and under the subheading below entitled “Risk Factors”, describe factors that could contribute to or cause actual results to differ materially from our expectations. Other such factors include (i) less than anticipated demand for our current and future products, (ii) lack of market acceptance for or uncertainties concerning the efficacy or safety of our current and future products or regulatory actions involving our products, (iii) difficulties in increasing production or maintaining sufficient inventories to meet unexpectedly high demand in the short term, including our inability to resolve product backlog and product pricing issues, (iv) financial difficulties encountered by one or more of our principal customers, (v) difficulties in obtaining additional capital for marketing, research and development, and other expenses, and (vii) material litigation involving patent and contractual claims, product liabilities and consumer issues.

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

If our Zicam products do not gain widespread market acceptance, our anticipated sales and results of operations will suffer

     Although we believe that each of our products, and in particular our Zicam Cold Remedy nasal products, offer unique benefits to consumers, we cannot be certain that any of these products will achieve widespread acceptance by the market. In addition, given their recent introduction in late 2003, our three new oral Zicam products have not yet reached the level of market recognition achieved by the original Zicam Cold Remedy nasal gel pump or swab products. While we are working to increase the market presence of all of our products, we cannot be certain that demand for these products will grow. If any unanticipated problem arises concerning the efficacy or safety of any of our products, or if any of our products fails to achieve widespread market acceptance for any other reason, our operating results and prospects would be materially adversely affected.

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

Our inability to provide scientific proof for product claims may adversely affect our sales

     The marketing of our Zicam products involves claims that these products assist in reducing the duration and severity of the common cold (in the case of Zicam Cold Remedy products and controlling allergy symptoms (in the case of Zicam Allergy Relief). Under FDA and FTC rules, we are required to obtain scientific data to support any health claims we make concerning our products. Although we have neither provided nor been requested to provide any scientific data to the FDA or FTC in support of claims regarding our Zicam products, we have obtained scientific data for our products. We cannot be certain, however, that the scientific data we have obtained in support of our claims will be deemed acceptable to the FDA or FTC, should either agency request any such data in the future. If the FDA or the FTC requests any supporting information, and we are unable to provide support that is acceptable to the FDA or the FTC, either agency could force us to stop making the claims in question or restrict us from selling the affected products.

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

We may incur significant costs resulting from product liability claims

     We are subject to significant liability should use or consumption of our products cause injury, illness or death. Although we carry product liability insurance, we cannot be sure that our insurance will be adequate to protect us against product liability claims or that insurance coverage will continue to be available on reasonable terms. In such regard, we may be required to structure self-insurance against product liability claims. Any substantial increase in insurance premiums and/or the costs of any such self-insurance program would have a material adverse effect on our results of operations and financial condition. A product liability claim, such as those described above in this Report on Form 10-K, even if without merit or for which we have substantial coverage, could result in significant legal defense costs, thereby increasing our expenses and lowering our earnings. Such a claim, whether or not proven to be valid, could have a material adverse effect on our product branding and goodwill, resulting in reduced market acceptance of our products. This in turn could materially adversely affect our results of operations and financial condition.

We do not have manufacturing capabilities of our own

     We currently do not have the physical or human resources to independently manufacture our Zicam products or any other products that we may develop. We currently outsource all of our product manufacturing and packaging operations and intend to continue this outsourcing for the foreseeable future. If we are unable to enter into cost-effective or otherwise suitable arrangements for manufacturing of our Zicam products or any other products, or if our third party contractors fail to adequately perform their manufacturing operations (as occurred with our old swab products), our sales and related financial results could be materially adversely affected. If, in the future, we decide to establish our own manufacturing facilities, we will require substantial additional funds and significant additional personnel to undertake such operations. We cannot be certain that such funding or a sufficient number of such qualified persons will be available for such an undertaking.

We may continue to experience product backlogs

     At the end of fiscal 2002, we had approximately $1.3 million in backlog of swab orders and at the end of fiscal 2003, we had approximately $0.4 million in backlog of swab orders. We have undertaken significant measures to remedy the manufacturing problems that led to our backlog in 2002 and 2003, including replacing our swab manufacturer and redesigning our swab product to permit higher volume production. We also intend to build a substantial inventory of swab products to reduce the likelihood of any backlog of swab products occurring in the 2004-2005 cough and cold season. However, we cannot be certain that these measures will be sufficient to prevent future backlog of these products or that other product backlogs will not occur in the future. Any such future backlogs will potentially result in higher production costs, higher freight costs to expedite shipment of raw materials and finished goods, fines from certain retailers, cancelled orders and lost opportunity costs. These in turn could materially affect our results of operations and financial condition

Our board of directors is authorized to issue shares of preferred stock that could have rights superior to our outstanding shares of common stock, and, if issued, could adversely impact the value of our common stock

     Our certificate of incorporation permits our board of directors, in its sole discretion, to issue up to 2,000,000 shares of authorized but unissued preferred stock. These shares may be issued by our board without further action by our shareholders, and may include any of the following rights (among others) as our board may determine, which rights may be superior to the rights of our outstanding common stock:

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

The price of our stock may continue to be volatile

     The market price of our common stock, which is quoted for trading on the Nasdaq National Market, has been highly volatile and may continue to be volatile in the future. Any or a combination of the following factors could cause the market value of our common stock to decline quickly: Operating results that differ from market expectations, negative or other unanticipated results of clinical trials or other testing, delays in product development, technological innovations or commercial product introductions by our competitors, changes in government regulations, developments concerning proprietary rights, including pending or threatened patent litigation, public concerns regarding the safety of any of our products and general economic and stock market conditions. These fluctuations have particularly affected the market prices of equity securities of small capitalization companies, like Matrixx. Often, the effect on the price of such securities is disproportionate to the operating performance of such companies. In our case, such broad market fluctuations may adversely affect our stockholders’ ability to dispose of their shares of Matrixx at a price equal to or above the price at which they purchased such shares. In addition, we believe our stock price has been impacted by a sizeable short position and resulting covering by investors with a short position in our stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank-California, which is described in the notes to our consolidated financial statements contained in this Form 10-K. As of December 31, 2003, we did not have any outstanding balance against this line of credit. During fiscal 2002, the average outstanding balance on our prior line of credit on a daily basis was approximately $100,000. Assuming future borrowings consistent with our average borrowings in 2002, a hypothetical interest rate change of 1% would increase our interest expense approximately $1,000 per year from the expense levels that we experienced in 2002. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

     As of December 31, 2003, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting

Standards No. 107. We presently hold approximately $4.5 million in short-term U.S. treasury securities which are not subject to material risk. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in 2003) or commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors’ Report and Consolidated Financial Statements of Matrixx, including the Notes to those statements, are included in Part III, Item 15 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have had no disagreements with our independent accountants with respect to accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this Item for our executive officers is set forth in Part I of this Form 10-K under the heading “Executive Officers of Matrixx”. The information required by this Item for our directors is set forth in our Proxy Statement relating to our 2004 annual meeting of stockholders to be held on April 28, 2004 (the “2004 Proxy Statement”), under the headings, “Proposal No. 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by this reference as if set forth in full.

     We have adopted a Code of Ethics which applies to our principal executive officer, our principal financial officer and our controller, as well as to all of our other employees. A copy of the Code of Ethics is attached as an exhibit to this Report on Form 10-K. We intend to make a copy of the Code of Ethics available for viewing on the Company’s internet website at www.matrixxinc.com. or www.zicam.com. If we make any substantive amendment to the Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver either on the Company’s internet web site or in a report on Form 8-K within five days after such amendment is made or such waiver is given.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item for our executive officers is set forth in the 2004 Proxy Statement, under the heading, “Executive Compensation”, and is incorporated herein by this reference as if set forth in full. The information set forth in the 2004 Proxy Statement under the headings, “Report of the Audit Committee” and “Report of the Compensation Committee” is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item for certain of our beneficial owners is set forth in the 2004 Proxy Statement, under the heading, “Security Ownership of Certain Beneficial Owners”, and is incorporated herein by this reference as if set forth in full.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth information as of December 31, 2003 with respect to our compensation plans and individual compensation arrangements under which our equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision to us of goods or services.

Number of securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
Plan category	and rights	and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	445,800	$8.85	685,850
Equity compensation plans not approved by security holders	50,000	$14.72	0
Total	495,800	$9.44	685,850

     The 50,000 securities (all of which are shares of our common stock) referred to in column (a) of the above table were issuable as of December 31, 2002 under the following individual compensation arrangements:

•	10,000 shares issuable upon exercise of stock options issued to Edward E. Faber in September 2000 as board member compensation, with an exercise price of $14.31 per share, and expire in September 2004;

•	10,000 shares issuable upon exercise of stock options issued to Edward J. Walsh in September 2000 as board member compensation, with an exercise price of $14.31 per share, and expire in September 2004; and,

•	30,000 shares issuable upon exercise of warrants issued to C.J.B. Consulting, Inc. and Next Millenium Capital Holdings, LLC in June 1999 in connection with financing activities undertaken by the Company at that time, which warrants have an exercise price of $15.00 per share and expire in June 2004. 15,000 warrants held by Next Millennium Capital were exercised in January 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth in the 2004 Proxy Statement, under the headings, “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” and is incorporated herein by this reference as if set forth in full.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is set forth in the 2004 Proxy Statement, under the heading, “Accountant Fees and Services” and is incorporated herein by this reference as if set forth in full.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. Financial Statements and Supplementary Data

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
(formerly Gum Tech International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Matrixx Initiatives, Inc.

We have audited the accompanying consolidated balance sheets of Matrixx Initiatives, Inc. and Subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Matrixx Initiatives, Inc. and Subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Mayer Hoffman McCann P.C.
Certified Public Accountants

Greenwood Village, Colorado
January 23, 2004 (except for the second to last paragraph of Note 11, as to which the date is March 12, 2004)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Matrixx Initiatives, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows of Matrixx Initiatives, Inc. and Subsidiary for the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Matrixx Initiatives, Inc. and Subsidiary for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Angell & Deering
Certified Public Accountants

Denver, Colorado
February 8, 2002

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002

Current Assets:
Cash and cash equivalents	$10,682,614	$12,010,091
Accounts receivable:
Trade, net of allowance for doubtful accounts of $601,357 and $647,280	11,471,511	7,037,596
Inventories	3,267,604	1,573,034
Prepaid expenses	615,790	523,829
Deferred tax asset	2,829,556	1,073,765

Total Current Assets	28,867,075	22,218,315

Property and Equipment, at cost:
Office furniture and equipment	681,528	588,395
Machine tooling	150,000	—
Leasehold improvements	37,202	39,314

	868,730	627,709
Less accumulated depreciation	(247,728)	(89,795)

Net Property and Equipment	621,002	537,914

Other Assets:
Deposits	212,697	37,697
Debt issuance costs, net of accumulated amortization of $35,000 and $20,417	—	14,583
Deferred tax asset	4,351,810	8,284,720
Patents, net of accumulated amortization of $138,780 and $71,700	984,820	1,051,900
Goodwill	15,039,836	15,039,836

Total Other Assets	20,589,163	24,428,736

Total Assets	$50,077,240	$47,184,965

The accompanying notes are an integral
part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
(CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2003	2002

Current Liabilities:
Accounts payable and accrued expenses	$9,552,218	$5,771,407
Sales returns and allowances	1,734,568	1,004,713
Current portion of long-term debt	—	5,253,643

Total Current Liabilities	11,286,786	12,029,763

Long-Term Debt, net of current portion above:
Financial institutions and other	—	5,253,643
Less current portion above	—	(5,253,643)

Total Long-Term Debt	—	—

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,474,601 and 9,441,451 shares issued and outstanding	9,475	9,442
Additional paid in capital	41,993,189	41,524,921
Accumulated deficit	(2,972,987)	(6,317,305)

	39,029,677	35,217,058

Less common stock held in treasury, at cost (35,900 and 9,600 shares)	(239,223)	(61,856)

Total Stockholders’ Equity	38,790,454	35,155,202

Total Liabilities and Stockholders’ Equity	$50,077,240	$47,184,965

The accompanying notes are an integral
part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001

Net sales	$43,495,763	$23,547,636	$16,072,162
Cost of sales	13,454,331	6,752,041	4,214,812

Gross Profit	30,041,432	16,795,595	11,857,350

Operating expenses	21,641,749	15,543,890	16,963,958
Research and development	2,557,072	293,486	716,390

Income (Loss) From Operations	5,842,611	958,219	(5,822,998)

Other Income (Expense):
Interest and other income, net	175,533	680,544	174,023
Interest expense	(246,479)	(592,055)	(162,882)

Total Other Income (Expense)	(70,946)	88,489	11,141

Income (Loss) Before Provision (Benefit) For Income Taxes and Minority Interest	5,771,665	1,046,708	(5,811,857)

Provision (benefit) for income taxes	2,427,347	(3,709,947)	—
Minority interest in earnings of consolidated affiliate	—	—	1,012,543

Net Income (Loss) From Continuing Operations	3,344,318	4,756,655	(4,799,314)

Discontinued Operations:
Loss from discontinued operations	—	—	(305,415)
Gain on disposal of gum operations, net of income taxes of $325,000	—	—	17,717,362

Total Gain From Discontinued Operations	—	—	17,411,947

Net Income	$3,344,318	$4,756,655	$12,612,633

The accompanying notes are an integral
part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(CONTINUED)

	2003	2002	2001

Net Income (Loss) Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,420,059	9,422,873	9,284,234
Net Income (Loss) Per Share of Common Stock:
Continuing operations	$.36	$.50	$(.52)
Discontinued operations	—	—	1.88

Net Income (Loss)	$.36	$.50	$1.36

Diluted:
Weighted Average Number of Common Shares Outstanding	9,473,082	9,455,403	9,284,234
Net Income (Loss) Per Share of Common Stock:
Continuing operations	$.35	$.50	$(.52)
Discontinued operations	—	—	1.88

Net Income (Loss)	$.35	$.50	$1.36

The accompanying notes are an integral
part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Series A
	Preferred Stock		Common Stock		Additional Paid In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit

Balance at December 31, 2000	—	$—	9,047,047	$9,047	$34,126,014	$—	$(23,686,593)

Issuance of common stock upon exercise of stock options and warrants	—	—	185,204	185	1,159,228	—	—

Issuance of common stock for cash	—	—	200,000	200	1,501,676	—	—

Compensation from issuance of stock options	—	—	—	—	25,830	—	—

Repurchase shares of the Company’s common stock (8,100 shares)	—	—	—	—	—	(52,436)	—

Acquisition of subsidiary	—	—	—	—	(1,326,785)	—	—

Net income	—	—	—	—	—	—	12,612,633

Balance at December 31, 2001	—	—	9,432,251	9,432	35,485,963	(52,436)	(11,073,960)

Issuance of common stock for services	—	—	700	—	6,683	—	—

Repurchase shares of the Company’s common stock (1,500 shares)	—	—	—	—	—	(9,420)	—

Issuance of restricted stock pursuant to the Company’s restricted stock bonus program	—	—	8,500	10	71,476	—	—

Income tax benefit from the exercise of stock options	—	—	—	—	5,960,799	—	—

Net income	—	—	—	—	—	—	4,756,655

Balance at December 31, 2002	—	—	9,441,451	9,442	41,524,921	(61,856)	(6,317,305)

The accompanying notes are an integral
part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(CONTINUED)

	Series A
	Preferred Stock		Common Stock		Additional Paid In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit

Issuance of common stock for services	—	—	300	—	2,402	—	—

Issuance of common stock upon exercise of stock options	—	—	20,000	20	219,730	—	—

Repurchase shares of the Company’s common stock (26,300 shares)	—	—	—	—	—	(177,367)	—

Issuance of restricted stock pursuant to the Company’s restricted stock bonus program	—	—	12,850	13	227,946	—	—

Income tax benefit from the exercise of stock options	—	—	—	—	18,190	—	—

Net income	—	—	—	—	—	—	3,344,318

Balance at December 31, 2003	—	$—	9,474,601	$9,475	$41,993,189	$(239,223)	$(2,972,987)

The accompanying notes are an integral
part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001

Cash Flows From Operating Activities:
Net income	$3,344,318	$4,756,655	$12,612,633
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	157,933	78,770	225,853
Amortization	81,663	87,498	4,619
Amortization of discount on notes payable	246,357	576,118	46,906
Provision for bad debts	(45,923)	209,913	450,115
Deferred income taxes	2,195,309	(3,397,687)	—
Loss on disposal of assets	—	20,104	530
Impairment of investment	—	—	250,000
Gain on disposal of gum operations	—	—	(17,717,362)
Compensation from issuance of stock options	—	—	25,830
Common stock issued for compensation	230,361	78,169	—
Minority interest in earnings of consolidated affiliate	—	—	(1,012,543)
Changes in assets and liabilities:
Restricted cash	—	1,503,150	(316,036)
Accounts receivable	(4,387,992)	(2,786,352)	(712,540)
Employee receivables	—	—	911
Inventories	(1,694,570)	7,878	869,518
Prepaid expenses and other	(91,961)	(15,367)	(397,418)
Interest receivable	—	—	(111,912)
Accounts payable and accrued expenses	3,780,811	(752,263)	2,148,721
Customer deposits	—	—	(64,862)
Sales returns and allowances	729,855	(27,184)	176,137
Deferred revenue	—	—	(936,141)

Net Cash Provided (Used) By Operating Activities	4,546,161	339,402	(4,457,041)

Cash Flows From Investing Activities:
Capital expenditures	(241,021)	(573,679)	(1,190,871)
Proceeds from sale of gum operations	—	—	25,000,000
Costs of sale of gum operations	—	—	(1,527,922)
Notes receivable	—	200,000	(200,000)
Cash paid for purchase of Zicam	—	—	(6,239,512)
Deposits and other	(175,000)	(5,297)	661,698
Purchase of marketable securities	—	—	(17,543,105)
Maturity of marketable securities	—	10,656,380	6,998,637
Investment in corporation	—	—	(250,000)

Net Cash Provided (Used) By Investing Activities	(416,021)	10,277,404	5,708,925

The accompanying notes are an integral
part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(CONTINUED)

	2003	2002	2001

Cash Flows From Financing Activities:
Proceeds from borrowing	$—	$—	$600,000
Principal payments on notes payable	(5,500,000)	(5,905,280)	(602,956)
Debt issuance costs	—	(35,000)	—
Issuance of common stock	219,750	—	2,661,289
Purchase of treasury stock	(177,367)	(9,420)	(52,436)

Net Cash Provided (Used) By Financing Activities	(5,457,617)	(5,949,700)	2,605,897

Net Increase (Decrease) in Cash and Cash Equivalents	(1,327,477)	4,667,106	3,857,781

Cash and Cash Equivalents at Beginning of Year	12,010,091	7,342,985	3,485,204

Cash and Cash Equivalents at End of Year	$10,682,614	$12,010,091	$7,342,985

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$246,479	$610,657	$136,492
Income taxes	996	12,740	336,127
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Note payable incurred in connection with purchase of 40% interest in Zicam	$—	$—	$10,130,619

The accompanying notes are an integral
part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization

Gum Tech International, Inc. (the “Company”) was incorporated in Utah on February 4, 1991 to develop, market and distribute specialty chewing gum products for branded and private label customers, as well as products marketed under the Company’s brand. The Company sold its gum operations in July 2001 (Note 2). On June 18, 2002, the Company completed its previously announced plans to reincorporate in Delaware and change its name to Matrixx Initiatives, Inc. (“Matrixx” or the “Company”). The reincorporation and name change were effectuated through a merger of the Company (then Gum Tech International, Inc.) with and into its wholly-owned Delaware subsidiary, Matrixx Initiatives, Inc. The timing of the merger (including the resulting reincorporation and name change) immediately followed the receipt of approval of the Company’s shareholders at its regularly scheduled annual meeting held on such date. The authorized capital stock of Matrixx consists of (i) 30,000,000 shares of common stock, $.001 par value, (“common stock”) and (ii) 2,000,000 shares of preferred stock $.001 par value. Upon the effectiveness of the merger, each share of Gum Tech International, Inc. common stock issued and outstanding immediately before the merger, was extinguished and converted into one issued and outstanding share of Matrixx common stock. All dollar amounts have been retroactively restated for the change in the capital structure.

The Company’s sole business segment in 2002 and 2003 is developing, marketing and selling over the counter products with an emphasis on those that utilize unique or novel delivery systems through a wholly-owned subsidiary, Gel Tech, L.L.C. (“Gel Tech”). On July 12, 2002, Gel Tech changed its name to Zicam, LLC (“Zicam”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Zicam. All significant intercompany accounts and transactions have been eliminated.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out pricing method.

Marketable Securities

Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of each purchase and re-evaluates such determination at each balance sheet date.

Property and Equipment

Depreciation of the primary asset classifications is calculated based on the following estimated useful lives using the straight-line method.

Classification	Useful Life in Years

Machine tooling	3
Office furniture and equipment	3-5
Leasehold improvements	2-10

Depreciation of property and equipment charged to operations was $157,933, $78,770 and $225,853 for the years ended December 31, 2003, 2002 and 2001, respectively.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies (Continued)

Intangible Assets

Debt issuance costs are being amortized using the straight-line method over the term of the notes, which approximates the effective interest method.

The patent is being amortized using the straight-line method over the remaining term of the patent at the date of purchase of 16.75 years. The estimated aggregate amortization expense for the Company’s patent is $67,081 on an annual basis for each of the next five years.

Goodwill is considered to have an indefinite life, and therefore, it is not amortized, but instead is tested for impairment at least annually.

Revenue Recognition

The Company recognizes revenue from product sales when earned, that is, when the risks and rewards of ownership have transferred to the customer, which is considered to have occurred upon shipment of the finished project. Sales incentives and returns are estimated and recognized at the date of shipment based upon historical activity and current agreements with customers. The Company evaluates these estimates on a regular basis and revises them as necessary.

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

	2003	2002	2001

Net income (loss) applicable to common shareholders, as reported	$3,344,318	$4,756,655	$12,612,633
Less stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	402,871	715,409	154,821

Proforma Net Income (Loss)	$2,941,447	$4,041,246	$12,457,812

Net income (loss) per share of common stock:
Basic:
As reported	$.36	$.50	$1.36
Pro forma	$.31	$.43	$1.34
Diluted:
As reported	$.35	$.50	$1.36
Pro forma	$.31	$.43	$1.34

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)

The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001

Risk-free interest rate	3.12%	3.80%	4.22%
Expected life	4.88 years	3.66 years	3.13 years
Expected volatility	62.96%	63.80%	66.29%
Expected dividend yield	0%	0%	0%

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

Comprehensive Income

Comprehensive income consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States of America are excluded from net income (loss). Such items consist primarily of unrealized gains and losses on marketable equity securities and foreign translation gains and losses. The Company has not had any such items in the prior three years and, consequently, net income (loss) and comprehensive income (loss) are the same.

Shipping and Handling Costs

The Company includes shipping and handling costs in cost of sales.

Income Taxes

Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

Research and Development

Research and development costs are expensed as incurred. Research and development costs were $2,557,072, $293,486 and $974,447 for the years ended December 31, 2003, 2002 and 2001, respectively. The portion of these costs associated with the Company’s gum operations that were sold, are included in discontinued operations for 2001.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies (Continued)

Advertising

The Company advertises primarily through television and print media. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expense was $11,690,166, $7,736,982 and $8,867,239 for the years ended December 31, 2003, 2002 and 2001, respectively.

Net Income (Loss) Per Share of Common Stock

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

The basic and diluted earnings per share are the same for 2001 since the Company had a net loss from continuing operations, and the inclusion of stock options and other incremental shares would be anti-dilutive. The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the years ended December 31, 2003, 2002 and 2001. Options, warrants and other incremental shares to purchase 108,000, 389,500 and 654,960 shares of common stock at December 31, 2003, 2002 and 2001, respectively were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

	Year Ended December 31,

	2003	2002	2001

Net income (loss) applicable to common shareholders	$3,344,318	$4,756,655	$12,612,633

Weighted average common shares outstanding - Basic	9,420,059	9,422,873	9,284,234
Dilutive securities	53,023	32,530	—

Weighted average common shares outstanding - Diluted	9,473,082	9,455,403	9,284,234

Net income (loss) per common share:
Basic	$.36	$.50	$1.36
Diluted	$.35	$.50	$1.36

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003, which did not result in any impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Financial Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003 and had no effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general a variable entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003, which was subsequently delayed until the fourth quarter of 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the interpretation did not have any impact on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The adoption of this Statement had no effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 had no effect on the Company’s financial position or results of operations.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards (Continued)

In December 2003, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. SAB No. 104 revises or rescinds portions of the interpretive guidance related to revenue recognitions included in Topic 13 of the codification of the staff accounting bulletins. SAB No. 104 became effective when issued, and adoption by the Company did not have a material impact on its financial position or results of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation. The results of the Company’s operations for 2001 have been restated for the discontinued operations of the Company’s gum operations.

2.	Discontinued Operations

Sale of Gum Operations

On July 20, 2001, the Company sold substantially all of its assets related to its gum operations to Wm. Wrigley Jr. Company (“Wrigley”), for $25,000,000 in cash and other consideration. The Company retained certain assets, including cash, accounts receivable, its 60% interest in Zicam and its 49% interest in a joint venture with Swedish Match AB. In addition, Wrigley purchased 200,000 shares of the Company’s common stock at a price of $7.50938 per share, or approximately $1,501,876.

The results of operations for 2001 have been restated for the discontinued gum operations, which are summarized below. In addition, the Company recorded an after-tax gain of approximately $17,717,362 as a result of the asset sale in 2001.

Summary of Operating Results of Discontinued Operations for the year ended December 31, 2001:

Net sales	$2,064,457
Cost of sales	2,233,272

Gross profit	(168,815)
Operating expenses	814,684
Research and development	258,057

Income (loss) from operations	(1,241,556)
Other income (expense)	936,141

Net Income (Loss)	$(305,415)

3.	Inventories

Inventories consist of the following:

	2003	2002

Raw materials and packaging	$1,137,584	$506,823
Finished goods	2,130,020	1,066,211

Total	$3,267,604	$1,573,034

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Current Notes Payable

Bank

The Company has a $2,500,000 line of credit due in 2005 with interest at .75% above prime (or 4.75% at December 31, 2003), collateralized by accounts receivable, inventory, property and equipment, intangible assets and other assets of the Company. The loan also contains various financial covenants regarding liquidity, tangible net worth, and other financial ratios. Also, the Company’s quarterly net income cannot be less than $0 for any two consecutive quarters and the Company must not have a loss for any fiscal year. The Company is also restricted from paying dividends without the consent of the Company’s lender.

5.	Long-Term Debt

Long-term debt consists of the following:

	2003	2002

Financial Institutions and Other
Non-interest bearing installment note with imputed interest at 6.5% due in 2003, payable in four installments of $2,750,000 on June 30, 2002, November 30, 2002, June 30, 2003 and November 30, 2003. Collateralized by forty percent ownership interest in Zicam	$—	$5,253,643

Total Long-Term Debt	—	5,253,643

Less current portion of long-term debt	—	(5,253,643)

Long-Term Debt	$—	$—

6.	Reserves

The following schedules summarize the activity in the reserves for sales returns and allowances and allowance for doubtful accounts reserve for each of the years ended:

		(C)
	(B)	Additions
	Balance at	Charged to		(E)
(A)	Beginning of	Costs and	(D)	Balance at
Description	Period	Expenses	Deductions	End of Period

Reserves for Sales Returns and Allowances
December 31, 2001	$845,760	$2,893,679	$2,409,289	$1,330,150
December 31, 2002	1,330,150	4,054,491	4,379,928	1,004,713
December 31, 2003	1,004,713	5,879,542	5,149,687	1,734,568

		(C)
	(B)	Additions
	Balance at	Charged to		(E)
(A)	Beginning of	Costs and	(D)	Balance at
Description	Period	Expenses	Deductions	End of Period

Allowance for Doubtful Accounts
December 31, 2001	$306,835	$450,115	$288,561	$468,389
December 31, 2002	468,389	244,834	65,943	647,280
December 31, 2003	647,280	114,353	160,276	601,357

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	2003	2002	2001

Current:
Federal	$110,309	$(325,000)	$325,000
State	121,729	12,740	—

Total	232,038	(312,260)	325,000

Deferred:
Federal	2,122,462	(3,208,806)	—
State	72,847	(188,881)	—

Total	2,195,309	(3,397,687)	—

Total Provision (Benefit) For Income Taxes	$2,427,347	$(3,709,947)	$325,000

The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

	2003	2002	2001

Federal statutory rate	34%	34%	34%
State income taxes, net of federal benefits	5	5	5
Valuation allowance	(5)	(324)	—
Other	8	(31)	—
Net operating loss carryover	—	(38)	(39)

Total	42%	(354)%	—%

The income taxes for the year ended December 31, 2001 was comprised of federal alternative minimum tax that was due as a result of the gain on the sale of the Company’s gum operations.

Significant components of deferred income taxes as of December 31, 2003 and 2002 are as follows:

	2003	2002

Net operating loss carryforwards	$6,923,700	$9,435,500
Reserve for bad debts	246,400	265,200
Inventory valuation reserve	68,200	36,700
Reserves and accrued expenses	795,400	513,400
Research and development credit	106,700	—
Other	122,600	29,300
Valuation allowance	(100,000)	(400,100)

Total Deferred Tax Asset	8,163,000	9,880,000

Amortization of intangible assets	(862,800)	(448,900)
Depreciation	(118,800)	(72,600)

Total Deferred Tax Liability	(981,600)	(521,500)

Net Deferred Tax Asset	$7,181,400	$9,358,500

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income Taxes (Continued)

The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history and trends, sales backlog and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred asset in 2001 as it had determined that it was more likely than not that no deferred tax assets would be realized. In 2002, the Company determined that it is more likely than not that the deferred tax assets will be realized and the valuation allowance had been reduced to $400,100. During 2003, the Company further reduced the valuation allowance to $100,000. The net change in the valuation allowance for deferred tax assets in 2003 and 2002 was a decrease of $300,100, and $3,902,800, respectively. The Company will continue to review this valuation allowance on a quarterly basis and make adjustments as appropriate.

The tax benefits associated with employee exercises of non-qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduces income taxes currently payable. However, no benefits were recorded to additional paid in capital in 2001 because their realization was not more likely than not to occur and consequently, a valuation allowance was recorded against the entire benefit. In 2002, the Company determined that it is more likely than not that the amounts would be realized and has recorded a benefit that is charged to additional paid in capital in 2003 and 2002 of $18,190 and $5,960,799, respectively.

At December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $18,000,000 and $16,000,000, respectively. Such carryforwards expire in the years 2018 through 2020 and 2004 through 2005 for federal and state purposes, respectively.

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

9.	Stockholders’ Equity

Stock Repurchase Plan

In September 2001, the Company began acquiring shares of its common stock in connection with its stock repurchase plan approved in August 2001 and expired in August 2002. The plan authorized the Company to repurchase up to 1,000,000 outstanding common shares. During 2001, the Company purchased 8,100 shares of common stock at an aggregate cost of $52,436. During 2002, the Company purchased 1,500 shares of common stock at an aggregate cost of $9,420.

In December 2002, the Company’s Board of Directors authorized a Common Stock Repurchase Program for up to 250,000 shares of the Company’s common stock, which expired on December 31, 2003. During 2003, the Company purchased 26,300 shares of common stock at an aggregate cost of $177,367.

Shareholder Rights Plan

On July 12, 2002, the Board of Directors of the Company adopted a shareholder rights plan in the form of a Rights Agreement dated as of July 22, 2002 by and between the Company and Corporate Stock Transfer, Inc., as Rights Agent (the “Rights Agreement”). On July 12, 2002, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock. The dividend was paid on July 22, 2002 to the Company’s stockholders of record on that date.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Stockholders’ Equity (Continued)

Shareholder Rights Plan (Continued)

The Rights also apply to, and will be issued in the same proportion in connection with, all future common stock issuances until the Distribution Date (defined below) or the expiration or earlier redemption or exchange of the Rights. Each Right permits the registered holder thereof to purchase from the Company, at any time after the Distribution Date, one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock for a purchase price of $50.79 per such one one-thousandth of a share, subject to certain possible adjustments provided for in the Rights Agreement. The Board of Directors of the Company has authorized the issuance of up to 20,000 shares of Series A Junior Participating Preferred Stock upon the exercise of Rights.

Initially the Rights will be attached to all certificates representing shares of common stock then outstanding, and no separate Rights certificates will be distributed. The Rights will separate from the common stock upon the earlier to occur of (i) 10 days after the public announcement of a person’s or group of affiliated or associated persons having acquired beneficial ownership of 15% or more of the outstanding common stock (such person or group being an “Acquiring Person”), or (ii) 10 business days (or such later date as the Company’s Board may determine) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer for the common stock, the consummation of which would result in a person or group’s becoming an Acquiring Person (the earlier of such dates being the “Distribution Date”). The Rights are not exercisable until the Distribution Date. If any person (or group of persons) becomes an Acquiring Person, except in a tender or exchange offer which is for all outstanding common stock at a price and on terms which a majority of the Company’s Board determines to be adequate and in the best interests of the Company, its shareholders and other relevant constituencies (other than such Acquiring Person, its affiliates and associates), each holder of a Right will thereafter be entitled to acquire, for each Right so held, one share of common stock for a purchase price equal to 50% of the then current market price for such share of common stock. All Rights beneficially owned by an Acquiring Person or any affiliate or associate thereof will be null and void and not exercisable. The Rights expire on July 22, 2012 provided that, prior to a person (or group of persons) becoming an Acquiring Person, the Company may redeem the Rights for $0.01 per Right. All of the provisions of the Rights Agreement may be amended before the Distribution Date by the Board of Directors of the Company for any reason it deems appropriate. After the Distribution Date, the provisions of the Rights Agreement may be amended by the Board in order to cure any ambiguity, defect or inconsistency, to make changes which do not adversely affect the interest of Rights (excluding the interest of any Acquiring Person) or, subject to certain limitations, to shorten or lengthen any time period under the Rights Agreement.

Directors Restricted Stock Purchase Program

In 2002, the Company established a Director Restricted Stock Purchase Program (the “Program”). Under the Program the number of shares to which the Director will be entitled is equal to the cash portion of compensation payable to him for Directors fees by the Company that he wishes to apply to the purchase of shares under the Program divided by 80% of the closing price of the Company’s stock price on the date the cash consideration would be paid. Shares issued under the Program are restricted until the first to occur of (i) the expiration of three years from the date the shares are issued, (ii) a change in control of the Company, and (iii) the Directors death or disability.

10.	Stock Options and Warrants

1995 Stock Option Plan

In March 1995, the Company adopted a stock option plan (the “1995 Plan”) which provides for the grant of both incentive stock options and non-qualified options. A total of 2,000,000 shares of common stock have been reserved for issuance under the 1995 Plan.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Stock Options and Warrants (Continued)

1995 Stock Option Plan (Continued)

Options under the Company’s 1995 Plan are issuable only to eligible officers, directors, key employees and consultants of the Company. The 1995 Plan is administered by a committee selected by the Board of Directors, which determines those individuals who shall receive options, the time period during which the options may be exercised, the number of shares of common stock that may be purchased under each option, and the option price. Unless sooner terminated, the 1995 Plan shall remain in effect until January 1, 2005.

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

The following table contains information on the stock options under the Company’s 1995 Plan for the years ended December 31, 2001, 2002 and 2003. The outstanding options expire from April 2004 to July 2006.

	Number of	Weighted Average
	Shares	Exercise Price

Options outstanding at December 31, 2000	591,500	$10.34
Granted	95,000	7.94
Exercised	(158,500)	5.96
Cancelled	(205,000)	11.43

Options outstanding at December 31, 2001	323,000	11.10
Granted	—	—
Exercised	—	—
Cancelled	(111,000)	12.12

Options outstanding at December 31, 2002	212,000	10.57
Granted	—	—
Exercised	(15,000)	12.25
Cancelled	(44,000)	12.89

Options outstanding at December 31, 2003	153,000	$9.73

2001 Long-Term Incentive Plan

In November 2001, the Company adopted the 2001 Long-Term Incentive Plan (the “2001 Plan”). The 2001 Plan provides for the grant of incentive stock options, non-qualified options, restricted common stock, performance based awards, tandem awards and substitute awards. A total of 1,000,000 shares of common stock have been reserved for issuance under the 2001 Plan.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Stock Options and Warrants (Continued)

2001 Long-Term Incentive Plan (Continued)

The following table contains information on the stock options under the Company’s 2001 Plan for the years ended December 31, 2001, 2002, and 2003. The outstanding options expire from March 2007 to July 2010.

	Number of	Weighted Average
	Shares	Exercise Price

Options outstanding at December 31, 2000	—	$—
Granted	12,000	6.90
Exercised	—	—
Cancelled	—	—

Options outstanding at December 31, 2001	12,000	6.90
Granted	178,800	8.86
Exercised	—	—
Cancelled	—	—

Options outstanding at December 31, 2002	190,800	8.74
Granted	170,000	8.34
Exercised	(5,000)	7.20
Cancelled	(63,000)	9.39

Options outstanding at December 31, 2003	292,800	$8.39

Other Stock Options

The Company has granted non-qualified stock options to consultants, directors and other individuals. The outstanding options expire in September 2004.

The following table contains information on all of the Company’s non-plan stock options for the years ended December 31, 2001, 2002 and 2003.

	Number of	Weighted Average
	Shares	Exercise Price

Options outstanding at December 31, 2000	176,786	$10.12
Granted	10,000	8.88
Exercised	—	—
Cancelled	(14,286)	11.44

Options outstanding at December 31, 2001	172,500	10.11
Granted	—	—
Exercised	—	—
Cancelled	(57,500)	9.48

Options outstanding at December 31, 2002	115,000	10.43
Granted	—	—
Exercised	—	—
Cancelled	(95,000)	9.61

Options outstanding at December 31, 2003	20,000	$14.31

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Stock Options and Warrants (Continued)

Other Stock Option Information

The weighted average fair value of options granted was $4.59, $4.14 and $3.61 in 2003, 2002 and 2001, respectively.

The following table summarizes information about the Company’s two stock-based compensation plans outstanding at December 31, 2003:

Options Outstanding and Exercisable by Price Range as of December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life In Years	Price	Exercisable	Price

$6.90 - 9.00	317,800	4.70	$8.02	145,800	$7.79
$9.01 - 16.13	128,000	2.87	$10.92	84,333	$11.66

$6.90 - 16.13	445,800	4.17	$8.85	230,133	$9.21

Compensation Expense

The Company recorded compensation expense of $0, $0, and $25,830 for the years ended December 31, 2003, 2002 and 2001, respectively for the value of certain options granted to non-employees of the Company. The valuation of the options and warrants granted to employees is based on the difference between the exercise price and the market value of the stock on the measurement date. The valuation of the options granted to non-employees is estimated using the Black-Scholes option pricing model.

The Company issued 12,850 and 8,500 shares of its restricted common stock to employees in 2003 and 2002, respectively, pursuant to the Company’s restricted stock bonus program. The Company recorded compensation expense of $227,959 and $71,486 in 2003 and 2002, respectively, for the value of the shares issued. The weighted average fair value of the restricted common stock at the date of grant for the shares issued in 2003 was $17.74 per share, and $8.41 per share for shares issued in 2002.

Financing Warrants

In connection with the Company’s Securities Purchase Agreement for the sale of senior notes and Series A preferred stock in 1999, the Company issued warrants to the lenders. The Company issued a total of 60,000 common stock purchase warrants as a finder’s fee in connection with the financing. Each warrant is exercisable to purchase one share of the Company’s common stock, 30,000 at $11.70 per share through June 1, 2002 and 30,000 at $15.00 per share through June 1, 2004. As of December 31, 2003 and 2002, 30,000 warrants are outstanding and 30,000 warrants expired unexercised in 2002.

11.	Commitments and Contingencies

Leases

The Company leases its office facilities under a long-term leasing arrangement. The following is a schedule of future minimum lease payments at December 31, 2003 under the Company’s operating leases that have initial or remaining noncancellable lease terms in excess of one year, including the office lease agreement signed in January of 2004:

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Commitments and Contingencies (Continued)

Leases (Continued)

Year Ending
December 31,	Facilities

2004	$112,772
2005	82,096
2006	85,371
2007	88,647

Total Minimum Lease Payments	$368,886

Rental expense charged to operations was $267,596, $256,804 and $280,838 for the years ended December 31, 2003, 2002 and 2001, respectively.

Officer Indemnification

Under the organizational documents, the Company’s officers, employees, and directors are indemnified against certain liability arising out of the performance of their duties to the Company. The Company also has an insurance policy for its directors and officers to insure them against liabilities arising from the performance of their duties required by their positions with the Company. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects the risk of loss to be remote.

Litigation

The Company is involved in various product liability claims and other legal proceedings that arise from time to time in the ordinary course of business. The Company does not believe any of them will have a material adverse affect on the Company’s financial position. Litigation is inherently unpredictable, and excessive verdicts do occur. Although the Company believes it has valid defenses in these matters, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse affect on the Company’s financial position or results of operations in any particular period.

Among the principal matters pending to which the Company is a party are the following:

Product Liability Matters

Litigation relating to Zicam® Cold Remedy nasal gel arises from claims that the product causes the permanent loss of taste and smell, or anosmia. The Company feels that the clinical studies performed on the product are sufficient evidence to refute such claims.

As of December 31, 2003, suits involving three users of the Zicam® Cold Remedy nasal gel products had been filed in various federal and state courts. All of these suits are at a preliminary stage and the Company has not yet obtained and reviewed complete information regarding the plaintiffs and their medical conditions, and consequently, the Company is unable to fully evaluate the claims.

On March 12, 2004, the Company was served with a complaint that was filed in the Superior Court of Maricopa County, Arizona, whereby sixty-four plaintiffs alleged that the use of the Zicam® Cold Remedy nasal gel products resulted in anosmia, the loss of their sense of smell. Specific damages have not been requested and the Company has turned the lawsuit over to its product liability insurance carrier.

The Company is actively engaged in defending these various lawsuits.

12.	Related Party Transactions

In 2000, the Company loaned $150,000 to the Company’s former President. The note included interest at 10% per annum. The $150,000 note receivable from the Company’s former President plus accrued interest of $8,671 was forgiven in 2001 in connection with the sale of the Company’s gum operations in 2001.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Employee Benefit Plan

Effective September 1, 1997, the Company adopted a Simple Retirement Account Plan for employees. The Company shall make a matching contribution for each employee in an amount equal to each employees’ Salary Reduction Contributions for the Plan year of up to 3% of the employees compensation for the Plan year. The Company made matching contributions of $35,255, $20,539 and $32,988 for the years ended December 31, 2003, 2002 and 2001, respectively. Each employee shall be fully vested at all times in their contribution and the Company’s matching contributions.

14.	Concentration of Credit Risk and Major Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its cash equivalents with high credit quality financial institutions and limits its credit exposure with any one financial institution. The Company’s cash in its banks exceeds the federally insured limits. The Company provides credit in the normal course of business to many of the nation’s top drug stores and mass merchandisers. The Company’s accounts receivable are due from customers located throughout the United States. The Company performs periodic credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses have not exceeded management’s expectations.

The Company’s sales are from ten products marketed under the Zicam brand name, with a majority of its sales attributable to its Cold Remedy products, which subjects the Company to significant financial exposure. If future sales of these products decrease, and in particular sales of its Cold Remedy formula, the Company’s operations could be materially adversely affected.

The Company currently relies on five different manufacturers to produce its ten products, but has identified alternative suppliers for each of the products. However, the Company has not made any purchases from these alternative suppliers.

Sales to major customers, which comprised 10% or more of net sales, for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001

Customer A	16.9%	18.2%	10.6%
Customer B	14.4%	*	10.3%
Customer C	*	11.0%	*

* Less than 10%

15.	Fair Value of Financial Instruments

Disclosures about Fair Value of Financial Instruments for the Company’s financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company’s financial instruments as of December 31, 2003 and 2002:

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Fair Value of Financial Instruments (Continued)

	2003		2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$10,682,614	$10,682,614	$12,010,091	$12,010,091
Financial Liabilities:
Long-term debt	—	—	5,253,643	5,253,643

The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments. The carrying value of long-term debt approximates fair value because the note is non-interest bearing and has been recorded by the Company on a discounted basis using a market rate of interest.

16.	Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years 2003 and 2002 are summarized below:

	Fiscal Year 2003 Quarters

	1st	2nd	3rd	4th	Total

Net sales	$8,901,675	$2,994,419	$13,374,004	$18,225,665	$43,495,763
Gross profit	6,252,630	1,848,835	9,158,970	12,780,997	30,041,432
Net income (loss) from continuing operations	117,354	(566,999)	2,762,998	1,030,965	3,344,318
Net income (loss) per basic share from continuing operations	.01	(.06)	.29	.11	.36
Net income (loss) per diluted share from continuing operations	.01	(.06)	.29	.11	.35
Net income (loss)	117,354	(566,999)	2,762,998	1,030,965	3,344,318

(1)	Net income (loss) per common share is computed individually for each of the quarters presented, therefore, the sum of the quarterly net income (loss) per share may not necessarily equal the total for the year.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Selected Quarterly Financial Data (Unaudited) (Continued)

	Fiscal Year 2002 Quarters

	1st	2nd	3rd	4th	Total

Net sales	$5,067,511	$1,825,696	$5,078,596	$11,575,833	$23,547,636
Gross profit	3,820,275	1,300,809	3,410,443	8,264,068	16,795,595
Net income (loss) from continuing operations	928,863	(871,394)	1,022,734	3,676,452	4,756,655
Net income (loss) per basic share from continuing operations	.10	(.09)	.11	.39	.50
Net income (loss) per diluted share from continuing operations	.10	(.09)	.11	.39	.50
Net income (loss)	928,863	(871,394)	1,022,734	3,676,452	4,756,655

(1)	Net income (loss) per common share is computed individually for each of the quarters presented, therefore, the sum of the quarterly net income (loss) per share may not necessarily equal the total for the year.

(a)2. Financial Statement Schedules

     Financial statement schedules have been omitted because either they are not required or are not applicable, or because the information has been included in the consolidated financial statements or notes thereto contained in this Form 10-K.

(a)3. Exhibits

Exhibit No.	Title
3.01	Articles of Incorporation and Amendments thereto of the Registrant (1)

3.02	Bylaws of the Registrant (1)

4.01	Rights Agreement dated as of July 22, 2002 by and between the Registrant and Corporate Stock Transfer, Inc. (3)

10.01	**Buy-Out Agreement between the Registrant and Gary S. Kehoe

10.02	*1995 Stock Option Plan (5)

10.03	*Amendment to 1995 Stock Option Plan (5)

10.04	Credit Agreement among the Registrant, Gel Tech, L.L.C. (now Zicam, LLC) and Comerica Bank (6)

10.05	Second Modification Agreement dated May 15, 2003 among the Registrant, Zicam, LLC and Comerica Bank (4)

10.06	Confidentiality and Non-Competition Agreement among the Registrant, Gel Tech, L.L.C. (now Zicam, LLC), Zensano, Inc., Zengen, Inc. and certain other individuals (7)

10.07	*Employment Agreement between the Registrant and Carl J. Johnson (8)

10.08	*First Amendment to Employment Agreement between the Registrant and Carl J. Johnson (2)

10.09	*2001 Stock Incentive Plan (9)

10.10	*Summary of Matrixx Initiatives, Inc. Director Restricted Stock Purchase Program (6)

14	**Code of Ethics

21	**Subsidiaries of the Registrant

23.1	**Consent of Mayer Hoffman McCann P.C., independent auditor of the Company

23.2	**Consent of Angell & Deering, Certified Public Accountants, former independent auditor of the Company.

31.1	**Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	**Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Title
32.1	**Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	**Certification of CFO pursuant to 18 U.S.C. Section 1350.

* Indicates management compensatory contract, plan or arrangement.

** Filed with this Form 10-K.

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 8-A, file No. 000-27646, as filed on June 18, 2002.

(2)	Incorporated by reference to the Registrants Report on Form 10-K for the fiscal year ended December 31, 2001, file number 000-27646.

(3)	Incorporated by reference to the Registrant’s registration statement on Form 8-A, filed July 23, 2002, file number 000-27646.

(4)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003, file number 000-27646.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 declared effective by the Commission on April 24, 1996, file number 333-870.

(6)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2002, file number 000-27646.

(7)	Incorporated by reference to the Registrant’s Report on Form 8-K filed December 14, 2001, file number 000-27646.

(8)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001, file number 000-27646.

(9)	Incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, filed October 17, 2001, file number 000-27646.

(b) Reports on Form 8-K

     On September 30, 2003, we filed a Current Report on Form 8-K with the SEC in connection with a press release that we issued to provide updated earnings guidance for fiscal 2003.

     On October 23, 2003, we filed a Current Report on Form 8-K with the SEC in connection with a press release that we issued to report our earnings for the third quarter of fiscal 2003.

     On January 8, 2004, we filed a Current Report on Form 8-K with the SEC in connection with a press release that we issued to revise our earnings guidance upward for fiscal 2003.

     On February 11, 2004, we filed a Current Report on Form 8-K with the SEC in connection with two press releases that we issued affirming the safety of our Zicam Cold Remedy product.

     On February 17, 2004, we filed a Current Report on Form 8-K with the SEC in connection with a press release that we issued to announce our fiscal 2003 financial results.

     On February 27, 2004, we filed a Current Report on Form 8-K with the SEC to announce the conclusion reached by a panel of physicians and scientists.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on March 19, 2004.

MATRIXX INITIATIVES, INC.
By:	/s/ Carl J. Johnson
Carl J. Johnson
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated:

Signature	Title	Date
/s/ Edward E. Faber Edward E. Faber	Chairman of the Board of Directors	March 19, 2004
/s/ Carl J. Johnson Carl J. Johnson	President, Chief Executive Officer and Director	March 19, 2004
/s/ William C. Egan William C. Egan	Director	March 19, 2004
/s/ Edward J. Walsh Edward J. Walsh	Director	March 19, 2004
/s/ L. White Matthews, III L. White Matthews, III	Director	March 19, 2004
/s/ Michael A. Zeher Michael A. Zeher	Director	March 19, 2004
/s/ William J. Hemelt William J. Hemelt	Executive Vice President, Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer), Treasurer and Secretary	March 19, 2004