Form 10-Q
period 2004-03-31
MATRIXX INITIATIVES INC
filed 2004-05-17
CIK 1006195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2004

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File number 0-27646

Matrixx Initiatives, Inc.

(Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0482806 (I.R.S. Employer Identification Number)

4742 N. 24th Street, Suite 455
Phoenix, AZ 85016
(Address of principal executive offices)

(602) 385-8888
(Issuer’s telephone number)

2375 East Camelback Road, Suite 500
Phoenix, Arizona 85016

(Former Name or Former Address, if Changed Since Last Report)

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

There were 9,459,701 shares of the registrant’s common stock, $.001 par value, outstanding as of May 13, 2004.

MATRIXX INITIATIVES, INC.
FORM 10-Q

Unless otherwise indicated in this quarterly report, “Matrixx,” “us,” “we,” “our”, “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark and “Oral Mist,” “Cough Mist” and “RapidMelts” are trademarks of our subsidiary, Zicam, LLC. The Matrixx name and logo are trademarks of the Company.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2004	December 31, 2003
Current Assets:
Cash and cash equivalents	$13,038,120	$10,682,614
Accounts receivable:
Trade, net allowance for doubtful accounts of $636,228 and $601,357	4,253,933	11,471,511
Inventories	4,715,562	3,267,604
Prepaid expenses and other	379,236	615,790
Deferred tax asset	2,450,178	2,829,556

Total Current Assets	24,837,029	28,867,075

Property and Equipment, at cost:
Office furniture and equipment	751,509	681,528
Machine Tooling	150,000	150,000
Leasehold improvements	115,545	37,202

	1,017,054	868,730
Less accumulated depreciation	(262,515)	(247,728)

Net Property and Equipment	754,539	621,002

Other Assets:
Deposits	348,516	212,697
Deferred tax asset	4,351,810	4,351,810
Patents, net of accumulated amortization of $155,550 and $138,780	968,050	984,820
Goodwill	15,039,836	15,039,836

Total Other Assets	20,708,212	20,589,163

Total Assets	$46,299,780	$50,077,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2004	December 31, 2003
Current Liabilities:
Accounts payable and accrued expenses	$4,681,883	$9,552,218
Sales returns and allowances	1,928,305	1,734,568

Total Current Liabilities	6,610,188	11,286,786

Long-Term Debt, net of current portion above:
Financial institutions and other	—	—
Less current portion above	—	—

Total Long-Term Debt	—	—

Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,499,601 and 9,474,601 shares issued and outstanding	9,500	9,475
Additional paid in capital	42,295,664	41,993,189
Accumulated deficit	(2,376,349)	(2,972,987)

	39,928,815	39,029,677
Less common stock held in treasury, at cost (35,900 and 35,900 shares)	(239,223)	(239,223)

Total Stockholders’ Equity	39,689,592	38,790,454

Total Liabilities and Stockholders’ Equity	$46,299,780	$50,077,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2004	2003
Net sales	$12,932,566	$8,901,675
Cost of sales	4,099,225	2,649,045

Gross Profit	8,833,341	6,252,630
Operating expenses	7,416,576	5,692,531
Research and development	470,469	310,762

Income From Operations	946,296	249,337

Other Income (Expense):
Interest and other income	45,832	36,959
Interest and other expense	—	(85,835)

Total Other Income (Expense)	45,832	(48,876)

Income Before Provision (Benefit) For Income Taxes	992,128	200,461
Provision (benefit) for income taxes	395,490	83,107

Net Income	$596,638	$117,354

Net Income Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,489,216	9,429,397
Net Income Per Share of Common Stock	$0.06	$0.01
Diluted:
Weighted Average Number of Common Shares Outstanding	9,527,974	9,435,712
Net Income Per Share of Common Stock	$0.06	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net income	$596,638	$117,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,787	36,183
Amortization	16,770	16,770
Amortization of imputed interest on notes payable	—	85,835
Amortization of debt issuance costs	—	8,750
Deferred income taxes	379,378	82,155
Other	—	2,401
Changes in assets and liabilities:
Accounts receivable	7,217,578	2,676,900
Inventories	(1,447,958)	(232,658)
Prepaid expenses and other	236,554	222,926
Accounts payable and accrued expenses	(4,870,335)	(2,623,463)
Sales returns and allowances	193,737	(62,760)

Net Cash Provided By Operating Activities	2,337,149	330,393

Cash Flows From Investing Activities:
Capital expenditures	(148,324)	(40,849)
Deposits and other	(135,819)	—

Net Cash Provided (Used) By Investing Activities	(284,143)	(40,849)

Cash Flows From Financing Activities:
Purchase of treasury stock	—	(77,512)
Issuance of common stock	302,500	—

Net Cash (Used) By Financing Activities	302,500	(77,512)

Net Increase in Cash and Cash Equivalents	2,355,506	212,032
Cash and Cash Equivalents at Beginning of Period	10,682,614	12,010,091

Cash and Cash Equivalents at End of Period	$13,038,120	$12,222,123

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	222,751	950

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	The accompanying financial information of Matrixx Initiatives, Inc. is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2004 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2004. It is recommended that this financial information be read with the complete financial statements included in Matrixx’s Annual Report on Form 10-K for the year ended December 31, 2003 previously filed with the Securities and Exchange Commission.

2.	Stock-Based Compensation

The Company adopted the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to SFAS 123”. The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and earnings per share would be reduced to the following pro forma amounts:

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Net income (loss) applicable to common shareholders, as reported	$596,638	$117,354
Less stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	361,379	158,015

Pro forma Net Income (Loss)	$235,259	$(40,661)

Net income per share of common stock:
Basic:
As reported	$.06	$.01
Pro forma	$.02	$—
Diluted:
As reported	$.06	$.01
Pro forma	$.02	$—

During the quarter ended March 31, 2004, 50,000 options to purchase shares of common stock of the Company were granted to non-employee board members at an exercise price of $18.02 per share. Half of the options are vested and the second half vest on January 2, 2005. Also during the quarter ended March 31, 2004, 240,000 options to purchase shares of common stock of the Company were granted to officers and other employees at an exercise price of $17.90 per share. The options granted to employees vest over three years with one-third vesting annually on January 15, 2005, 2006, and 2007. During the quarter ended March 31, 2004, 25,000 options were exercised for total proceeds to the Company of $302,500.

3.	As of December 31, 1997, Matrixx adopted Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

The table below summarizes the elements included in the calculation of basic and diluted net income per common share for the three months ended March 31, 2004 and 2003. Options, warrants and other incremental shares to purchase 626,800 and 379,300 shares of common stock at March 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net income applicable to common shareholders	$596,638	$117,354

Weighted average common shares outstanding:
Weighted average common shares outstanding – Basic	9,489,216	9,429,397
Dilutive securities	38,758	6,315

Weighted average common shares outstanding – Diluted	9,527,974	9,435,712

Net income per common share:
Basic	$0.06	$0.01
Diluted	$0.06	$0.01

4.	Inventories consisted of the following at March 31, 2004:

Raw materials and packaging	$1,793,497
Finished goods	3,120,161
Less reserve for obsolescence	(198,096)

Total	$4,715,562

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

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

6.	New insurance Program

In April 2004, the Company established a fully-funded deductible insurance program through a product liability insurance carrier. Under the program, the Company has agreed to reimburse its insurer for the insurer’s claims administration expenses and for amounts paid out by it in settlement of product liability claims filed after the initial date of the program and which are not covered by insurance programs from prior years. The terms of the program require the Company to maintain an irrevocable, evergreen letter of credit issued by a bank or other financial institution to secure the Company’s reimbursement obligations to its insurer. The Company has arranged a $5.0 million letter of credit with Comerica Bank and has reserved an equal amount of cash to secure repayments of amounts that become due under the letter of credit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Through our 100%-owned subsidiary, Zicam LLC, we are engaged in the development, production and sale of over-the-counter pharmaceutical products. In 2002, we introduced five new Zicam nasal gel products, improved package graphics for our entire Zicam product line and engaged a new sales team to represent our products to retailers. In the third quarter of 2003 we began shipping three new Zicam Cold Remedy products — Oral Mist, Chewables and RapidMelts. At our annual meeting of shareholders held on April 28, 2004, we announced six new Zicam Cough Mist products – Cough Mist Adult Cherry, Cough Mist Adult Honey Lemon, Cough Mist Adult Plus Decongestant, Cough Mist Adult Night Time, Cough Mist Kids Cherry, Cough Mist Kids Plus Decongestant — that we intend to begin shipping to retailers in the third quarter of 2004.

Executive Summary

     Net sales for the first quarter of fiscal 2004 increased 45% to $12.9 million compared to $8.9 million for the first quarter of fiscal 2003. Approximately 56% of the increase was attributable to sales of our three new Zicam oral delivery products introduced in the third quarter of 2003. Net income for the first quarter of fiscal 2004 increased 408% to $597,000 compared to $117,000 for the first quarter of last year.

     We expect net income in future periods will be significantly affected by the level of sales, the timing and amount of our advertising and research and development expenses, and the timing and amount of expenses incurred in the defense of product liability litigation. Our expected growth in annual sales will depend on our success in securing additional retail distribution of our products, including the six new Zicam Cough Mist products that we plan to begin shipping in the third quarter of 2004, and upon expanding consumer awareness and acceptance of our entire line of Zicam products. Expenditures for advertising, research and development and legal expenses will vary by quarter throughout the year and could be significantly different from amounts incurred in the same periods in prior years. We expect advertising expenses to be heaviest in our first and fourth fiscal quarters in conjunction with the cough and cold season.

     Management reviews several key performance indicators. First, we compare our annual sales and net income performance against our stated goal of 30% annual growth for each. For the quarter ended March 31, 2004, we exceeded both goals. We also monitor our share of the cough and cold market. For the quarter ended March 31, 2004, sales of our products (as measured by three outlet syndicated scanner data, excluding Wal-Mart) increased 41% over the comparable period a year ago while the entire cough and cold market industry experienced a 4% decline from the same period. We also measure our ability to maintain strong gross margins on our products. During the first quarter of fiscal 2004, our products averaged a gross margin of 68%, which was slightly below our target of 70% due to the higher cost of the old swab product and the mix of products sold. In the first quarter of fiscal 2003, our gross margin was 70%. In addition, we evaluate our operating performance by reviewing, over time, our ability to decrease administrative and general costs as a percentage of net sales. For the first quarter of fiscal 2004, our operating expenses were 57% of our net sales compared to 64% for the first quarter of fiscal 2003. Finally, we review the distribution of our products by key national retailers. In the first quarter of fiscal 2004, our 15 largest customers carried, on average, 7.6 of our 10 Zicam products, compared to 4.3 of our 7 products in the first quarter of fiscal 2003. We expect to expand the distribution of our existing products and add distribution of our new products among these retailers during the balance of fiscal 2004.

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

     Intangible Assets and Goodwill: We recorded approximately $15.0 million in goodwill in connection with the 40% Zicam, LLC interest that we acquired from Zensano, Inc. in December 2001. Under SFAS 142, goodwill must be tested annually to identify a potential impairment and the amount of any impairment loss. Factors that could affect this analysis would be significant loss of market share, a general decline in Zicam product sales, higher than expected increases in expenses and various other matters. Any change in key assumptions about the business or prospects of Zicam, LLC, or any change in market conditions or other externalities affecting Zicam, LLC, could result in an impairment charge, and such a charge could have a material adverse effect on our financial condition and results of operations. Our evaluation of goodwill was completed in the third quarter of 2003 by an independent valuation firm and no impairment was found.

     Accounting for Income Taxes: Due to our significant operating losses prior to 2001, we possess a sizeable tax loss carry-forward which can be used to reduce our taxable income in future periods. Due to our history of operating losses, we recorded a deferred tax valuation allowance in 2001 and prior years to offset the entire deferred tax asset arising from our tax loss carry-forward. However, due to the significant improvement in our net income in 2002, together with our expectation of continuing profitability in future years, we determined that we are more likely than not to realize the tax benefit associated with our tax loss carry-forward. Consequently, we reduced the deferred tax valuation allowance and recorded a large portion of the deferred tax asset in 2002. The effect of this change was a decrease in our income tax expense of approximately $3.4 million in 2002. In 2003 and the first quarter of 2004, we recorded income tax expense based on our estimated effective income tax rate for the year and will continue to do so in future periods. In addition, we will continue to evaluate the deferred tax valuation allowance regularly and adjust the amount to reflect our expectation of our ability to realize the tax benefit arising from our tax loss carry-forward on a quarterly basis. Should there be a significant change in our expectations of future income, the impact of adjusting the deferred tax valuation allowance could be significant which would negatively impact our earnings.

     Accounting for Customer Returns and Allowances: We recognize revenues on the sale of our products when they are shipped from our warehouse facility, and at that time record a provision for estimated product returns. The estimate for product returns is based on our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects the liability associated with product returns. To date, our sales returns experience has been consistent with our estimate for returns, except for returns of outdated products arising from excess production during the introduction of Zicam Cold Remedy in the 1999-2000 cold season, which resulted in out-of-date product two years later. Currently, we are recording a provision of 3% of gross sales for the seven Zicam products introduced in 2002 or earlier for potential returns and allowances. In establishing the appropriate reserve level for the three new Zicam products introduced in the third quarter of 2003, we reviewed the similarities and differences of the three products relative to the seven Zicam products for which we now have several years of product return experience. Based on that review, we are recording a provision of 7% of gross sales for these products. We will review the return provision at least quarterly and adjust these reserve amounts as actual product return experience continues to develop. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected. In addition, we expect that a higher sales returns allowance will be recorded in the future for the six new Zicam Cough Mist products that we intend to being shipping to retailers in the third quarter of fiscal 2004 and any other new products that we introduce until such products achieve market acceptance.

     Legal contingencies: We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. We are being sued by over 168 individuals in 12 different lawsuits (two of which have not yet been served against us) generally alleging that our Zicam Cold Remedy product caused damage to the sense of smell and/or taste. A class action lawsuit has also been filed (but not yet served) against us, our President and Chief Executive Officer, Carl Johnson, and our Executive Vice President and Chief Financial Officer, William J. Hemelt, alleging violation of federal securities laws. While we intend to defend ourselves vigorously in each of these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. Therefore, loss provisions arising from such matters will be recorded when a loss outcome is probable and can be reasonably estimated, to the extent not provided for through insurance or otherwise. At present, we have not been able to determine the probability of a loss outcome in any of the litigation to which we are currently subject. Accordingly, we have not recorded any loss provisions related to such litigation.

Results of Operations for the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

     Certain information is set forth below for our Zicam operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2004		2003
Net sales	$12,932,566	100%	$8,901,675	100%
Cost of sales	4,099,225	32	2,649,045	30

Gross profit	8,833,341	68	6,252,630	70
Operating expenses	7,416,576	57	5,692,531	64
Research and development	470,469	4	310,762	3

Income from operations	946,296	7	249,337	3
Interest and other income	45,832	—	36,959	—
Interest expense	0	—	85,835	1

Income before income taxes	992,128	8	200,461	2
Provision for income taxes	395,490	3	83,107	1

Net Income	$596,638	5%	$117,354	1%

     Net Sales. Net sales for the three months ended March 31, 2004 increased to approximately $12.9 million, or almost 45% above net sales in the first quarter of the prior year. Approximately 56% of the increase in net sales was attributable to sales of the three new Cold Remedy products that we began shipping in the third quarter of 2003, in particular, Zicam Cold Remedy Oral Mist, Zicam Cold Remedy Chewables, and Zicam Cold Remedy Rapid Melts. Approximately 24% of the increase in net sales was attributable to increased sales of our Zicam Allergy Relief product. The remainder of the increase was attributable to increased sales of our six other Zicam products. Together, sales of these six products grew at a combined rate of 19% above sales for the first quarter of 2003. We continue to expect sales growth for the full 2004 fiscal year of 30% above our 2003 sales levels.

     During the first half of the quarter ended March 31, 2004, we experienced a backlog for Zicam Cold Remedy Swabs – Adult Size due to the inability of our original contract manufacturer, Innovative Swab Technologies, to meet its production obligations. The backlog situation was relieved in mid-February 2004 when our new contract manufacturer began shipping the redesigned Zicam Cold Remedy Swabs – Adult size. We believe that the new contract manufacturer of our redesigned swab product will be able to meet our requirements for the 2004-2005 cold season. Demand for our products is highly seasonal which results in significant fluctuations in our quarterly sales throughout the year. Generally, sales in the second quarter are significantly weaker than in other quarters of the year. We expect increases in sales beginning in the third and fourth quarters of 2004 from the six new Cough Mist products that we expect to begin shipping in the third quarter of 2004, as well as continued growth in the sales of our existing Zicam products.

     Cost of Sales. Our cost of sales increased to approximately $4.1 million, or 55% above the first quarter 2003 cost of sales of approximately $2.7 million. Approximately 75% of the increase is due to the higher sales volume and the remaining 25% is due to the mix of products sold. Our swabs and oral delivery Cold Remedy products cost more per unit to manufacture than the nasal gel product. Consequently, an increasing percentage of sales from swabs and oral delivery Cold Remedy products results in a higher total unit cost. We expect the unit cost of goods sold will continue to be affected by the relative mix of products sold.

     Gross Profit. Gross profit for the first quarter of 2004 increased to approximately $8.8 million, or 41% greater than the first quarter of 2003, due to the substantial increase in units sold. However, the gross margin on products sold declined from 70% to 68% due to the higher per-unit cost of the swab products sold in 2004 and the relative mix of products sold. With the introduction of the redesigned swab product, we expect to improve the gross margin on the swabs.

     Operating Expenses. Operating expenses for the first quarter of 2004 increased to $7.4 million, or more than $1.7 million above the first quarter of 2003. The increase is primarily due to a $520,000 increase in advertising expense ($4.3 million for the quarter ended March 31, 2004 versus $3.8 million for the quarter ended March 31, 2003), and a $286,000 increase in expenses for consumer research and public relations. Administrative expenses also increased during the first quarter of 2004 compared to the same quarter in 2003 with increases in legal fees of $293,000, audit fees of $73,000 and quality control testing fees of $121,000. Labor and benefit expenses increased $144,000, along with increased sales expense of $97,000, and insurance expense of $82,000. We expect that legal expenses will increase in the second quarter of fiscal 2004 and, potentially, throughout the balance of fiscal 2004 as a result of the Zicam Cold Remedy product liability and other related litigation in which we are engaged (see Part II, Item 1 — “Legal Proceedings”, in this Report on Form 10-Q). We expect that operating expenses in future periods will vary largely in connection with the level of our advertising and legal expenditures.

     Research and Development. Research and development expenses increased from approximately $311,000 in the first quarter of 2003 to approximately $470,000 in the first quarter of 2004. The increase reflects our previously announced commitment to expand our research and development efforts to an amount equal to approximately 6% of annual net sales. We intend to continue to maintain research and development efforts at this rate in 2004 and for the foreseeable future.

     Interest Expense. Interest expense for the first quarter of 2004 decreased to zero, $86,000 below the level of the first quarter of 2003. The decrease is entirely attributable to the repayment of the debt that we incurred in connection with the acquisition of the 40% interest in Zicam, LLC in December 2001. This debt was fully repaid in November 2003. We currently have no debt outstanding.

     Income Before Income Tax. Income before income tax in the first quarter of 2004 increased to $992,128, or 395%, from $200,461 in the first quarter of 2003, primarily as a result of the higher level of sales. We expect that earnings in future periods will continue to be significantly impacted by the seasonality of our sales, revenues and expenses associated with new products and the timing and amount of advertising, research and development and legal expenses. Based on our expectation of seasonally reduced sales in the second quarter of fiscal 2004, we expect to record a loss for the second quarter of fiscal 2004.

     Provision for Income Tax Expense. In 2004, we recorded a provision for income tax expense based on an estimate of our effective income tax rate for the full year. This reflects the determination that we made at the end of fiscal 2002 that we would more likely than not be able to realize the benefit of tax losses accumulated in prior years to offset taxable income in 2003 and future years.

     Net Income. Net income increased $480,000 to approximately $597,000 for the quarter ended March 31, 2004 compared to net income for the first quarter 2003 of $117,000. Based on our expectation of seasonally reduced sales in the second quarter of fiscal 2004, we expect net income to be negative for the second quarter of fiscal 2004, but continue to expect 30% net income growth for the full 2004 fiscal year compared to fiscal 2003.

Liquidity and Capital Resources

     Our working capital increased from approximately $17.6 million at December 31, 2003 to approximately $18.2 million at March 31, 2004. During the three-month period ended March 31, 2004, we experienced an increase in cash from operating activities of approximately $2.3 million. The increase in cash from operations was due to net income of approximately $597,000 and various non-cash charges to income of approximately $411,000. Also contributing to the increase in cash from operations was a decrease in accounts receivable of $7.2 million, which is partially offset by a decrease in accounts payable of $4.9 million and an increase of inventories of $1.4 million.

     Investing activities used cash of approximately $284,000 primarily for capital expenditures and leasehold improvements, as well as prepayments for production of our redesigned swab product. Cash flows from financing activities provided approximately $303,000 from the issuance of common stock related to the exercise of options.

     In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. Under the program, we have agreed to reimburse our insurer for its claims administration expenses and for amounts paid out by it in settlement of product liability claims filed after the initial date of the program and which are not covered by insurance programs from prior years. The terms of the program require us to maintain an irrevocable, evergreen letter of credit issued by a bank or other financial institution to secure our reimbursement obligations to our insurer. We have arranged a $5.0 million letter of credit with Comerica Bank and have reserved an equal amount of cash to secure repayments of amounts that become due under the letter of credit.

     Currently we do not have any debt outstanding. We have a $2.5 million credit facility with Comerica Bank which was renewed for a two-year term in May 2003. We do not currently have any borrowings outstanding under the facility and do not presently anticipate borrowing under the facility to meet our working capital requirements. We are in compliance with the earnings and financial covenants contained in our credit agreement. We believe that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Forward Looking Statements

     This Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project” and “predict”, or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:

•	our belief that expected growth in sales will depend on our success in securing additional retail distribution of our products, including the three new Cold Remedy products that we began shipping in the third quarter of 2003 and the six new Cough Mist products that we plan to begin shipping in the third quarter of 2004;

•	our belief that sales in future periods will be affected by expanding consumer awareness and acceptance of our entire Zicam brand of products;

•	our belief that expenditures for advertising and research and development will vary by quarter throughout the year, and our expectation that advertising expenses will be heaviest in our first and fourth fiscal quarters;

•	our intention to review our product return reserve provision regularly and adjust these reserve amounts as actual product return experience continues to develop, and our expectation that a higher sales returns allowance will be recorded in the future for our six new Zicam Cough Mist products and any other new products that we introduce until such products achieve market acceptance;

•	our expectation that sales growth and net income for the full 2004 fiscal year will be 30% above our 2003 sales and net income levels;

•	our belief that our new contract manufacturer of our redesigned swab product will be able to meet our requirements for the 2004-2005 cold season;

•	our belief that the unit cost of goods sold will continue to be affected by the relative mix of products sold;

•	our expectation that the introduction of the redesigned swab product, will improve the gross margin on the swab products.

•	our expectation that legal expenses will increase in the second quarter of fiscal 2004 and, potentially, throughout the balance of fiscal 2004 as a result of the Zicam Cold Remedy product liability and other related litigation in which we are engaged;

•	our expectation that operating expenses in future periods will vary largely in connection with the level of our advertising and legal expenditures;

•	our expectation of continuing to commit 6% of net sales to research and development efforts in 2004 and for the foreseeable future;

•	our expectation regarding increases in sales beginning in the third and fourth quarters of 2004 from the six new Cough Mist products, as well as continued growth in the sales of our existing Zicam products;

•	our expectation that earnings in future periods will continue to be significantly impacted by the seasonality of our sales, revenues and expenses associated with new products and the timing and amount of advertising, research and development and legal expenses;

•	our expectation that we will record a loss in the second quarter of fiscal 2004;

•	our intention to vigorously defend the Zicam Cold Remedy product liability and other related lawsuits that have been filed against us, our expectation that additional product liability lawsuits will be filed against us, and our belief that any liability resulting from these or other lawsuits, including any related publicity, could materially impact our financial results;

•	our belief that we will not need to borrow on our credit facility to meet our working capital requirements;

•	our belief that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months;

•	our having no plans to directly manufacture and store our products; and

•	our belief that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

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

     Statements in this Report on Form 10-Q, including those set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and under the subheading below entitled “Risk Factors”, describe factors that could contribute to or cause actual results to differ materially from our expectations. Other such factors include (i) less than anticipated demand for our current and future products, (ii) lack of market acceptance for or uncertainties concerning the efficacy or safety of our current and future products or regulatory actions involving our products, (iii) difficulties in increasing production or maintaining sufficient inventories to meet unexpectedly high demand in the short term, including our inability to resolve product backlog and product pricing issues, (iv) financial difficulties encountered by one or more of our principal customers, (v) difficulties in obtaining additional capital for marketing, research and development, and other expenses, and (vii) material litigation involving patent and contractual claims, product liability, consumer issues and securities law claims.

     Forward-looking statements contained in this Report on Form 10-Q speak only as of the date of this Report on Form 10-Q or, in the case of any document incorporated by reference, the date of that document. We do not undertake, and we specifically disclaim any obligation, to publicly update or revise any forward-looking statement contained in this Report on Form 10-Q or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

If our Zicam products do not gain widespread market acceptance, our anticipated sales and results of operations will suffer

     Although we believe that each of our products, and in particular our Zicam Cold Remedy nasal products, offer unique benefits to consumers, we cannot be certain that any of these products will achieve widespread acceptance by the market. In addition, given their recent introduction in late 2003, our three new oral Zicam products have not yet reached the level of market recognition achieved by the original Zicam Cold Remedy nasal gel pump or swab products. While we are working to increase the market presence of all of our products, including our new Cough Mist products, we cannot be certain that demand for these products will grow. If problems arise concerning the efficacy or safety of any of our products, or if any of our products fails to achieve widespread market acceptance for any other reason, our operating results and prospects would be materially adversely affected.

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

Our inability to provide scientific proof for product claims may adversely affect our sales

     The marketing of our Zicam products involves claims that these products assist in reducing the duration and severity of the common cold (in the case of Zicam Cold Remedy products) and controlling allergy symptoms (in the case of Zicam Allergy Relief). Under FDA and FTC rules, we are required to obtain scientific data to support any health claims we make concerning our products. Although we have neither provided nor been requested to provide any scientific data to the FDA or FTC in support of claims regarding our Zicam products, we have obtained scientific data for our products. We cannot be certain, however, that the scientific data we have obtained in support of our claims will be deemed acceptable to the FDA or FTC, should either agency request any such data in the future. If the FDA or the FTC requests any supporting information, and we are unable to provide support that is acceptable to the FDA or the FTC, either agency could force us to stop making the claims in question or restrict us from selling the affected products.

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

We may incur significant costs resulting from product liability claims

     We are subject to significant liability should use or consumption of our products cause injury, illness or death. Presently, we are being sued by over 168 individuals in 12 different product liability lawsuits (two of which have not yet been served against us) relating to our Zicam Cold Remedy product. Although we carry product liability insurance, we cannot be sure that our insurance will be adequate to protect us against product liability claims or that insurance coverage will continue to be available on reasonable terms. Product liability claims, such as those described in our Report on Form 10-K for our 2003 fiscal year and in this Report on Form

10-Q, even if without merit or for which we have substantial coverage, could result in significant legal defense costs, thereby increasing our expenses and lowering our earnings. Such claims, whether or not proven to be valid, could have a material adverse effect on our product branding and goodwill, resulting in reduced market acceptance of our products. This in turn could materially adversely affect our results of operations and financial condition.

We do not have manufacturing capabilities of our own

     We currently do not have the physical or human resources to independently manufacture our Zicam products or any other products that we may develop. We currently outsource all of our product manufacturing and packaging operations and intend to continue this outsourcing for the foreseeable future. If we are unable to enter into cost-effective or otherwise suitable arrangements for manufacturing of our Zicam products or any other products, or if our third-party contractors fail to adequately perform their manufacturing operations (as occurred with our old swab products), our sales and related financial results could be materially adversely affected. If, in the future, we decide to establish our own manufacturing facilities, we will require substantial additional funds and significant additional personnel to undertake such operations. We cannot be certain that such funding or a sufficient number of such qualified persons will be available for such an undertaking.

We may continue to experience product backlogs

     At the end of fiscal 2003, we had approximately $0.4 million in backlog of swab orders. This backlog continued into the first half of the first quarter of fiscal 2004. We have undertaken significant measures to remedy the manufacturing problems that led to these backlogs, including replacing our swab manufacturer and redesigning our swab product to permit higher volume production. We also intend to build a substantial inventory of swab products to reduce the likelihood of any backlog of swab products occurring in the 2004-2005 cough and cold season. However, we cannot be certain that these measures will be sufficient to prevent future backlog of these products or that other product backlogs will not occur in the future. Any such future backlogs will potentially result in higher production costs, higher freight costs to expedite shipment of raw materials and finished goods, fines from certain retailers, cancelled orders and lost opportunity costs. These in turn could materially affect our results of operations and financial condition.

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

•	voting rights, including the right to vote as a class on particular matters;

•	preferences as to dividends and liquidation rights;

•	conversion rights;

•	anti-dilution protections; and

•	redemption rights

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

The price of our stock may continue to be volatile

     The market price of our common stock, which is quoted for trading on the Nasdaq National Market, has been highly volatile and may continue to be volatile in the future. Any or a combination of the following factors could cause the market value of our common stock to decline quickly: Operating results that differ from market expectations, negative or other unanticipated results of clinical trials or other testing, delays in product development, technological innovations or commercial product introductions by our competitors, changes in government regulations, developments concerning proprietary rights, including pending or threatened patent litigation, public concerns regarding the safety of any of our products, litigation against the Company, and general economic and stock market conditions. Since the Spring of 2000, the stock market has experienced, and it may continue to experience, significant price and volume fluctuations. These fluctuations have particularly affected the market prices of equity securities of small capitalization companies, like Matrixx. Often, the effect on the price of such securities is disproportionate to the operating performance of such companies. In our case, such fluctuations may adversely affect our stockholders’ ability to dispose of their shares of Matrixx at a price equal to or above the price at which they purchased such shares. In addition, we believe our stock price has been impacted by a sizeable short position and resulting covering by investors holding short positions in our stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank. At no time during the first quarter of fiscal 2004 did we have any outstanding balance against this line of credit. At no time during fiscal 2003 or the first quarter of fiscal 2004 did we have any outstanding balance against this line of credit. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

     As of March 31, 2004 and December 31, 2003, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We presently hold approximately $5.4 million in short-term U.S. treasury securities which are not subject to material risk. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the first quarter of fiscal 2004 or in any of 2003) or commodity price risk.

Item 4. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and required to be included in our periodic SEC filings. There were no significant changes in our internal controls over financial reporting during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no corrective actions taken with regard to significant deficiencies or material weaknesses in our controls.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     We are subject, from time to time, to legal proceedings and claims regarding adverse reactions to our products. From late 2003 through May 2004, we were sued by over 168 named individuals in 12 different lawsuits (including two lawsuits which have not yet been served on the Company) generally alleging that our Zicam Cold Remedy product caused damage to the sense of smell and/or taste. One of these lawsuits is a class action suit covering both named and unnamed plaintiffs. In addition to the six lawsuits previously disclosed in our From 10-K for our fiscal year ended December 31, 2003, the new cases are Kalfian vs. Matrixx Initiatives, Inc. et al., filed April 6, 2004 in the United States District Court for the District of Rhode Island, Case No. 04-119ML; Hood vs. Matrixx Initiatives, Inc. et al., filed April 14, 2004 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. 04006193; Powell et al. vs. Matrixx Initiatives, Inc. et al., filed March 29, 2004 in the Superior Court of the State of Arizona (Maricopa County), Case No. CV2004-006062; Lutche vs. Matrixx Initiatives, Inc. et al., filed May 6, 2004 in the Superior Court of the State of Arizona (Maricopa County), Case No. CV2004-008704; Adams et al., vs. Matrixx Initiatives, Inc. et al., filed May 6, 2004 in the Superior Court of the State of Arizona (Maricopa County), Case No. CV2004-008929; and Douillard vs. Matrixx Initiatives, Inc. et al., filed May 6, 2004 in the Superior Court of the State of Arizona (Maricopa County), Case No. CV2004-008950.

     An investigative news report by a national network program that was subsequently featured by several local stations across the country, which suggested the possibility of Zicam Cold Remedy negatively impacting a person’s sense of smell and/or taste appears to be related to the filing of the lawsuits. Also, we are aware that plaintiffs’ law firms are actively soliciting potential claimants through the internet and other media. As a result, we expect additional lawsuits to be filed against us. It is very early in the discovery phase of the 12 lawsuits, so it is unlikely than any of the cases will proceed to trial before the first quarter of 2005. It appears that the lawsuits, as well as the above-noted news media reports, are based on research and allegations regarding a connection between zinc sulfate and loss of sense of smell. Zicam Cold Remedy contains zinc gluconate, not zinc sulfate, which has very different properties than zinc sulfate.

     We believe the allegations relating to Zicam Cold Remedy are inappropriate and misleading. Zicam Cold Remedy has been studied in two independent, placebo-control studies. In those studies, there was no statistically significant difference in adverse events between the placebo and non-placebo group, and there was no indication in either group of an impairment to sense of smell. Further, the incidence of smell disorders is reported at 1-2% of the population on average, and is very common in those over age 50. Upper respiratory infections are among the most common cause of impairment to sense of smell. Therefore, any product such as Zicam Cold Remedy designed to treat upper respiratory illnesses may be mistakenly associated with distortion of sense of smell. The rate of reported complaints of distortion of sense of smell associated with Zicam Cold Remedy is well below these national incidence levels.

     We have submitted 11 of the 12 lawsuits to our insurance carrier. The above-noted Hood vs. Matrixx case has not been submitted to our insurance carrier as we have not yet been served with the complaint in this case. We cannot predict the outcome of the litigation, but we will defend ourselves vigorously. If any liability were to result from one or more of these or future lawsuits, we believe our financial results could be materially impacted, as well as by the adverse publicity that may result.

     In April 2004, a class action lawsuit was filed against the Company, our President and Chief Executive Officer, Carl Johnson, and our Executive Vice President and Chief Financial Officer, William J. Hemelt, alleging violation of federal securities laws. The case is Sved vs. Matrixx Initiatives, Inc., Carl J. Johnson and William J. Hemelt, filed April 27, 2004 in the United States District Court for the District of Arizona, Case No. CV04-0886PHX. As of the time of filing this Report on Form 10-Q, this lawsuit has not been served on the Company, Mr. Johnson or Mr. Hemelt. Among other things, the lawsuit alleges that between October 2003 and February 2004, we made materially false and misleading statements regarding our Zicam Cold Remedy product, including failing to adequately disclose to the public the details of certain of the product liability lawsuits described above. We believe the claims made in this lawsuit are without merit and represent the actions of opportunistic plaintiffs’ law firms seeking to take advantage of existing Zicam Cold Remedy litigation. We intend to vigorously defend ourselves in this matter. In accordance with and subject to the provisions of the Company’s Certificate of Incorporation, Messrs. Johnson and Hemelt will be indemnified by the Company for their expenses incurred in defending this lawsuit and for any other losses which they may suffer as a result of this lawsuit. If any liability were to result from this lawsuit, we believe our financial results could be materially impacted.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The Company did not repurchase any shares of its stock in the first quarter of fiscal 2004, nor did it have any share repurchase plan or program in effect during the first quarter of fiscal 2004.

Item 4. Submission of Matters to a Vote of Security Holders

     At our 2004 annual meeting of stockholders held on April 28, 2004, our stockholders elected Edward J. Walsh and Michael A. Zeher to our Board of Directors for terms of three years each. Of the 9,463,801 shares entitled to vote in such election, the votes cast were as follows:

Director	Votes For	Votes Withheld
Edward J. Walsh	8,457,334	464,305
Michael A. Zeher	8,476,934	444,705

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits

Exhibit No.	Title
3.01	Articles of Incorporation and Amendments thereto of the Company (1)

3.02	Bylaws of the Company (1)

4.01	Rights Agreement dated as of July 22, 2002 by and between the Company and Corporate Stock Transfer, Inc. (2)

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350

*Filed with this Report on Form 10-Q.

(1)	Incorporated by reference to the Company’s Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

(2)	Incorporated by reference to the Company’s registration statement on Form 8-A, filed July 23, 2002, file number 000-27646.

B.	Reports on Form 8-K

On January 8, 2004, the Company filed a report on Form 8-K upwardly revising guidance for fiscal 2003.

On February 11, 2004, the Company filed a report on Form 8-K relating to the issuance of two press releases in response to media reports about the safety of intranasal Zicam cold remedy.

On February 17, 2004, the Company filed a report on Form 8-K announcing earnings for fiscal 2003 and the fourth quarter of 2003.

On February 27, 2004, the Company filed a report on Form 8-K announcing the findings of a panel of physicians and scientists convened by the Company to address allegations linking Zicam intranasal cold remedy to the loss of smell.

On April 28, 2004, the Company filed a report on Form 8-K announcing its preliminary earnings results for the first quarter of fiscal 2004.

On April 30, 2004, the Company filed a report on Form 8-K announcing the election of two directors at the Company’s 2004 annual meeting of shareholders and the introduction at such annual meeting of six new Zicam products.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrixx Initiatives, Inc.

/s/ Carl J. Johnson

Carl J. Johnson
President and
Chief Executive Officer

/s/ William J. Hemelt

William J. Hemelt
Executive Vice President,
Chief Financial Officer,
Treasurer and Secretary

May 14, 2004

EXHIBIT INDEX

Exhibit No.	Title
3.01	Articles of Incorporation and Amendments thereto of the Company (1)

3.02	Bylaws of the Company (1)

4.01	Rights Agreement dated as of July 22, 2002 by and between the Company and Corporate Stock Transfer, Inc. (2)

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350

*Filed with this Report on Form 10-Q.

(1)	Incorporated by reference to the Company’s Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

(2)	Incorporated by reference to the Company’s registration statement on Form 8-A, filed July 23, 2002, file number 000-27646.