Form 10-Q
period 2004-06-30
MATRIXX INITIATIVES INC
filed 2004-08-13
CIK 1006195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2004

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

There were 9,476,701 shares of the registrant’s common stock, $.001 par value, outstanding as of August 1, 2004.

MATRIXX INITIATIVES, INC.
FORM 10-Q
INDEX

Unless otherwise indicated in this quarterly report, “Matrixx,” “us,” “we,” “our”, “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	June 30, 2004	December 31, 2003
Current Assets:
Cash and cash equivalents	$4,502,301	$10,682,614
Accounts receivable:
Trade, net allowance for doubtful accounts of $516,418 and $601,357	1,840,515	11,471,511
Inventories	7,710,114	3,267,604
Prepaid expenses and other	1,302,988	615,790
Deferred tax asset	3,488,801	2,829,556

Total Current Assets	18,844,719	28,867,075

Property and Equipment, at cost:
Office furniture and equipment	771,012	681,528
Machine tooling	150,000	150,000
Leasehold improvements	166,613	37,202

	1,087,625	868,730
Less accumulated depreciation	(326,507)	(247,728)

Net Property and Equipment	761,118	621,002

Other Assets:
Restricted cash	5,014,072	—
Deposits	358,045	212,697
Debt issuance costs, net of accumulated amortization of $6,250 and $0	18,750	—
Deferred tax asset	4,006,567	4,351,810
Patents, net of accumulated amortization of $172,321 and $138,780	951,279	984,820
Goodwill	15,039,836	15,039,836

Total Other Assets	25,388,549	20,589,163

Total Assets	$44,994,386	$50,077,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2004	December 31, 2003
Current Liabilities:
Accounts payable and accrued expenses	$4,603,203	$9,552,218
Sales returns and allowances	1,758,069	1,734,568

Total Current Liabilities	6,361,272	11,286,786

Total Long-Term Debt	—	—

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,509,601 and 9,474,601 shares issued and outstanding	9,509	9,475
Additional paid in capital	42,385,654	41,993,189
Accumulated deficit	(3,365,745)	(2,972,987)

	39,029,418	39,029,677
Less common stock held in treasury, at cost (53,800 and 35,900 shares)	(396,304)	(239,223)

Total Stockholders’ Equity	38,633,114	38,790,454

Total Liabilities and Stockholders’ Equity	$44,994,386	$50,077,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2004	2003
Net sales	$3,391,721	$2,994,419
Cost of sales	1,071,545	1,145,584

Gross Profit	2,320,176	1,848,835

Operating expenses	3,471,905	2,171,909
Research and development	521,565	596,055

Income (Loss) From Operations	(1,673,294)	(919,129)

Other Income (Expense):
Interest and other income	28,518	58,379
Interest and other expense	—	(87,359)

Total Other Income (Expense)	28,518	(28,980)

Income (Loss) Before Provision (Benefit) For Income Taxes	(1,644,776)	(948,109)
Provision (benefit) for income taxes	(655,380)	(381,110)

Net Income (Loss)	$(989,396)	$(566,999)

Net Income (Loss) Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,499,156	9,420,478
Net Income (Loss) Per Share of Common Stock	$(0.10)	$(0.06)
Diluted:
Weighted Average Number of Common Shares Outstanding	9,499,156	9,420,478
Net Income (Loss) Per Share of Common Stock	$(0.10)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended June 30,
	2004	2003
Net sales	$16,324,287	$11,896,094
Cost of sales	5,170,770	3,794,629

Gross Profit	11,153,517	8,101,465

Operating expenses	10,888,481	7,864,440
Research and development	992,034	906,817

Income (Loss) From Operations	(726,998)	(669,792)

Other Income (Expense):
Interest and other income	74,350	95,338
Interest and other expense	—	(173,194)

Total Other Income (Expense)	74,350	(77,856)

Income (Loss) Before Provision (Benefit) For Income Taxes	(652,648)	(747,648)
Provision (benefit) for income taxes	(259,890)	(298,003)

Net Income (Loss)	$(392,758)	$(449,645)

Net Income (Loss) Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,494,087	9,424,913
Net Income (Loss) Per Share of Common Stock	$(0.04)	$(0.05)
Diluted:
Weighted Average Number of Common Shares Outstanding	9,494,087	9,424,913
Net Income (Loss) Per Share of Common Stock	$(0.04)	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$(392,758)	$(449,645)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	78,779	75,897
Amortization	33,541	33,540
Amortization of imputed interest on notes payable	—	173,072
Amortization of debt issuance costs	6,250	14,583
Deferred income taxes	(314,002)	(298,955)
Other	—	2,401
Changes in assets and liabilities:
Accounts receivable	9,630,996	6,171,731
Inventories	(4,442,510)	(1,643,298)
Prepaid expenses and other	(687,198)	(173,404)
Interest receivable	(14,072)	—
Accounts payable and accrued expenses	(4,949,015)	(4,304,762)
Sales returns and allowances	23,501	(49,837)

Net Cash (Used) By Operating Activities	(1,026,488)	(448,677)

Cash Flows From Investing Activities:
Capital expenditures	(218,895)	(49,566)
Deposits and other	(145,348)	(90,000)
Restricted cash	(5,000,000)	—

Net Cash (Used) By Investing Activities	(5,364,243)	(139,566)

Cash Flows From Financing Activities:
Purchase of treasury stock	(157,081)	(154,050)
Debt issuance costs	(25,000)	—
Principal payments on notes payable	—	(2,548,624)
Issuance of common stock	392,499	36,000

Net Cash Provided (Used) By Financing Activities	210,418	(2,666,674)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,180,313)	(3,254,917)
Cash and Cash Equivalents at Beginning of Period	10,682,614	12,010,091

Cash and Cash Equivalents at End of Period	$4,502,301	$8,755,174

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$201,498
Income taxes	280,751	950

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	The accompanying financial information of Matrixx Initiatives, Inc. is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with US generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2004 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2004. It is recommended that this financial information be read with the complete financial statements included in Matrixx’s Annual Report on Form 10-K for the year ended December 31, 2003 previously filed with the Securities and Exchange Commission.

2.	Stock-Based Compensation

The Company adopted the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to SFAS 123”. The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock based compensation plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be reduced to the following pro forma amounts:

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) applicable to common shareholders, as reported	$(989,396)	$(566,999)	$(392,758)	$(449,645)
Less stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	270,511	84,906	670,491	242,921

Pro forma net income (loss)	$(1,259,907)	$(651,905)	$(1,063,249)	$(692,566)

Net income (loss) per share of common stock:
Basic:
As reported	$(.10)	$(.06)	$(.04)	$(.05)
Pro forma	$(.13)	$(.07)	$(.11)	$(.07)
Diluted:
As reported	$(.10)	$(.06)	$(.04)	$(.05)
Pro forma	$(.13)	$(.07)	$(.11)	$(.07)

During the quarter ended June 30, 2004, 10,000 options were exercised for total proceeds to the Company of $90,000.

3.	As of December 31, 1997, Matrixx adopted Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive securities. The Company’s stock options are included using the “treasury stock” method.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2004 and 2003. Options, warrants and other incremental shares to purchase 750,400 and 511,300 shares of common stock for the three and six months ended June 30, 2004 and 2003, respectively, were not included in the computation of diluted loss per share because their effect would be anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$(989,396)	$(566,999)	$(392,758)	$(449,645)

Weighted average common shares outstanding:
Basic	9,499,156	9,420,478	9,494,087	9,424,913
Dilutive securities	—	—	—	—

Diluted	9,499,156	9,420,478	9,494,087	9,424,913

Net income (loss) per common share:
Basic	$(.10)	$(.06)	$(.04)	$(.05)
Diluted	$(.10)	$(.06)	$(.04)	$(.05)

4.	Inventories consisted of the following at June 30, 2004, and December 31, 2003:

	June 30, 2004	December 31, 2003
Raw materials and packaging	$2,455,932	$1,137,584
Finished goods	5,414,919	2,296,486
Less reserve for obsolescence	(160,737)	(166,465)

Total	$7,710,114	$3,267,605

5.	Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, Consolidation of Variable Interest Entities, which was amended in December 2003, as FIN 46R. In general a variable entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46R apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003, which was subsequently delayed until the fourth quarter of 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the interpretation did not have any impact on our financial statements.

6.	New Insurance Program

In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. Under the program, we have agreed to reimburse our insurer for its claims administration expenses and for amounts paid out by it in settlement of product liability claims filed after the initial date of the program and which are not covered by insurance programs from prior years. The terms of the program require us to maintain an irrevocable, evergreen letter of credit issued by a bank or other financial institution to secure our reimbursement obligations to our insurer. We have a $5.0 million letter of credit with Comerica Bank and have reserved an equal amount of cash, presented as restricted cash in the accompanying balance sheet, to secure repayments of amounts that become due under the letter of credit.

7.	Legal Proceedings

     We are subject, from time to time, to legal proceedings and claims regarding adverse reactions to our products. From late 2003 through July 2004, we have been sued by approximately 175 individuals in 18 different lawsuits generally alleging that our Zicam Cold Remedy product caused damage to the sense of smell and/or taste. Two of these lawsuits have been filed as class action lawsuits covering named and unnamed plaintiffs. In addition to the lawsuits previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2003 and our Quarterly Report on Form 10-Q for our first quarter ended March 31, 2004, the new cases are Benkwith vs. Matrixx Initiatives, Inc. et al., filed May 3, 2004 in the Circuit Court for Montgomery County, Alabama, Case No. CV04-1180 CNP; Bryant vs. Matrixx Initiatives, Inc. et al., filed June 14, 2004 in District Court, Boulder County, Colorado, Case No. 2004 CV808; Wyatt vs. Matrixx Initiatives, Inc. et al., filed June 17, 2004 in the US District Court, Northern District of Alabama, Case No. CV04-1230-S; Hilton vs. Matrixx Initiatives, Inc. et al., filed June 27, 2004 in the District Court, Tarrant County, Texas, Case No. 0482061620 (removed to the United States District Court for the Northern District of Texas, Fort Worth Division, Case No. 4-04CV-519-Y); Hunter vs. Matrixx Initiatives, Inc. et al, filed June 4, 2004 in the Superior Court of the State of Arizona (Maricopa County), Case No. CV2004-010830; and Mayo vs. Matrixx Initiatives, Inc. et al., filed June 24, 2004 in the Superior Court of New Jersey (Essex County), Case No. ESX-L-3551-04. The case Christensen et al. vs. Matrixx Initiatives, Inc. et al. filed October 13, 2003, previously disclosed on Form 10-K for our fiscal year ended December 31, 2003, has been dismissed without prejudice. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits.

     All 17 of the existing lawsuits have been submitted to our insurance carriers. We cannot predict the outcome of the litigation, but we will defend ourselves vigorously. If any liability were to result from one or more of these or future lawsuits, we believe our financial results could be materially impacted. Our financial results could also be materially impacted by the adverse publicity that may result from the lawsuits.

     Additionally, there have been two class action lawsuits filed against the Company, our President and Chief Executive Officer, Carl Johnson, and our Executive Vice President and Chief Financial Officer, William J. Hemelt, alleging violations of federal securities laws. The cases are Sved vs. Matrixx Initiatives, Inc., Carl J. Johnson and William J. Hemelt, filed April 27, 2004 in the United States District Court for the District of Arizona, Case No. CV04-0886PHX and Siracusano vs. Matrixx Initiatives, Inc, Carl J. Johnson and William J. Hemelt, filed May 19, 2004 in the United States District Court for the District of Arizona, Case No. CV041012PHX. Among other things, the lawsuits allege that between October 2003 and February 2004, we made materially false and misleading statements regarding our Zicam Cold Remedy product, including failing to adequately disclose to the public the details of certain of the product liability lawsuits described above. We believe the claims made in these lawsuits are without merit and represent the actions of opportunistic plaintiffs’ law firms seeking to take advantage of existing Zicam Cold Remedy litigation. We intend to vigorously defend ourselves in these matters. In accordance with and subject to the provisions of the Company’s Certificate of Incorporation, Messrs. Johnson and Hemelt will be indemnified by the Company for their expenses incurred in defending these lawsuits and for any other losses which they may suffer as a result of these lawsuits. If any liability were to result from these lawsuits, we believe our financial results could be materially impacted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Through our 100%-owned subsidiary, Zicam LLC, we are engaged in the development, production and sale of over-the-counter pharmaceutical products. In 2002, we introduced five new Zicam nasal gel products, improved package graphics for our entire Zicam product line and engaged a new sales team to represent our products to retailers. In the third quarter of 2003, we began shipping three new Zicam Cold Remedy products — Oral Mist, Chewables and RapidMelts. At our annual meeting of shareholders held on April 28, 2004, we announced six new Zicam Cough Mist products – Cough Mist Adult Cherry, Cough Mist Adult Honey Lemon, Cough Mist Adult Plus Decongestant, Cough Mist Adult Night Time, Cough Mist Kids Cherry, Cough Mist Kids Plus Decongestant. We began shipping the new Cough Mist products to retailers in mid-July 2004, after the end of our second quarter.

Executive Summary

     Net sales for the second quarter of fiscal 2004 increased 13% to approximately $3.4 million compared to almost $3.0 million for the second quarter of 2003. The majority of the increased sales in the second quarter were due to increased sales of the allergy and congestion products. Net loss for the second quarter increased to approximately $(989,000) compared to $(567,000) in the second quarter of 2003.The increased net loss is primarily related to increased legal expense.

     Net sales for the first six months of fiscal 2004 increased 37% to approximately $16.3 million compared to almost $11.9 million for the first six months of fiscal 2003. Approximately half of the increase was attributable to increased sales of our allergy and congestion products while the other half of the increase stemmed from sales of our Zicam Cold Remedy oral products introduced in the third quarter of 2003. Net loss for the first six months of fiscal 2004 decreased 13% to approximately $(393,000) compared to almost $(450,000) for the first six months of last year.

     We expect net income in future periods will be significantly affected by the level of sales, the timing and amount of our advertising and research and development expenses, and the timing and amount of expenses incurred in the defense of product liability and securities litigation matters. Our expected growth in annual sales will depend on our success in securing additional retail distribution of our products, including the six new Zicam Cough Mist products that we began shipping in July 2004, upon expanding consumer awareness and acceptance of our entire line of Zicam products, and upon avoiding additional adverse publicity. Expenditures for advertising, research and development and legal expenses will vary by quarter throughout the year and could be significantly different from amounts incurred in the same periods in prior years. We expect advertising expenses to be heaviest in our first and fourth fiscal quarters in conjunction with the cough and cold season.

     Management reviews several key performance indicators. First, we compare our annual sales and net income performance against our stated goal of 30% annual growth for each. For the six month year to date period net sales have increased 37% and net loss is down 13%. Second, we monitor our share of the cough and cold market. For the 12 week period ended June 13, 2004, sales of our products (as measured by three outlet syndicated scanner data, excluding Wal-Mart) increased approximately 7% over the comparable period a year ago while the entire cough and cold market industry experienced a 3% decline over the same period. Third, we measure our ability to maintain strong gross margins on our products. During the second quarter of fiscal 2004, our products averaged a gross margin of 68%, which was slightly below our target of 70% for the full year but better than the 62% recorded in the second quarter of fiscal 2003. Fourth, we evaluate our operating performance by reviewing, over time, our ability to decrease administrative and general costs as a percentage of net sales. For the second quarter of fiscal 2004, our operating expenses were 102% of our net sales compared to 73% for the second quarter of fiscal 2003. Operating expenses have been negatively impacted by an increase in legal expense primarily related to the product liability lawsuits which have been filed against the Company (see Part II, Item 1- “Legal Proceedings”, in this Report on Form 10-Q). Finally, we review the distribution of our products by key national customers. In 2003, our 15 largest customers carried, on average, 6 of our 10 Zicam products. We expect to expand the distribution of our existing products and add distribution of our new products among our top 10 retailers and anticipate them carrying, on average, 11 of our 16 products for the 2004-2005 cough and cold season.

Critical Accounting Policies and Estimates

     Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

     We believe that our critical accounting policies and estimates include the accounting for intangible assets and goodwill, accounting for income taxes, accounting for returns and allowances associated with our products, and accounting for legal contingencies.

     Intangible Assets and Goodwill: We recorded approximately $15.0 million in goodwill in connection with the 40% Zicam, LLC interest that we acquired from Zensano, Inc. in December 2001. Under SFAS No. 142, goodwill must be tested when a triggering event occurs or at least annually to identify a potential impairment and the amount of any impairment loss. Factors that could affect this analysis would be significant loss of market share, a general decline in Zicam product sales, higher than expected increases in expenses and various other matters. Any change in key assumptions about the business or prospects of Zicam, LLC, or any change in market conditions or other externalities affecting Zicam, LLC, could result in an impairment charge, and such a charge could have a material adverse effect on our financial condition and results of operations. Our evaluation of goodwill was completed in the third quarter of 2003 by an independent valuation firm and no impairment was found and no triggering events have occurred since that date.

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

     In 2003 and the first half of 2004, we recorded income tax expense (benefit) based on our estimated effective income tax rate for the year and will continue to do so in future periods. In addition, we will continue to evaluate the deferred tax valuation allowance regularly and adjust the amount to reflect our expectation of our ability to realize the tax benefit arising from our tax loss carry-forward on a quarterly basis. Should there be a significant change in our expectations of future income, the impact of adjusting the deferred tax valuation allowance could be significant which would negatively impact our earnings.

     Customer Returns and Allowances: We recognize revenues on the sale of our products when they are shipped from our warehouse facilities, and at that time record a provision for estimated product returns. The estimate for product returns is based on our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects the liability associated with product returns. To date, our sales returns experience has been consistent with our estimate for returns, except for returns of outdated products arising from excess production during the introduction of Zicam Cold Remedy in the 1999-2000 cough and cold season, which resulted in out-of-date product two years later. In July 2004, we reviewed the return provision for the three oral delivery Cold Remedy products that were introduced in the third quarter of 2003. Based on our product return experience we reduced the return provision from 7% to 3% on sales of these three products going forward. Currently, we are recording a provision of 3% of gross sales for the 10 Zicam products introduced in 2003 or earlier for potential returns and allowances. In establishing the appropriate reserve level for the six new Zicam Cough Mist products, that began shipping in July 2004, we reviewed the similarities and differences of the six products relative to the 10 Zicam products for which we now have several years of product return experience. Based on that review, we are recording a provision of 7% of gross sales for these products. We will review the return provision at least quarterly and adjust these reserve amounts as actual product return experience continues to develop. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected.

In addition, we expect that a higher sales returns allowance will be recorded for any other new products that we introduce until such products achieve market acceptance.

     Legal Contingencies: We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. We are being sued by approximately 175 individuals in 17 different lawsuits generally alleging that our Zicam Cold Remedy product caused damage to their sense of smell and/or taste. Two of these lawsuits have been filed as class action lawsuits. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits. In addition, two class action lawsuits have been filed against Matrixx, our President and Chief Executive Officer, Carl J. Johnson, and our Executive Vice President and Chief Financial Officer, William J. Hemelt, alleging violation of federal securities laws. While we intend to defend ourselves vigorously in each of these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. Therefore, loss provisions arising from such matters will be recorded when a loss outcome is probable and can be reasonably estimated, to the extent not provided for through insurance or otherwise. At present, we have not been able to determine the probability of a loss outcome in any of the litigation to which we are currently subject. Accordingly, we have not recorded any loss provisions related to such litigation.

Results of Operations for the Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

     Certain information is set forth below for our Zicam operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2004		2003
Net sales	$3,391,721	100%	$2,994,419	100%
Cost of sales	1,071,545	32	1,145,584	38

Gross profit	2,320,176	68	1,848,835	62
Operating expenses	3,471,905	102	2,171,909	73
Research and development	521,565	15	596,055	20

Income from operations	(1,673,294)	(49)	(919,129)	(31)
Interest and other income	28,518	1	58,379	2
Interest expense	0	—	(87,359)	(3)

Income before income taxes	(1,644,776)	(48)	(948,109)	(32)
Provision (Benefit) for income taxes	(655,380)	(19)	(381,110)	(13)

Net Income (Loss)	$(989,396)	(29)%	$(566,999)	(19)%

     Net Sales. Net sales for the three months ended June 30, 2004 increased approximately $397,000 to $3.4 million, or almost 13% above net sales in the second quarter of the prior year. For the quarter ending June 30, 2004 the increase in net sales was primarily due to increased sales of the Zicam Allergy Relief and Zicam Extreme Congestion products.

     Generally, sales in the second quarter are significantly weaker than in other quarters of the year. We expect increases in sales in the second half of 2004 from the six new Cough Mist products, that we began shipping in July 2004, as well as continued growth in the sales of our existing Zicam products. We continue to expect sales growth of 30% above our 2003 sales level for the full 2004 fiscal year, subject to a number of assumptions including the intensity and timing of the 2004-2005 cough and cold season and no additional adverse publicity.

     Cost of Sales. Our cost of sales decreased almost $74,000 to approximately $1.1 million, or 6% below the second quarter 2003 cost of sales. The decreased cost is primarily related to the lower cost to produce the re-designed swab product; (in the second quarter of 2003 we recorded a settlement with IST, our previous swab manufacturer, which resulted in higher swab costs during that quarter). In addition, during the second quarter of 2004, a higher percentage of our net sales came from our allergy and congestion relief products, which have a lower cost compared to the swab products. This resulted in a lower average unit cost in the second quarter of 2004. We expect the average unit cost of goods sold will continue to be affected by the relative mix of products sold.

     Gross Profit. Gross profit for the second quarter of 2004 increased to approximately $2.3 million, or 25% greater than the second quarter of 2003, due to the increase in units sold and the lower cost of goods sold. The gross margin increased from 62% in 2003 to 68% due to the lower per-unit cost of the swab products and the relative mix of products sold in 2004. With the introduction of the redesigned swab product, we expect to continue to experience improved gross margin on the swabs. Gross margin will continue to be affected by the relative mix of products sold.

     Operating Expenses. Operating expenses for the second quarter of 2004 increased to approximately $3.5 million, or more than $1.3 million above the second quarter of 2003. The increase is primarily due to an $883,000 increase in legal expense ($1.1 million for the quarter ended June 30, 2004 versus $214,000 for the quarter ended June 30, 2003), a $272,000 increase in non-advertising marketing expense, and a $158,000 increase in advertising expense ($663,000 in the second quarter 2004 compared to $505,000 in 2003). We expect that legal expenses will increase throughout the balance of fiscal 2004 as a result of the Zicam Cold Remedy product liability and securities litigation in which we are engaged (see Part II, Item 1 — “Legal Proceedings”, in this Report on Form 10-Q). We expect that operating expenses in future periods will vary largely in connection with the level of our advertising and legal expenditures.

     Research and Development. Research and development expenses decreased from approximately $596,000 in the second quarter of 2003 to approximately $522,000 in the second quarter of 2004. We had previously announced our intention to spend 6% of net sales annually on research and development efforts; however we do not anticipate spending at that level to occur in 2004. We continue to maintain research and development efforts and remain focused on developing new products.

     Interest Expense. Interest expense for the second quarter of 2004 decreased to zero, $87,000 below the level of the second quarter of 2003. The decrease is entirely attributable to the repayment of the debt that we incurred in connection with the acquisition of the 40% interest in Zicam, LLC in December 2001. This debt was fully repaid in November 2003. In July 2004, we borrowed $2 million against our credit facility with Comerica Bank. We expect to incur a small amount of interest expense over the next two quarters. We anticipate repaying the borrowing in the fourth quarter of 2004 and ending the year with no debt.

     Income (Loss) Before Income Tax. The loss before income tax in the second quarter of 2004 increased to approximately $(1,645,000), or (73)%, from $(948,000) in 2003, primarily as a result of higher legal expense offsetting the increase in sales. We expect that earnings in future periods will continue to be significantly impacted by the seasonality of our sales, revenues and expenses associated with new products and the timing and amount of advertising, research and development, and legal expenses. Based on our expectation of increased sales in the third and fourth quarters and beginning shipments of our new Cough Mist products, we expect to be profitable in the third and fourth quarters of fiscal 2004 and for the full 2004 fiscal year.

     Provision for Income Tax Expense. In 2004, we are recording a provision for income tax expense based on an estimate of our effective income tax rate for the full year. This reflects the determination that we made at the end of fiscal 2002 that we would more likely than not be able to realize the benefit of tax losses accumulated in prior years to offset taxable income in 2003 and future years. Due to the operating loss recorded in the second quarter of 2004, we recognized a benefit in income tax expense of approximately $655,000.

     Net Income (Loss). Net loss increased $422,000 to approximately $(989,000) for the quarter ended June 30, 2004 compared to the net loss for the second quarter 2003 of approximately $(567,000). Based on our expectation of seasonally increased sales in the third and fourth quarters of fiscal 2004, we continue to expect 30% net income growth for the full 2004 fiscal year compared to fiscal 2003, subject to a number of assumptions including the intensity and timing of this year’s cough and cold season and no additional adverse publicity.

Results of Operations for the Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

     Certain information is set forth below for our Zicam operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Six Months Ended June 30,
	2004		2003
Net sales	$16,324,287	100%	$11,896,094	100%
Cost of sales	5,170,770	32	3,794,629	32

Gross profit	11,153,517	68	8,101,465	68
Operating expenses	10,888,481	67	7,864,440	66
Research and development	992,034	6	906,817	8

Income from operations	(726,998)	(4)	(669,792)	(6)
Interest and other income	74,350	—	95,338	1
Interest expense	0	—	(173,194)	(1)

Income before income taxes	(652,648)	(4)	(747,648)	(6)
Provision (Benefit) for income taxes	(259,890)	(2)	(298,003)	(3)

Net Income (Loss)	$(392,758)	(2)%	$(449,645)	(4)%

     Net Sales. Net sales for the six months ended June 30, 2004 increased to approximately $16.3 million, or 37% above net sales in the first six months of the prior year. Approximately half of the increase in net sales was attributable to increased sales of the Cold Remedy products, in particular, Zicam Cold Remedy Oral Mist, Zicam Cold Remedy Chewables, and Zicam Cold Remedy Rapid Melts, which were introduced in the third quarter of 2003. The remaining balance of the increase was attributable to increased sales of our Zicam Allergy Relief and congestion relief products. We continue to expect sales growth for the full 2004 fiscal year to be 30% above our 2003 sales, subject to a number of assumptions including the intensity and timing of the 2004-2005 cough and cold season and no additional adverse publicity.

     Demand for our products is highly seasonal which results in significant fluctuations in our quarterly sales throughout the year. Generally, sales in the second quarter are significantly weaker than in other quarters of the year. We expect increases in sales beginning in the second half of 2004 from the six new Cough Mist products that we began shipping in July 2004, as well as continued growth in the sales of our existing Zicam products.

     Cost of Sales. Our cost of sales increased to approximately $5.2 million, or 36% above the cost of sales for the first six months of 2003 of approximately $3.8 million. Most of the increase is due to the higher sales volume and, to a lesser degree, the mix of products sold. Our swabs and oral delivery Cold Remedy products cost more per unit to manufacture than the nasal gel pump products. Consequently, an increasing percentage of sales from swabs and oral delivery Cold Remedy products results in a higher total unit cost. Sales of the oral delivery Cold Remedy products (which were introduced in the second half of 2003) accounted for 24% of the Cold Remedy units sold and 15% of the overall units sold for the six months ended June 30,

2004. We expect the average unit cost of goods sold will continue to be affected by the relative mix of products sold.

     Gross Profit. Gross profit for the first six months of 2004 increased to approximately $11.2 million, or 38% greater than the first six months of 2003, due to the substantial increase in sales. The gross margin on products was 68% for both periods. We experienced lower margins than expected in the first six months of 2004 due to the higher per-unit cost of the swab products and the relative mix of products sold. With the introduction of the redesigned swab product, we expect to improve the gross margin on the swabs in the upcoming cough and cold season. We anticipate achieving a 70% gross margin for the year due to increased sales in the second half of the year and the relative mix of products we anticipate selling.

     Operating Expenses. Operating expenses for the six months ending June 30, 2004 increased to $10.9 million, or more than $3.0 million above the first six months of 2003. The increase is due to approximately $1.2 million in increased legal expense compared to the first six months of 2003 ($1.5 million for the six months ending June 30, 2004 versus $355,000 for the six months ended June 30, 2003.) The increase in legal expense is primarily related to the product liability lawsuits that have been filed against the Company. Additionally, there was an increase of approximately $679,000 in advertising expense (approximately $5.0 million in 2004 versus $4.3 million in 2003), and an increase of $636,000 for non-advertising marketing expense for the six months ending June 30, 2004 compared to the same period in 2003. Also contributing to the increase in operating expense was an increase in labor expense of $283,000 and an increase of $128,000 in operations, the latter being related to higher quality control costs.

     We expect legal expenses will continue to be significantly above the levels incurred in fiscal 2003 as a result of the Zicam Cold Remedy product liability and securities litigation in which we are engaged (see Part II, Item 1 — “Legal Proceedings”, in this Report on Form 10-Q). We expect that operating expenses in future periods will vary largely in connection with the level of our advertising and legal expenditures.

     Research and Development. Research and development expenses increased from approximately $907,000 in the first six months of 2003 to approximately $992,000 in the first six months of 2004. We had previously announced our intention to spend 6% of net sales annually on research and development efforts; however we do not anticipate spending at that level to occur in 2004. We continue to maintain research and development efforts and remain focused on developing new products.

     Interest Expense. Interest expense for the six months ended June 30, 2004 decreased to zero, $173,000 below the level of the first half of 2003. The decrease is entirely attributable to the repayment of the debt that we incurred in connection with the acquisition of the 40% interest in Zicam, LLC in December 2001. This debt was fully repaid in November 2003. In July 2004 we borrowed $2 million against our credit facility with Comerica Bank. We expect to incur a small amount of interest expense over the next two quarters. We anticipate repaying the borrowing in the fourth quarter of 2004 and ending the year with no debt.

     Income (Loss) Before Income Tax. The loss before income tax in the first six months of 2004 decreased to approximately $(653,000), or 13%, from almost $(748,000) in the first six months of 2003, primarily as a result of the higher level of sales offsetting increases in operating expenses. We expect that earnings in future periods will continue to be significantly impacted by the seasonality of our sales, revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses.

     Provision for Income Tax Expense. In 2004, we are recording a provision for income tax expense based on an estimate of our effective income tax rate for the full year. This reflects the determination that we made at the end of fiscal 2002 that we would more likely than not be able to realize the benefit of tax losses accumulated in prior years to offset taxable income in 2003 and future years. Due to the loss in the second quarter we recorded a tax benefit of almost $260,000 for the first six months of 2004.

     Net Income (Loss). Net loss decreased $57,000 to approximately $(393,000) for the six months ended June 30, 2004 compared to net loss for the first six months in 2003 of $(449,000). Based on our expectation of seasonally higher sales in the third and fourth fiscal quarters and the introduction of six new cough products, we continue to expect 30% net income growth for the full 2004 fiscal year compared to fiscal 2003, subject to a number of assumptions including the intensity and timing of the 2004-2005 cough and cold season and no additional adverse publicity.

Liquidity and Capital Resources

     Our working capital decreased from approximately $17.6 million at December 31, 2003 to approximately $12.5 million at June 30, 2004. During the six-month period ended June 30, 2004, we experienced a decrease in cash from operating activities of approximately $1.0 million. Approximately $588,000 of the decrease is attributable to the operating loss for the first half of the year of $(393,000) and non-cash items of $(195,000). The remaining decrease in cash from operations is related to the timing of cash receipts and disbursements and higher inventories.

     Investing activities used cash of approximately $5,364,000. The decrease in cash was primarily due to $5 million of cash being restricted to secure a $5 million letter of credit related to the new insurance program, as discussed below. The additional decrease of $364,000 was used for capital expenditures and deposits. Cash flows from financing activities provided approximately $210,000 which includes $392,000 from the issuance of common stock related to the exercise of stock options less $157,000 used to purchase 17,900 shares of Matrixx common stock on the open market.

     In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. Under the program, we have agreed to reimburse our insurer for its claims administration expenses and for amounts paid out by it in settlement of product liability claims filed after the initial date of the program and which are not covered by insurance programs from prior years. The terms of the program require us to maintain an irrevocable, evergreen letter of credit issued by a bank or other financial institution to secure our reimbursement obligations to our insurer. We have a $5.0 million letter of credit with Comerica Bank and have reserved an equal amount of cash to secure repayments of amounts that become due under the letter of credit. The $5 million reserve is noted as Restricted Cash on the balance sheet and has been placed in an interest earning certificate of deposit.

     We have a $2.5 million credit facility with Comerica Bank which was renewed for a two-year term in May 2003. In July 2004, we borrowed $2 million under the facility to meet our working capital needs in the third quarter. We anticipate repaying the debt in the fourth quarter of 2004. We are in compliance with the earnings and financial covenants contained in our credit agreement. We believe that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months.

Contractual Obligations

     We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations
	(In thousands of dollars)
	Payments due by Period as of March 30, 2004
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	295	80	215	0	0
Purchase Obligations	3,256	3,256	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$3,551	$3,336	$215	$0	$0

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Forward Looking Statements

     This Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project” and “predict”, or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:

•	our belief that expected growth in sales will depend on our success in securing additional retail distribution of our products, including the six new Cough Mist products that we began shipping in the third quarter of 2004;

•	our belief that growth in sales in future periods will be affected by expanding consumer awareness and acceptance of our entire Zicam brand of products and upon avoiding additional adverse publicity;

•	our belief that expenditures for advertising and research and development will vary by quarter throughout the year, and our expectation that advertising expenses will be heaviest in our first and fourth fiscal quarters;

•	our expectation of expanding distribution of our products among our largest 10 retailers such that they will carry, on average, 11 of our 16 products for the 2004-2005 cough and cold season;

•	our expectation of continuing profitability in future years, and profitability in the third and fourth quarters of fiscal 2004 and the full 2004 fiscal year;

•	our intention to review our product return reserve provision regularly and adjust the reserve amounts as actual product return experience continues to develop, and our expectation that a higher sales returns allowance will be recorded in the future for our six new Zicam Cough Mist products and any other new products that we introduce until such products achieve market acceptance;

•	our intention to evaluate and adjust as appropriate the deferred tax valuation allowance;

•	our expectation that sales growth and net income for the full 2004 fiscal year will be 30% above our 2003 sales and net income levels;

•	our belief that our new contract manufacturer of our redesigned swab product will be able to meet our requirements for the 2004-2005 cough and cold season;

•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold;

•	our expectation that the introduction of the redesigned swab product, will improve the gross margin on the swab products;

•	our expectation of achieving a 70% gross margin for the year;

•	our expectation that legal expenses will increase throughout the second half of fiscal 2004 as a result of the Zicam Cold Remedy product liability litigation and the securities litigation in which we are engaged;

•	our expectation that operating expenses in future periods will vary largely in connection with the level of our advertising and legal expenses expenditures;

•	our expectation that legal expenses will continue to be significantly above levels incurred in fiscal 2003;

•	our belief that research and development spending will be below 6% of net sales for 2004;

•	our expectation regarding increases in sales in the second half of 2004 from the six new Cough Mist products, as well as continued growth in the sales of our existing Zicam products;

•	our expectation that net income in future periods will be significantly affected by the level of our sales, and the timing and amount of advertising, research and development, and legal expenses;

•	our intention to vigorously defend the Zicam Cold Remedy product liability and securities violation claims that have been filed against us, our expectation that additional product liability lawsuits will be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;

•	our expectation that we will incur a small amount of interest over the next two quarters, and that we will be able to repay the $2 million borrowed from our credit facility by the end of 2004 and have no debt at the end of fiscal 2004;

•	our belief that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months;

•	our having no plans to directly manufacture and store our products; and

•	our belief that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

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

     Statements in this Report on Form 10-Q, including those set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and under the subheading below entitled “Risk Factors”, describe factors that could contribute to or cause actual results to differ materially from our expectations. Other such factors include (i) less than anticipated demand for our current and future products, (ii) lack of market acceptance for or uncertainties concerning the efficacy or safety of our current and future products or regulatory actions involving our products, (iii) difficulties in increasing production or maintaining sufficient inventories to meet unexpectedly high demand in the short term, (iv) financial difficulties encountered by one or more of our principal customers, (v) difficulties in obtaining additional capital for marketing, research and development, and other expenses, (vii) material litigation involving patent and contractual claims, product liability, consumer issues and securities violation claims, and (viii) adverse publicity regarding our products.

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

If our Zicam products do not gain widespread market acceptance or receive additional adverse publicity, our anticipated sales and results of operations will suffer

     Although we believe that each of our products, and in particular our Zicam Cold Remedy nasal products, offer unique benefits to consumers, we cannot be certain that any of these products will achieve widespread acceptance by the market. In addition, given their recent introduction in late 2003, our three new oral Zicam products have not yet reached the level of market recognition achieved by the original Zicam Cold Remedy nasal gel pump or swab products. While we are working to increase the market presence of all of our products, including our new Cough Mist products, we cannot be certain that demand for these products will grow. If problems arise concerning the efficacy or safety of any of our products, or if any of our products receives additional adverse publicity, or if any of our products fails to achieve widespread market acceptance for any other reason, our operating results and prospects would be materially adversely affected. Our results could also be affected by fluctuations in buying patterns and inventory levels of major customers.

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

FDA and other government regulation may restrict our ability to sell our products

     We are subject to various federal, state and local laws and regulations affecting our business. Our Zicam products are subject to regulation by the FDA, including regulations with respect to labeling of products, approval of ingredients in products, claims made regarding the products, and disclosure of product ingredients. If we do not comply with these regulations or if these regulations change in the future, the FDA could force us to stop selling the affected products or require us to incur substantial costs in adopting measures to maintain compliance with these regulations. If the FDA came to believe that any of our products caused harm to consumers, we could be required to stop selling that product or subject the product to a recall. Our advertising claims regarding our products are subject to the jurisdiction of the FTC as well as the FDA. In both cases we are required to obtain scientific data to support any advertising or labeling health claims we make concerning our products, although no pre-clearance or filing is required to be made with either agency. If we are unable to provide the required support for such claims, the FTC may stop us from making such claims or require us to stop selling the affected products.

We may fail to compete effectively, particularly against larger, more established pharmaceutical and health products companies, causing our business and operating results to suffer

     The consumer health products industry is highly competitive. We compete with companies with sales in the United States that are engaged in the development of both traditional and innovative healthcare products. Many of these companies have much greater financial and technical resources and production and marketing capabilities than we do. As well, many of these companies have already achieved significant product acceptance and brand recognition with respect to products that compete directly with our Zicam products. Our competitors may successfully develop and market superior or less expensive products which could render our Zicam and other future products less valuable or unmarketable.

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

We may incur significant costs resulting from product liability claims or securities litigation

     We are subject to significant liability should use or consumption of our products cause injury, illness or death. Presently, we are being sued by approximately 175 individuals in 17 different product liability lawsuits (two of which have been filed as class action lawsuits) relating to our Zicam Cold Remedy product. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits. Although we carry product liability insurance, we cannot be sure that our insurance will be adequate to protect us against product liability claims or that insurance coverage will continue to be available. Product liability claims, such as those described in our Report on Form 10-K for our 2003 fiscal year and in our subsequent Reports on Form 10-Q, even if without merit or for which we have substantial coverage, could result in significant legal defense costs, thereby increasing our expenses and lowering our earnings. Such claims, whether or not proven to be valid, could have a material adverse effect on our product branding and goodwill, resulting in reduced market acceptance of our products. In addition, any adverse decision in such litigation could require significant damages to be paid or result in adverse publicity, either of which could materially adversely affect our results of operations and financial condition. The Company and its Chief Executive and Chief Financial Officers are also subject to two class action lawsuits alleging violations of securities laws. Any adverse decision in such litigation could materially adversely affect our results of operations and financial condition.

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

We may continue to experience product backlogs

     At the end of fiscal 2003, we had approximately $0.4 million in backlog of swab orders. This backlog continued into the first half of the first quarter of fiscal 2004. We have undertaken significant measures to remedy the manufacturing problems that led to this backlog, including replacing our swab manufacturer and redesigning our swab product to permit higher volume production. We have built a substantial inventory of swab products to reduce the likelihood of any backlog occurring in the 2004-2005 cough and cold season. We have increased the inventory of our other products in preparation of anticipated sell-in during the third quarter of 2004, and we have established inventory plans to support sales through the 2004-2005 cough and cold season. We introduced six new Zicam Cough Mist products which began shipping to customers in July 2004. Our Cough Mist manufacturer is producing according to our forecast and we expect to have inventory available for sales of the new products through the 2004-2005 cough and cold season. However, we cannot be certain that these measures will be sufficient to prevent future backlog of these products or that other product backlogs will not occur in the future. Any such future backlogs will potentially result in higher production costs, higher freight costs to expedite shipment of raw materials and finished goods, fines from certain retailers, cancelled orders and lost opportunity costs. These in turn could materially affect our results of operations and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank. At no time during fiscal 2003 or the first six months of fiscal 2004 did we have any outstanding balance against this line of credit. In July 2004, we borrowed $2 million against our credit facility with Comerica Bank. The primary purpose for the borrowing is to provide additional liquidity as we build inventory for expected increases in sales during the second half of 2004. We generally extend payment terms for customers during the third quarter as customers purchase new products and build inventory for the upcoming cough and cold season. We anticipate repaying the debt in the fourth quarter of 2004 and ending fiscal 2004 with no debt.

Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

     As of June 30, 2004 and December 31, 2003, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the first six months of fiscal 2004 or in any of 2003) or commodity price risk.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     We are subject, from time to time, to legal proceedings and claims regarding adverse reactions to our products. From late 2003 through July 2004, we have been sued by approximately 175 individuals in 18 different lawsuits generally alleging that our Zicam Cold Remedy product caused damage to the sense of smell and/or taste. Two of these lawsuits have been filed as class action lawsuits covering named and unnamed plaintiffs. In addition to the lawsuits previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2003 and our Quarterly Report on Form 10-Q for our first quarter ended March 31, 2004, the new cases are Benkwith vs. Matrixx Initiatives, Inc. et al., filed May 3, 2004 in the Circuit Court for Montgomery County, Alabama, Case No. CV04-1180 CNP; Bryant vs. Matrixx Initiatives, Inc. et al., filed June 14, 2004 in District Court, Boulder County, Colorado, Case No. 2004 CV808; Wyatt vs. Matrixx Initiatives, Inc. et al., filed June 17, 2004 in the US District Court, Northern District of Alabama, Case No. CV04-1230-S; Hilton vs. Matrixx Initiatives, Inc. et al., filed June 27, 2004 in the District Court, Tarrant County, Texas, Case No. 0482061620 (removed to the United States District Court for the Northern District of Texas, Fort Worth Division, Case No. 4-04CV-519-Y); Hunter vs. Matrixx Initiatives, Inc. et al, filed June 4, 2004 in the Superior Court of the State of Arizona (Maricopa County), Case No. CV2004-010830; and Mayo vs. Matrixx Initiatives, Inc. et al., filed June 24, 2004 in the Superior Court of New Jersey

(Essex County), Case No. ESX-L-3551-04. The case Christensen et al. vs. Matrixx Initiatives, Inc. et al. filed October 13, 2003, previously disclosed on Form 10-K for our fiscal year ended December 31, 2003, has been dismissed without prejudice. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits.

     An investigative news report by a national network program that was subsequently featured by several local stations across the country, which suggested the possibility of Zicam Cold Remedy negatively impacting a person’s sense of smell and/or taste appears to be related to the filing of the lawsuits. Also, we are aware that plaintiffs’ law firms are actively soliciting potential claimants through the Internet and other media. As a result, we expect additional lawsuits to be filed against us. It is very early in the discovery phase of the lawsuits. It appears that the lawsuits, as well as the above-noted news media reports, are based on research and allegations regarding a connection between zinc sulfate and loss of sense of smell. Zicam Cold Remedy contains zinc gluconate, not zinc sulfate, which has very different properties than zinc sulfate.

     We believe the allegations relating to Zicam Cold Remedy are inappropriate and misleading. Zicam Cold Remedy has been studied in two independent, placebo-control studies. In those studies, there was no statistically significant difference in adverse events between the placebo and non-placebo group, and there was no indication in either group of an impairment to the sense of smell. Further, the incidence of smell disorders is reported at 1-2% of the population on average, and is very common in those over age 50. Upper respiratory infections are among the most common causes of impairment to sense of smell. Therefore, any product such as Zicam Cold Remedy designed to treat upper respiratory illnesses may be mistakenly associated with distortion of sense of smell. The rate of reported complaints of distortion of sense of smell associated with Zicam Cold Remedy is well below these national incidence levels.

     We have submitted all 17 of the existing lawsuits to our insurance carriers. We cannot predict the outcome of the litigation, but we will defend ourselves vigorously. If any liability were to result from one or more of these or future lawsuits, we believe our financial results could be materially impacted. Our financial results could also be materially impacted by the adverse publicity that may result from the lawsuits.

     Additionally, there have been two class action lawsuits was filed against the Company, our President and Chief Executive Officer, Carl J. Johnson, and our Executive Vice President and Chief Financial Officer, William J. Hemelt, alleging violations of federal securities laws. The cases are Sved vs. Matrixx Initiatives, Inc., Carl J. Johnson and William J. Hemelt, filed April 27, 2004 in the United States District Court for the District of Arizona, Case No. CV04-0886PHX and Siracusano vs. Matrixx Initiatives, Inc, Carl J. Johnson and William J. Hemelt, filed May 19, 2004 in the United States District Court for the District of Arizona, Case No. CV041012PHX. Among other things, the lawsuits allege that between October 2003 and February 2004, we made materially false and misleading statements regarding our Zicam Cold Remedy product, including failing to adequately disclose to the public the details of certain of the product liability lawsuits described above. We believe the claims made in these lawsuits are without merit and represent the actions of opportunistic plaintiffs’ law firms seeking to take advantage of existing Zicam Cold Remedy litigation. We intend to vigorously defend ourselves in these matters. In accordance with and subject to the provisions of the Company’s Certificate of Incorporation, Messrs. Johnson and Hemelt will be indemnified by the Company for their expenses incurred in defending these lawsuits and for any other losses which they may suffer as a result of these lawsuits. If any liability were to result from these lawsuits, we believe our financial results could be materially impacted.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended June 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

			(c)
			Total Number of	(d)
	(a)		Shares Purchased	Maximum Number
	Total	(b)	as Part of	of Shares that May
	Number of	Average	Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
4/01/04-4/30/04	4,500	$8.74	4,500	995,500
5/01/04-5/31/04	10,500	$8.76	10,500	985,000
6/1/04-6/30/04	2,900	$8.90	2,900	982,100
Total	17,900	$8.78	17,900	982,100

     We repurchased an aggregate of 17,900 shares of our common stock pursuant to the stock repurchase program that we publicly announced on April 1, 2004 (the “Program”) in open market transactions. Commissions paid for repurchased common stock during the second quarter of 2004 totaled $537.

     The board of directors approved the repurchase by the Company of up to 1 million shares of the Company’s common stock. Unless terminated earlier by resolution of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase through the Program.

Item 4. Submission of Matters to a Vote of Security Holders

     At our 2004 annual meeting of stockholders held on April 28, 2004, our stockholders elected Edward J. Walsh and Michael A. Zeher to our Board of Directors for terms of three years each. Of the 9,463,801 shares entitled to vote in such election, the votes cast were as follows:

Director	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
Edward J. Walsh	8,457,334	464,305	0	0
Michael A. Zeher	8,476,934	444,705	0	0

The Company’s four other directors Edward Faber, L. White Matthews, William Egan, and Carl Johnson were not scheduled for election this year and will continue as members of the board.

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

On April 28, 2004, the registrant filed a Report on Form 8-K announcing its preliminary earnings results for the first quarter of fiscal 2004.

On April 30, 2004, the registrant filed a Report on Form 8-K announcing the election of two directors at the registrant’s 2004 annual meeting of shareholders and the introduction at such annual meeting of six new Zicam products.

On July 27, 2004, the registrant filed a Report on Form 8-K announcing its preliminary earnings results for the second quarter of fiscal 2004.

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

August 13, 2004

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