Form 10-Q
period 2004-09-30
MATRIXX INITIATIVES INC
filed 2004-11-10
CIK 1006195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter ended September 30, 2004

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

There were 9,476,701 shares of the registrant’s common stock, $.001 par value, outstanding as of November 1, 2004.

MATRIXX INITIATIVES, INC.
FORM 10-Q
INDEX

Unless otherwise indicated in this quarterly report, “Matrixx,” “us,” “we,” “our”, “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2004	December 31, 2003
Current Assets:
Cash and cash equivalents	$4,668,300	$10,682,614
Accounts receivable:
Trade, net allowance for doubtful accounts of $535,320 and $601,357	12,272,625	11,471,511
Inventories	8,894,595	3,267,604
Prepaid expenses and other	1,297,850	615,790
Deferred tax asset	2,239,659	2,829,556

Total Current Assets	29,373,029	28,867,075

Property and Equipment, at cost:
Office furniture and equipment	777,007	681,528
Machine tooling	150,000	150,000
Leasehold improvements	179,644	37,202

	1,106,650	868,730
Less accumulated depreciation	(393,040)	(247,728)

Net Property and Equipment	713,610	621,002

Other Assets:
Restricted cash	5,035,589	—
Deposits	105,217	212,697
Debt issuance costs, net of accumulated amortization of $12,500 and $0	12,500	—
Deferred tax asset	2,828,424	4,351,810
Patents, net of accumulated amortization of $189,091 and $138,780	934,509	984,820
Goodwill	15,039,836	15,039,836

Total Other Assets	23,956,075	20,589,163

Total Assets	$54,042,714	$50,077,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2004	December 31, 2003
Current Liabilities:
Accounts payable and accrued expenses	$7,676,525	$9,552,218
Sales returns and allowances	2,079,441	1,734,568
Short term debt	2,000,000	—

Total Current Liabilities	11,755,966	11,286,786

Total Long-Term Debt	—	—
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,507,864 and 9,474,601 shares issued and outstanding	9,508	9,475
Additional paid in capital	42,362,305	41,993,189
Accumulated earnings (deficit)	311,239	(2,972,987)

	42,683,052	39,029,677
Less common stock held in treasury, at cost (53,800 and 35,900 shares)	(396,304)	(239,223)

Total Stockholders’ Equity	42,286,748	38,790,454

Total Liabilities and Stockholders’ Equity	$54,042,714	$50,077,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,
	2004	2003
Net sales	$16,904,856	$13,374,004
Cost of sales	5,234,606	4,215,034

Gross Profit	11,670,250	9,158,970
Operating expenses	5,428,992	3,755,539
Research and development	353,509	795,429

Income From Operations	5,887,749	4,608,002

Other Income (Expense):
Interest and other income	271,444	44,944
Interest and other expense	(22,937)	(43,732)

Total Other Income (Expense)	248,507	1,212

Income Before Provision For Income Taxes	6,136,256	4,609,214
Provision for income taxes	2,459,272	1,846,216

Net Income	$3,676,984	$2,762,998

Net Income Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,491,191	9,410,965
Net Income Per Share of Common Stock	$0.39	$0.29
Diluted:
Weighted Average Number of Common Shares Outstanding	9,536,399	9,439,376
Net Income Per Share of Common Stock	$0.39	$0.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended September 30,
	2004	2003
Net sales	$33,229,143	$25,270,098
Cost of sales	10,405,376	8,009,663

Gross Profit	22,823,767	17,260,435
Operating expenses	16,317,473	11,619,979
Research and development	1,345,543	1,702,246

Income From Operations	5,160,751	3,938,210

Other Income (Expense):
Interest and other income	345,794	140,282
Interest and other expense	(22,937)	(216,926)

Total Other Income (Expense)	322,857	(76,644)

Income Before Provision For Income Taxes	5,483,608	3,861,566
Provision for income taxes	2,199,382	1,548,213

Net Income	$3,284,226	$2,313,353

Net Income Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,493,115	9,420,213
Net Income Per Share of Common Stock	$0.35	$0.25
Diluted:
Weighted Average Number of Common Shares Outstanding	9,574,215	9,426,689
Net Income Per Share of Common Stock	$0.34	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$3,284,226	$2,313,353
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	145,312	117,143
Amortization	50,311	50,310
Amortization of imputed interest on notes payable	—	216,805
Amortization of debt issuance costs	12,500	14,583
Deferred income taxes	2,113,283	1,547,216
Other	—	2,401
Changes in assets and liabilities:
Accounts receivable	(801,114)	(2,556,840)
Inventories	(5,626,991)	(2,203,164)
Prepaid expenses and other	(682,060)	43,001
Interest receivable	(35,589)	—
Accounts payable and accrued expenses	(1,875,693)	(2,270,269)
Sales returns and allowances	344,873	224,047

Net Cash (Used) By Operating Activities	(3,070,942)	(2,501,414)

Cash Flows From Investing Activities:
Capital expenditures	(237,920)	(116,186)
Deposits and other	107,480	(90,000)
Restricted cash	(5,000,000)	—

Net Cash (Used) By Investing Activities	(5,130,440)	(206,186)

Cash Flows From Financing Activities:
Purchase of treasury stock	(157,081)	(177,367)
Debt issuance costs	(25,000)	—
Proceeds from borrowing	2,000,000	—
Principal payments on notes payable	—	(2,548,624)
Issuance of common stock	369,149	36,000

Net Cash Provided (Used) By Financing Activities	2,187,068	(2,689,991)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,014,314)	(5,397,591)
Cash and Cash Equivalents at Beginning of Period	10,682,614	12,010,091

Cash and Cash Equivalents at End of Period	$4,668,300	$6,612,500

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$14,194	$201,498
Income taxes	327,739	997

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	The accompanying financial information of Matrixx Initiatives, Inc. is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with US generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2004 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2004. It is recommended that this financial information be read with the complete financial statements included in Matrixx’s Annual Report on Form 10-K for the year ended December 31, 2003 previously filed with the Securities and Exchange Commission.

2.	Stock-Based Compensation

     The Company adopted the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to SFAS 123”. The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock based compensation plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and net income per share would be reduced to the following pro forma amounts:

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net income applicable to common shareholders, as reported	$3,676,984	$2,762,998	$3,284,226	$2,313,352
Less stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	234,036	88,776	807,967	331,697

Pro forma Net Income	$3,442,948	$2,674,222	$2,476,259	$1,981,656

Net income per share of Common Stock
Basic:
As reported	$0.39	$0.29	$0.35	$0.25
Pro forma	$0.36	$0.28	$0.26	$0.21
Diluted:
As reported	$0.39	$0.29	$0.34	$0.25
Pro forma	$0.36	$0.28	$0.26	$0.21

During the quarter ended September 30, 2004, no options were exercised. For the nine months ended September 30, 2004, 35,000 options were exercised for total proceeds to the Company of $392,500.

3.	The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive securities. The Company’s stock options are included using the “treasury stock” method.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The table below summarizes the elements included in the calculation of basic and diluted net income per common share for the three and nine months ended September 30, 2004 and 2003. Options, warrants and other incremental shares to purchase 391,893 and 215,000 shares of common stock for the three months ended September 30, 2004 and 2003, and 357,963 and 376,300 shares of common stock for the nine months ended September 30, 2004 and 2003, respectively, were not included in the computation of diluted net income per share because their effect would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$3,676,984	$2,762,998	$3,284,226	$2,313,353

Weighted average common shares outstanding:
Basic	9,491,191	9,410,965	9,493,115	9,420,213
Dilutive securities	45,208	28,411	81,100	6,476

Diluted	9,536,399	9,439,376	9,574,215	9,426,689

Net income per common share:
Basic	$0.39	$0.29	$0.35	$0.25
Diluted	$0.39	$0.29	$0.34	$0.25

4.	Inventories consisted of the following at September 30, 2004, and December 31, 2003:

	September 30, 2004	December 31, 2003
Raw materials and packaging	$2,572,745	$1,137,584
Finished goods	6,563,824	2,296,486
Less reserve for obsolescence	(241,974)	(166,465)

Total	$8,894,595	$3,267,605

     The increase in inventory is due to the addition of six new Zicam Cough Mist products and the seasonal increase of inventory to meet expected increases in sales during the cough and cold season.

5.	Recently Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, Consolidation of Variable Interest Entities, which was amended in December 2003, as FIN 46R. In general a variable entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46R apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003, which was subsequently delayed until the fourth quarter of 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities and therefore, the adoption of the interpretation did not have any impact on our financial statements.

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

          We are subject, from time to time, to legal proceedings and claims regarding adverse reactions to our products. From late 2003 through October 2004, we have been sued by approximately 284 individuals in 19 different lawsuits generally alleging that our Zicam Cold Remedy product caused damage to the sense of smell and/or taste. Two of these lawsuits have been filed as class action lawsuits covering named and unnamed plaintiffs. The lawsuits have been previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2003; our Quarterly Reports on Form 10-Q for our first quarter ended March 31, 2004 and our second quarter ended June 30, 2004; and on our Report on Form 8-K filed August 20, 2004. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits.

          All of the existing lawsuits have been submitted to our insurance carriers. We cannot predict the outcome of the litigation, but we will defend ourselves vigorously. If any liability were to result from one or more of these or future lawsuits, we believe our financial results could be materially impacted. Our future financial results could also be materially impacted by the adverse publicity that may result from the lawsuits.

          Additionally, there have been two class action lawsuits filed against the Company, our President and Chief Executive Officer, Carl J. Johnson, and our Executive Vice President and Chief Financial Officer, William J. Hemelt, alleging violations of federal securities laws. The cases were previously disclosed on our Quarterly Report on Form 10-Q for our second quarter ended June 30, 2004. Among other things, the lawsuits allege that between October 2003 and February 2004, we made materially false and misleading statements regarding our Zicam Cold Remedy product, including failing to adequately disclose to the public the details of certain of the product liability lawsuits described above. We believe the claims made in these lawsuits are without merit and represent the actions of opportunistic plaintiffs’ law firms seeking to take advantage of existing Zicam Cold Remedy litigation. We intend to vigorously defend ourselves in these matters. In accordance with and subject to the provisions of the Company’s Certificate of Incorporation, Messrs. Johnson and Hemelt will be indemnified by the Company for their expenses incurred in defending these lawsuits and for any other losses which they may suffer as a result of these lawsuits. If any liability were to result from these lawsuits, we believe our financial results could be materially impacted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          Through our 100%-owned subsidiary, Zicam LLC, we are engaged in the development, production and sale of over-the-counter pharmaceutical products. In 2002, we introduced five new Zicam nasal gel products, improved package graphics for our entire Zicam product line and engaged a new sales team to represent our products to retailers. In 2003, we began shipping three new Zicam Cold Remedy products (Oral Mist, Chewables and RapidMelts). In the third quarter of fiscal 2004, we began shipping our six new Zicam Cough Mist products (Cough Mist Adult Cherry, Cough Mist Adult Honey Lemon, Cough Mist Adult Plus Decongestant, Cough Mist Adult Night Time, Cough Mist Kids Cherry, Cough Mist Kids Plus Decongestant).

Executive Summary

          Net sales for the third quarter of fiscal 2004 increased 26% to approximately $16.9 million compared to approximately $13.4 million for the third quarter of 2003. The increased sales in the third quarter of 2004 were due to sales of the new Zicam Cough Mist products. Net income for the third quarter of 2004 increased 33% to approximately $3.7 million compared to $2.8 million in the third quarter of 2003. The increase in net income is primarily related to the increased sales for the quarter.

          Net sales for the first nine months of fiscal 2004 increased 31% to approximately $33.2 million compared to approximately $25.3 million for the first nine months of fiscal 2003. Approximately half of the increase was attributable to sales of our new Zicam Cough Mist products, while sales of our allergy and sinus products increased approximately 37%. The remaining increase in sales is attributable to increased sales of Zicam Cold Remedy oral products that were introduced in the third quarter of 2003. Net income for the first nine months of fiscal 2004 increased 42% to approximately $3.3 million, compared to approximately $2.3 million for the first nine months of 2003.

          We expect net income in future periods will be significantly affected by the level of sales, the timing and amount of our advertising and research and development expenses, and the timing and amount of expenses incurred in the defense of product liability and securities litigation matters.

          Since the introduction of our new Zicam Cough Mist products, we now market products in the cold (3 nasal delivery products and 3 oral delivery products), allergy/sinus (4 nasal delivery products), and cough (6 oral delivery products) market categories of the overall cough and cold category. We expect that our mix of products sold will change due to seasonality and varying growth rates within the market categories. For the nine months ending September 30, 2004 our mix of products sold was cold — 56%, allergy/sinus — 27%, and cough — 17%, compared to the nine months ending September 30, 2003 of cold — 72%, and allergy/sinus — 28%.

          Our expected growth in annual sales will depend on our success in securing additional retail distribution of our products, including the six new Zicam Cough Mist products, expanding consumer awareness and acceptance of our entire line of Zicam products, and avoiding additional adverse publicity. Expenditures for advertising, research and development and legal expenses will vary by quarter throughout the year and could be significantly different from amounts incurred in the same periods in prior years. We expect advertising expenses to be heaviest in our first and fourth fiscal quarters in conjunction with the cough and cold season.

          Management reviews several key performance indicators. First, we compare our year to date sales and net income performance against our stated annual goal for each. In fiscal 2004, our goal was to grow sales and net income 30% above the level realized in 2003. For the nine months ended September 30, 2004 net sales have increased 31% and net income is up 42% over the same period in 2003. Second, we monitor our overall share of the cough and cold market. For the 12-week period ended September 5, 2004, retail sales of our products (as measured by three outlet syndicated scanner data, not including our customer Wal-Mart) increased approximately 29% over the comparable period a year ago while the entire cough and cold category experienced a 2% increase over the same period. Third, we measure our ability to maintain strong gross margins on our products. During the nine months ended September 30, 2004, our products averaged a gross margin of 69%, which was slightly below our target of 70% for the full year, but better than the 68% recorded for the first nine months of 2003. Fourth, we evaluate our operating performance by reviewing, over time, our ability to decrease administrative and general costs as a percentage of net sales. For the third quarter of fiscal 2004, our operating expenses were 32% of our net sales compared to 28% for the third quarter of fiscal 2003. Operating expenses have been negatively impacted by an increase in legal expense primarily related to the product liability lawsuits which have been filed against the Company (see Part II, Item 1- “Legal Proceedings”, in this Report on Form 10-Q). Fifth, we review the distribution of our products by key national customers. We expect to expand the distribution of our existing products and add distribution of our new products among our top 10 retailers and anticipate them carrying, on average, 12 of our 16 products for the 2004-2005 cough and cold season compared to carrying, on average, seven of our products during the prior year’s cough and cold season.

          The legal challenges facing the Company have, as previously reported, slowed new product development activity. We expect that slowness, coupled with the high level of legal expenses, may slow the rate of net income growth in 2005 compared to that achieved in recent years.

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

          Intangible Assets and Goodwill: We recorded approximately $15.0 million in goodwill in connection with the 40% Zicam, LLC interest that we acquired from Zensano, Inc. in December 2001. Under SFAS No. 142, goodwill must be tested when a triggering event occurs or at least annually to identify a potential impairment and the amount of any impairment loss. Factors that could affect this analysis would be significant loss of market share, a general decline in Zicam product sales, higher than expected increases in expenses and various other matters. Any change in key assumptions about the business or prospects of Zicam, LLC, or any change in market conditions or other externalities affecting Zicam, LLC, could result in an impairment charge, and such a charge could have a material adverse effect on our financial condition and results of operations. Our annual evaluation of goodwill was completed in the third quarter of 2004 by an independent valuation firm and no impairment was found.

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

          In 2003 and the first nine months of 2004, we recorded income tax expense based on our estimated effective income tax rate for the year and will continue to do so in future periods. In addition, we will continue to evaluate the deferred tax valuation allowance regularly and adjust the amount to reflect our expectation of our ability to realize the tax benefit arising from our tax loss carry-forward on a quarterly basis. Should there be a significant change in our expectations of future income, the impact of increasing the deferred tax valuation allowance could be significant which would negatively impact our earnings.

          Customer Returns and Allowances: We recognize revenues on the sale of our products when they are shipped from our warehouse facilities, and at that time record a provision for estimated product returns. The estimate for product returns is based on our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects the liability associated with product returns. To date, our sales returns experience has been consistent with our estimate for returns, except for returns of outdated products arising from excess production during the introduction of Zicam Cold Remedy in the 1999-2000 cough and cold season, which resulted in out-of-date product two years later. In July 2004, we reviewed the return provision for the three oral delivery Cold Remedy products that were introduced in the third quarter of 2003. Based on our product return experience we reduced the return provision from 7% to 3% on sales of these three products in mid 2004. Currently, we are recording a provision of 3% of gross sales for the 10 Zicam products introduced in 2003 or earlier for potential returns and allowances. In establishing the appropriate reserve level for the six new Zicam Cough Mist products, that began shipping in July 2004, we reviewed the similarities and differences of the six products relative to the 10 Zicam products for which we now have several years of product return experience. Based on that review, we are recording a provision of 7% of gross sales for these products. We will review the return provision at least quarterly and adjust these reserve amounts as actual product return experience continues to develop. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected. In addition, we expect that a higher sales returns allowance will be recorded for any other new products that we introduce until such products achieve market acceptance.

          Legal Contingencies: We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. We are being sued by approximately 284 individuals in 19 different lawsuits generally alleging that our Zicam Cold Remedy product caused damage to their sense of smell and/or taste. Two of these lawsuits have been filed as class action lawsuits. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits. In addition, two class action lawsuits have been filed against Matrixx, our President and Chief Executive Officer, Carl J. Johnson, and our Executive Vice President and Chief Financial Officer, William J. Hemelt, alleging violation of federal securities laws (see Part II, Item 1- “Legal Proceedings”, in this Report on Form 10-Q). While we intend to defend ourselves vigorously in each of these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. Therefore, loss provisions arising from such matters will be recorded when a loss outcome is probable and can be reasonably estimated, to the extent not provided for through insurance or otherwise. At present, we have not been able to determine the probability of a loss outcome in any of the litigation to which we are currently subject. Accordingly, we have not recorded any loss provisions related to such litigation.

Results of Operations for the Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

          Certain information is set forth below for our Zicam operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,
	2004		2003
Net sales	$16,904,856	100%	$13,374,004	100%
Cost of sales	5,234,606	31	4,215,034	32

Gross profit	11,670,250	69	9,158,970	68
Operating expenses	5,428,992	32	3,755,539	28
Research and development	353,509	2	795,429	6

Income from operations	5,887,749	35	4,608,002	34
Interest and other income	271,444	2	44,944	—
Interest expense	(22,937)	—	(43,732)	—

Income before income taxes	6,136,256	36	4,609,214	34
Provision for income taxes	2,459,272	15	1,846,216	14

Net Income	$3,676,984	22%	$2,762,998	21%

          Net Sales. Net sales for the three months ended September 30, 2004 increased approximately $3.5 million to $16.9 million, or almost 26% above net sales in the third quarter of the prior year. For the quarter ended September 30, 2004, the increase in net sales was due to sales of the new Zicam Cough Mist products which began shipping in July 2004.

          Generally, sales in the third quarter are significantly higher than the prior quarter due to retailers purchasing products for the cough and cold season which usually begins at the end of the third quarter. We expect further increases in sales of our cough and cold products in the fourth quarter of 2004 as the incidence of illness increases during the cough and cold season. We continue to expect sales growth of 30% above our 2003 sales level for the full 2004 fiscal year, subject to a number of assumptions including the intensity and timing of the 2004-2005 cough and cold season and no additional adverse publicity.

          Cost of Sales. For the third quarter of fiscal 2004, our cost of sales increased approximately $1 million to approximately $5.2 million, or 24% above the third quarter 2003 cost of sales. The increase in cost of sales is due to the higher sales volume that we experienced during the 2004 third quarter compared to the prior year’s third quarter.

          Gross Profit. Gross profit for the third quarter of 2004 increased to approximately $11.7 million, or 27% greater than the third quarter of 2003, due to the increase in sales. The gross margin increased from 68% in the third quarter 2003, to 69% in the third quarter 2004, due to the phase-out of an older, more expensive swab design and the relative mix of products sold. The gross margin on our current products varies between 65% and 80%. Gross margin will continue to be affected by the relative mix of products sold.

          Operating Expenses. Operating expenses for the third quarter of 2004 increased to approximately $5.4 million, approximately $1.7 million above the third quarter of 2003. The increase is primarily due to a $1.6 million increase in legal expense ($1.8 million for the quarter ended September 30, 2004 versus $208,000 for the quarter ended September 30, 2003). Also contributing to increased expenses were increases in insurance ($165,000), sales expense ($101,000), and non-advertising marketing expense ($674,000), which offset a $510,000 decrease in advertising expense ($338,000 in the third quarter of 2004 compared to $848,000 in the third quarter 2003), and labor expense ($494,000). The decrease in labor expense reflects the accrual of a portion of year end incentive compensation ($675,000) in the third quarter of 2003, which was not accrued in the third quarter of 2004.

          Expenses in future periods will vary largely in relation to the level of our advertising expenditures, which are heaviest in the first and fourth quarters. We anticipate that we will continue to incur approximately $1.0 to $1.5 million in higher legal expense each quarter as a result of the Zicam Cold Remedy product liability and securities litigation in which we are engaged (see Part II, Item 1 — “Legal Proceedings”, in this Report on Form 10-Q).

          Research and Development. Research and development expenses decreased from approximately $795,000 in the third quarter of 2003 to approximately $353,000 in the third quarter of 2004. We had previously announced our intention to spend 6% of net sales annually on research and development efforts; however, due to research and development efforts being diverted as a result of product liability litigation matters, we do not anticipate spending at that level in 2004. We continue to maintain research and development efforts and remain focused on developing new products.

          Interest & Other Income. Other income increased to $271,000 in the third quarter 2004, approximately $227,000 higher than the third quarter of 2003. The increase is attributable to royalty income associated with a gum product marketed by the Wm. Wrigley Jr. Company. We do not anticipate any future royalty income under this agreement.

          Interest Expense. Interest expense for the third quarter of 2004 was approximately $23,000, $21,000 below the level of the third quarter of 2003. The decrease is attributable to the repayment of the debt that we incurred in connection with the acquisition of the 40% interest in Zicam, LLC in December 2001. This debt was fully repaid in November 2003. In July 2004, we borrowed $2 million against our credit facility with Comerica Bank. We anticipate repaying the borrowing in the fourth quarter of 2004 and ending the year with no debt outstanding.

          Income (Loss) Before Income Tax. Income before income tax in the third quarter of 2004 increased to approximately $6.1 million, or 33%, from $4.6 million in the third quarter of 2003, as a result of higher sales which were partially offset by higher operating expenses. We expect that earnings in future periods will continue to be significantly impacted by the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses. Based on our expectation of increased sales in the fourth quarter of fiscal 2004, we expect to be profitable in the fourth quarter of fiscal 2004 and for the full 2004 fiscal year.

          Provision for Income Tax Expense. In 2004, we are recording a provision for income tax expense based on an estimate of our effective income tax rate for the full year. Due to operating income recorded in the third quarter of 2004, we recognized income tax expense of approximately $2.5 million.

          Net Income. Net income increased $914,000, or 33%, to approximately $3.7 million for the quarter ended September 30, 2004, compared to net income for the third quarter of 2003 of approximately $2.8 million. Based on our expectation of seasonally increased sales in the fourth quarter of fiscal 2004, we continue to expect 30% net income growth for the full 2004 fiscal year compared to fiscal 2003, subject to a number of assumptions including the intensity and timing of this year’s cough and cold season and no additional adverse publicity.

Results of Operations for the Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

     Certain information is set forth below for our Zicam operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Nine Months Ended September 30,
	2004		2003
Net sales	$33,229,143	100%	$25,270,098	100%
Cost of sales	10,405,376	31	8,009,663	32

Gross profit	22,823,767	69	17,260,435	68
Operating expenses	16,317,473	49	11,619,979	46
Research and development	1,345,543	4	1,702,246	7

Income from operations	5,160,751	16	3,938,210	16
Interest and other income	345,794	1	140,282	1
Interest expense	(22,937)	—	(216,926)	(1)

Income before income taxes	5,483,608	17	3,861,566	15
Provision for income taxes	2,199,382	7	1,548,213	6

Net Income	$3,284,226	10%	$2,313,353	9%

          Net Sales. Net sales for the nine months ended September 30, 2004 increased to approximately $33.2 million, or 31% above net sales in the first nine months of the prior year. Approximately half of the increase in net sales was attributable to sales of our new Zicam Cough Mist products. Sales of Zicam products within the allergy & sinus segment of our business increased almost 42% in the first nine months of 2004 compared to the same period in the prior year, and accounted for approximately 37% of the increase in net sales for the nine months ended September 30, 2004 compared to the same period in 2003. The remaining increase in sales stemmed from sales growth within our cold remedy line of products. We continue to expect sales growth for the full 2004 fiscal year to be 30% above our 2003 sales, subject to a number of assumptions including the intensity and timing of the 2004-2005 cough and cold season and no additional adverse publicity.

          Cost of Sales. Our cost of sales increased to approximately $10.4 million, or 30% above the cost of sales for the first nine months of 2003 of approximately $8.0 million. The increase is due to the higher product sales that have occurred year to date.

          Gross Profit. Gross profit for the first nine months of 2004 increased to approximately $22.8 million, or 32% greater than the first nine months of 2003, due to the substantial increase in sales. The gross margin increased 1%, to 69% for the first nine months of 2004 compared to 68% for the same period in 2003. We experienced higher margins in the first nine months of 2004 due to the phase-out of an older, more expensive swab design and the relative mix of products sold. The gross margin on our current products varies between 65% and 80%. Gross margin will continue to be affected by the relative mix of products sold. We anticipate achieving a 70% gross margin for the full year due to the relative mix of products we anticipate selling.

          Operating Expenses. Operating expenses for the nine months ended September 30, 2004 increased to approximately $16.3 million, or approximately $4.7 million above the first nine months of 2003. The increase is due to approximately $2.8 million in increased legal expense compared to the first nine months of 2003 ($3.3 million for the nine months ended September 30, 2004 versus $564,000 for the nine months ended September 30, 2003). Also contributing to increased expenses were increases in non-advertising marketing expense ($1.3 million), insurance expense ($265,000), advertising expense of $169,000 ($5.2 million for the first nine months in 2004 versus $5.0 million in 2003), quality control expense ($271,000), and sales expense ($95,000), which offset a decrease in labor expense ($211,000). The decrease in labor expense reflects the accrual of a portion of year end incentive compensation ($675,000) in the third quarter of 2003, which was not accrued in the third quarter of 2004.

          Expenses in future periods will vary largely in relation to the level of our advertising expenditures, which are heaviest in the first and fourth quarters. We anticipate that we will continue to incur approximately $1.0 to $1.5 million in higher legal expense each quarter as a result of the Zicam Cold Remedy product liability and securities litigation in which we are engaged (see Part II, Item 1 — “Legal Proceedings”, in this Report on Form 10-Q).

          Research and Development. Research and development expenses decreased from approximately $1.7 million in the first nine months of 2003 to approximately $1.3 million in the first nine months of 2004. We had previously announced our intention to spend 6% of net sales annually on research and development efforts; however, due to research and development efforts being diverted as a result of product liability matters, we do not anticipate spending at that level in 2004. We continue to maintain research and development efforts and remain focused on developing new products.

          Interest & Other Income. Interest and other income increased to $346,000 in the first nine months of 2004, approximately $206,000 higher than the same period of 2003. The increase is attributable to royalty income associated with a gum product marketed by the Wm. Wrigley Jr. Company. We do not anticipate any future royalty income under this agreement.

          Interest Expense. Interest expense for the nine months ended September 30, 2004 decreased to $23,000, which is $194,000 below the amount incurred for the first nine months of 2003. The decrease is attributable to the repayment of the debt that we incurred in connection with the acquisition of the 40% interest in Zicam, LLC in December 2001. This debt was fully repaid in November 2003. In July 2004, we borrowed $2 million against our credit facility with Comerica Bank. We anticipate repaying the borrowing in the fourth quarter of 2004 and ending the year with no debt.

          Income Before Income Tax. Income before income tax in the first nine months of 2004 increased to approximately $5.5 million, or 42%, from approximately $3.9 million in the first nine months of 2003, due to higher sales which were partially offset by higher operating expenses. We expect that earnings in future periods will continue to be significantly impacted by the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses. Based on our expectation of increased sales in the fourth quarter, we expect to be profitable in the fourth quarter of fiscal 2004 and for the full 2004 fiscal year.

          Provision for Income Tax Expense. In 2004, we are recording a provision for income tax expense based on an estimate of our effective income tax rate for the full year. We recognized tax expense of almost $2.2 million for the first nine months of 2004.

          Net Income. Net income increased $971,000 to approximately $3.3 million for the nine months ended September 30, 2004, compared to net income for the first nine months in 2003 of $2.3 million. Based on our expectation of seasonally higher sales in the fourth fiscal quarter, we continue to expect 30% net income growth for the full 2004 fiscal year compared to fiscal 2003, subject to a number of assumptions including the intensity and timing of the 2004-2005 cough and cold season and no additional adverse publicity.

Liquidity and Capital Resources

          Our working capital remained unchanged from the $17.6 million level recorded on December 31, 2003. During the nine-month period ended September 30, 2004, we experienced a decrease in cash from operating activities of approximately $3.1 million. The decrease in cash from operations is due to increases in cash of $3.3 million from net income and $2.6 million for non-cash items being offset by decreases in cash of approximately $5.6 million due to increases in inventory levels (the increase in inventory is due to the addition of six new Zicam Cough Mist products and the seasonal increase in inventory to meet expected increases in sales during the cough and cold season). Also contributing to the decrease in cash from operations was a decrease in accounts payable ($1.9 million), an increase in accounts receivable ($801,000), and an increase in prepaid expenses ($682,000).

          Investing activities used cash of approximately $5.1 million. The decrease in cash was primarily due to $5 million of cash being restricted to secure a $5 million letter of credit related to the new insurance program, as discussed below. Cash flow from financing activities provided approximately $2.2 million which includes $2 million borrowed under our credit facility with Comerica Bank in July 2004.

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

Contractual Obligations

          We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

		Contractual Cash Obligations
		(In thousands of dollars)
	Payments due by Period as of September 30, 2004
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	276	81	195	0	0
Purchase Obligations	6,400	6,400	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$6,676	$6,481	$195	$0	$0

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Forward Looking Statements

          This Report on Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project” and “predict”, or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:

•	our belief that expected growth in sales will depend on our success in securing additional retail distribution of our products, including the six new Cough Mist products that we began shipping in the third quarter of 2004;

•	our belief that growth in sales in future periods will be affected by expanding consumer awareness and acceptance of our entire Zicam brand line of products and upon avoiding additional adverse publicity;

•	our belief that expenditures for advertising and research and development will vary by quarter throughout the year, and our expectation that advertising expenses will be heaviest in our first and fourth fiscal quarters;

•	our expectation that our mix of products sold will change due to seasonality and varying growth rates within our three market categories;

•	our expectation of expanding distribution of our products among our largest 10 retailers such that they will carry, on average, 12 of our 16 products for the 2004-2005 cough and cold season;

•	our expectation that slower product development activity coupled with high legal expenses may slow the rate of net income growth in 2005;

•	our expectation of continuing profitability in future years, and profitability in the fourth quarter of fiscal 2004 and the full 2004 fiscal year;

•	our intention to review our product return reserve provision regularly and adjust the reserve amounts as actual product return experience continues to develop, and our expectation that a higher sales returns allowance will be recorded in the future for new products that we introduce until such products achieve market acceptance;

•	our intention to evaluate and adjust as appropriate the deferred tax valuation allowance;

•	our expectation that sales growth and net income for the full 2004 fiscal year will be 30% above our 2003 sales and net income levels subject to a number of assumptions;

•	our anticipation that we will not receive any future royalty income under our agreement with the Wm. Wrigley Jr. Company.

•	our expectation that our Cough Mist product manufacturer will have inventory available for sales of the Cough Mist products through the 2004-2005 cough and cold season;

•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold;

•	our expectation of achieving a 70% gross margin for the year;

•	our expectation that our net income and operating expenses in future periods will vary largely in connection with the level of our advertising, research and development, and legal expenses expenditures;

•	our belief that research and development spending will be below 6% of net sales for 2004;

•	our expectation regarding increases in sales in the fourth quarter of 2004;

•	our expectation that earnings in future periods will be significantly impacted by the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;

•	our intention to vigorously defend the Zicam Cold Remedy product liability and securities violation claims that have been filed against us, our expectation that additional product liability lawsuits will be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;

•	our anticipation that we will continue to incur approximately $1.0 to $1.5 million in higher legal expense each quarter as a result of the Zicam Cold Remedy product liability and securities litigation in which we are engaged;

•	our Scientific Advisory Board’s plan to do further testing of the zinc gluconate nasal gel on human volunteers and animal models, and our expectation that members of the Scientific Advisory Board will reconvene in approximately six months to review the findings of such research;

•	our expectation that we will repay the $2 million borrowed from our credit facility by the end of 2004 and have no debt at the end of fiscal 2004;

•	our belief that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months;

•	our having no plans to directly manufacture and store our products; and

•	our belief that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

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

          Statements in this Report on Form 10-Q, including those set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and under the subheading below entitled “Risk Factors”, describe factors that could contribute to or cause actual results to differ materially from our expectations. Other such factors include (i) less than anticipated demand for our current and future products, (ii) a weak cough and cold season, (iii) lack of market acceptance for or uncertainties concerning the efficacy or safety of our current and future products or regulatory actions involving our products, (iv) difficulties in increasing production or maintaining sufficient inventories to meet unexpectedly high demand in the short term, (v) financial difficulties encountered by one or more of our principal customers, (vi) difficulties in obtaining additional capital for marketing, research and development, and other expenses, (vii) material litigation involving patent and contractual claims, product liability claims, consumer issues and securities violation claims, and (viii) adverse publicity regarding our products or advertising restrictions.

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

Our inability to provide scientific proof for product claims may adversely affect our sales

          The marketing of our Zicam products involves claims that these products assist in reducing the duration and severity of the common cold (in the case of Zicam Cold Remedy products) and controlling allergy symptoms (in the case of Zicam Allergy Relief). Under Food and Drug Administration (“FDA”) and Federal Trade Commission (“FTC”) rules, we are required to obtain scientific data to support any health claims we make concerning our products. We have obtained scientific data for our product claims, however, we cannot be certain that the scientific data we have obtained in support of our claims will be deemed acceptable to the FDA, FTC or other regulatory bodies. If any regulatory body requests supporting information and we are unable to provide support that is acceptable, either the FDA or FTC could force us to stop making the claims in question or restrict us from selling the affected products.

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

We may incur significant costs resulting from product liability claims or securities litigation

          We are subject to significant liability should use or consumption of our products cause injury, illness or death. Presently, we are being sued by approximately 284 individuals in 19 different product liability lawsuits (two of which have been filed as class action lawsuits) relating to our Zicam Cold Remedy product. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits. Although we carry product liability insurance, we cannot be sure that our insurance will be adequate to protect us against product liability claims or that insurance coverage will continue to be available. Product liability claims, such as those described in our Report on Form 10-K for our 2003 fiscal year and in our subsequent Reports on Form 10-Q and 8-K, even if without merit or for which we have substantial coverage, could result in significant legal defense costs, thereby increasing our expenses and lowering our earnings. Such claims, whether or not proven to be valid, could have a material adverse effect on our product branding and goodwill, resulting in reduced market acceptance of our products. In addition, any adverse decision in such litigation could require significant damages to be paid or result in adverse publicity, either of which could materially adversely affect our results of operations and financial condition. The Company and its Chief Executive and Chief Financial Officers are also subject to two class action lawsuits alleging violations of securities laws. Any adverse decision in such litigation could materially adversely affect our results of operations and financial condition.

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

The price of our stock may continue to be volatile

          The market price of our common stock, which is quoted for trading on the Nasdaq National Market, has been highly volatile and may continue to be volatile in the future. Any or a combination of the following factors could cause the market value of our common stock to decline quickly: operating results that differ from market expectations, negative or other unanticipated results of clinical trials or other testing, delays in product development, technological innovations or commercial product introductions by our competitors, changes in government regulations or advertising restrictions, developments concerning proprietary rights, including pending or threatened patent litigation, adverse publicity or public concerns regarding the safety of any of our products, litigation against the Company, and general economic and stock market conditions. Since the Spring of 2000, the stock market has experienced, and it may continue to experience, significant price and volume fluctuations. These fluctuations have particularly affected the market prices of equity securities of small capitalization companies, like Matrixx. Often, the effect on the price of such securities is disproportionate to the operating performance of such companies. In our case, such fluctuations may adversely affect our stockholders’ ability to dispose of their shares of Matrixx at a price equal to or above the price at which they purchased such shares. In addition, we believe our stock price has been impacted by a sizeable short position and resulting covering by investors holding short positions in our stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank. At no time during fiscal 2003 or the first six months of fiscal 2004 did we have any outstanding balance against this line of credit. In July 2004, we borrowed $2 million against our credit facility with Comerica Bank. The primary purpose for the borrowing was to provide additional liquidity as we built inventory for expected increases in sales during the second half of 2004. We generally extend payment terms for customers during the third quarter as customers purchase new products and build inventory for the upcoming cough and cold season. We anticipate repaying the debt in the fourth quarter of 2004 and ending fiscal 2004 with no debt. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

          As of September 30, 2004 and December 31, 2003, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the first nine months of fiscal 2004 or in any of 2003) or commodity price risk.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

          We are subject, from time to time, to legal proceedings and claims regarding adverse reactions to our products. From late 2003 through October 2004, we have been sued by approximately 284 individuals in 19 different lawsuits generally alleging that our Zicam Cold Remedy product caused damage to the sense of smell and/or taste. Two of these lawsuits have been filed as class action lawsuits covering named and unnamed plaintiffs. The lawsuits have been previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2003, our Quarterly Reports on Form 10-Q for our first quarter ended March 31, 2004 and our second quarter ended June 30, 2004, and on our Report on Form 8-K filed August 20, 2004. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits.

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

          We believe the allegations relating to Zicam Cold Remedy are inappropriate and misleading. Zicam Cold Remedy has been studied in two independent, placebo-control studies. In those studies, there was no statistically significant difference in adverse events between the placebo and non-placebo group, and there was no indication in either group of impairment to the sense of smell. Further, the incidence of smell disorders is reported at 1-2% of the population on average, and is very common in those over age 50. Upper respiratory infections are among the most common causes of impairment to sense of smell. Therefore, any product such as Zicam Cold Remedy designed to treat upper respiratory illnesses may be mistakenly associated with distortion of sense of smell. The rate of reported complaints of distortion of sense of smell associated with Zicam Cold Remedy is well below these national incidence levels.

          In September 2004, we convened a two-day meeting of our Scientific Advisory Board to review the findings of studies initiated in the first quarter of fiscal 2004. Members of the Scientific Advisory Board presented the results of their studies on the epidemiology, anatomy, and physiology of smell disorders. It was the unanimous opinion of the Scientific Advisory Board that the cumulative scientific evidence does not support the contention that Zicam® Cold Remedy zinc gluconate nasal gel is associated with disorders of smell. The Scientific Advisory Board plans to do further testing of the zinc gluconate nasal gel on human volunteers and animal models. Panel members are expected to reconvene in approximately six months to review the findings of the additional research.

          We have submitted all of the existing lawsuits to our insurance carriers. We cannot predict the outcome of the litigation, but we will defend ourselves vigorously. If any liability were to result from one or more of these or future lawsuits, we believe our financial results could be materially impacted. Our financial results could also be materially impacted by the adverse publicity that may result from the lawsuits.

          Additionally, there have been two class action lawsuits filed against the Company, our President and Chief Executive Officer, Carl J. Johnson, and our Executive Vice President and Chief Financial Officer, William J. Hemelt, alleging violations of federal securities laws. These cases were previously disclosed in our Quarterly Report on Form 10-Q for our second quarter ended June 30, 2004. Among other things, the lawsuits allege that between October 2003 and February 2004, we made materially false and misleading statements regarding our Zicam Cold Remedy product, including failing to adequately disclose to the public the details of certain of the product liability lawsuits described above. We believe the claims made in these lawsuits are without merit and represent the actions of opportunistic plaintiffs’ law firms seeking to take advantage of existing Zicam Cold Remedy litigation. We intend to vigorously defend ourselves in these matters. In accordance with and subject to the provisions of the Company’s Certificate of Incorporation, Messrs. Johnson and Hemelt will be indemnified by the Company for their expenses incurred in defending these lawsuits and for any other losses which they may suffer as a result of these lawsuits. If any liability were to result from these lawsuits, we believe our financial results could be materially impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          During the quarter ended September 30, 2004, there were no sales of equity securities by the Company that were not registered under the Securities Act and no purchases by the Company (and its affiliated purchasers) of the Company’s equity securities.

          The board of directors previously approved the repurchase by the Company of up to one million shares of the Company’s common stock through a stock repurchase program that we publicly announced on April 1, 2004 (the “Program”). Unless terminated earlier by resolution of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase through the Program. There are 982,100 shares remaining for repurchase under the Program.

Item 4. Submission of Matters to a Vote of Security Holders

          There were no matters subject to a vote of security holders during the third quarter of 2004.

Item 6. Exhibits

Exhibit No.	Title
3.01	Articles of Incorporation and Amendments thereto of the registrant (1)

3.02	Bylaws of the registrant (1)

Exhibit No.	Title
4.01	Rights Agreement dated as of July 22, 2002 by and between the registrant and Corporate Stock Transfer, Inc. (2)

10.1	Manufacturing Agreement dated October 22, 2004, by and between Matrixx Initiatives, Inc. and Biozone Laboratories (3)

10.2*	Manufacturing Agreement dated July 9, 2004, by and between Matrixx Initiatives, Inc. and Applied Laboratories, Inc.

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350

*	Filed with this Report on Form 10-Q.

(1)	Incorporated by reference to the registrant’s Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

(2)	Incorporated by reference to the registrant’s registration statement on Form 8-A, filed July 23, 2002, file number 000-27646.

(3)	Incorporated by reference to the registrant’s Report on Form 8-K filed October 28, 2004; file number 001-31404.

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrixx Initiatives, Inc.

/s/ Carl J. Johnson

Carl J. Johnson
President and
Chief Executive Officer

/s/ William J. Hemelt

William J. Hemelt
Executive Vice President,
Chief Financial Officer,
Treasurer and Secretary
November 10, 2004

EXHIBIT INDEX

Exhibit No.	Title
3.01	Articles of Incorporation and Amendments thereto of the registrant (1)

3.02	Bylaws of the registrant (1)

4.01	Rights Agreement dated as of July 22, 2002 by and between the registrant and Corporate Stock Transfer, Inc. (2)

10.1	Manufacturing Agreement dated October 22, 2004, by and between Matrixx Initiatives, Inc. and Biozone Laboratories (3)

10.2*	Manufacturing Agreement dated July 9, 2004, by and between Matrixx Initiatives, Inc. and Applied Laboratories, Inc.

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350

*	Filed with this Report on Form 10-Q.

(1)	Incorporated by reference to the registrant’s Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

(2)	Incorporated by reference to the registrant’s registration statement on Form 8-A, filed July 23, 2002, file number 000-27646.

(3)	Incorporated by reference to the registrant’s Report on Form 8-K filed October 28, 2004; file number 001-31404.