Form 10-K
period 2004-12-31
MATRIXX INITIATIVES INC
filed 2005-03-14
CIK 1006195

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2004

or

☐	FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from to

Commission File No. 0-27646

Matrixx Initiatives, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0482806
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

4742 N. 24th Street
Suite 455
Phoenix, AZ 85016
602-385-8888
(Address of principal executive offices,
Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	Nasdaq National Market

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not to be contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $96.3 million based on the closing price of $10.19 per share of common stock as reported on the Nasdaq National Market on June 30, 2004. For purposes of this determination, shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 1, 2005, 9,565,395 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive proxy statement prepared in connection with the Registrant’s 2005 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

     Unless otherwise indicated in this Form 10-K, “Matrixx,” “us,” “we,” “our,” “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

i

PART I

ITEM 1. BUSINESS

Introduction

     We develop, produce, market and sell innovative, over-the-counter (OTC) healthcare products with an emphasis on those that utilize unique, novel and/or proprietary delivery systems that provide consumers with “better ways to get better.” Through our subsidiary, Zicam, LLC, we produce, market and sell 16 different products under the Zicam® brand: Zicam Cold Remedy nasal gel, a patented, homeopathic remedy that has been clinically proven to reduce the duration and severity of the common cold; two related nasal swab cold remedy products — Zicam Cold Remedy Swabs™ and Zicam Cold Remedy Swabs — Kids Size™; three homeopathic oral delivery cold remedy products — Zicam Cold Remedy Chewables™, Zicam Cold Remedy RapidMelts™ and Zicam Cold Remedy Oral Mist™; Zicam Allergy Relief, a homeopathic nasal gel formula designed to control allergy symptoms for sufferers of hay fever and other upper respiratory allergies; Zicam Extreme Congestion Relief, a nasal gel formula designed to provide fast-acting, long-lasting relief of nasal congestion; Zicam Sinus Relief, a nasal gel formula that enhances the benefits of Extreme Congestion Relief with menthol and eucalyptus for improved feeling of sinus pressure relief; Zicam Nasal Moisturizer, a non-medicated nasal moisturizer; and six new Zicam Cough Mist™ products introduced in 2004 — Zicam Cough Mist Adult Cherry, Zicam Cough Mist Adult Honey Lemon, Zicam Cough Mist Adult Plus Decongestant, Zicam Cough Mist Adult Nite, Zicam Cough Mist Kids Plus Decongestant, and Zicam Cough Mist Kids Cherry.

     We were incorporated in Utah in 1991. Prior to July 2001, as Gum Tech International, Inc., our principal business was the development, manufacture and sale of nutritional and healthcare-related chewing gum products. In 1999, we formed Gel Tech, L.L.C., in which we owned 60%. The business of Gel Tech was to develop and produce homeopathic nasal gel products based on a proprietary zincum gluconicum (zinc gluconate) delivery system. In July 2001, we exited the chewing gum business with the sale of substantially all of our chewing gum assets and business to the Wm. Wrigley Jr. Company (“Wrigley”). In December 2001, we acquired the remaining 40% of Gel Tech and changed its name to Zicam, LLC. On June 18, 2002, we reincorporated in Delaware and changed our name from Gum Tech International, Inc. to Matrixx Initiatives, Inc.

     Our principal executive offices are at 4742 N. 24th Street, Suite 455, Phoenix, AZ 85016 and our telephone number is (602) 385-8888.

Markets and Company Products

     All 16 of our Zicam products are targeted at the cough and cold market category. That market, which is estimated at more than $3.5 billion annually in retail sales in the United States, includes a wide variety of tablets, liquids, nasal sprays and syrups that remedy and/or provide relief to cold, allergy and sinus congestion sufferers. The largest sub-segment of the cough and cold category includes products formulated to relieve symptoms associated with the common cold. It is estimated that more than one billion common colds occur in the United States each year, with over 100 million of these colds resulting in lost days of school or work, or some level of restricted activity. Colds are estimated to occur at a rate of two to five per person (six to eight per child) each year. The market for allergy relief products covers a much smaller segment of the population, estimated at 35 million people in the United States. However, allergy sufferers, compared to cold sufferers, are more likely to require medication for a much longer period of time to relieve allergy symptoms.

     Our biggest selling product, Zicam Cold Remedy nasal pump, which accounted for approximately 27% of net sales during 2004 is a homeopathic nasal gel product based on our patented zinc gluconate delivery system. The original product in a nasal pump bottle was introduced in 1999. Sales of Zicam Cold Remedy have grown continuously since its introduction as customer awareness of the product has increased as a result of our marketing and public relations efforts, and word-of-mouth experience by consumers. Zicam Cold Remedy was formulated to reduce the duration and severity of the common cold. In a study published in the October 2000 issue of the ENT- Ear, Nose & Throat Journal, Zicam Cold Remedy was shown to reduce the duration of the common cold when taken at the onset of symptoms. In a separate study published in the January 2003 issue of QJM: An International Journal of Medicine, zinc gluconate nasal gel (Zicam Cold Remedy) was shown to reduce the duration and symptoms of the common cold when treatment was started as late as the second day of illness. We believe Zicam Cold Remedy is unique in the cough and cold market category due to the claims that we are able to make regarding the product’s ability to reduce the duration of the common cold. To our knowledge, only one other product in the cough and cold category (including competing generic copies of that product) is able to make a similar claim.

     Zicam Cold Remedy Swabs and Zicam Cold Remedy Swabs — Kids Size contain the same ingredients as Zicam Cold Remedy and were introduced in late 2002 to appeal to consumers who dislike nasal sprays. Both of these swab products have been well received by the retail trade. Due to production constraints of our former supplier, we previously experienced backlogs in orders for the adult swab product in late December 2002 and again in December 2003. As a result of the manufacturer’s inability to meet our swab production requirements in 2002 and higher costs imposed unilaterally by the manufacturer, we developed a new swab product in 2003 that is produced by a different manufacturer. We began shipping the new swab product to retailers in February 2004 and we alleviated the backlog in early March 2004. The swab products accounted for approximately 18% of net sales in 2004.

     We introduced the three oral delivery forms of Zicam Cold Remedy products in late 2003 — Zicam Cold Remedy Chewables, Zicam Cold Remedy RapidMelts, and Zicam Cold Remedy Oral Mist. These products were designed to meet the needs of customers who dislike nasal applications. All three rapidly deliver a dose of ionic zinc to the oral mucosa in contrast with zinc lozenges which require approximately 15-20 minutes to dissolve. We believe that this feature allows the consumer to avoid much or all of the stomach upset that has been associated with the zinc lozenges on the market. These three products accounted for approximately 20% of net sales in 2004.

     Zicam Allergy Relief, also a homeopathic nasal gel formula, was introduced in 2000. Zicam Allergy Relief is designed to control allergy symptoms for sufferers of hay fever and other upper respiratory allergies. An initial double-blind scientific study indicated that Zicam Allergy Relief reduced the severity of symptoms resulting from these types of allergies. We believe Zicam Allergy Relief is distinctive from most allergy products available on the market due to the absence of side effects such as drowsiness or jitters. We introduced three other Zicam nasal gel products in late 2002 — Extreme Congestion Relief, Sinus Relief and Nasal Moisturizer. Zicam Extreme Congestion Relief is a nasal gel that combines the active ingredient oxymetazoline hydrochloride into our gel matrix and soothing aloe vera to provide fast-acting, long-lasting relief of nasal congestion and sinus pressure. Zicam Sinus Relief provides all of the benefits of the Extreme product with the aromatic strength of a cooling menthol/eucalyptus blend. Zicam Nasal Moisturizer is a non-medicated moisturizer that suspends aloe and eight other moisturizers in the gel matrix to help ensure constant, soothing relief for irritated nasal membranes. While greater retail distribution opportunities exist, these four products accounted for approximately 22% of net sales in 2004. We believe continued growth in sales from these products is dependent on achieving wider distribution among retailers, and in particular, among large nation-wide food, drug and mass marketers.

     During 2004, we introduced six new Zicam Cough Mist products, which we began shipping in July 2004. The Zicam Cough Mist products are designed to deliver fast, effective cough relief and soothe throat irritation. Zicam Cough Mist utilizes a unique spray mist delivery system that is convenient and portable, with no messy measuring or sticky syrups, to deliver the active ingredient most recommended by doctors to quiet a cough. Additionally, the Cough Mist Plus D products deliver a leading decongestant along with cough relief. The six new Cough Mist products are: Zicam Cough Mist Adult Cherry, Zicam Cough Mist Adult Honey Lemon, Zicam Cough Mist Adult Plus Decongestant, Zicam Cough Mist Adult Nite, Zicam Cough Mist Kids Plus Decongestant, and Zicam Cough Mist Kids Cherry. Net sales from these six products accounted for approximately 13% of net sales in 2004. Greater retail distribution opportunities exist for these six products and we believe there will be increased sales of these products as consumers become more aware of the new Zicam Cough Mist product line and greater distribution is achieved. Although Zicam Cough Mist products are priced at a level below the pricing of other Zicam products, the gross margin on sales of Cough Mist are in line with the gross margin of other Zicam products.

     In February 2005, the Company announced Nasal Comfort™, a new brand and product for nasal health. The initial offering under the new brand is a unique product designed to help maintain the critical functions of the nasal cavity and its role in the respiratory process. Nasal Comfort is a preservative free, sterile, hyper-tonic aqueous solution with essential salts and oils that cleanses and moisturizes the nose. The new product will be packaged in a pharmaceutical grade dispenser, employing a patented one-way, micro-filtration pump. The Company anticipates initial sales and shipments will begin in the second quarter of 2005.

Business Strategy

     Our business objective is to be a high growth over the counter (OTC) healthcare company marketing products that utilize novel, unique and proprietary delivery systems that provide consumers with “better ways to get better”. To achieve our objective, the key elements of our business strategy include the following:

     Expanding Marketing Efforts for Existing and New Products: We intend to continue to develop and refine our sales and marketing efforts to increase market penetration of our Zicam and Nasal Comfort products in U.S.

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

     Pursuing Additional Delivery Systems: Our success in expanding consumer acceptance of our nasal gel delivery system and growing the Zicam franchise confirms our belief that opportunities exist to pursue development of other healthcare products that deliver consumer benefits utilizing unique, novel and/or proprietary delivery systems. We are seeking to identify, through internal research and development efforts and through consideration of external opportunities, other growth opportunities for Matrixx and are specifically targeting product concepts in the analgesic and oral care markets as well as in the cough and cold market category in which we currently operate.

Customers

     We sell our products directly to major food, drug, mass market (e.g. Wal-Mart, Target) and wholesale warehouse retailers throughout the United States, and to distributors that sell to smaller retail establishments. Zicam Cold Remedy nasal pump, Zicam Cold Remedy Swabs — Adult Size and Zicam Allergy Relief are sold in virtually every major food, drug, and mass merchant retail outlet in the country. Our 13 other Zicam products have not achieved the same level of distribution, though two national retailers currently carry all 16 Zicam products. We are highly dependent on a small group of large national retailers for our product distribution, such that our top 15 customers accounted for more than 80% of our net sales in 2004, and three customers, Wal-Mart, Walgreens, and CVS each accounted for more than 10% of our net sales in 2004. Our agreements with our customers generally provide for their ability to return unsaleable merchandise, limited to damaged product or out-of-date product. We provide in our financial results, as an offset against sales, an estimate for expected returns. Due to the continuing growth and success of the Zicam products, we have not experienced unusual or excessive amounts of product returns. To the extent that any of our largest customers were to stop carrying our products for any reason, or were to fail to pay us for our products, our sales and financial results would be negatively impacted.

Manufacturing and Distribution

     Our 16 products are manufactured by six contract manufacturers. Each of the manufacturers is registered with the federal Food and Drug Administration (FDA) and has confirmed to us that it adheres to current Good Manufacturing Practices (cGMP’s) in its production processes and procedures. Each manufacturer is responsible for sourcing all raw materials used in its production of our products from third party suppliers, which are widely available. We rely on individual production orders to meet our needs from these suppliers. However, we do have contracts executed with two of our manufacturing partners, Applied Laboratories, Inc. and Biozone Laboratories. We are in the process of negotiating contracts with certain manufacturers at this time. We have some flexibility in securing other manufacturers to produce our products, however, in some circumstances we may be limited in our alternatives due to proprietary technologies that are utilized in some of the products.

     We source all packaging materials, including the bottles and sprayers for our pump products, from third parties. Each manufacturer of our products is responsible for all other aspects of the production process, including formulating and producing product mixtures, filling bottles, assembling finished product and packing finished product in master cases. We also ship the nasal gel formula in bulk containers to our swab product manufacturer for production of the swab products. Generally, finished products are shipped to independent warehouses in Arizona and Indiana for storage prior to shipment to our customers.

     At December 31, 2003, we had a backlog of swab orders of approximately $0.4 million which was eliminated in March 2004. There were no product backlogs at December 31, 2004.

Research and Development

     Research and development is an important part of our business. Expenditures in 2004 reflect costs associated with the six new Cough Mist products that we introduced in 2004, costs associated with developing a new swab design and expenditures on products that we intend to introduce in 2005 and future years. We had previously announced our intention to spend 6% of net sales annually on research and development efforts; however, due to research and development efforts being diverted as a result of product liability litigation matters, we did not spend at that level in 2004. We expect to commit 4-6% of net sales on research and development in 2005 and subsequent years in order to develop a pipeline of new products to be introduced in the future to meet our sales growth targets.

FDA and Other Government Regulation

     We are subject to various federal, state and local laws and regulations affecting our business. All of our products are subject to regulation by the FDA, including regulations with respect to the approval of manufacturing processes and procedures, ingredients in the products, labeling and claims made. All of our Zicam Cold Remedy products, the three oral delivery products, and Zicam Allergy Relief, are further subject to the requirements of the Homeopathic Pharmacopeia of the United States. Zicam Extreme Congestion Relief, Zicam Sinus Relief, and the six new Zicam Cough Mist products are subject to the requirements of the FDA as allopathic drugs. All of our claims and advertising are subject to the rules of the Federal Trade Commission (FTC). Although we believe that our products and claims comply in all material respects with the regulatory requirements, if the FDA or FTC were to determine that we are in violation of any such requirement, either agency could restrict our ability to market the products, change the claims that we make or cause us to remove the products from the market. It has been reported in the press that the FDA is looking into customer complaints about our Cold Remedy nasal products, although we have not been advised of such an inquiry by the FDA.

Environmental Matters

     Compliance with environmental rules and regulations did not significantly affect our earnings or competitive position during 2004. All of our Zicam product manufacturing and warehousing operations are currently outsourced to third party contractors and as a result, we do not incur any direct expenses related to environmental monitoring and regulatory compliance. With our continued outsourcing of Zicam product manufacturing and storage, and no present plans to return to direct manufacturing or storage of products, we expect these expenses to remain low in the foreseeable future. To the extent higher costs are incurred by our manufacturers for environmental compliance, they could impact our cost of goods.

Trademarks, Trade Names, and Proprietary Rights

     We have been issued three United States patents (U.S. Patent Nos. 6,080,783, 6,365,624, and 6,673,835) for the Zicam Cold Remedy nasal technology. We believe these patents, which are expected to be effective until 2018, afford significant protection from competitors that may wish to sell similar cold remedy products. We also have additional patent applications on file in the United States to seek further rights in the cold remedy technology. We have related issued patents in Australia (no. 774410), Canada (No. 2,308,513) and Korea (No. 439,323) and have pending applications in several other countries and regions, including Mexico, the European Union, Hong Kong, Japan, China, Brazil and India. We have also filed applications for patents in the United States for compositions and methods relating to Zicam Nasal Moisturizer, Zicam Extreme Congestion Relief, Zicam Sinus Relief, Zicam Cold Remedy Rapidmelts, Zicam Cold Remedy Chewables, Zicam Cold Remedy Oral Mist, and Zicam products dispensed with the swab system, while preserving our rights to file applications in other foreign countries at a later date. We hold registrations for the “Zicam” trademark in the United States, the European Union, Japan and Australia and have applied for similar trademark protection in other countries, including Mexico, China, Taiwan and Brazil. We anticipate that we will continue to file for patent and trademark protection for the other products we expect to develop and introduce in the future. There can be no assurance, however, that our existing patents, or any additional patents that we may secure in the future, will be adequate to protect the Company’s intellectual property from a competitor’s actions or that the Company’s products will not be found to infringe the intellectual property rights of others. Further, patent infringement litigation can be very time-consuming and costly. Even if we prevail in such litigation, the cost of litigation could adversely affect our operating results and financial condition.

Employees

     As of December 31, 2004, we employed 18 people in our Phoenix, Arizona headquarters office. The 18 employees consist of six executive officers and individuals responsible for administrative, operations, marketing, sales, research and development, regulatory compliance, investor relations, finance, and accounting.

Seasonality

     Sales of Zicam products to end-use consumers are highly seasonal, with most sales occurring during the cold and allergy seasons. The cold season generally runs from September through April, while the allergy season runs from April through October. Both of these seasons vary in intensity and duration from year to year. Our sales to retailers generally mirror this pattern of consumer demand, but are impacted by the level of promotional support we commit to retailers and by their inventory management practices. Generally the second quarter of the year accounts for less than ten percent of annual sales and the Company has historically recorded negative earnings in the second quarter.

Backlog

     Except as described above regarding the backlog we experienced with respect to our swab products, we did not experience any product backlog in 2004. At December 31, 2003, we had a backlog of swab orders of approximately $0.4 million which was eliminated in March 2004.

Competition

     All of the Zicam products compete in the highly competitive cold, allergy/sinus, or cough market groups of the overall cough and cold category with a vast number of well-established brands marketed by large pharmaceutical and consumer products companies. Participants in the cold, allergy/sinus, and cough markets compete primarily on the basis of price, quality of product, and consumer awareness. Most of our competitors have substantially greater financial, marketing and other resources, longer operating histories, larger product portfolios and greater brand recognition than we do. With our limited resources, we are aiming to succeed in this category by emphasizing the unique claims regarding our products and providing consumers with innovative delivery systems. Specifically, regarding Zicam Cold Remedy, our flagship product, we emphasize its ability to reduce the duration and severity of the common cold. Only one other product in the category (including competing generic copies) is able to make a similar claim.

ITEM 2. PROPERTIES

     In February 2004, we commenced leasing office space at 4742 N. 24th Street in Phoenix, Arizona for a period of four years. The new offices provide needed space for the additional personnel we intend to hire in 2005 while reducing our monthly rental expense. Warehouse storage and shipping of our finished goods are provided by contract warehouses in Phoenix, Arizona and Plainfield, Indiana through month-to-month agreements. We consider our existing facilities to be adequate and suitable for their intended use.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject, from time to time, to legal proceedings and claims regarding adverse reactions to our products. From late 2003 through February 2004, we have been sued by over 340 individuals in approximately 32 different lawsuits generally alleging that our Zicam Cold Remedy nasal products caused damage to the sense of smell and/or taste. Two of these lawsuits were filed as class action lawsuits covering named and unnamed plaintiffs, although one of the class action lawsuits has been dismissed, as have the claims of several individual plaintiffs. The current cases that have been filed against the Company are: Abramsen et al. vs. Matrixx Initiatives, Inc., et al., filed March 8, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-04415; Adams, et al., vs. Matrixx Initiatives, Inc., et al., filed May 6, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-008929;; Adamson, et al. vs. Matrixx Initiatives, Inc., et al., filed February 1, 2005, in the Superior Court of Arizona (Maricopa County), Case No. CV2005-001880; Akers, et al. vs. Matrixx Initiatives, Inc., et al., filed August 20, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-016010; Benkwith, et al. vs. Matrixx Initiatives, Inc., et al., filed May 3, 2004, in the Circuit Court for Montgomery County, Alabama, Case No. CV04-1180 CNP; removed to United States District Court for the Middle District of Alabama, Case No. 2:04 CV-00623-F; Bentley et al. vs. Matrixx Initiatives, Inc., et al., filed January 23, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-001338; Bryant vs. Matrixx Initiatives, Inc., et al., filed June 9, 2004, in the District Court, Boulder County, Colorado, Case No. 04-MK-2317 (BNB); Cappy, et al. vs. Matrixx Initiatives, Inc., et al., filed November 17, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-021668; Cash, Katie and David vs. Matrixx Initiatives, Inc., et al., filed January 13, 2005, in the Superior Court of California (Fresno County, Central Division), Case No. 05 CE CG 00124; Connolly, Gay vs. Matrixx Initiatives, Inc., et al., filed October 22, 2004, in the Superior Court of Georgia (Cobb County), Case No. 2004A 9564-5; Douillard, John R. vs. Matrixx Initiatives, Inc., et al., filed May 6, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-008950; Flores vs. Matrixx Initiatives, Inc., et al., filed on December 30, 2004, in Santa Clara County, Case No. 1:04-CV033194; Gillespie, Julie vs. Matrixx Initiatives, Inc., et al., filed December 8, 2004, in the Superior Court of California (Orange County), Case No. 04CC11976; Hans, et al. vs. Matrixx Initiatives, Inc., et al., filed September 13, 2004, in the United States District Court, Western District of Kentucky, Case No. 3:04CV540-R; Hilton, Heather vs. Matrixx Initiatives, Inc., et al., filed June 17, 2004, in the State of Texas District Court, Tarrant County, Case No. 048-206162-04; Hood, Michael and Terri vs. Matrixx Initiatives, Inc., et al., filed April 14, 2004, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, General Jurisdiction Division, Case No. 04006193; Hudson, et al. vs. Matrixx Initiatives, Inc., et al., filed February 11, 2005, in the Superior Court of Arizona (Maricopa County), Case No. CV2005-002569; Hunter, et al. vs. Matrixx Initiatives, Inc., et al., filed June 4, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-010830; Kalfian, Carol A. vs. Matrixx Initiatives, Inc., et al., filed April 20, 2004, in the United States District Court for the District of Rhode Island, Case No. 04-119-ML; Lusch, Barbara A. vs. Matrixx Initiatives, Inc., et al., filed February 9, 2005, in the Circuit Court of the State of Oregon, Case No. 0501-00588; Lutche, Lucy B. vs. vs. Matrixx Initiatives, Inc., et al., filed May 7, 2004, in the Superior Court of Arizona

(Maricopa County), Case No. CV2004-008704; Mayo, Derek vs. Matrixx Initiatives, Inc., et al., filed May 26, 2004, in the Superior Court of New Jersey, Law Division: Essex County, Docket No. ESX-L-3551-04; removed to the United States District Court for the District of New Jersey, Case No. 2:04-cv-3197; Nelson vs. Matrixx Initiatives, Inc., et al., filed December 8, 2003, in the Los Angeles Superior Court, Case No. YC048136; O’Hanlon, Dennis and Bonnie vs. Matrixx Initiatives, Inc., et al., filed October 29, 2004, in the Superior Court of California (Los Angeles County), Case No. BC322039; Ringbauer et al. vs. Matrixx Initiatives, Inc., et al., filed February 11, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-002822; removed to the United States District Court for the District of Arizona, Case No. 04-CV-513; remanded to the Superior Court of Arizona (Maricopa County); Rostron, et al. vs. Matrixx Initiatives, Inc., et al., filed November 4, 2004, in the United States District Court for the Northern District of Alabama, Middle Division, Case No. CV-04-AR-3136-M; Sutherland, Janie vs. Matrixx Initiatives, Inc., et al., filed December 18, 2003, in the Circuit Court of Etowah, Alabama, Case No. CV-2003-1635-WHR; removed to United States District Court for the Northern District of Alabama, Middle Division, Case No. CV2003-1635-WHR; Swanbeck, Steven vs. Matrixx Initiatives, Inc., et al., filed November 18, 2004, in the Superior Court of New Jersey Law Division: Morris County, Dock No. L-3096-04; Williams, et al. vs. Matrixx Initiatives, Inc., et al., filed December 29, 2004, in the United States District Court for the Northern District of Alabama, Middle Division, Case No. CV-04-c-3548-M; Wyatt, Susan vs. Matrixx Initiatives, Inc., et al., filed June 15, 2004, in the United States District Court for the Northern District of Alabama, Southern Division, Case No. CV-04-AR-1230-S; Bourgeois, Deborah vs. Matrixx Initiatives, Inc., et al., filed February 22, 2005, in the United States District Court for the Northern District of Alabama, Middle Division, Case No. CV-05-PT-0393-M; and Orlansky, Robin vs. Matrixx Initiatives, Inc., et al., filed February 9, 2005, in the Superior Court of California (San Diego County), Case No. GIC 842519. Generally, the cases filed in the Sueprior Court of Arizona have been or we expect will be consolidated under In Re Consolidated Zicam Product Liability Cases, Case No. CV 2004-001338. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits. Also, plaintiffs’ law firms continue to solicit potential claimants through the Internet and other media. As a result, we expect additional lawsuits to be filed against us.

     We believe the allegations relating to Zicam Cold Remedy are unfounded. Zicam Cold Remedy has been studied in two independent, placebo-control studies. In those studies, there was no statistically significant difference in adverse events between the placebo and non-placebo group, and there was no indication in either group of impairment to the sense of smell. Further, the incidence of smell disorders is reported at 1-2% of the population on average, and is very common in those over age 50. Upper respiratory infections are among the most common causes of impairment to sense of smell. Therefore, any product such as Zicam Cold Remedy designed to treat upper respiratory illnesses may be mistakenly associated with distortion of sense of smell. The rate of reported complaints of distortion of sense of smell associated with Zicam Cold Remedy is well below these national incidence levels.

     We convened a two-day meeting of our Scientific Advisory Board in September 2004 to review the findings of studies initiated in the first quarter of fiscal 2004. The Scientific Advisory Board is comprised of medical doctors and researchers that are independent of the Company. Matrixx provided honorariums for members’ attendance at meetings, travel expenses, and funded grants to design and perform research studies investigating the contention that Zicam Cold Remedy zinc gluconate nasal gel is associated with disorders of smell. Members of the Scientific Advisory Board presented the results of their studies on the epidemiology, anatomy, and physiology of smell disorders. It was the unanimous opinion of the Scientific Advisory Board that the cumulative scientific evidence does not support the contention that Zicam Cold Remedy zinc gluconate nasal gel is associated with disorders of smell. The Scientific Advisory Board plans to do further testing of the zinc gluconate nasal gel on human volunteers and animal models. Panel members are expected to reconvene in the first half of 2005 to review the findings of the additional research.

     We have submitted all of the existing lawsuits to our insurance carriers. In April 2004, the Company established a self structured product liability insurance program. If the self structured policy were to incur any liability the Company’s financial results could be materially impacted. We cannot predict the outcome of the litigation, but we will defend ourselves vigorously. If any liability were to result from one or more of these or future lawsuits, we believe our financial results could be materially impacted. Our financial results could also be materially impacted by the adverse publicity that may result from the lawsuits.

     Additionally, two class action lawsuits were filed in April and May 2004 against the Company, our President and Chief Executive Officer, Carl J. Johnson, and our Executive Vice President and Chief Financial Officer, William J. Hemelt, alleging violations of federal securities laws. On January 18, 2005 the cases were consolidated and the court appointed James V. Sircusano as lead plaintiff. The amended complaint also includes our Vice President of Research and Development, Timothy L. Clarot as a defendant and was filed March 4, 2005. The consolidated case is Sircusano, et al. vs. Matrixx Initiatives, Inc., et al., in the United States District Court, District of Arizona, Case No. CV04-0886 PHX DKD. Among other things, the lawsuit alleges that between October 2003 and February 2004, we made materially false and misleading statements regarding our Zicam Cold Remedy product, including failing to adequately disclose to the public the details of allegations that our products caused damage to the sense of smell and of certain of the product liability lawsuits described above. We believe the claims made in these lawsuits are without merit. We intend to vigorously defend ourselves in these matters. In accordance with and subject to the provisions of the Company’s Certificate of Incorporation, Messrs. Johnson, Hemelt, and Clarot will be indemnified by the Company for their expenses incurred in defending these lawsuits and for any other losses which they may suffer as a result of these lawsuits. If any liability were to result from these lawsuits, we believe our financial results could be materially impacted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2004, through the solicitation of proxies or otherwise.

Executive Officers of Matrixx

     The names, ages, positions and business experience of each of our executive officers are listed below. Each executive officer is appointed by our board of directors to hold office until his or her successor is appointed and qualified or until such earlier time as such officer may resign or be removed by the board.

Carl J. Johnson, 56 President and Chief Executive Officer

     Mr. Johnson joined Matrixx in July 2001 as President and Chief Executive Officer and as a member of the board of directors. Mr. Johnson’s professional experience spans 30 years in the product development, marketing, and sales arenas with several large pharmaceutical and consumer goods companies. From 1993 to 2001, Mr. Johnson was Vice President, Commercial Development with Perrigo Company, a public company and leading manufacturer of over-the-counter pharmaceutical and nutritional products for the store brand market. In that capacity he was responsible for procuring new products and technologies and contract manufacturing services emphasizing Abbreviated New Drug Applications (ANDA) products. Mr. Johnson also worked at Johnson & Johnson from 1973 to 1989 where he held a number of high level marketing and sales positions, including responsibility for the national launch of the Acuvue® disposable contact lens product. Mr. Johnson also provided marketing leadership for a special team tasked to re-engineer Johnson & Johnson’s sales, administrative and operational functions. Mr. Johnson earned a Master of Business Administration — Marketing from the Fairleigh Dickinson University and a Bachelor of Science in Economics from Wagner College.

William J. Hemelt, 51 Executive Vice President, Operations, Chief Financial Officer, and Treasurer

     Mr. Hemelt joined Matrixx in June 1998 as our Chief Financial Officer, Treasurer, and Secretary. The additional title of Executive Vice President, Operations was added in 2001. Mr. Hemelt served as Secretary until February 2005. From 1980 to 1997, Mr. Hemelt held a variety of financial positions with Arizona Public Service Company, Arizona’s largest utility, including six years as Treasurer and four years as Controller. Mr. Hemelt earned a Master of Business Administration and a Bachelor of Science in Electrical Engineering from Lehigh University.

Timothy L. Clarot, 50 Vice President of Research & Development

     Mr. Clarot joined Matrixx in 1999 and became Director of Operations in 2001, overseeing our manufacturing and distribution processes and development of new products. In June 2003, Mr. Clarot was named Director, Research and Development. Mr. Clarot was promoted to Vice President, Research and Development in January 2004. Mr. Clarot oversees product-related regulatory compliance activities, product development and consumer affairs. From 1981 to 1998, Mr. Clarot held positions of increasing responsibility, including Quality Control Manager, with Reckitt Benckiser, a world leader in consumer products. Mr. Clarot holds a Bachelor of Science in Chemistry from California State University at Fresno.

Lynn Romero, 40 Vice President of Administration and Secretary

     Ms. Romero joined Matrixx in May 2000 as Manager of Investor Relations. Ms. Romero was promoted to Director of Administration in April 2002, Vice President of Administration in January 2004, and Secretary in February 2005. As Vice President of Administration, Ms. Romero oversees human resources, information technology and intellectual property matters. Ms. Romero’s professional experience spans 20 years in administration, marketing and investor relations. Prior to joining Matrixx, Ms. Romero held administrative positions with Athletes Village, Christensen & Associates and MicroAge, Inc. Ms. Romero holds a Bachelor of Science from Northern Arizona University in Computer Information Systems.

James A. Marini, 43 Vice President of Sales

     Mr. Marini joined Matrixx in July 1997 as National Sales Manager and was promoted to Vice President of Sales in January 2004. Mr. Marini has directed the introduction and development of the national sales program for Zicam Cold Remedy since 1999. Mr. Marini is responsible for Matrixx’s sales efforts and oversight of the Emerson Group, Matrixx’s principal sales contractor. From 1977 to 1997 Mr. Marini held a variety of positions with Dominos Supermarkets in New York, including six years as Vice President. Mr. Marini attended Mercy College.

Mike Voevodsky, 40 Vice President of Marketing

     Mr. Voevodsky joined Matrixx in January 2004 as Vice President of Marketing. Mr. Voevodsky has 17 years of experience in product marketing and business development. From July 2000 to December 2004, Mr. Voevodsky was Vice President of Business Development for Hextek Corporation, a manufacturer of lightweight optics used in research, high energy lasers and military applications. Mr. Voevodsky worked at Perrigo Company from 1994 to 2000 where he held a number of strategic positions including Director, Pharmaceutical Business Development. Mr. Voevodsky holds a Bachelor of Science from the University of Arizona and a Master of Business Administration from Harvard Business School.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock has been quoted for trading on the Nasdaq National Market since April 24, 1996. From then until June 19, 2002, our stock traded under the symbol “GUMM.” Effective on June 20, 2002, in connection with our name change to Matrixx Initiatives, Inc., our stock trading symbol changed to “MTXX.” The following table sets forth, for the quarters indicated, the range of high and low prices of our common stock as reported by the Nasdaq National Market.

	Market Price
	High	Low
Fiscal Year 2003
First Quarter	$8.75	$6.56
Second Quarter	$8.65	$6.61
Third Quarter	$11.39	$6.75
Fourth Quarter	$18.28	$10.99

Fiscal Year 2004
First Quarter	$20.89	$8.31
Second Quarter	$11.19	$8.45
Third Quarter	$10.60	$7.25
Fourth Quarter	$14.74	$10.35

Fiscal Year 2005
First Quarter (through March 8, 2005)	$12.60	$9.00

     As of March 1, 2005, we had approximately 7,600 record and beneficial stockholders.

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

     In April 2004, the Company’s Board of Directors authorized a Common Stock Repurchase Program for up to 1.0 million shares of the Company’s common stock. During 2004, the Company purchased 17,900 shares of common stock at an aggregate cost of $157,081.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data for Matrixx for each of the years in the five-year period ended December 31, 2004, and where appropriate reflects results on a continuing and discontinued operations basis. The financial data presented below is derived from Matrixx’s audited consolidated financial statements. We report Matrixx’s and Zicam, LLC’s financial results on a consolidated basis. On July 20, 2001, we sold substantially all of our chewing gum assets and business to Wrigley. Our financial results following this date reflect our former chewing gum operations as discontinued operations. On December 5, 2001, we acquired the remaining 40% interest in Gel Tech, L.L.C., making it a wholly-owned subsidiary of Matrixx. (In July 2002, the name of Gel Tech, L.L.C. was changed to Zicam, LLC). For additional information, see the financial statements of Matrixx and the notes thereto included elsewhere in this report. The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is qualified by reference thereto and to Matrixx’s financial statements and notes thereto.

(000’s, except per share data)	2004	2003	2002		2001	2000
Net sales	$60,231	$43,496	$23,548		$16,072	$10,817
Net income (loss)
- Continuing Operations	$4,957	$3,344	$4,757	*	$(4,799)	$(6,166)
- Discontinued Operations	$—	$—	$—		$17,412	$(1,971)
Net income (loss) per share of common stock - basic
- Continuing Operations	$0.52	$0.36	$0.50	*	$(0.52)	$(0.69)
- Discontinued Operations	$—	$—	$—		$1.88	$(0.22)
Net income (loss) per share of common stock - diluted
- Continuing Operations	$0.52	$0.35	$0.50	*	$(0.52)	$(0.69)
- Discontinued Operations	$—	$—	$—		$1.88	$(0.22)
Dividends per share	$—	$—	$—		$—	$—
Shares outstanding at year end	9,520	9,475	9,441		9,432	9,047
Total assets	$60,134	$50,077	$47,185		$42,507	$16,981
Long term obligations	$—	$—	$—		$5,254	$—
Stockholders’ equity	$44,126	$38,790	$35,155		$24,369	$10,448

*	Earnings for 2002 include the one-time recording of a deferred tax asset of approximately $3.4 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     In Fiscal 2001, we undertook a significant change in our strategic plan and related business operations by exiting the chewing gum business and refocusing entirely on the development, production and sale of over-the-counter pharmaceutical products. In July 2001, we sold substantially all of our assets and business related to our chewing gum operations to Wrigley. In December 2001, we acquired the remaining 40% interest of Gel Tech, making it a wholly-owned subsidiary of Matrixx. In July 2002, the name Gel Tech, L.L.C. was changed to Zicam, LLC. Our financial results reflect our former chewing gum operations as discontinued operations, and consequently these operations are not reflected in the following discussion and analysis. We report Zicam, LLC’s financial results on a consolidated basis.

     Our restructuring process continued in 2002 as we reincorporated in Delaware, changed our name to Matrixx Initiatives, Inc. and consolidated our operations in our Phoenix office. Moreover, as part of our focus on over-the-counter pharmaceutical products, we introduced five new Zicam nasal gel products in 2002, improved package graphics for the entire Zicam product line and engaged a new sales team to represent our products to retailers. We continued to expand the Zicam product line in 2003 by introducing three Zicam Cold Remedy oral products — Chewables, RapidMelts and Oral Mist. Furthering our growth, we introduced six Zicam Cough Mist products in the third quarter of 2004.

     Executive Summary

     The Company currently markets 16 products within the $3.5 billion overall cough and cold category at retail. The products we market are seasonal in nature, and sales at retail generally increase as the level of population suffering from colds rises. The Company records sales when we ship products from our warehouse facilities. During the third quarter the Company usually realizes increased sales volume as retailers stock our products and order displays to prepare for the upcoming cough and cold season. Additional sales (re-orders) to retailers are highly dependent upon the incidence of illness within the population. Retail consumption of our products is highest during the cough and cold season, which usually runs from September through April. The Company begins extensive advertising campaigns to coincide with the cough and cold season and generally realizes higher advertising expense in the fourth and first quarters of each year. The second quarter of each year generally accounts for less than 10% of annual sales. Our products are currently available at all of the major food, drug, and mass merchant retailers.

     Net sales for 2004 increased to approximately $60.2 million, or 38% above net sales in 2003 of $43.5 million. Approximately 45% of the increase was attributable to the six new Zicam Cough Mist products that we began shipping in July 2004. Additionally, approximately 31% of the increased sales were due to increased sales of Zicam Cold Remedy products and approximately 24% of the increase was attributable to higher sales of our allergy and sinus products. We expect the trend of increasing net sales will continue as we improve consumer awareness of our products, increase distribution of our products, and introduce new products. The Company expects 2005 annual net sales will increase 25-35% over the $60.2 million recorded in 2004.

     Net income for 2004 was approximately $5.0 million, an increase of approximately $1.6 million over net income in 2003 of approximately $3.3 million. We expect net income in future periods will be significantly affected by the level of sales, the timing and amount of our advertising and research and development expenses, and the timing and amount of expenses incurred in the defense of product liability and securities litigation matters. Expenditures for advertising and research and development will vary by quarter throughout the year and could be significantly different in 2005 than the amounts incurred in the same periods in earlier years. We expect that advertising expenses will be highest in the fourth and first quarters in conjunction with the cough and cold season. The Company expects annual net income in 2005 will grow 10-20% above the level realized in 2004. We anticipate quarterly earnings will continue to vary along with the seasonality of sales. We believe the second quarter of 2005 may result in a significant loss due to increased marketing support for the new Nasal Comfort™ brand, increased research and development expense, and continued high levels of legal expense.

     Since the introduction of our new Zicam Cough Mist products, we now market Zicam products in the cold (3 nasal delivery products and 3 oral delivery products), allergy/sinus (4 nasal delivery products), and cough (6 oral delivery products) market groups of the overall cough and cold category. We expect that our mix of products sold will change due to seasonality and varying growth rates within the market groups. For the year ended December 31, 2004 our mix of products sold (units) was cold (nasal and oral) — 62%, allergy/sinus — 21%, and cough — 17%, compared to cold — 77% and allergy/sinus — 23% for the year ending December 31, 2003.

     In February 2005, the Company announced Nasal Comfort, a new brand and product for nasal health. The initial offering under the new brand is a unique product designed to help maintain the critical functions of the nasal cavity and its role in the respiratory process. Nasal Comfort is a preservative free, sterile, hyper-tonic aqueous solution with essential salts and oils that cleanses and moisturizes the nose. The new product will be packaged in a pharmaceutical grade dispenser, employing a patented one-way, micro-filtration pump. The Company anticipates initial sales and shipments will begin in the second quarter of 2005.

     The Company’s management reviews several key performance indicators. First, we compare our annual sales and net income performance against our goals for growth, which for 2004, we stated as 30% annual growth for each. We exceeded both goals in 2004. Second, we monitor our share of the cough and cold market. For the 52 weeks ended December 26, 2004, retail sales of our products (as measured by three outlet syndicated scanner data, not including our customer Wal-Mart) increased approximately 25% over the comparable period in the previous year, while the entire cough and cold category declined approximately 5% over the same period. The increased sales of our products achieved a share of approximately 1.8% of the entire cough and cold market compared to a share of 1.3% in the previous year. Third, we measure our ability to maintain strong gross margins on our products. During 2004, we achieved an average gross margin of 69%, which is slightly below our goal of 70%, due to the mix of products sold (gross margin on our current products varies between 65% and 80%). Fourth, we evaluate our operating performance by reviewing, over time, our ability to decrease administrative and general costs as a percentage of net sales. For fiscal 2004, our operating expenses were approximately 53% of our net sales compared to 50% for fiscal 2003. Operating expenses have been negatively impacted by an increase in legal expense ($5.1 million in 2004, compared to $0.9 million in 2003) primarily related to the product liability lawsuits which have been filed against the Company (see Part II, Item 1- “Legal Proceedings”). Finally, we review the distribution of our products by key national retailers. In 2004, our ten largest retail customers carried, on average, 12 of our 16 Zicam products compared to seven of our ten products in 2003. Those customers accounted for approximately 73% of net sales in 2004 and 75% of net sales in 2003. We expect to expand the distribution of our existing products among these retailers during the next year.

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

     We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

     We believe that our critical accounting policies and estimates include the accounting for intangible assets and goodwill, accounting for income taxes, accounting for returns and allowances associated with our products, accounting for sales discounts and promotional programs, and accounting for legal contingencies.

     Intangible Assets and Goodwill: We recorded approximately $15.0 million in goodwill in connection with the 40% Zicam, LLC interest that we acquired from Zensano, Inc. in December 2001. Under SFAS No. 142, goodwill must be tested when a triggering event occurs or at least annually to identify a potential impairment and the amount of any impairment loss. Factors that could affect this analysis would be significant loss of market share, a general decline in Zicam product sales, higher than expected increases in expenses and various other matters. Any change in key assumptions about the business or prospects of Zicam, LLC, or any change in market conditions or other externalities affecting Zicam, LLC, could result in an impairment charge, and such a charge could have a material adverse effect on our financial condition and results of operations. Our annual evaluation of goodwill was completed in the third quarter of 2004 and no impairment was identified.

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

     In 2003 and 2004, we recorded income tax expense based on our estimated effective income tax rate for the year and will continue to do so in future periods. In addition, we will continue to evaluate the deferred tax valuation allowance regularly and adjust the amount to reflect our expectation of our ability to realize the tax benefit arising from our tax loss carry-forward and other deferred tax items on a quarterly basis. Should there be a significant change in our expectations of future income or the ability to realize the deferred tax asset, the impact of increasing the deferred tax valuation allowance could be significant which would negatively impact our earnings.

     Customer Returns and Allowances: We recognize revenues on the sale of our products when they are shipped from our warehouse facilities, and at that time record a provision for estimated product returns. The estimate for product returns is based on our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects potential product returns. To date, our sales returns experience has been consistent with our estimate for returns, except for returns of outdated products arising from excess production during the introduction of Zicam Cold Remedy in the 1999-2000 cough and cold season, which resulted in out-of-date product two years later. In July 2004, we reviewed the return provision for the three oral delivery Cold Remedy products that were introduced in the third quarter of 2003. Based on our product return experience we reduced the return provision from 7% to 3% on sales of these three products in mid 2004. Currently, we are recording a provision of 3% of gross sales for the ten Zicam products introduced in 2003 or earlier for potential returns and allowances. In establishing the appropriate reserve level for the six new Zicam Cough Mist products, that began shipping in July 2004, we reviewed the similarities and differences of the six products relative to the ten Zicam products for which we have longer product return experience. Based on that review, we believe that our past experiences with other products is a good indicator of the estimate of returns to be expected from the new products and are recording a provision of 7% of gross sales for these products. We will review the return provision at least quarterly and adjust these reserve amounts as actual product return experience continues to develop. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected. In addition, we expect that a higher sales returns allowance will be recorded for any other new products that we introduce until such products achieve market acceptance.

     Legal Contingencies: We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. We are being sued by over 340 individuals in approximately 32 different lawsuits generally alleging that our Zicam Cold Remedy nasal products caused damage to their sense of smell and/or taste. Two of these lawsuits have been filed as class action lawsuits, although one has been dismissed. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits. In addition, two class action lawsuits (which have been consolidated) have been filed against Matrixx, our President and Chief Executive Officer, Carl J. Johnson, our Executive Vice President and Chief Financial Officer, William J. Hemelt, and our Vice President of Research and Development, Timothy L. Clarot, alleging violation of federal securities laws (see Part II, Item 1- “Legal Proceedings”). While we intend to defend ourselves vigorously in each of these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. Therefore, loss provisions arising from such matters will be recorded when a loss outcome is probable and can be reasonably estimated, to the extent not provided for through insurance or otherwise. At present, we have not been able to determine the probability of a loss outcome in any of the litigation to which we are currently subject. Accordingly, we have not recorded any loss provisions related to such litigation.

Results Of Operations For The Year Ended December 31, 2004 Compared To The Year Ended December 31, 2003

     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2004		2003
Net sales	$60,231	100%	$43,496	100%
Cost of sales	18,405	31	13,454	31

Gross profit	41,826	69	30,042	69
Operating expenses	31,862	53	21,642	50
Research & development	1,887	3	2,557	6

Income from operations	8,077	13	5,843	13
Interest and other income	370	1	175	—
Interest expense	40	—	247	—

Income before income taxes	8,407	14	5,771	13
Provision for income taxes	3,450	6	2,427	5

Net income	$4,957	8%	$3,344	8%

Net Sales

     Net sales for 2004 increased to approximately $60.2 million, or 38% above net sales in 2003. Approximately 46% of the $16.7 million increase in net sales was attributable to sales of the six new Zicam Cough Mist products introduced in the third quarter of 2004; approximately 30% of the increase was due to increased sales of our Zicam Cold Remedy products, particularly the oral products introduced in 2003; and the remainder of the increase was due to increased sales of Zicam allergy and sinus products. We believe increased sales of our products is primarily due to greater brand awareness and marketing efforts.

Cost of Sales

     The cost of sales for 2004 increased approximately $5 million or 37% over the cost of sales in 2003. The increase is due to the higher number of units sold in 2004. The cost per unit sold in 2004 decreased approximately 4% compared to the cost per unit sold in 2003. The lower cost per unit sold is due to lower costs across our entire product line, including the new swab product introduced in the first quarter of 2004.

Gross Profit

     Gross profit for 2004 increased to approximately $42 million or 40% above gross profit in 2003, primarily due to the increase in sales. The gross margin achieved in 2004 remained unchanged from the prior year’s gross margin of 69%. The gross margin on our current products varies between 65% and 80%. Gross margin will continue to be affected by the relative mix of products sold.

Operating Expenses

     Operating expense for 2004 increased to approximately $31.9 million from $21.6 million in 2003. The increase is primarily due to a $4.1 million increase in legal expense associated with product liability and securities litigation claims. Total legal expense in 2004 was approximately $5.1 million compared to $0.9 million in 2003. Also contributing to the higher expenses were increases in advertising expense of $3.0 million (approximately $14.7 million in 2004 compared to $11.7 million in 2003); non-advertising marketing expense of $1.1 million (primarily related to consumer research as well as public relations expense associated with the anosmia claims); higher insurance expense of $0.3 million; higher sales commission expense of $0.4 million; higher labor expense of approximately $0.75 million; and increased quality control and customer service expense of $0.2 million. The Company also recorded an increase in charitable contributions of $0.2 million.

     We expect expenses in future periods will vary largely in relation to the level of our advertising expenditures, which are heaviest in the first and fourth quarters. We anticipate that we will continue to incur approximately $1.0 million to $1.5 million in higher legal expense each quarter as a result of the Zicam Cold Remedy product liability and securities litigation matters in which we are engaged (see Part I, Item 3 - “Legal Proceedings.”) The Company continues to pursue an agreement with various of its insurers concerning recovery of defense costs relating to these matters.

Research and Development

     Research and development expense decreased from approximately $2.6 million in 2003 to $1.8 million in 2004. We had previously announced our intention to spend 6% of net sales annually on research and development efforts; however, due to research and development efforts being diverted as a result of product liability litigation matters, we did not spend at that level in 2004. We continue to maintain research and development efforts and remain focused on developing new products.

Interest & Other Income

     Other income increased to almost $0.4 million in 2004, approximately $0.2 million higher than 2003. The increase is attributable to royalty income associated with a gum product marketed by Wrigley. We do not anticipate any future royalty income under this agreement.

Interest Expense

     Interest expense of $40,000 for 2004 was approximately $207,000 below the level incurred in 2003. The decrease was attributable to the repayment of the debt of 10.2 million we incurred in connection with the acquisition of the 40% interest in Gel Tech, LLC in December 2001. This debt with imputed interest of 6.5% was fully repaid in November 2003. In July 2004, we borrowed $2 million against our credit facility with Comerica Bank, which we repaid in the fourth quarter of 2004. We ended the year with no debt outstanding. Our credit facility included interest at 0.75% above prime (or 6% at December 31, 2004).

Income Before Income Taxes

     Income before income tax for 2004 increased 46% to approximately $8.4 million from $5.8 million in 2003. The increase is due to higher gross profit resulting from higher sales, which was partially offset by an increase in operating expenses. We expect that net income in future periods will be significantly impacted by the success of our 16 current products, new product introductions (including new products we plan to introduce in 2005), and year over year changes in our advertising, research and development, and legal expenses.

Provision for Income Tax Expense

     In 2004, we recorded a provision for income tax expense at our combined federal and state estimated, effective tax rates. Due to operating income recorded in 2004, we recognized income tax expense of approximately $3.4 million.

Net Income

     Net income increased approximately $1.6 million, or 48%, to approximately $5.0 million in 2004 compared to net income for 2003 of approximately $3.3 million.

Results Of Operations For The Year Ended December 31, 2003 Compared To The Year Ended December 31, 2002

     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2003		2002
Net sales	$43,496	100%	$23,548	100%
Cost of sales	13,454	31	6,752	29

Gross profit	30,042	69	16,796	71
Operating expenses	21,642	50	15,444	66
Research & development	2,557	6	294	1

Income from operations	5,843	13	958	4
Interest and other income	175	—	681	3
Interest expense	247	—	592	3

Income before income taxes	5,771	13	1,047	4
Provision (benefit) for income taxes	2,427	5	(3,710)	(16)

Net income	$3,344	8%	$4,757	20%

Net Sales

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

     We ended 2003 with a backlog in orders of $0.4 million for our adult swab product. In anticipation of year end demand, we built inventory of adult swab products starting in April 2003, but it was not sufficient as demand for all of our products, including the swab products, spiked in December 2003 due to the severe cold season.

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

Research and Development

     Research and development expense amounted to $2.6 million for 2003 compared to $0.3 million for 2002, reflecting costs associated with the three new Zicam products that were introduced in 2003, development cost of the new swab product, and research expense of product concepts that we expect to introduce in 2004 and beyond.

Interest and Other Income - Net

     Interest and other income for 2003 amounted to approximately $175,000 or approximately $506,000 less than the 2002 level. Approximately $300,000 of the decrease is due to a decline in royalty income associated with a gum product marketed by Wrigley and $200,000 is due to a decrease in interest income from a lower invested cash balance.

Interest Expense

     Interest expense decreased to approximately $247,000 for 2003 from approximately $592,000 in 2002. The decrease is entirely attributable to the repayment of the debt incurred with our acquisition of the 40% interest in Zicam, LLC in December 2001. This debt was paid in full in November 2003.

Income From Continuing Operations Before Income Tax and Minority Interest

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

Liquidity and Capital Resources

     Our working capital increased to $23.2 million as of December 31, 2004 from $17.6 million as of December 31, 2003, an increase of approximately $5.6 million. During 2004, we experienced an increase in available cash of approximately $2 million. In addition, we restricted $5.0 million of cash for a self-structured product liability insurance program. The overall increase in cash from operations was almost $7.0 million. The increase in cash from operations was driven by higher sales during 2004. The Company generates cash from sales of Zicam products to retailers and distributors. The majority of sales are given 30 day credit terms; however payment terms are occasionally extended, as retailers begin to increase inventory of our products prior to the onset of the cough and cold season. The Company recognizes an allowance for bad debt at the time of sale. The bad debt allowance is reviewed on a monthly basis and we believe our allowance is sufficient to cover outstanding receivables.

     The annual change in accounts receivable, inventory, accounts payable and accrued expenses largely reflects the increase in the Company’s business and the number of new products. On a quarterly basis, changes in these items reflect the seasonal nature of the Company’s business. The Company records the bulk of its sales, which is reflected in higher accounts receivable, in the third, fourth and first quarters; builds inventory during the second through fourth quarter periods; and advertises its products, which is the largest component of accrued expenses, in the fourth and first quarters. Although affected by the build-up of inventory in the second through fourth quarters, accounts payable and accrued expenses are more significantly affected by advertising spending which largely occurs in the fourth and first quarters.

     During 2004, investing activities used approximately $5.3 million of cash. The use of cash was primarily due to $5.0 million being restricted to secure a $5.0 million letter of credit related to the new product liability insurance program, as discussed below. The Company also invested approximately $240,000 for capital purchases related to information systems, office improvements, and new laboratory equipment. Cash flow from financing activities provided approximately $350,000 from exercise of stock options.

     We have very little capital expenditures since we rely on contract manufacturers to produce our products. Generally, to the extent our operations are profitable, our business is cash-flow positive. Additionally, due to our sizeable tax loss carryforward, we are able to avoid sizeable income tax payments. We expect that this ability to avoid large tax payments should continue through 2005. We do have working capital requirements arising from the increase of inventory and accounts receivable in excess of the increase in accounts payable, but these vary throughout the year reflecting the seasonal nature of our business.

     In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. Under the program, we have agreed to reimburse our insurer for its claims administration expenses and for amounts paid out by it in settlement of product liability claims filed after the initial date of the program and which are not covered by insurance programs from prior years. The terms of the program require us to maintain an irrevocable, evergreen letter of credit issued by a bank or other financial institution to secure our reimbursement obligations to our insurer. We have a $5.0 million letter of credit with Comerica Bank and have reserved an equal amount of cash to secure repayments of amounts that become due under the letter of credit. The $5.0 million reserve is noted as Restricted Cash on the consolidated balance sheet and has been placed in an interest-bearing certificate of deposit.

     We have a $4.0 million credit facility with Comerica Bank which was renewed for a two-year term in May 2003. The credit facility includes interest at 0.75% above prime (or 6% at December 31, 2004) In July 2004, we borrowed $2.0 million under the facility to meet our working capital needs in the third quarter. The borrowing was used to pay for the substantial inventory increase needed for sales during the peak cough and cold season. We repaid the debt in the fourth quarter of 2004 and ended the year with no debt. We are in compliance with the earnings and financial covenants contained in our credit agreement. We believe that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months.

Contractual Obligations

     We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations
	(In thousands of dollars)
	Payments due by Period as of December 31, 2004
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	366	119	247	0	0
Purchase Obligations	1,214	1,214	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$1,580	$1,333	$247	$0	$0

Recently Issued Accounting Standards

     The Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which is effective for reporting periods beginning after June 15, 2005 (third quarter adoption for the Company). Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes ABP Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, the statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Currently, in accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock plans as the exercise price equals the stock price on the date of grant. Under SFAS 123R, the Company will be required to measure compensation expense over the options’ vesting period based on the stock options’ fair value at the date the options are granted. SFAS 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. The Company has not determined which option-pricing model will be used in valuing such options. As allowed by SFAS 123R, the Company can also elect either the Modified Prospective Application (MPA) or the Modified Retrospective Application (MRA), to determine the presentation of expense. The MPA applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date. The MRA can apply the Statement to either all prior years for which SFAS123 was effective or only to prior interim periods in the year of adoption. The Company has chosen to apply the MPA method. Note 1 of the Consolidated Financial Statements illustrates the effects on net income and earnings per share if the Company had adopted SFAS No. 123, Accounting for Stock-Based Compensation, using the Black-Scholes option-pricing model.

     On February 7, 2005, the Company’s Compensation Committee approved the immediate vesting of all outstanding stock options previously granted under the Company’s option plans, including those granted to executive officers and directors, for which the option exercise price was above the Closing Price on February 7, 2005 (refer to Form 8-K filing dated February 7, 2005).

     We are evaluating the requirements under SFAS 123R and expect the adoption will result in additional compensation expense in our consolidated statements of income. The pro forma impact of recognizing compensation expense for options previously issued is included in the footnotes to the consolidated financial statements.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (AJCA). The AJCA was signed into law in October 2004 and includes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of a) “qualified production activities income” as defined in the Act, or b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). The FASB concluded that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction. The Company will be able to start claiming this tax benefit in 2005. The Company expects the adoption of SFAS No. 109-1 will not have a material impact on the Company’s financial position or results of operations.

     In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs - An amendment of ARB No. 43, Chapter 4. Statement 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. The provisions in Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and companies must apply the standard prospectively. The Company expects the adoption of SFAS No. 151 will not have a material impact on the Company’s financial position or results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Forward Looking Statements

     This Report on Form 10-K, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:

•	Our expectations regarding 2005 net sales and net income and our expectations for the second quarter of 2005;

•	our belief that growth in sales of the six new Cough Mist products will occur as consumers become more aware of the products and greater retail distribution is achieved;

•	our belief that new advertising approaches and public relations efforts will continue to build brand awareness;

•	our expectation that the trend of growth in sales in future periods will continue as we expand consumer awareness and acceptance of our entire Zicam brand of products, increase distribution, introduce new products, and avoid additional adverse publicity;

•	our expectation regarding future net income, our belief that expenditures for advertising and research and development will vary by quarter throughout the year, and our expectation that advertising expenses will be heaviest in our first and fourth fiscal quarters;

•	our anticipation that initial sales and shipments of the Nasal Comfort brand will begin in the second quarter of 2005;

•	our expectation of the effect of recently issued accounting standards;

•	our expectation that our mix of products sold will change due to seasonality and varying growth rates within our three market categories;

•	our expectation of expanding distribution of our products among our largest 10 retailers;

•	our expectation that slower product development activity coupled with continuing high legal expenses may lessen the rate of net income growth in 2005;

•	our expectation of continuing profitability in future years;

•	our intention to review our product return reserve provision monthly and adjust the reserve amounts as actual product return experience continues to develop, and our expectation that a higher sales returns allowance will be recorded in the future for new products that we introduce until such products achieve market acceptance;

•	our intention to evaluate and adjust as appropriate the deferred tax valuation allowance and expectation of realizing the tax benefit arising from our tax loss carryforward;

•	our anticipation that we will not receive any future royalty income under our agreement with Wrigley;

•	our expectation that our Cough Mist product manufacturer will have inventory available for sales of the Cough Mist products through the 2004-2005 cough and cold season;

•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold;

•	our expectation of achieving a 70% gross margin for the year;

•	our expectation that our net income and operating expenses in future periods will vary largely in connection with the level of our advertising, research and development, and legal expenses;

•	our expectation that research and development spending will be between 4-6% of net sales for 2005 and in subsequent years;

•	our expectation that earnings in future periods will be significantly impacted by the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;

•	our intention to vigorously defend the Zicam Cold Remedy product liability and securities litigation claims, our expectation that additional product liability lawsuits will be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;

•	our anticipation that we will continue to incur approximately $1.0 to $1.5 million in higher legal expense each quarter as a result of the Zicam Cold Remedy product liability and securities litigation in which we are engaged;

•	our Scientific Advisory Board’s plan to do further testing of the zinc gluconate nasal gel on human volunteers and animal models, and our expectation that members of the Scientific Advisory Board will reconvene in the first half of 2005 to review the findings of such research;

•	our belief that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months;

•	our having no plans to directly manufacture and store our products; and

•	our belief that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

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

     Statements in this Report on Form 10-K, including those set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and under the subheading “Risk Factors,” describe factors that could contribute to or cause actual results to differ materially from our expectations. Other such factors include (i) less than anticipated demand for our current and future products, (ii) a weak cough and cold season, (iii) lack of market acceptance for or uncertainties concerning the efficacy or safety of our current and future products or regulatory actions involving our products, (iv) difficulties in increasing production or maintaining sufficient inventories to meet unexpectedly high demand in the short term, (v) financial difficulties encountered by one or more of our principal customers, (vi) difficulties in obtaining additional capital for marketing, research and development, and other expenses, (vii) material litigation involving patent and contractual claims, product liability claims, consumer issues and securities violation claims, and (viii) adverse publicity regarding our products or advertising restrictions.

     Forward-looking statements contained in this Report on Form 10-K speak only as of the date of this Report on Form 10-K or, in the case of any document incorporated by reference, the date of that document. We do not undertake, and we specifically disclaim any obligation, to publicly update or revise any forward-looking statement contained in this Report on Form 10-K or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

     Our inability to develop and commercialize our existing products or any new products, including our Nasal Comfort product, on a timely basis and within our financial budgets could have a material adverse effect on our operating results and future prospects.

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

We may fail to compete effectively, particularly against, larger more established pharmaceutical and health products companies, or low cost generic drug manufacturers, causing our business and operating results to suffer

     The consumer health products industry is highly competitive. We compete with companies with sales in the United States that are engaged in the development of both traditional and innovative healthcare products. Many of these companies have much greater financial and technical resources and production and marketing capabilities than we do. As well, many of these companies have already achieved significant product acceptance and brand recognition with respect to products that compete directly with our Zicam and new products. Our competitors may successfully develop and market superior or less expensive products which could render our Zicam and other future products less valuable or unmarketable.

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

We may incur significant costs resulting from product liability claims or securities litigation

     We are subject to significant liability should use or consumption of our products cause injury, illness or death. Presently, we are being sued by over 340 individuals in approximately 32 different product liability lawsuits (two of which have been filed as class action lawsuits, although one of the class action suits has been dismissed) relating to our Zicam Cold Remedy product. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits. Although we carry product liability insurance, we cannot be sure that our insurance will be adequate to protect us against product liability claims or that insurance coverage will continue to be available. Product liability claims, such as those described in the Annual Report on Form 10-K for our 2004 fiscal year and in our subsequent Reports on Form 10-Q, even if without merit or for which we have substantial coverage, could result in significant legal defense costs, thereby increasing our expenses and lowering our earnings. Such claims, whether or not proven to be valid, could have a material adverse effect on our product branding and goodwill, resulting in reduced market acceptance of our products. In addition, any adverse decision in such litigation could require significant damages to be paid or result in adverse publicity, either of which could materially adversely affect our results of operations and financial condition. Separately, the Company and three of its Officers are also subject to two class action lawsuits (which have been consolidated) alleging violations of securities laws. Any adverse decision in such litigation could materially adversely affect our results of operations and financial condition.

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

We may experience product backlogs

     At the end of fiscal 2003, we had approximately $0.4 million in backlog of swab orders. This backlog continued into March of fiscal 2004. We have undertaken significant measures to remedy the manufacturing problems that led to this backlog, including replacing our swab manufacturer and redesigning our swab product to permit higher volume production. We built a substantial inventory of swab products to reduce the likelihood of any backlog occurring in the 2004-2005 cough and cold season. We increased the inventory of our other products in preparation of anticipated sell-in during the third quarter of 2004, and we established inventory plans to support sales through the 2004-2005 cough and cold season. However, we cannot be certain that these measures will be sufficient to prevent future backlog of these products or that other product backlogs will not occur in the future. Any such future backlogs will potentially result in higher production costs, higher freight costs to expedite shipment of raw materials and finished goods, fines from certain retailers, cancelled orders and lost opportunity costs. These in turn could materially affect our results of operations and financial condition.

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

The price of our stock may continue to be volatile

     The market price of our common stock, which is quoted for trading on the Nasdaq National Market, has been highly volatile and may continue to be volatile in the future. Any or a combination of the following factors could cause the market value of our common stock to decline quickly: operating results that differ from market expectations, negative or other unanticipated results of clinical trials or other testing, delays in product development, technological innovations or commercial product introductions by our competitors, changes in government regulations, developments concerning proprietary rights, including pending or threatened patent litigation, public concerns regarding the safety of any of our products, the outcome of litigation against the Company, and general economic and stock market conditions. Since the Spring of 2000, the stock market has experienced, and it may continue to experience, significant price and volume fluctuations. These fluctuations have particularly affected the market prices of equity securities of small capitalization companies, like Matrixx. Often, the effect on the price of such securities is disproportionate to the operating performance of such companies. In addition, we believe our stock price may fluctuate as investors increase and cover short positions in the stock. In our case, such fluctuations may adversely affect our stockholders’ ability to dispose of their shares of Matrixx at a price equal to or above the price at which they purchased such shares.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank. At no time during fiscal 2003 or the first six months of fiscal 2004 did we have any outstanding balance against this line of credit. In July 2004, we borrowed $2 million against our credit facility with Comerica Bank. The primary purpose for the borrowing was to provide additional liquidity as we built inventory for expected increases in sales during the second half of 2004. We generally extend payment terms for customers during the third quarter as customers purchase new products and build inventory for the upcoming cough and cold season. We repaid the debt in the fourth quarter of 2004 and ended fiscal 2004 with no debt. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

     As of December 30, 2004 and December 31, 2003, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal 2004) or commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Matrixx, including the Notes to those statements, are included in Part III, Item 15 of this Annual Report on Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with the authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect of the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

Mayer Hoffman McCann, P.C., the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The report is included below in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Matrixx Initiatives, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Matrixx Initiatives, Inc. and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated February 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Mayer Hoffman McCann, P.C.

Phoenix, Arizona
February 8, 2005

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item for our executive officers is set forth in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of Matrixx.” The information required by this Item for our directors is set forth in our Proxy Statement relating to our 2005 annual meeting of stockholders to be held on May 24, 2005 (the “2005 Proxy Statement”), under the headings, “Proposal No. 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by this reference as if set forth in full.

     We have adopted a Code of Ethics which applies to our principal executive officer, our principal financial officer and our controller, as well as to all of our other employees. A copy of the Code of Ethics was attached as an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2003. We will make a copy of the Code of Ethics available to any person without charge, upon request, by writing to Matrixx Initiatives, Inc., 4742 N. 24th Street, Suite 455, Phoenix, AZ 85016, Attn: Corporate Secretary. If we make any substantive amendment to the Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver either on the Company’s internet web site (www.matrixxinc.com) or in a Report on Form 8-K within five days after such amendment is made or such waiver is given.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item for our executive officers is set forth in the 2005 Proxy Statement, under the heading, “Executive Compensation,” and is incorporated herein by this reference as if set forth in full. The information set forth in the 2005 Proxy Statement under the headings, “Report of the Audit Committee” and “Report of the Compensation Committee” is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item for certain of our beneficial owners is set forth in the 2005 Proxy Statement, under the heading, “Security Ownership of Certain Beneficial Owners,” and is incorporated herein by this reference as if set forth in full.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth information as of December 31, 2004 with respect to our compensation plans and individual compensation arrangements under which our equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision to us of goods or services.

Number of
Securities
	Number of		Remaining Available
	Securities to be	Weighted-	for Future Issuance
	Issued Upon	Average	Under Equity
	Exercise of	Exercise Price	Compensation
	Outstanding	of Outstanding	Plans (Excluding
	Options,	Options,	Securities
	Warrants, and	Warrants,	Reflected
Plan Category	Rights	and Rights	in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	781,400	$11.80	239,521
Equity compensation plans not approved by security holders	0	N/A	N/A
Total	781,400	$11.80	239,521

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth in the 2005 Proxy Statement, under the headings, “Compensation Committee Interlocks and Insider Participation’’ and “Certain Relationships and Related Transactions’’ and is incorporated herein by this reference as if set forth in full.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is set forth in the 2005 Proxy Statement, under the heading, “Accountant Fees and Services’’ and is incorporated herein by this reference as if set forth in full.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Matrixx Initiatives, Inc.

We have audited the accompanying consolidated balance sheets of Matrixx Initiatives, Inc. and subsidiary (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Mayer Hoffman McCann, P.C.

Phoenix, Arizona

February 8, 2005

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003

Current Assets:
Cash and cash equivalents	$12,694,486	$10,682,614
Accounts receivable:
Trade, net of allowance for doubtful accounts of $555,240 and $601,357	12,386,026	11,471,511
Inventories	7,241,434	3,267,604
Prepaid expenses	887,586	615,790
Interest receivable	57,658	—
Deferred tax asset	5,029,600	2,829,556

Total Current Assets	38,296,790	28,867,075

Property and Equipment, at cost:
Office furniture and equipment	780,961	681,528
Machine tooling	150,000	150,000
Leasehold improvements	179,644	37,202

	1,110,605	868,730
Less accumulated depreciation	(457,718)	(247,728)

Net Property and Equipment	652,887	621,002

Other Assets:
Deposits	220,190	212,697
Restricted cash	5,000,000	—
Debt issuance costs, net of accumulated amortization of $18,750 and $35,000	6,250	—
Deferred tax asset	—	4,351,810
Patents, net of accumulated amortization of $205,861 and $138,780	917,739	984,820
Goodwill	15,039,836	15,039,836

Total Other Assets	21,184,015	20,589,163

Total Assets	$60,133,692	$50,077,240

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2004	2003
Current Liabilities:
Accounts payable	$4,699,316	$5,826,848
Accrued expenses	6,314,971	2,370,127
Sales commissions	1,261,899	1,113,604
Sales returns and allowances	2,605,260	1,734,568
Accrued taxes	209,946	241,639

Total Current Liabilities	15,091,392	11,286,786

Deferred tax liability	916,738	—

Total Liabilities	16,008,130	11,286,786

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,520,198 and 9,474,601 shares issued and outstanding	9,520	9,475
Additional paid in capital	42,527,862	41,993,189
Accumulated earnings (deficit)	1,984,484	(2,972,987)

	44,521,866	39,029,677

Less common stock held in treasury, at cost (53,800 and 35,900 shares)	(396,304)	(239,223)

Total Stockholders’ Equity	44,125,562	38,790,454

Total Liabilities and Stockholders’ Equity	$60,133,692	$50,077,240

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Net sales	$60,230,935	$43,495,763	$23,547,636
Cost of sales	18,404,822	13,454,331	6,752,041

Gross Profit	41,826,113	30,041,432	16,795,595

Operating expenses	31,861,745	21,641,749	15,543,890
Research and development	1,886,906	2,557,072	293,486

Income From Operations	8,077,462	5,842,611	958,219

Other Income (Expense):
Interest and other income	369,412	175,533	680,544
Interest expense	(39,778)	(246,479)	(592,055)

Total Other Income (Expense)	329,634	(70,946)	88,489

Income Before Provision (Benefit) For Income Taxes	8,407,096	5,771,665	1,046,708

Provision (benefit) for income taxes	3,449,625	2,427,347	(3,709,947)

Net Income	$4,957,471	$3,344,318	$4,756,655

Net Income Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,494,210	9,420,059	9,422,873
Net Income Per Share of Common Stock	$.52	$.36	$.50

Diluted:
Weighted Average Number of Common Shares Outstanding	9,580,765	9,473,082	9,455,403
Net Income Per Share of Common Stock	$.52	$.35	$.50

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Series A				Additional
	Preferred Stock		Common Stock		Paid In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit
Balance at December 31, 2001	—	$—	9,432,251	$9,432	$35,485,963	$(52,436)	$(11,073,960)

Issuance of common stock for services	—	—	700	—	6,683	—	—

Repurchase shares of the Company’s common stock (1,500 shares)	—	—	—	—	—	(9,420)	—

Issuance of restricted stock pursuant to the Company’s restricted stock bonus program	—	—	8,500	10	71,476	—	—

Income tax benefit from the exercise of stock options	—	—	—	—	5,960,799	—	—

Net income	—	—	—	—	—	—	4,756,655

Balance at December 31, 2002	—	—	9,441,451	9,442	41,524,921	(61,856)	(6,317,305)

Issuance of common stock for services	—	—	300	—	2,402	—	—

Issuance of common stock upon exercise of stock options	—	—	20,000	20	219,730	—	—

Repurchase shares of the Company’s common stock (26,300 shares)	—	—	—	—	—	(177,367)	—

Issuance of restricted stock pursuant to the Company’s restricted stock bonus program	—	—	12,850	13	227,946	—	—

Income tax benefit from the exercise of stock options	—	—	—	—	18,190	—	—

Net income	—	—	—	—	—	—	3,344,318

Balance at December 31, 2003	—	—	9,474,601	9,475	41,993,189	(239,223)	(2,972,987)

Issuance of common stock upon exercise of stock options	—	—	47,334	47	503,892	—	—

Repurchase shares of the Company’s common stock (17,900 shares)	—	—	—	—	—	(157,081)	—

Forfeiture of restricted stock pursuant to the Company’s restricted stock bonus program	—	—	(1,737)	(2)	(23,349)	—	—

Income tax benefit from the exercise of stock options	—	—	—	—	54,130	—	—

Net income	—	—	—	—	—	—	4,957,471

Balance at December 31, 2004	—	$—	9,520,198	$9,520	$42,527,862	$(396,304)	$1,984,484

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$4,957,471	$3,344,318	$4,756,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	209,990	157,933	78,770
Amortization	60,831	81,663	87,498
Amortization of discount on notes payable	—	246,357	576,118
Provision for bad debts	(46,117)	(45,923)	209,913
Deferred income taxes	3,122,634	2,195,309	(3,397,687)
Loss on disposal of assets	—	—	20,104
Common stock issued for compensation	(23,351)	230,361	78,169
Changes in assets and liabilities:
Restricted cash	—	—	1,503,150
Accounts receivable	(868,398)	(4,387,992)	(2,786,352)
Interest receivable	(57,658)	—	—
Inventories	(3,973,830)	(1,694,570)	7,878
Prepaid expenses and other	(271,796)	(91,961)	(15,367)
Accounts payable	(1,127,532)	2,912,960	1,660,413
Accrued expenses	4,061,446	867,851	(2,412,676)
Sales returns and allowances	870,692	729,855	(27,184)

Net Cash Provided By Operating Activities	6,914,382	4,546,161	339,402

Cash Flows From Investing Activities:
Capital expenditures	(241,875)	(241,021)	(573,679)
Notes receivable	—	—	200,000
Deposits and other	(7,493)	(175,000)	(5,297)
Restricted cash	(5,000,000)	—	—
Maturity of marketable securities	—	—	10,656,380

Net Cash Provided (Used) By Investing Activities	(5,249,368)	(416,021)	10,277,404

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(CONTINUED)

	2004	2003	2002
Cash Flows From Financing Activities:
Proceeds from borrowing	2,000,000	—	—
Principal payments on notes payable	(2,000,000)	(5,500,000)	(5,905,280)
Debt issuance costs	—	—	(35,000)
Issuance of common stock	503,939	219,750	—
Purchase of treasury stock	(157,081)	(177,367)	(9,420)

Net Cash Provided (Used) By Financing Activities	346,858	(5,457,617)	(5,949,700)

Net Increase (Decrease) in Cash and Cash Equivalents	2,011,872	(1,327,477)	4,667,106

Cash and Cash Equivalents at Beginning of Year	10,682,614	12,010,091	7,342,985

Cash and Cash Equivalents at End of Year	$12,694,486	$10,682,614	$12,010,091

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$39,778	$246,479	$610,657
Income taxes	356,739	996	12,740

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

     Gum Tech International, Inc. (the “Company”) was incorporated in Utah on February 4, 1991 to develop, market and distribute specialty chewing gum products for branded and private label customers, as well as products marketed under the Company’s brand. The Company sold its gum operations in July 2001. On June 18, 2002, the Company completed its previously announced plans to reincorporate in Delaware and change its name to Matrixx Initiatives, Inc. (“Matrixx” or the “Company”). The reincorporation and name change were effectuated through a merger of the Company (then Gum Tech International, Inc.) with and into its wholly-owned Delaware subsidiary, Matrixx Initiatives, Inc. The timing of the merger (including the resulting reincorporation and name change) immediately followed the receipt of approval of the Company’s shareholders at its regularly scheduled annual meeting held on such date. The authorized capital stock of Matrixx consists of (i) 30,000,000 shares of common stock, $.001 par value, (“common stock”) and (ii) 2,000,000 shares of preferred stock $.001 par value. Upon the effectiveness of the merger, each share of Gum Tech International, Inc. common stock issued and outstanding immediately before the merger, was extinguished and converted into one issued and outstanding share of Matrixx common stock. All dollar amounts have been retroactively restated for the change in the capital structure.

     The Company’s sole business segment in 2004, 2003, and 2002 was developing, marketing and selling over the counter products with an emphasis on those that utilize unique or novel delivery systems through a wholly-owned subsidiary, Gel Tech, L.L.C. (“Gel Tech”). On July 12, 2002, Gel Tech changed its name to Zicam, LLC (“Zicam”).

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

Property and Equipment

     Depreciation of the primary asset classifications is calculated based on the following estimated useful lives using the straight-line method.

Classification	Useful Life in Years
Machine Tooling	3
Office Furniture and equipment	3-5
Leasehold improvements	2-3

     Depreciation of property and equipment charged to operating expenses was $248,250, $157,933, and $78,770 for the years ended December 31, 2004, 2003 and 2002, respectively.

Intangible Assets

     The original patent is being amortized using the straight-line method over the remaining term of the patent at the date of purchase of 16.75 years. The estimated aggregate amortization expense for the Company’s patent is $67,081 on an annual basis for each of the next five years. Amortization expense was $67,081 for each of the years ending December, 31, 2004, 2003, and 2002 respectively.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Company recorded debt issuance costs of $19,000 in 2004, which related to the $5.0 million letter of credit established for the self structured product liability insurance policy that began in April 2004. These costs are amortized over one year and are charged to operating activities. The Company recorded $18,299 and $20,212 in 2003 and 2002, respectively, for amortization of expenses related to the Company’s credit facility with Comerica Bank.

     Goodwill is considered to have an indefinite life, and therefore, it is not amortized, but instead is tested for impairment at least annually.

Revenue Recognition

     The Company recognizes revenue from product sales when earned, that is, when the risks and rewards of ownership have transferred to the customer, which is considered to have occurred upon shipment of the finished project. Sales incentives and returns are estimated and recognized at the date of shipment based upon historical activity and current agreements with customers. The Company evaluates these estimates on a monthly basis and revises them as necessary.

Stock-Based Compensation

     The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and earnings per share would be reduced to the following pro forma amounts:

	2004	2003	2002
Net income applicable to common shareholders, as reported	$4,957,471	$3,344,318	$4,756,655
Less stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	1,475,313	402,871	715,409

Proforma Net Income	$3,482,158	$2,941,447	$4,041,246

Net income per share of common stock:
Basic:
As reported	$0.52	$0.36	$0.50
Pro forma	$0.37	$0.31	$0.43
Diluted
As reported	$0.52	$0.35	$0.50
Pro forma	$0.36	$0.31	$0.43

     The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2004, 2003, and 2002.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002
Risk-free interest rate	3.25%	3.12%	3.80%
Expected life	4.95 years	4.88 years	3.66 years
Expected volatility	66.44%	62.96%	63.80%
Expected dividend yield	0%	0%	0%

Long-Lived Assets

     When facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to the estimated undiscounted future cash flows. A forecast showing lack of long-term profitability, a significant decline in market share, or a current period operating or cash flow loss combined with a history of operating or cash flow losses are conditions, among others, that would trigger an impairment assessment of the carrying amount of enterprise goodwill.

     Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. If an impairment exists, an impairment charge would be determined by comparing the carrying amount of the assets to the applicable estimated future cash flows, discounted at a risk-adjusted rate or market appraisals. In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

     In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is assessed at least annually for impairment using the fair value methodology. The Company completed its annual assessment in the third quarter. There were no impairments recorded in any period presented.

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

Advertising

     The Company advertises primarily through television and print media. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expense was $14,761,776, $11,690,166, and $7,736,982 for the years ended December 31, 2004, 2003, and 2002, respectively.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income Per Share of Common Stock

     Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

     The schedule below summarizes the elements included in the calculation of basic and diluted earnings per common share for the years ended December 31, 2004, 2003 and 2002. Options, warrants and other incremental shares to purchase 341,938, 108,000, and 389,500 shares of common stock at December 31, 2004, 2003 and 2002, respectively, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

	Year Ended December 31,
	2004	2003	2002
Net income applicable to common shareholders	$4,957,471	$3,344,318	$4,756,655

Weighted average common shares outstanding - Basic	9,494,210	9,420,059	9,422,873
Dilutive securities	86,555	53,023	32,530

Weighted average common shares outstanding - Diluted	9,580,765	9,473,082	9,455,403

Net Income per common share:
Basic	$0.52	$0.36	$0.50
Diluted	$0.52	$0.35	$0.50

Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Estimates

     The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards

     The Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which is effective for reporting periods beginning after June 15, 2005 (third quarter adoption for the Company). Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes ABP Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, the statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Currently, in accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock plans as the exercise price equals the stock price on the date of grant. Under SFAS 123R, the Company will be required to measure compensation expense over the options’ vesting period based on the stock options’ fair value at the date the options are granted. SFAS 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. The Company has not determined which option-pricing model will be used in valuing such options. As allowed by SFAS 123R, the Company can also elect either the Modified Prospective Application (MPA) or the Modified Retrospective Application (MRA), to determine the presentation of expense. The MPA

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date. The MRA can apply the Statement to either all prior years for which SFAS123 was effective or only to prior interim periods in the year of adoption. The Company has chosen to apply the MPA method. Note 1 of the Consolidated Financial Statements illustrates the effects on net income and earnings per share if the Company had adopted SFAS No. 123, Accounting for Stock-Based Compensation, using the Black-Scholes option-pricing model.

     On February 7, 2005, the Company’s Compensation Committee approved the immediate vesting of all outstanding stock options previously granted under the Company’s option plans, including those granted to executive officers and directors, for which the option exercise price was above the Closing Price on February 7, 2005 (refer to Form 8-K filing dated February 7, 2005).

     We are evaluating the requirements under SFAS 123R and expect the adoption will result in additional compensation expense in our consolidated statements of income. The pro forma impact of recognizing compensation expense for options previously issued is illustrated in Note 1 of the Consolidated Financial Statements, Accounting for Stock-Based Compensation.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (AJCA). The AJCA was signed into law in October 2004 and includes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of a) “qualified production activities income” as defined in the Act, or b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). The FASB concluded that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction. The Company will be able to start claiming this tax benefit in 2005. The Company expects the adoption of SFAS No. 109-1 will not have a material impact on the Company’s financial position or results of operations.

     In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs — An amendment of ARB No. 43, Chapter 4. Statement 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. The provisions in Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and companies must apply the standard prospectively. The Company expects the adoption of SFAS No. 151 will not have a material impact on the Company’s financial position or results of operations.

Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.	Inventories

      Inventories consist of the following:

	2004	2003
Raw materials and packaging	$2,140,915	$1,137,584
Finished goods	5,100,519	2,130,020

Total	$7,241,434	$3,267,604

3.	Current Notes Payable

        The Company has a $4,000,000 line of credit due in July 2005 with interest at .75% above prime (or 6.0% at December 31, 2004), collateralized by accounts receivable, inventory, property and equipment, intangible assets and other assets of the Company. The line also contains various financial covenants regarding liquidity, tangible net worth, and other financial ratios. Also, the Company’s quarterly net income cannot be less than $0 for any two consecutive quarters and the Company must not have a loss for any fiscal year. The Company is also restricted from paying dividends without the consent of the Company’s lender. As of December 31, 2004, the Company had no borrowings outstanding under the line of credit.

4.	Reserves

        The following schedules summarize the activity in the reserves for sales returns and allowances and allowance for doubtful accounts reserve for each of the years ended:

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period
Reserves for Sales Returns and Allowances
December 31, 2002	$1,330,150	$4,054,491	$4,379,928	$1,004,713
December 31, 2003	1,004,713	5,879,542	5,149,687	1,734,568
December 31, 2004	1,734,568	8,134,044	7,263,352	2,605,260

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period
Allowance for Doubtful Accounts
December 31, 2002	$468,389	$244,834	$65,943	$647,280
December 31, 2003	647,280	114,353	160,276	601,357
December 31, 2004	601,357	87,934	134,051	555,240

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	Income Taxes

        The components of the provision (benefit) for income taxes are as follows:

	2004	2003	2002
Current:
Federal	$204,834	$110,309	$(325,000)
State	124,157	121,729	12,740

Total	326,991	232,038	(312,260)

Deferred:
Federal	2,779,584	2,122,462	(3,208,806)
State	343,050	72,847	(188,881)

Total	3,122,634	2,195,309	(3,397,687)

Total Provision (Benefit) For Income Taxes	$3,449,625	$2,427,347	$(3,709,947)

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

	2004	2003	2002
Income taxes at the federal statutory rate	34%	34%	34%
State income taxes, net of federal benefits	5	5	5
Valuation allowance	—	(5)	(324)
Other	2	8	(31)
Net operating loss carryover	—	—	(38)

Total	41%	42%	(354)%

        Significant components of deferred income taxes as of December 31, 2004 and 2003 are as follows:

	2004	2003
Net operating loss carryforwards	$3,523,500	$6,923,700
Reserve for bad debts	227,500	246,400
Inventory valuation reserve	196,800	68,200
Reserves and accrued expenses	1,218,300	795,400
Research and development credit	165,500	106,700
Other	230,600	122,600
Valuation allowance	—	(100,000)

Total Deferred Tax Asset	5,562,200	8,163,000

Amortization of intangible assets	(1,276,800)	(862,800)
Depreciation	(172,500)	(118,800)

Total Deferred Tax Liability	(1,449,300)	(981,600)

Net Deferred Tax Asset	$4,112,900	$7,181,400

        The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history and trends, sales backlog and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred asset in 2001 as it had determined that it was more likely than not that no deferred tax assets would be realized. In 2002, the Company determined that it is more likely than not that the majority of its deferred tax assets would be realized and the valuation allowance had been reduced to $400,100. During 2003, the Company further reduced the valuation allowance to $100,000 and in 2004 the valuation allowance was eliminated entirely. The net change in the valuation allowance for deferred tax assets in 2004 and 2003 was a decrease of $100,000, and $300,100, respectively.

        The tax benefits associated with employee exercises of non-qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduces income taxes currently payable. In 2002, the Company determined that it is more likely than not that the amounts would be realized and has recorded a benefit that is charged to additional paid-in-capital in 2004 and 2003 of $54,130, and $18,190 respectively.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        At December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $9,100,000, and $9,400,000, respectively. The carryforwards expire in the year 2020 for federal purposes and 2005 for state purposes.

6.	Preferred Stock

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

7.	Stockholders’ Equity

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

        In April 2004, the Company’s Board of Directors authorized a Common Stock Repurchase Program for up to 1.0 million shares of the Company’s common stock. During 2004, the Company purchased 17,900 shares of common stock at an aggregate cost of $157,081.

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

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

8.	Stock Options and Warrants

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

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        All options granted under the 1995 Plan provide for the payment of the exercise price in cash or, with the prior written consent of the Company, by delivery to the Company of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment.

        The following table contains information on the stock options under the Company’s 1995 Plan for the years ended December 31, 2002, 2003 and 2004. The outstanding options expire July 2006.

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2001	323,000	$11.10
Granted	—	—
Exercised	—	—
Cancelled	(111,000)	12.12

Options outstanding at December 31, 2002	212,000	10.57
Granted	—	—
Exercised	(15,000)	12.25
Cancelled	(44,000)	12.89

Options outstanding at December 31, 2003	153,000	9.73
Granted	—	—
Exercised	(20,000)	8.38
Cancelled	(58,000)	12.67

Options outstanding at December 31, 2004	75,000	7.83

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

        The following table contains information on the stock options under the Company’s 2001 Plan for the years ended December 31, 2002, 2003, and 2004. The outstanding options expire from October 2008 to July 2011.

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2001	12,000	$6.90
Granted	178,800	8.86
Exercised	—	—
Cancelled	—	—

Options outstanding at December 31, 2002	190,800	8.74
Granted	170,000	8.34
Exercised	(5,000)	7.20
Cancelled	(63,000)	9.39

Options outstanding at December 31, 2003	292,800	8.39
Granted	440,000	14.68
Exercised	(12,334)	9.04
Cancelled	(14,066)	12.15

Options outstanding at December 31, 2004	706,400	12.22

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        Other Stock Options

        The Company has granted non-qualified stock options to consultants, directors and other individuals. There were no options outstanding as of December 31, 2004.

        The following table contains information on all of the Company’s non-plan stock options for the years ended December 31, 2002, 2003 and 2004.

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2001	172,500	$10.11
Granted	—	—
Exercised	—	—
Cancelled	(57,500)	9.48

Options outstanding at December 31, 2002	115,000	10.43
Granted	—	—
Exercised	—	—
Cancelled	(95,000)	9.61

Options outstanding at December 31, 2003	20,000	14.31
Granted	—	—
Exercised	—	—
Cancelled	(20,000)	14.31

Options outstanding at December 31, 2004	0	N/A

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        Other Stock Option Information

        The weighted average fair value of options granted was $8.49, $4.59 and $4.14 in 2004, 2003 and 2002, respectively.

        The following table summarizes information about the Company’s two stock-based compensation plans outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted
		Remaining	Average		Weighted
Range of	Number	Contractual	Exercise	Number	Average
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Exercise Price
$6.90-$8.59	436,400	4.79	$8.04	215,027	$7.90
$9.63-$12.30	60,000	3.54	10.08	41,666	10.27
$17.90-$18.02	285,000	6.03	17.92	25,000	18.02

$6.90-$18.02	781,400	5.14	11.80	281,693	9.15

        Compensation Expense

        The valuation of the options and warrants granted to employees is based on the difference between the exercise price and the market value of the stock on the measurement date. The valuation of the options granted to non-employees is estimated using the Black-Schools option pricing model.

        The Company issued 12,850 and 8,500 shares of its restricted common stock to employees in 2003 and 2002, respectively, pursuant to the Company’s restricted stock bonus program. The Company recorded compensation expense of $227,959, and $71,486 in 2003 and 2002, respectively, for the value of the shares issued. The weighted average fair value of the restricted common stock at the date of grant for the shares issued in 2003 was $17.74 per share, and $8.41 per share for shares issued in 2002. During 2004 1,737 shares of the Company’s restricted stock, that had been previously granted, were forfeited and the Company recorded an expense reversal of $23,350. In 2004, the Company recorded $255,853 in compensation expense for shares of restricted stock to be issued to employees in early 2005.

        Financing Warrants

        In connection with the Company’s Securities Purchase Agreement for the sale of senior notes and Series A preferred stock in 1999, the Company issued warrants to the lenders. The Company issued a total of 60,000 common stock purchase warrants as a finder’s fee in connection with the financing. Each warrant is exercisable to purchase one share of the Company’s common stock, 30,000 at $11.70 per share through June 1, 2002 and 30,000 at $15.00 per share through June 1, 2004. During 2004, 15,000 warrants were exercised and 45,000 warrants expired unexercised.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Commitments and Contingencies

     Leases

     The Company leases its office facilities under a long-term leasing arrangement. The following is a schedule of future minimum lease payments at December 31, 2004 under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year, including the office lease agreement signed in January 2004:

Year Ending
December 31,	Leases
2005	$118,587
2006	121,852
2007	125,127
2008	—
2009	—

Total Minimum Lease Payments	$365,566

     Rental expense charged to operations was $154,738, $267,596, and $256,804 for the years ended December 31, 2004, 2003, and 2002, respectively.

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

     Litigation

     The Company is involved in various product liability claims and other legal proceedings that arise from time to time in the ordinary course of business. The Company does not believe any of them will have a material adverse affect on the Company’s financial position but continue to have a significant impact on the results of operations as the Company defends itself against the various claims. Litigation is inherently unpredictable, and excessive verdicts do occur. Although the Company believes it has valid defenses in these matters, the Company could incur, in the future, judgments or enter into settlements of claims that could have a material adverse affect on the Company’s financial position or results of operations in any particular period.

     Among the principal matters pending to which the Company is a party are the following:

     Product Liability Matters

     Litigation relating to Zicam Cold Remedy nasal gel arises from claims that the product causes the permanent loss of taste and smell, or anosmia. The Company feels the studies that have been conducted and reviewed by independent medical experts and other evidence support our contention that these claims are unfounded.

      From late 2003 through February 2004, we have been sued by over 340 individuals in approximately 32 different lawsuits generally alleging that our Zicam Cold Remedy product caused damage to the sense of smell and/or taste. Two of these lawsuits were filed as class action lawsuits covering named and unnamed plaintiffs, although one of the class action lawsuits has been dismissed, as have the claims of several individual plaintiffs.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits. Theses cases are all in the early stages and we expect the first trial to begin towards the end of March, 2005.

     Securities Litigation Matters

     Two class action lawsuits were filed in April and May 2004 against the Company, our President and Chief Executive Officer, Carl J. Johnson, and our Executive Vice President and Chief Financial Officer, William J. Hemelt, alleging violations of federal securities laws. On January 18, 2005 the cases were consolidated and the court appointed James V. Sircusano as lead plaintiff. The amended complaint also includes our Vice President of Research and Development, Timothy L. Clarot as a defendant and was filed March 4, 2005. The consolidated case is Sircusano, et al. vs. Matrixx Initiatives, Inc., et al., in the United States District Court, District of Arizona, Case No. CV04-0886 PHX DKD. Among other things, the lawsuit alleges that between October 2003 and February 2004, we made materially false and misleading statements regarding our Zicam Cold Remedy product, including failing to adequately disclose to the public the details of allegations that our products caused damage to the sense of smell and of certain of the product liability lawsuits described above. We believe the claims made in these lawsuits are without merit. We intend to vigorously defend ourselves in these matters. In accordance with and subject to the provisions of the Company’s Certificate of Incorporation, Messrs. Johnson, Hemelt, and Clarot will be indemnified by the Company for their expenses incurred in defending these lawsuits and for any other losses which they may suffer as a result of these lawsuits. If any liability were to result from these lawsuits, we believe our financial results could be materially impacted.

10. Employee Benefit Plan

     Effective September 1, 1997, the Company adopted a Simple Retirement Account Plan for employees. The Company shall make a matching contribution for each employee in an amount equal to each employees’ Salary Reduction Contributions for the Plan year of up to 3% of the employees’ compensation for the Plan year. The Company made matching contributions of $35,255 and $20,539 for the years ended December 31, 2003 and 2002, respectively. Each employee shall be fully vested at all times in their contribution and the Company’s matching contributions.

     Effective January 1, 2004, the Company adopted a Qualified 401K Retirement Account Plan, meeting the Safe Harbor Provisions of the IRS, for employees. The Company shall make a matching contribution for each employee in an amount relative to each employee’s Salary Reduction Contributions for the year of up to 4% of the employee’s compensation for the Plan year. The Company made matching contributions of $53,133 for the year ended December 31, 2004. Each employee shall be fully vested at all times in their contribution and the Company’s matching contributions.

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

     The Company’s sales are from 16 products marketed under the Zicam brand name, with a majority of its sales attributable to its Cold Remedy products, which subjects the Company to significant financial exposure. If future sales of these products decrease, and in particular sales of its Cold Remedy formula, the Company’s operations could be materially adversely affected.

     The Company currently relies on six different manufacturers to produce its 16 products, but has identified alternative suppliers for each of the products. However, the Company has not made any purchases from these alternative suppliers.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Sales to major customers, which comprised 10% or more of net sales, for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Customer A	20.3%	16.9%	18.2%
Customer B	12.9%	14.4%	*
Customer C	11.7%	*	11.0%

*	Less than 10%

12. Fair Value of Financial Instruments

     Disclosures about Fair Value of Financial Instruments for the Company’s financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company’s financial instruments as of December 31, 2004 and 2003:

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fiancial Assets
Cash and cash equivalents	$12,694,486	$12,694,486	$10,682,614	$10,682,614
Restricted cash	$5,000,000	$5,000,000	$—	$—
Financial Liabilities
Long-term debt	—	—	—	—

     The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years 2004 and 2003 are summarized below:

	Fiscal Year 2004 Quarters
	1st	2nd	3rd	4th
Net sales	$12,932,566	$3,391,721	$16,904,856	$27,001,792
Gross profit	8,833,341	2,320,176	11,670,250	19,002,346
Net income (loss) from operations	596,638	(989,396)	3,676,984	1,673,245
Net income (loss) per basic share from operations	0.06	(0.10)	0.39	0.18
Net income (loss) per diluted share from operations	0.06	(0.10)	0.39	0.17
Net income (loss)	596,638	(989,396)	3,676,984	1,673,245

(1)	Net income (loss) per common share is computed individually for each of the quarters presented, therefore, the sum of the quarterly net income (loss) per share may not necessarily equal the total for the year.

	Fiscal Year 2003 Quarters
	1st	2nd	3rd	4th
Net sales	$8,901,675	$2,994,419	$13,374,004	$18,225,665
Gross profit	6,252,630	1,848,835	9,158,970	12,780,997
Net income (loss) from operations	117,354	(566,999)	2,762,998	1,030,965
Net income (loss) per basic share from operations	0.01	(0.06)	0.29	0.11
Net income (loss) per diluted share from operations	0.01	(0.06)	0.29	0.11
Net income (loss)	117,354	(566,999)	2,762,998	1,030,965

(1)      Net income (loss) per common share is computed individually for each of the quarters presented, therefore, the sum of the quarterly net income (loss) per share may not necessarily equal the total for the year.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (cont.)

(a)2. Financial Statement Schedules

     Financial statement schedules have been omitted because either they are not required or are not applicable, or because the information has been included in the consolidated financial statements or notes thereto contained in this Annual Report on Form 10-K.

(a)3. Exhibits

Exhibit No.	Title
3.01	Certificate of Incorporation and Amendments thereto of the Registrant (1)

3.02	Bylaws of the Registrant (1)

4.01	Rights Agreement dated as of July 22, 2002 by and between the Registrant and Corporate Stock Transfer, Inc. (3)

10.01	*1995 Stock Option Plan (5)

10.02	*Amendment to 1995 Stock Option Plan (5)

10.03	Credit Agreement among the Registrant, Gel Tech, L.L.C. (now Zicam, LLC) and Comerica Bank (6)

10.04	Second Modification Agreement dated May 15, 2003 among the Registrant, Zicam, LLC and Comerica Bank (4)

10.05	Confidentiality and Non-Competition Agreement among the Registrant, Gel Tech, L.L.C. (now Zicam, LLC), Zensano, Inc., Zengen, Inc. and certain other individuals (7)

10.06	*Employment Agreement between the Registrant and Carl J. Johnson (8)

10.07	*First Amendment to Employment Agreement between the Registrant and Carl J. Johnson (2)

10.08	*2001 Stock Incentive Plan (9)

10.09	*Summary of Matrixx Initiatives, Inc. Director Restricted Stock Purchase Program (6)

10.10	Manufacturing Agreement with BioZone Laboratories (11)

10.11	** *Summary of Revised Director Compensation Structure for Non-Employee Directors

10.12	*Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Grant of Incentive Stock Option (12)

Exhibit No.	Title
10.13	*Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Restricted Stock Program Agreement (12)

10.14	Code of Ethics (10).

10.15	Manufacturing Agreement with Applied Laboratories, Inc. (13)

10.16	** Third Modification Agreement dated August 4, 2004 among the Registrant, Zicam, LLC and Comerica Bank

21	Subsidiaries of the Registrant (10)

23.1	**Consent of Mayer Hoffman McCann P.C., independent auditor of the Company

31.1	**Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	**Certification of CFO pursuant to 18 U.S.C. Section 1350.

*	Indicates management compensatory contract, plan or arrangement.

**	Filed with this Form 10-K.

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 8-A, file No. 000-27646, as filed on June 18, 2002.

(2)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001, file number 000-27646.

(3)	Incorporated by reference to the Registrant’s registration statement on Form 8-A, filed July 23, 2002, file number 000-27646.

(4)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003, file number 000-27646.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 declared effective by the Commission on April 24, 1996, file number 333-870.

(6)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2002, file number 000-27646.

(7)	Incorporated by reference to the Registrant’s Report on Form 8-K filed December 14, 2001, file number 000-27646.

(8)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001, file number 000-27646.

(9)	Incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, filed October 17, 2001, file number 000-27646.

(10)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003, file number 001-31404.

(11)	Incorporated by reference to the Registrant’s Report on Form 8-K filed October 28, 2004, file number 001-31404.

(12)	Incorporated by reference to the Registrant’s Report on Form 8-K filed February 11, 2005 file number 001-31404.

(13)	Incorporated by reference to the Registrant’s Report on Form 10-Q filed November 10, 2004 file number 001-31404.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on March 14, 2005.

MATRIXX INITIATIVES, INC.

By:	/s/ Carl J. Johnson

Carl J. Johnson
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated:

Signature	Title	Date
/s/ Edward E. Faber	Chairman of the Board of Directors	March 14, 2005

Edward E. Faber

/s/ Carl J. Johnson	President, Chief Executive Officer and Director	March 14, 2005

Carl J. Johnson

/s/ William C. Egan	Director	March 14, 2005

William C. Egan

/s/ Edward J. Walsh	Director	March 14, 2005

Edward J. Walsh

/s/ L. White Matthews, III	Director	March 14, 2005

L. White Matthews, III

/s/ Michael A. Zeher	Director	March 14, 2005

Michael A. Zeher

/s/ Lori Bush	Director	March 14, 2005

Lori Bush

/s/ William J. Hemelt	Executive Vice President,	March 14, 2005
Chief Financial Officer
William J. Hemelt	(Principal Financial
Officer & Principal
Accounting Officer), and
Treasurer

Exhibit Index

Exhibit No.	Title
3.01	Certificate of Incorporation and Amendments thereto of the Registrant (1)

3.02	Bylaws of the Registrant (1)

4.01	Rights Agreement dated as of July 22, 2002 by and between the Registrant and Corporate Stock Transfer, Inc. (3)

10.01	*1995 Stock Option Plan (5)

10.02	*Amendment to 1995 Stock Option Plan (5)

10.03	Credit Agreement among the Registrant, Gel Tech, L.L.C. (now Zicam, LLC) and Comerica Bank (6)

10.04	Second Modification Agreement dated May 15, 2003 among the Registrant, Zicam, LLC and Comerica Bank (4)

10.05	Confidentiality and Non-Competition Agreement among the Registrant, Gel Tech, L.L.C. (now Zicam, LLC), Zensano, Inc., Zengen, Inc. and certain other individuals (7)

10.06	*Employment Agreement between the Registrant and Carl J. Johnson (8)

10.07	*First Amendment to Employment Agreement between the Registrant and Carl J. Johnson (2)

10.08	*2001 Stock Incentive Plan (9)

10.09	*Summary of Matrixx Initiatives, Inc. Director Restricted Stock Purchase Program (6)

10.10	Manufacturing Agreement with BioZone Laboratories (11)

10.11	** *Summary of Revised Director Compensation Structure for Non-Employee Directors

10.12	*Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Grant of Incentive Stock Option (12)

Exhibit No.	Title
10.13	*Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Restricted Stock Program Agreement (12)

10.14	Code of Ethics (10).

10.15	Manufacturing Agreement with Applied Laboratories, Inc. (13)

10.16	** Third Modification Agreement dated August 4, 2004 among the Registrant, Zicam, LLC and Comerica Bank

21	Subsidiaries of the Registrant (10)

23.1	**Consent of Mayer Hoffman McCann P.C., independent auditor of the Company

31.1	**Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	**Certification of CFO pursuant to 18 U.S.C. Section 1350.

*	Indicates management compensatory contract, plan or arrangement.

**	Filed with this Form 10-K.

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 8-A, file No. 000-27646, as filed on June 18, 2002.

(2)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001, file number 000-27646.

(3)	Incorporated by reference to the Registrant’s registration statement on Form 8-A, filed July 23, 2002, file number 000-27646.

(4)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003, file number 000-27646.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 declared effective by the Commission on April 24, 1996, file number 333-870.

(6)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2002, file number 000-27646.

(7)	Incorporated by reference to the Registrant’s Report on Form 8-K filed December 14, 2001, file number 000-27646.

(8)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001, file number 000-27646.

(9)	Incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, filed October 17, 2001, file number 000-27646.

(10)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003, file number 001-31404.

(11)	Incorporated by reference to the Registrant’s Report on Form 8-K filed October 28, 2004, file number 001-31404.

(12)	Incorporated by reference to the Registrant’s Report on Form 8-K filed February 11, 2005 file number 001-31404.
(13)	Incorporated by reference to the Registrant’s Report on Form 10-Q filed November 10, 2004 file number 001-31404.