Form 10-Q
period 2005-03-31
MATRIXX INITIATIVES INC
filed 2005-05-10
CIK 1006195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2005

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

There were 9,511,595 shares of the registrant’s common stock, $.001 par value, outstanding as of May 1, 2005.

MATRIXX INITIATIVES, INC.
FORM 10-Q
INDEX

			Page
PART I	FINANCIAL INFORMATION

	Item 1.	Condensed Consolidated Balance Sheet as of March 31, 2005 and December 31, 2004	1

		Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004	3

		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004	4

		Notes to Condensed Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

	Item 4.	Controls and Procedures	23

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	23

	Item 6.	Exhibits	23

SIGNATURES			25
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Unless otherwise indicated in this quarterly report, “Matrixx,” “us,” “we,” “our”, “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2005	December 31, 2004

Current Assets:
Cash and cash equivalents	$15,095,716	$12,694,486
Accounts receivable:
Trade, net allowance for doubtful accounts of $569,792 and $555,240	8,219,822	12,386,026
Inventories	5,681,042	7,241,434
Prepaid expenses and other	1,302,033	887,586
Interest receivable	106,053	57,658
Deferred tax asset	4,532,456	5,029,600

Total Current Assets	34,937,122	38,296,790

Property and Equipment, at cost:
Office furniture and equipment	796,447	780,961
Machine tooling	150,000	150,000
Leasehold improvements	179,644	179,644

	1,126,091	1,110,605
Less accumulated depreciation	(521,914)	(457,718)

Net Property and Equipment	604,177	652,887

Other Assets:
Deposits	313,309	220,190
Restricted cash	5,000,000	5,000,000
Debt issuance costs, net of accumulated amortization of $25,000 and $18,750	—	6,250
Patents, net of accumulated amortization of $222,631 and $205,861	900,969	917,739
Goodwill	15,039,836	15,039,836

Total Other Assets	21,254,114	21,184,015

Total Assets	$56,795,413	$60,133,692

     The accompanying notes are an integral part of these condensed consolidated financial statements.

1

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2005	December 31, 2004

Current Liabilities:
Accounts payable	$2,284,660	$4,699,316
Accrued expenses	4,885,433	6,314,971
Sales commissions	642,040	1,261,899
Sales returns and allowances	2,688,735	2,605,260
Accrued taxes	36,678	209,946

Total Current Liabilities	10,537,546	15,091,392

Deferred tax liability	916,738	916,738

Total Liabilities	11,454,284	16,008,130
Commitments and contingencies
Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,565,395 and 9,520,198 shares issued and outstanding	9,565	9,520
Additional paid in capital	43,028,951	42,527,862
Unearned compensation	(181,125)	—
Accumulated earnings	2,880,042	1,984,484

	45,737,433	44,521,866
Less common stock held in treasury, at cost (53,800 and 53,800 shares)	(396,304)	(396,304)

Total Stockholders’ Equity	45,341,129	44,125,562

Total Liabilities and Stockholders’ Equity	$56,795,413	$60,133,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

2

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2005	2004

Net sales	$14,981,590	$12,932,566
Cost of sales	4,237,434	4,099,225

Gross Profit	10,744,156	8,833,341
Operating expenses	8,823,514	7,416,576
Research and development	499,561	470,469

Income From Operations	1,421,081	946,296

Other Income (Expense):
Interest and other income	61,155	45,832
Interest and other expense	—	—

Total Other Income (Expense)	61,155	45,832

Income Before Provision For Income Taxes	1,482,236	992,128
Provision for income taxes	586,678	395,490

Net Income	$895,558	$596,638

Net Income Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,481,914	9,489,216
Net Income Per Share of Common Stock	$0.09	$0.06
Diluted:
Weighted Average Number of Common Shares Outstanding	9,661,113	9,527,974
Net Income Per Share of Common Stock	$0.09	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2005	2004

Cash Flows From Operating Activities:
Net income	$895,558	$596,638
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	64,196	14,787
Amortization	16,770	16,770
Amortization of debt issuance costs	6,250	—
Deferred income taxes	497,144	379,378
Common stock issued for compensation	320,009	—
Changes in assets and liabilities:
Accounts receivable	4,166,204	7,217,578
Inventories	1,560,392	(1,447,958)
Prepaid expenses and other	(414,447)	236,554
Interest receivable	(48,395)	—
Accounts payable	(2,414,656)	(3,532,375)
Accrued expenses	(2,222,665)	(1,337,960)
Sales returns and allowances	83,475	193,737

Net Cash Provided By Operating Activities	2,509,835	2,337,149

Cash Flows From Investing Activities:
Capital expenditures	(15,486)	(148,324)
Deposits and other	(93,119)	(135,819)
Restricted cash	—	—

Net Cash (Used) By Investing Activities	(108,605)	(284,143)

Cash Flows From Financing Activities:
Issuance of common stock	—	302,500

Net Cash Provided By Financing Activities	—	302,500

Net Increase in Cash and Cash Equivalents	2,401,230	2,355,506
Cash and Cash Equivalents at Beginning of Period	12,694,486	10,682,614

Cash and Cash Equivalents at End of Period	$15,095,716	$13,038,120

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	262,801	222,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

MATRIXX INITIATIVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Financial Statements

     The accompanying financial information of Matrixx Initiatives, Inc. is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2005. The products we market are seasonal in nature, and sales at retail generally increase as the level of population suffering from colds rises. The Company records sales when we ship products from our warehouse facilities. During the third quarter the Company usually realizes increased sales volume as retailers stock our products and order displays to prepare for the upcoming cough and cold season. Retail consumption of our products is highest during the cough and cold season, which usually runs from September through April. The second quarter of each year generally accounts for less than 10% of annual sales. It is recommended that this financial information be read with the complete financial statements included in Matrixx’s Annual Report on Form 10-K for the year ended December 31, 2004 previously filed with the Securities and Exchange Commission (“SEC”).

2. Stock-Based Compensation

     The Company adopted the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to SFAS No. 123", which prefers that companies apply a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permits entities the option of continuing to apply the guidance of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, as long as the footnotes to the financial statements disclose what net income would have been had the preferable fair-value-based method been used. The Company currently measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25 and related interpretations in accounting for its stock based compensation plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. The Company’s ability to utilize the alternative guidance of APB Opinion 25, however, will cease as of January 2006. Beginning in January 2006, the Company will be required to measure the cost of services received in exchange for equity instruments based on the grant-date fair value of the award and that cost will be recognized to expense over the requisite service, or vesting period. On February 7, 2005, the Company’s Compensation Committee approved the immediate vesting of all outstanding stock options previously granted under the Company’s option plans, including those granted to executive officers and directors, for which the option exercise price was above the closing price on February 7, 2005 (refer to the Company’s Form 8-K filed with the SEC on February 11, 2005). The immediate vesting of these options will avoid the compensation expense in future periods for these options, which were granted prior to the implementation of SFAS No. 123R (see Note 5), and reflects the expectation of fewer option grants in future periods. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and net income per share would be reduced to the following pro forma amounts:

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net income applicable to common shareholders, as reported	$895,558	$596,638
Less stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	1,379,438	361,379

Proforma Net Income (Loss)	$(483,880)	$235,259

Net income (loss) per share of common stock:
Basic:
As reported	$0.09	$0.06
Pro forma	$(0.05)	$0.02
Diluted
As reported	$0.09	$0.06
Pro forma	$(0.05)	$0.02

     During the quarter ended March 31, 2005, 60,000 options to purchase shares of common stock of the Company were granted to board members at an exercise price of $11.50 per share and were immediately vested. Also during the quarter ended March 31, 2005, 128,000 options to purchase shares of common stock of the Company were granted to employees at an exercise price of $10.73 per share. The options granted to employees vested immediately. During the quarter ended March 31, 2005, no options were exercised.

3. Basic and Diluted Earnings Per Share

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

     The table below summarizes the elements included in the calculation of basic and diluted net income per common share for the three months ended March 31, 2005 and 2004. Options, warrants and other incremental shares to purchase 334,343 and 626,800 shares of common stock at March 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net income applicable to common shareholders	$895,558	$596,638

Weighted average common shares outstanding - Basic	9,481,914	9,489,216
Dilutive Securities	179,199	38,758

Weighted average common shares outstanding - Diluted	9,661,113	9,527,974

Net Income per common share:
Basic	$0.09	$0.06
Diluted	$0.09	$0.06

4. Inventory

     Inventories are stated at the lower of cost or market. The Company uses first-in, first-out (FIFO) to value inventory. Inventories consisted of the following at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
Raw materials and packaging	$1,879,551	$2,140,915
Finished goods	4,109,896	5,580,974
Less reserve for obsolescence	(308,405)	(480,455)

Total	$5,681,042	$7,241,434

5. Recently Issued Accounting Standards

     The Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment, which was originally scheduled to take effect for reporting periods beginning after June 15, 2005 (third quarter adoption for the Company). SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (ABP) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, the statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Currently, in accordance with APB Opinion No. 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, effective January 1, 2006, the Company will be required to measure the cost of services received in exchange for equity instruments based on the grant-date fair value of the award and that cost will be recognized to expense over the requisite service, or vesting period. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such equity instruments. The Company has not determined which option-pricing model will be used in valuing such equity instruments. Upon adoption of SFAS No. 123R, the Company can elect either Modified Prospective Application (MPA) or the Modified Retrospective Application (MRA). The MPA applies SFAS No. 123R to new awards and awards modified after the effective date, and to that portion of outstanding awards for which the requisite service will be rendered on or after the effective date. The MRA applies SFAS No. 123R to either all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. The Company has chosen to apply the MPA method. Note 2 of the Condensed Consolidated Financial Statements illustrates the effects on net income and earnings per share if the Company had adopted SFAS No. 123R using the Black-Scholes option-pricing model.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     On February 7, 2005, the Company’s Compensation Committee approved the immediate vesting of all outstanding stock options previously granted under the Company’s option plans, including those granted to executive officers and directors, for which the option exercise price was above the closing price on February 7, 2005 (refer to the Company's Form 8-K filed with the SEC on February 11, 2005). The immediate vesting of these options will avoid the compensation expense in future periods for these options, which were granted prior to the implementation of SFAS No. 123R, and reflects the expectation of fewer option grants in future periods.

     On April 15, 2005 the Securities and Exchange Commission issued Release No. 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment. The amended Rule permits calendar year registrants subject to oversight by the SEC to implement SFAS No. 123R by the beginning of their next fiscal year. The Company will implement SFAS No. 123R at the beginning of its next fiscal year (January 1, 2006).

     We are evaluating the requirements under SFAS No. 123R and expect the adoption will result in additional compensation expense in our consolidated statements of income. The pro forma impact of recognizing compensation expense for options previously issued is included in Note 2 of the Condensed Consolidated Financial Statements.

     In December 2004, the FASB issued FASB Staff Position FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (AJCA). The AJCA was signed into law in October 2004 and includes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of a) “qualified production activities income” as defined in the Act, or b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). The FASB concluded that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction. The Company will be able to start claiming this tax benefit in 2005. The Company expects the adoption of FAS 109-1 will not have a material impact on the Company’s financial position or results of operations.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and companies must apply the standard prospectively. The Company expects the adoption of SFAS No. 151 will not have a material impact on the Company’s financial position or results of operations.

6. Insurance Program

     In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. Under the program, we have agreed to reimburse our insurer for its claims administration expenses and for amounts paid out by it in settlement of product liability claims filed after the initial date of the program and which are not covered by insurance programs from prior years. The terms of the program require us to maintain an irrevocable, evergreen letter of credit issued by a bank or other financial institution to secure our reimbursement obligations to our insurer. We have a $5.0 million letter of credit with Comerica Bank and have reserved an equal amount of cash to secure repayments of amounts that become due under the letter of credit. The $5.0 million reserve is classified as Restricted Cash on the consolidated balance sheet and has been placed in an interest-bearing certificate of deposit. The Company may need to commit an additional $5 million to the fully-funded insurance program during the year.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Legal Proceedings

     Litigation

     The Company is involved in various product liability claims and other legal proceedings. The Company’s legal expense continues to have a significant impact on the results of operations as the Company defends itself against the various claims. Net income and earnings per share for the first quarter of 2005 reflect the effect of a pretax reimbursement of $800,000 from our principal insurance carrier for legal expenses previously incurred by the Company in defense of the product liability lawsuits. First quarter 2005 legal expense was approximately $2.1 million, reduced by the $800,000 reimbursement from our principal insurance carrier for legal expense previously incurred, resulting in net legal expense of approximately $1.3 million compared to $434,000 in the first quarter of 2004.The Company will continue to seek reimbursement from its insurance carriers but cannot predict the level and timing of any future reimbursements if any.

     Litigation is inherently unpredictable, and excessive verdicts do occur. Although the Company believes it has valid defenses in these matters, the Company could incur, in the future, judgments or enter into settlements of claims that could have a material adverse affect on the Company’s financial position or results of operations in any particular period. While we intend to defend ourselves vigorously in each of these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. Therefore, loss provisions arising from such matters will be recorded when a loss outcome is probable and can be reasonably estimated, to the extent not provided for through insurance. At present, we have not been able to determine the probability of a loss outcome in any of the litigation to which we are currently subject. Accordingly, we have not recorded any loss provisions related to such litigation.

     Among the principal matters pending to which the Company is a party are the following:

     Product Liability Matters

     Litigation relating to Zicam Cold Remedy nasal gel arises from claims that the product causes the permanent loss of taste and smell, or anosmia. The Company believes the studies that have been conducted and reviewed by independent medical experts and other evidence support our contention that these claims are unfounded.

     From late 2003 through April 2005, we have been sued by approximately 350 individuals in 36 different lawsuits generally alleging that our Zicam Cold Remedy product caused damage to the sense of smell and/or taste. Two of these lawsuits were filed as class action lawsuits covering named and unnamed plaintiffs, but one of the class action lawsuits has been dismissed, as have the claims of several individual plaintiffs.

     The current cases that have been filed against the Company are: Abramsen et al. vs. Matrixx Initiatives, Inc., et al., filed March 8, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-04415; Adams, et al., vs. Matrixx Initiatives, Inc., et al., filed May 6, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-008929; Adamson, et al. vs. Matrixx Initiatives, Inc., et al., filed February 1, 2005, in the Superior Court of Arizona (Maricopa County), Case No. CV2005-001880; Akers, et al. vs. Matrixx Initiatives, Inc., et al., filed August 20, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-016010; Benkwith, et al. vs. Matrixx Initiatives, Inc., et al., filed May 3, 2004, in the Circuit Court for Montgomery County, Alabama, Case No. CV04-1180 CNP; removed to United States District Court for the Middle District of Alabama, Case No. 2:04 CV-00623-F; Bentley et al. vs. Matrixx Initiatives, Inc., et al., filed January 23, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-001338; Bryant vs. Matrixx Initiatives, Inc., et al., filed June 9, 2004, in the District Court, Boulder County, Colorado, Case No. 04-MK-2317 (BNB); Cappy, et al. vs. Matrixx Initiatives, Inc., et al., filed November 17, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-021668; Cash, Katie and David vs. Matrixx Initiatives, Inc., et al., filed January 13, 2005, in the Superior Court of California (Fresno County, Central Division), Case No. 05 CE CG 00124; Cheney, Sharon vs. Matrixx Initiatives, Inc., et al., filed April 20, 2005, in Maricopa County Superior Court, Case No. CV2005-050458; Connolly, Gay vs. Matrixx Initiatives, Inc., et al., filed October 22, 2004, in the State Court of Georgia (Cobb County), Case No. 2004A 9564-5; Douillard, John R. vs. Matrixx Initiatives, Inc., et al., filed May 6, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-008950; Flores vs. Matrixx Initiatives, Inc., et al., filed on December 30, 2004, in Santa Clara County, Case No. 1:04-CV033194; removed to United States District Court Northern District of California (San Jose Division), Case No. C05 01090 PVT; Gillespie, Julie vs. Matrixx

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Initiatives, Inc., et al., filed December 8, 2004, in the Superior Court of California (Orange County), Case No. 04CC11976; removed to United States District Court Central District of California (Southern Division), Case No. SACV 05-0047-DOC(ANx); Hans, et al. vs. Matrixx Initiatives, Inc., et al., filed September 13, 2004, in the United States District Court, Western District of Kentucky, Case No. 3:04CV540-R; Hilton, Heather vs. Matrixx Initiatives, Inc., et al., filed June 17, 2004, in the State of Texas District Court, Tarrant County, Case No. 048-206162-04; removed to the United States District Court for the Northern District of Texas Fort Worth Division, Case No. 04CV-519-Y; Hood, Michael and Terri vs. Matrixx Initiatives, Inc., et al., filed April 14, 2004, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, General Jurisdiction Division, Case No. 04006193; Horvat, Diane vs. Matrixx Initiatives, Inc., et al., filed February 28, 2005, in Circuit Court of Cook County, Illinois County Department, Law Division, Case No. 2005L02324; Hudson, et al. vs. Matrixx Initiatives, Inc., et al., filed February 11, 2005, in the Superior Court of Arizona (Maricopa County), Case No. CV2005-002569; Hunter, et al. vs. Matrixx Initiatives, Inc., et al., filed June 4, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-010830; Kalfian, Carol A. vs. Matrixx Initiatives, Inc., et al., filed April 20, 2004, in the United States District Court for the District of Rhode Island, Case No. 04-119-ML; Lusch, Barbara A. vs. Matrixx Initiatives, Inc., et al., filed January 14, 2005, in the Circuit Court of the State of Oregon, Case No. 0501-00588; removed to the United States District Court for the District of Oregon, Case No. 3:05-CV-292-HA; Lutche, Lucy B. vs. vs. Matrixx Initiatives, Inc., et al., filed May 7, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-008704; Mayo, Derek vs. Matrixx Initiatives, Inc., et al., filed May 26, 2004, in the Superior Court of New Jersey, Law Division: Essex County, Docket No. ESX-L-3551-04; removed to the United States District Court for the District of New Jersey, Case No. 2:04-cv-3197; Nelson vs. Matrixx Initiatives, Inc., et al., filed December 8, 2003, in the Superior Court of the Sate of California for the County of Los Angeles, Case No. YC048136; Nelson, Tommy Ray and Sherry vs. Matrixx Initiatives, Inc., et al., filed February 28, 2005, in the Circuit Court for Roane County, Tennessee, Case No. 13328; removed to the United States District Court for the Eastern District of Tennessee Northern Division, Case No. 3:05-CV-193; O’Hanlon, Dennis and Bonnie vs. Matrixx Initiatives, Inc., et al., filed October 29, 2004, in the Superior Court of California (Los Angeles County), Case No. BC322039; removed to United States District Court Central District of California (Los Angeles), Case No. CV04-10391 AHM(JTLx); Ringbauer et al. vs. Matrixx Initiatives, Inc., et al., filed February 11, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-002822; removed to the United States District Court for the District of Arizona, Case No. 04-CV-513; remanded to the Superior Court of Arizona (Maricopa County); Rostron, et al. vs. Matrixx Initiatives, Inc., et al., filed November 4, 2004, in the United States District Court for the Northern District of Alabama, Middle Division, Case No. CV-04-AR-3136-M, originally involving plaintiffs Rostron and McCune, was severed; Rostron was transferred to the United States District Court for the District of New Jersey by Order filed on March 15, 2005, and McCune continues in the United States District Court for the Northern District of Alabama, Middle Division, under Case No. CV-04-AR-3136-M; Sutherland, Janie vs. Matrixx Initiati ves, Inc., et al., filed December 18, 2003, in the Circuit Court of Etowah, Alabama, Case No. CV-2003-1635-WHR; removed to United States District Court for the Northern District of Alabama, Middle Division, Case No. CV-04-AR-0129-M; Swanbeck, Steven vs. Matrixx Initiatives, Inc., et al., filed November 18, 2004, in the Superior Court of New Jersey Law Division: Morris County, Dock No. L-3096-04; Wagner, Nicole vs. Matrixx Initiatives, Inc., et al., filed February 24, 2005, in Superior Court of California, County of San Diego, Case No. GIC 843335; Williams, Rose Mary et al. vs. Matrixx Initiatives, Inc., et al., filed December 29, 2004, in the United States District Court for the Northern District of Alabama, Middle Division, Case No. 4:04cv-3548-UWC; Wyatt, Susan vs. Matrixx Initiatives, Inc., et al., filed June 15, 2004, in the United States District Court for the Northern District of Alabama, Southern Division, Case No. CV-04-AR-1230-S; Bourgeois, Deborah vs. Matrixx Initiatives, Inc., et al., filed February 22, 2005, in the United States District Court for the Northern District of Alabama, Middle Division, Case No. CV-05-PT-0393-M; and Orlansky, Robin vs. Matrixx Initiatives, Inc., et al., filed February 9, 2005, in the Superior Court of California (San Diego County), Case No. GIC 842519. Generally, the cases filed in the Superior Court of Arizona have been or we expect will be consolidated under In Re Consolidated Zicam Product Liability Cases, Case No. CV 2004-001338. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits. These cases are all in the early stages and we expect the first trial to begin in the second half of 2005. Also, plaintiffs’ law firms continue to solicit potential claimants through the Internet and other media. As a result, we expect additional lawsuits to be filed against us.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     We have submitted all of the existing lawsuits to our insurance carriers. In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. If the fully-funded program were to incur any liability, the Company’s financial results could be materially impacted. We cannot predict the outcome of the litigation, but we will defend ourselves vigorously. If any liability were to result from one or more of these or future lawsuits, we believe our financial results could be materially impacted. Our financial results could also be materially impacted by the adverse publicity that may result from the lawsuits.

     Securities Litigation Matters

     Two class action lawsuits were filed in April and May 2004 against the Company, our President and Chief Executive Officer, Carl J. Johnson, and our Executive Vice President and Chief Financial Officer, William J. Hemelt, alleging violations of federal securities laws. On January 18, 2005, the cases were consolidated and the court appointed James V. Sircusano as lead plaintiff. The amended complaint also includes our Vice President of Research and Development, Timothy L. Clarot as a defendant and was filed March 4, 2005. The consolidated case is Sircusano, et al. vs. Matrixx Initiatives, Inc., et al., in the United States District Court, District of Arizona, Case No. CV04-0886 PHX DKD. Among other things, the lawsuit alleges that between October 2003 and February 2004, we made materially false and misleading statements regarding our Zicam Cold Remedy product, including failing to adequately disclose to the public the details of allegations that our products caused damage to the sense of smell and of certain of the product liability lawsuits described above. We believe the claims made in this matter are without merit. We intend to vigorously defend ourselves in these matters. In accordance with and subject to the provisions of the Company’s Certificate of Incorporation, Messrs. Johnson, Hemelt, and Clarot will be indemnified by the Company for their expenses incurred in defending these lawsuits and for any other losses which they may suffer as a result of these lawsuits. The Company has submitted this matter to its insurance carriers, and may incur charges up to the deductible amount of $1 million. If any liability were to result from these lawsuits, not covered by insurance, we believe our financial results could be materially impacted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Through our 100%-owned subsidiary, Zicam LLC, we are engaged in the development, production and sale of over-the-counter pharmaceutical products. In 2002, we introduced five new Zicam nasal gel products, improved package graphics for our entire Zicam product line and engaged a new sales team to represent our products to retailers. In 2003, we began shipping three new Zicam Cold Remedy products (Oral Mist, Chewables and RapidMelts). In the third quarter of fiscal 2004, we began shipping our six new Zicam Cough Mist products (Cough Mist Adult Cherry, Cough Mist Adult Honey Lemon, Cough Mist Adult Plus Decongestant, Cough Mist Adult Night Time, Cough Mist Kids Cherry, and Cough Mist Kids Plus Decongestant).

     The Company currently markets 16 products within the $3.5 billion overall cough and cold category at retail. The products we market are seasonal in nature, and sales at retail generally increase as the level of population suffering from colds rises. The Company records sales when we ship products from our warehouse facilities. During the third quarter, the Company usually realizes increased sales volume as retailers stock our products and order displays to prepare for the upcoming cough and cold season. Additional sales (re-orders) to retailers are highly dependent upon the incidence of illness within the population. Retail sales of our products is highest during the cough and cold season, which usually runs from September through April. The Company begins extensive advertising campaigns to coincide with the cough and cold season and generally realizes higher advertising expense in the fourth and first quarters of each year. The second quarter of each year generally accounts for less than 10% of annual sales. Our products are currently available at all of the major food, drug, and mass merchant retailers.

     Net sales for the first quarter of fiscal 2005 increased 16% to approximately $15.0 million compared to approximately $12.9 million for the first quarter of 2004. The increased sales in the first quarter of 2005 were primarily due to sales of the new Zicam Cough Mist products, which were introduced in the second half of 2004, along with increased sales of the Zicam Cold Remedy oral products. Net income for the first quarter of 2005 increased 50% to approximately $896,000 compared to $597,000 in the first quarter of 2004. The increase in net income is primarily related to the increased sales for the quarter as well as a pretax reimbursement of $800,000 from our principal insurance carrier for legal expenses previously incurred by the Company in defending the product liability lawsuits.

     We expect net income in future periods will be significantly affected by the level of sales, the timing and amount of our advertising and research and development expenses, and the timing and amount of expenses incurred in the defense of product liability and securities litigation matters. Expenditures for advertising and research and development will vary by quarter throughout the year and could be significantly different in 2005 than the amounts incurred in the same periods in earlier years. We expect that advertising expenses will be highest in the fourth and first quarters in conjunction with the cough and cold season. We anticipate quarterly earnings will continue to vary along with the seasonality of sales. As in prior years, we believe the second quarter of 2005 will result in a loss and expect this loss will be greater than our loss in the second quarter of 2004 due to increased research and development expense and continued high levels of legal expense.

     Since the introduction of our new Zicam Cough Mist products, we now market Zicam products in the cold (3 nasal delivery products and 3 oral delivery products), allergy/sinus (4 nasal delivery products), and cough (6 oral delivery products) market groups of the overall cough and cold category. We expect that our mix of products sold will change due to seasonality and varying growth rates within the market groups. For the quarter ended March 31, 2005, our mix of products sold (units) was cold (nasal and oral) - 61%, allergy/sinus - 25%, and cough - 14%, compared to cold - 70% and allergy/sinus - 30% for the quarter ending March 31, 2004.

     In February 2005, the Company announced Nasal Comfort, a new brand and product for nasal health. The initial offering under the new brand is a unique product designed to help maintain the critical functions of the nasal cavity and its role in the respiratory process. Nasal Comfort is a preservative free, sterile, hyper-tonic aqueous solution with essential salts and oils that cleanses and moisturizes the nose. The new product will be packaged in a pharmaceutical grade dispenser, employing a patented one-way, micro-filtration pump. The Company previously anticipated shipments of this product to commence in the second quarter of 2005; however, due to refinements in the manufacturing process, we now expect shipments to begin in the third quarter of 2005. We do not expect the change of initial sales to the third quarter will have a material affect on our previously announced sales and earnings guidance for 2005. The Company also expects to introduce additional Zicam product extensions and several improvements to existing products later this year.

     The Company’s management reviews several key performance indicators. First, we compare our year to date sales and net income performance against our stated annual goal for each. For fiscal 2005, our goal is to grow sales 25% - 35% and net income 10% - 20% above the level realized in 2004. For the three months ended March 31, 2005 net sales have increased 16% and net income is up 50% over the same period in 2004. Second, we monitor our share of the cough and cold market. For the 12 weeks ended March 20, 2005, retail sales of our products (as measured by three outlet syndicated scanner data, not including our customer Wal-Mart) increased approximately 50% over the comparable period in the previous year, while the entire cough and cold category increased approximately 26% over the same period. The increased sales of our products achieved a share of approximately 2.6% of the entire cough and cold market compared to a share of 2.2% in the previous year. Third, we measure our ability to maintain strong gross margins on our products. We achieved an average gross margin of 72% for the first quarter of 2005, which is above our goal of 70%, and above the gross margin of 68% achieved in the first quarter of 2004 (gross margins on our current products vary between 65% and 80%). The increased gross margin is primarily due to the lower cost of our redesigned swab product that we introduced in 2004. Fourth, we evaluate our operating performance by reviewing, over time, our ability to decrease administrative and general costs as a percentage of net sales. For the three months ended March 31, 2005, our operating expenses were approximately 59% of our net sales compared to 57% for the first quarter in 2004. Operating expenses for the first quarter have been negatively impacted by an increase in legal expense ($1.3 million in Q1 2005 (after giving effect to the $800,000 insurance reimbursement discussed in Note 7 of the Consolidated Financial Statements) compared to $0.4 million in Q1 2004) primarily related to the product liability lawsuits which have been filed against the Company (see Part II, Item 1- “Legal Proceedings”). Finally, we review the distribution of our products by key national retailers. In the first quarter of 2005, our ten largest retail customers carried, on average, 12 of our 16 Zicam products compared to seven of our ten products in 2004. Those customers accounted for approximately 74% of net sales in the first quarter 2005, and 67% of net sales for the first quarter 2004. We expect to expand the distribution of products among these retailers during the year as we introduce new products.

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

     We believe that our critical accounting policies and estimates include the accounting for intangible assets and goodwill, accounting for income taxes, revenue recognition, accounting for returns associated with our products, accounting for sales discounts and promotional programs, and accounting for legal contingencies.

     Intangible Assets and Goodwill: We recorded approximately $15.0 million in goodwill in connection with the 40% Zicam, LLC interest that we acquired from Zensano, Inc. in December 2001. Under SFAS No. 142, goodwill must be tested when a triggering event occurs or at least annually to identify a potential impairment and the amount of any impairment loss. Factors that could affect this analysis would be significant loss of market share, a general decline in Zicam product sales, higher than expected increases in expenses and various other matters. Any change in key assumptions about the business or prospects of Zicam, LLC, or any change in market conditions or other externalities affecting Zicam, LLC, could result in an impairment charge, and such a charge could have a material adverse effect on our financial condition and results of operations. Our annual evaluation of goodwill was completed in the third quarter of 2004 and no impairment was identified. Management has not identified any triggering events since that evaluation was completed.

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

     In 2004 and the first quarter of 2005, we recorded income tax expense based on our estimated effective income tax rate of 40% for the year and will continue to do so in future periods. In addition, we will continue to evaluate the deferred tax valuation allowance regularly and adjust the amount to reflect our expectation of our ability to realize the tax benefit arising from our tax loss carry-forward and other deferred tax items on a quarterly basis. Should there be a significant change in our expectations of future income or the ability to realize the deferred tax asset, the impact of increasing the deferred tax valuation allowance could be significant, which would negatively impact our earnings.

     Revenue Recognition: The Company recognizes revenue from product sales when earned, that is, when the risks and rewards of ownership have transferred to the customer, which is considered to have occurred upon shipment of the finished project. Sales incentives, promotional allowances, and returns are estimated and recognized at the date of shipment based upon historical activity and current agreements with customers. The Company evaluates these estimates on a monthly basis and revises them as necessary.

     Customer Returns: The estimate for product returns is based on our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects potential product returns. Our sales returns experience has been consistent with our estimate for returns. In July 2004, we reviewed the return provision for the three oral delivery Cold Remedy products that were introduced in the third quarter of 2003. Based on our product return experience we reduced the return provision from 7% to 3% on sales of these three products in mid 2004. Currently, we are recording a returns provision of 3% of gross sales for the ten Zicam products introduced in 2003 or earlier. In establishing the appropriate reserve level for the six new Zicam Cough Mist products, that began shipping in July 2004, we reviewed the similarities and differences of the six products relative to the ten Zicam products for which we have longer product return experience. Based on that review, we believe that our past experience is a good indicator of the estimate of returns to be expected from the new products and are recording a provision of 7% of gross sales for these products. We will review the return provision at least quarterly and adjust these reserve amounts as actual product return experience continues to develop. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected. In addition, we expect that a higher sales returns allowance will be recorded for any other new products that we introduce until such products achieve market acceptance.

     Legal Contingencies: We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. We are being sued by approximately 350 individuals in 36 different lawsuits generally alleging that our Zicam Cold Remedy nasal products caused damage to their sense of smell and/or taste. Two of these lawsuits have been filed as class action lawsuits, although one has been dismissed. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits. In addition, two class action lawsuits (which have been consolidated) have been filed against Matrixx, our President and Chief Executive Officer, Carl J. Johnson, our Executive Vice President and Chief Financial Officer, William J. Hemelt, and our Vice President of Research and Development, Timothy L. Clarot, alleging violation of federal securities laws (see Note 7 of the Condensed Consolidated Financial Statements). While we intend to defend ourselves vigorously in each of these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. Therefore, loss provisions arising from such matters will be recorded when a loss outcome is probable and can be reasonably estimated, to the extent not provided for through insurance or otherwise. At present, we have not been able to determine the probability of a loss outcome in any of the litigation to which we are currently subject. Accordingly, we have not recorded any loss provisions related to such litigation.

Results of Operations for the Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

     Certain information is set forth below for our Zicam operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2005		2004
Net sales	$14,981,590	100%	$12,932,566	100%
Cost of sales	4,237,434	28	4,099,225	32

Gross profit	10,744,156	72	8,833,341	68
Operating expenses	8,823,514	59	7,416,576	57
Research & development	499,561	3	470,469	4

Income from operations	1,421,081	9	946,296	7
Interest and other income	61,155	—	45,832	—
Interest expense	0	—	0	—

Income before income taxes	1,482,236	10	992,128	8
Provision for income taxes	586,678	4	395,490	3

Net income	$895,558	6%	$596,638	5%

Net Sales

     Net sales for the three months ended March 31, 2005 increased to approximately $15.0 million, or 16% above net sales of $12.9 million for the first three months in 2004. Approximately 76% of the increase in net sales was attributable to sales of the six new Zicam Cough Mist products introduced in the third quarter of 2004 and approximately 21% of the increase was due to increased sales of our Zicam Cold Remedy products, principally the oral products introduced in 2003. We believe the sales increase of Zicam products is primarily due to greater brand awareness and marketing efforts.

Cost of Sales

     For the first quarter 2005, our cost of sales increased approximately $138,000 or 3% over the cost of sales for the first quarter in 2004. The increase is due to the higher number of units sold in the first quarter 2005. The cost per unit sold in the first quarter 2005 decreased approximately 14% compared to the cost per unit sold during the first quarter 2004. The lower cost per unit sold is primarily due to the lower cost of our redesigned swab product that we introduced in 2004.

Gross Profit

     Gross profit for the three months ended March 31, 2005 increased to approximately $10.7 million, or 22%, versus gross profit of $8.8 million for the same period in 2004. The increase is primarily due to the increase in sales and the lower cost per unit sold. The gross margin achieved during the quarter increased to 72% from 68% in the first quarter of 2004. The gross margins on our current products vary between 65% and 80%. Gross margin will continue to be affected by the relative mix of products sold and changes in product costs that may occur.

Operating Expenses

     Operating expense for the first quarter 2005 increased to approximately $8.8 million from $7.4 million in the first quarter 2004. The increase is primarily due to an increase of approximately $0.8 million in legal expense associated with product liability and securities litigation claims. First quarter 2005 legal expense was approximately $2.1 million, reduced by an $800,000 reimbursement from our principal insurance carrier for legal expense previously incurred, resulting in net legal expense of approximately $1.3 million compared to $434,000 in the first quarter of 2004.

     Also contributing to the higher operating expenses in the first quarter of 2005 were increases in advertising expense of $0.1 million (approximately $4.4 million in 2005 compared to $4.3 million in 2004); an increase in non-

advertising marketing expense of $0.2 million (primarily related to consumer research as well as public relations expense associated with the anosmia claims); and higher labor expense of approximately $0.3 million.

     We expect expenses in future periods will vary largely in relation to the level of our advertising expenditures, which are heaviest in the first and fourth quarters. We anticipate that we will continue to incur approximately $1.0 million to $1.5 million in legal expense each quarter as a result of the Zicam Cold Remedy product liability and securities litigation matters in which we are engaged (see Part II, Item 1 - “Legal Proceedings”), which is generally consistent with our legal expenses during the second through fourth quarters of fiscal 2004. The Company will continue to seek reimbursement from its insurance carriers but cannot predict the level and timing of any future reimbursements if any.

Research and Development

     Research and development expense increased from approximately $470,000 in the first quarter of 2004 to approximately $500,000 in 2005. We expect to invest 4% - 6% of 2005 annual net sales on research and development efforts. We continue to invest in research and development efforts and remain focused on developing new products and anticipate introducing new products in 2005 as well as several improvements to existing products.

Interest & Other Income

     Other income increased to approximately $61,000 in the first quarter of 2005 from $45,000 in the first quarter 2004. The increase is due to interest earned on the Company’s increased cash position.

Income Before Income Taxes

     Income before income tax for the three months ending March 31, 2005 increased 49%, to approximately $1.5 million, from almost $1.0 million for the first three months of 2004. The increase is due to an increase in sales volume and gross margin, partially offset by an increase in operating expenses. We expect that net income in future periods will be significantly impacted by the success of our 16 current products, new product introductions (including new products we plan to introduce in 2005), and year over year changes in our advertising, research and development, and legal expenses. We anticipate quarterly earnings will continue to vary along with the seasonality of sales. We believe the second quarter of 2005 may result in a significant loss due to increased research and development expense and continued high levels of legal expense.

Provision for Income Tax Expense

     We recorded a provision for income tax expense at our combined federal and state estimated, effective tax rates. Due to operating income recorded in the first quarter of 2005, we recognized income tax expense of approximately $587,000 compared to $395,000 in the first quarter of 2004.

Net Income

     Net income increased approximately $300,000, or 50%, to approximately $896,000 in the first quarter of 2005 compared to net income for the first quarter of 2004 of approximately $597,000.

Liquidity and Capital Resources

     Our working capital increased to $24.4 million as of March 31, 2005 from $23.2 million as of December 31, 2004, an increase of approximately $1.2 million. During the first quarter of 2005, we experienced an increase in available cash of approximately $2.4 million. The increase in cash stems from cash generated by operations of $2.5 million being offset by $0.1 million used by investing activities. The increase in cash from operations was driven by higher sales during the first quarter of 2005 and cash receipts of those sales. The Company’s principal source of liquidity is cash generated from sales of our products to retailers and distributors. The majority of sales are given 30 day credit terms; however, payment terms are occasionally extended, as retailers begin to increase inventory of our products prior to the onset of the cough and cold season. The Company records an allowance as an estimate for potentially uncollectible accounts. The allowance for potentially uncollectible accounts is reviewed on a monthly basis and we believe our allowance is adequate.

     The change in accounts receivable, inventory, accounts payable and accrued expenses largely reflects the increase in the Company’s business and the number of new products. On a quarterly basis, changes in these items reflect the seasonal nature of the Company’s business. The Company records the bulk of its sales, which is reflected in higher accounts receivable, in the third, fourth and first quarters; builds inventory during the second through fourth quarter periods; and advertises its products, which is the largest component of accrued expenses, in the fourth and first quarters. Although affected by the build-up of inventory in the second through fourth quarters, accounts payable and accrued expenses are more significantly affected by advertising spending which largely occurs in the fourth and first quarters. Generally, to the extent our operations are profitable, our business is cash-flow positive. Additionally, due to our sizeable tax loss carryforward, we have not incurred sizeable income tax payments. We expect that we will not incur large tax payments through 2005. We do have working capital requirements arising from the increase of inventory and accounts receivable in excess of the increase in accounts payable, but these vary throughout the year reflecting the seasonal nature of our business.

     The Company has historically had very low capital expenditures since we rely on contract manufacturers to produce our products. Typical capital expenditures include investments in technology, office furniture, and leasehold improvements. The Company occasionally provides deposits and prepayments to our manufacturers to improve and increase manufacturing capabilities for our products.

     In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. Under the program, we have agreed to reimburse our insurer for its claims administration expenses and for amounts paid out by it in settlement of product liability claims filed after the initial date of the program and which are not covered by insurance programs from prior years. The terms of the program require us to maintain an irrevocable, evergreen letter of credit issued by a bank or other financial institution to secure our reimbursement obligations to our insurer. We have a $5.0 million letter of credit with Comerica Bank and have reserved an equal amount of cash to secure repayments of amounts that become due under the letter of credit. The $5.0 million reserve is noted as Restricted Cash on the consolidated balance sheet and has been placed in an interest-bearing certificate of deposit. The Company may need to commit an additional $5 million to the self-funded insurance program during the year.

     We have a $4.0 million credit facility with Comerica Bank which was renewed for a two-year term in May 2003. The credit facility includes interest at 0.75% above prime (or 6.5% at March 31, 2005). We are in compliance with the earnings and financial covenants contained in our credit agreement. We expect to renew the credit facility in July 2005. We believe that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months.

Contractual Obligations

     We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations
	(In thousands of dollars)
	Payments due by Period as of March 31, 2005
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	336	119	217	0	0
Purchase Obligations	1,496	1,496	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$1,832	$1,615	$217	$0	$0

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Forward Looking Statements

     This Report on Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:

•	our anticipation that we will continue to incur approximately $1.0 to $1.5 million in legal expense each quarter as a result of the Zicam Cold Remedy product liability and securities litigation in which we are engaged;

•	our intention to vigorously defend the Zicam Cold Remedy product liability and securities litigation claims, our expectation that additional product liability lawsuits will be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;

•	our expectations regarding 2005 net sales and net income and our expectations for the second quarter of 2005;

•	our belief that new advertising approaches and public relations efforts will continue to build brand awareness;

•	our expectation that the trend of growth in sales in future periods will continue as we expand consumer awareness and acceptance of our entire Zicam brand of products, increase distribution, introduce new products, and avoid additional adverse publicity;

•	our expectation regarding future net income, our belief that expenditures for advertising and research and development will vary by quarter throughout the year, and our expectation that advertising expenses will be heaviest in our first and fourth fiscal quarters;

•	our anticipation that initial sales and shipments of the Nasal Comfort brand will begin in the third quarter of 2005;

•	our belief that our new brand, Nasal Comfort, will gain consumer acceptance and retail distribution;

•	our expectation of the effect of recently issued accounting standards;

•	our expectation that our mix of products sold will change due to seasonality and varying growth rates within our three market categories;

•	our expectation of expanding distribution of our products among our 10 largest retailers;

•	our expectation of continuing profitability in future years;

•	our intention to review our product return reserve provision monthly and adjust the reserve amounts as actual product return experience continues to develop, and our expectation that a higher sales returns allowance will be recorded in the future for new products that we introduce until such products achieve market acceptance;

•	our intention to evaluate and adjust as appropriate the deferred tax valuation allowance and expectation of realizing the tax benefit arising from our tax loss carryforward;

•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold;

•	our expectation of achieving a 70% gross margin for the year;

•	our expectation that our net income and operating expenses in future periods will vary largely in connection with the level of our advertising, research and development, and legal expenses;

•	our expectation that research and development spending will be between 4-6% of net sales for 2005 and in subsequent years;

•	our expectation that earnings in future periods will be significantly impacted by the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;

•	our Scientific Advisory Board’s plan to do further testing of the zinc gluconate nasal gel on human volunteers and animal models, and our expectation that members of the Scientific Advisory Board will reconvene in the first half of 2005 to review the findings of such research;

•	our belief that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months;

•	our belief that we may need to commit an additional $5 million to the self-funded insurance program;

•	our belief that our insurance coverage is adequate;

•	our having no plans to directly manufacture and store our products; and

•	our belief that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

     We may make additional written or oral forward-looking statements from time to time in filings with the SEC or in public news releases. Such additional statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for future operations, financing needs or plans, the impact of inflation and plans relating to our products or services, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements.

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

Risk Factors

We may continue to incur significant costs resulting from product liability claims or securities litigation

     We are subject to significant liability should use or consumption of our products cause injury, illness or death. Presently, we are being sued by approximately 350 individuals in 36 different product liability lawsuits (two of which have been filed as class action lawsuits, although one of the class action suits has been dismissed) relating to our Zicam Cold Remedy product. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits. Although we carry product liability insurance, we cannot be sure that our insurance will be adequate to protect us against product liability claims or that insurance coverage will continue to be available. Product liability claims, such as those described in our Annual Report on Form 10-K for the year end December 31, 2004 fiscal year and in this Report on Form 10-Q, even if without merit or for which we have substantial coverage, could result in significant legal defense costs, thereby increasing our expenses and lowering our earnings. Such claims, whether or not proven to be valid, could have a material adverse effect on our product branding and goodwill, resulting in reduced market acceptance of our products. In addition, any adverse decision in such litigation could require significant damages to be paid or result in adverse publicity, either of which could materially adversely affect our results of operations and financial condition. Separately, the Company and three of its officers are also subject to two class action lawsuits (which have been consolidated)

alleging violations of securities laws. In accordance with and subject to the provisions of our Certificate of Incorporation, we have agreed to indemnify these officers for their expenses incurred in defending these lawsuits and for any other losses which they may suffer as a result of these lawsuits. Any adverse decision in such litigation could materially adversely affect our results of operations and financial condition.

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

If our products do not gain widespread market acceptance or receive additional adverse publicity, our anticipated sales and results of operations will suffer

     Although we believe that each of our products offers unique benefits to consumers, we cannot be certain that any of the products will achieve or continue to enjoy widespread acceptance by the market. While we are working to increase the market presence of all of our products, including new products, we cannot be certain that demand for our products will grow. If problems arise concerning the efficacy or safety of any of our products, or if any of our products receives additional adverse publicity, or if any of our products fails to achieve widespread market acceptance for any other reason, our operating results and prospects would be materially adversely affected. Our results could also be affected by fluctuations in buying patterns and inventory levels of major customers.

Unanticipated problems associated with product development and commercialization could adversely affect our operating results

     Our successful development of existing and new products is subject to the risks of failure and delay inherent in the development and commercialization of products based on innovative technologies. These risks include the possibilities that:

•	we may experience unanticipated or otherwise negative research and development results;

•	existing or proposed products may be found to be ineffective or unsafe, or may otherwise fail to receive required regulatory clearances or approvals;

•	we may find that existing or proposed products, while effective, are uneconomical to commercialize or market;

•	we may be unable to produce sufficient product inventories to meet customer demand;

•	existing or proposed products do not achieve broad market acceptance;

•	existing or proposed products do not attain broad distribution or retail shelf space; or

•	proprietary rights held by third parties preclude us from developing or marketing existing or proposed products.

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

We may experience product backlogs

     At the end of fiscal 2003, we had approximately $0.4 million in backlog of swab orders. This backlog continued into March of fiscal 2004. We have undertaken significant measures to remedy the manufacturing problems that led to this backlog, including replacing our swab manufacturer and redesigning our swab product to permit higher volume production. We have established inventory plans to support sales expectations for all of our products. However, we cannot be certain that these measures will be sufficient to prevent future backlog of the swab product or that other product backlogs will not occur in the future. Any such future backlogs will potentially result in higher production costs, higher freight costs to expedite shipment of raw materials and finished goods, fines from certain retailers, cancelled orders and lost opportunity costs. These in turn could materially affect our results of operations and financial condition.

Loss of key personnel

     Our success depends on the continued services of our senior management and key employees as well as our ability to attract additional members to our management team with experience in the consumer health products industry. The unexpected loss of the services of any of our management or other key personnel, or our inability to attract new management when necessary, could have a material adverse effect upon our operations.

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

The price of our stock may continue to be volatile

     The market price of our common stock, which is quoted for trading on the Nasdaq National Market, has been highly volatile and may continue to be volatile in the future. Any or a combination of the following factors could cause the market value of our common stock to decline quickly: operating results that differ from market expectations, negative or other unanticipated results of clinical trials or other testing, delays in product development, technological innovations or commercial product introductions by our competitors, changes in government regulations, developments concerning proprietary rights, including pending or threatened patent litigation, public concerns regarding the safety of any of our products, the outcome of litigation against the Company, and general economic and stock market conditions. The stock market has experienced, and it may continue to experience, significant price and volume fluctuations. Historically, these fluctuations particularly affect the market prices of equity securities of small capitalization companies, like Matrixx. Often, the effect on the price of such securities is disproportionate to the operating performance of such companies. In addition, we believe our stock price may fluctuate as investors increase and cover short positions in the stock. In our case, such fluctuations may adversely affect our stockholders’ ability to dispose of their shares of Matrixx at a price equal to or above the price at which they purchased such shares.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank. At no time during the first quarter of fiscal 2005 did we have any outstanding balance against this line of credit. In July

2004, we borrowed $2 million against our credit facility with Comerica Bank. The primary purpose for the borrowing was to provide additional liquidity as we built inventory for expected increases in sales during the second half of 2004. We generally extend payment terms for customers during the third quarter as customers purchase new products and build inventory for the upcoming cough and cold season. We repaid the debt in the fourth quarter of 2004 and ended fiscal 2004 with no debt. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

     As of March 31, 2005 and December 31, 2004, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal 2004 or the period ended March 31, 2005) or commodity price risk.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 7 of the Condensed Consolidated Financial Statements for a discussion of the principal legal proceedings to which the Company or its officers are parties.

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
Chief Financial Officer, &
Treasurer

May 10, 2005