Form 10-Q
period 2005-06-30
MATRIXX INITIATIVES INC
filed 2005-08-05
CIK 1006195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)
   ☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2005
or
   ☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______
Commission File number 001-31404
Matrixx Initiatives, Inc.
(Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0482806 (I.R.S. Employer Identification Number)
4742 N. 24th Street, Suite 455
Phoenix, AZ 85016
(Address of principal executive offices)
(602) 385-8888
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☑ NO ☐
There were 9,515,095 shares of the registrant’s common stock, $.001 par value, outstanding as of July 31, 2005.

MATRIXX INITIATIVES, INC.
FORM 10-Q
INDEX
Unless otherwise indicated in this quarterly report, “Matrixx,” “us,” “we,” “our”, “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

PART I.
FINANCIAL INFORMATION
Item 1.
MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30, 2005
	(Unaudited)	December 31, 2004

Current Assets:
Cash and cash equivalents	$13,430,780	$12,694,486
Accounts receivable:
Trade, net allowance for doubtful accounts of $575,539 and $555,240	4,126,736	12,386,026
Other	600,000	—
Inventories	7,337,225	7,241,434
Prepaid expenses and other	1,099,621	887,586
Interest receivable	45,014	57,658
Deferred tax asset	5,297,956	5,029,600

Total Current Assets	31,937,332	38,296,790

Property and Equipment, at cost:
Office furniture and equipment	857,775	780,961
Machine tooling	150,000	150,000
Leasehold improvements	178,757	179,644

	1,186,532	1,110,605
Less accumulated depreciation	(587,643)	(457,718)

Net Property and Equipment	598,889	652,887

Other Assets:
Deposits	490,302	220,190
Restricted cash	5,000,000	5,000,000
Debt issuance costs, net of accumulated amortization of $25,000 and $18,750	—	6,250
Patents, net of accumulated amortization of $239,401 and $205,861	884,199	917,739
Goodwill	15,039,836	15,039,836

Total Other Assets	21,414,337	21,184,015

Total Assets	$53,950,558	$60,133,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2005
	(Unaudited)	December 31, 2004

Current Liabilities:
Accounts payable	$2,463,715	$4,699,316
Accrued expenses	2,952,205	6,314,971
Sales commissions	195,785	1,261,899
Sales returns and allowances	2,217,254	2,605,260
Accrued taxes	308,000	209,946

Total Current Liabilities	8,136,959	15,091,392

Deferred tax liability	916,738	916,738

Total Liabilities	9,053,697	16,008,130

Commitments and contingencies

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,565,395 and 9,520,198 shares issued and outstanding	9,565	9,520
Additional paid in capital	43,028,951	42,527,862
Unearned compensation	(120,750)	—
Accumulated earnings	2,375,399	1,984,484

	45,293,165	44,521,866

Less common stock held in treasury, at cost (53,800 and 53,800 shares)	(396,304)	(396,304)

Total Stockholders’ Equity	44,896,861	44,125,562

Total Liabilities and Stockholders’ Equity	$53,950,558	$60,133,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,
	2005	2004

Net sales	$6,254,669	$3,391,721
Cost of sales	1,684,820	1,071,545

Gross Profit	4,569,849	2,320,176

Operating expenses	4,529,521	3,471,905
Research and development	965,571	521,565

Income From Operations	(925,243)	(1,673,294)

Other Income (Expense):
Interest and other income	125,258	28,518
Interest and other expense	—	—

Total Other Income (Expense)	125,258	28,518

Income (Loss) Before Provision For Income Taxes	(799,985)	(1,644,776)

Provision for income taxes	(295,342)	(655,380)

Net (Loss) Income	$(504,643)	$(989,396)

Net Income (Loss) Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,481,685	9,499,156
Net Income (Loss) Per Share of Common Stock	$(0.05)	$(0.10)

Diluted:
Weighted Average Number of Common Shares Outstanding	9,481,685	9,499,156
Net Income (Loss) Per Share of Common Stock	$(0.05)	$(0.10)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six months ended June 30,
	2005	2004

Net sales	$21,236,259	$16,324,287
Cost of sales	5,922,254	5,170,770

Gross Profit	15,314,005	11,153,517

Operating expenses	13,353,035	10,888,481
Research and development	1,465,132	992,034

Income From Operations	495,838	(726,998)

Other Income (Expense):
Interest and other income	186,413	74,350
Interest and other expense	—	—

Total Other Income (Expense)	186,413	74,350

Income (Loss) Before Provision For Income Taxes	682,251	(652,648)

Provision for income taxes	291,336	(259,890)

Net (Loss) Income	$390,915	$(392,758)

Net Income (Loss) Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,481,799	9,494,087
Net Income (Loss) Per Share of Common Stock	$0.04	$(0.04)

Diluted:
Weighted Average Number of Common Shares Outstanding	9,671,265	9,494,087
Net Income (Loss) Per Share of Common Stock	$0.04	$(0.04)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2005	2004

Cash Flows From Operating Activities:
Net income (loss)	$390,915	$(392,758)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	129,925	78,779
Amortization	33,540	33,541
Amortization of debt issuance costs	6,250	6,250
Deferred income taxes	(268,356)	(314,002)
Common stock issued for compensation	380,384	—
Changes in assets and liabilities:
Accounts receivable	7,659,290	9,630,996
Inventories	(95,791)	(4,442,510)
Prepaid expenses and other	(212,035)	(687,198)
Interest receivable	12,644	(14,072)
Accounts payable	(2,235,601)	(2,873,966)
Accrued expenses	(4,330,826)	(2,075,049)
Sales returns and allowances	(388,006)	23,501

Net Cash Provided By Operating Activities	1,082,333	(1,026,488)

Cash Flows From Investing Activities:
Capital expenditures	(75,927)	(218,895)
Deposits and other	(270,112)	(145,348)
Restricted cash	—	(5,000,000)

Net Cash (Used) By Investing Activities	(346,039)	(5,364,243)

Cash Flows From Financing Activities:
Purchase of treasury stock	—	(157,081)
Debt issuance costs	—	(25,000)
Issuance of common stock	—	392,499

Net Cash Provided By Financing Activities	—	210,418

Net Increase in Cash and Cash Equivalents	736,294	(6,180,313)

Cash and Cash Equivalents at Beginning of Period	12,694,486	10,682,614

Cash and Cash Equivalents at End of Period	$13,430,780	$4,502,301

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	500,054	280,751
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Financial Statements
     The accompanying financial information of Matrixx Initiatives, Inc. is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2005 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2005. The products we market are seasonal in nature, and sales at retail generally increase as the level of population suffering from colds rises. We record sales when products are shipped from our warehouse facilities. During the third quarter the Company usually realizes increased sales volume as retailers stock our products and order displays to prepare for the upcoming cough and cold season. Retail consumption of our products is highest during the cough and cold season, which usually runs from October through March. The second quarter of each year generally accounts for less than 10% of annual sales. It is recommended that this financial information be read in conjunction with the complete financial statements included in Matrixx’s Annual Report on Form 10-K for the year ended December 31, 2004 previously filed with the Securities and Exchange Commission.
2. Stock-Based Compensation
     The Company adopted the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to SFAS 123”, which prefers that companies apply a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permits entities the option of continuing to apply the guidance of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, as long as the footnotes to the financial statements disclose what net income would have been had the preferable fair-value-based method been used. The Company currently measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25 and related interpretations in accounting for its stock-based compensation plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. The Company’s ability to utilize the alternative guidance of APB No. 25, however, will cease as of January 2006, as explained in Note 5 of the Condensed Consolidated Financial Statements. Beginning in January 2006, the Company will be required to measure the cost of services received in exchange for equity instruments based on the grant-date fair value of the award and that cost will be recognized as compensation expense over the requisite service, or vesting period. On February 7, 2005, the Company’s Compensation Committee approved a new executive stock ownership requirement and approved the immediate vesting of all outstanding stock options previously granted under the Company’s option plans, including those granted to executive officers and directors, for which the option exercise price was above the closing price on February 7, 2005 (refer to Form 8-K filing dated February 7, 2005). The immediate vesting of these options will avoid the compensation expense in future periods for these options which were granted prior to the implementation of SFAS No. 123R (see Note 5), and reflects the Company’s expectation of fewer option grants in future periods. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would be reduced to the following pro forma amounts:

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) applicable to common shareholders, as reported	$(504,643)	$(989,396)	$390,915	$(392,758)
Stock-based employee compensation expense included in net earnings, net of tax	—	—	—	—
Less stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	72,725	270,511	1,452,163	670,491

Proforma Net Income (loss)	$(577,368)	$(1,259,907)	$(1,061,248)	$(1,063,249)

Net income (loss) per share of common stock:
Basic:
As reported	$(0.05)	$(0.10)	$0 04	$(0.04)
Pro forma	$(0.06)	$(0.13)	$(0.11)	$(0.11)
Diluted
As reported	$(0.05)	$(0.10)	$0.04	$(0.04)
Pro forma	$(0.06)	$(0.13)	$(0.11)	$(0.11)
     For the six months ended June 30, 2005, no options were exercised.
3. Basic and Diluted Earnings Per Share
     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive securities. The Company’s stock options, warrants and restricted stock are included using the “treasury stock” method.
     The table below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2005 and 2004. Options, warrants and other incremental shares to purchase 947,746 and 750,400 shares of common stock for the three months ended June 30, 2005 and 2004, and 335,015 and 750,400 shares of common stock for the six months ended June 30, 2005 and 2004, respectively, were not included in the computation of diluted loss per share because their effect would be anti-dilutive.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) applicable to common shareholders	$(504,643)	$(989,396)	$390,915	$(392,758)

Weighted average common shares outstanding — Basic	9,481,685	9,499,156	9,481,799	9,494,087

Dilutive Securities	—	—	189,466	—

Weighted average common shares outstanding — Diluted	9,481,685	9,499,156	9,671,265	9,494,087

Net Income (loss) per common share:
Basic	$(0.05)	$(0.10)	$0.04	$(0.04)
Diluted	$(0.05)	$(0.10)	$0.04	$(0.04)
4. Inventory
     Inventories are stated at the lower of cost or market. The Company uses first-in, first-out (FIFO) to value inventory. Inventories consisted of the following at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
Raw materials and packaging	$2,942,514	$2,140,915
Finished goods	4,797,071	5,580,974
Less reserve for obsolescence	(402,360)	(480,455)

Total	$7,337,225	$7,241,434
5. Recently Issued Accounting Standards
     The Financial Accounting Standards Board (FASB) issued SFAS No. 123R (Revised 2004), Share-Based Payment, which was originally scheduled to take effect for reporting periods beginning after June 15, 2005 (third quarter adoption for the Company). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “ Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, the statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Currently, in accordance with APB No. 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, the Company will be required to measure the cost of services received in exchange for equity instruments based on the grant-date fair value of the award and that cost will be recognized to expense over the requisite service, or vesting period. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such equity instruments. The Company has not determined which option-pricing model will be used in valuing such equity instruments. Upon adoption of SFAS No. 123R, the Company can elect either Modified Prospective Application (MPA) or the Modified Retrospective Application (MRA). The MPA applies SFAS No. 123R to new awards and awards modified after the effective date, and to that portion of outstanding awards for which part or all of the requisite service will be rendered on or after the effective date. The MRA applies SFAS No. 123R to either all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. The Company has chosen to apply the MPA method. Note 2 of the Condensed Consolidated Financial Statements illustrates the effects on net income and earnings per share if the Company had adopted SFAS No. 123R using the Black-Scholes option-pricing model.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     On February 7, 2005, the Company’s Compensation Committee approved a new executive stock ownership requirement and approved the immediate vesting of all outstanding stock options previously granted under the Company’s option plans, including those granted to executive officers and directors, for which the option exercise price was above the closing price on February 7, 2005 (refer to Form 8-K filing dated February 7, 2005). The immediate vesting of these options will avoid the compensation expense in future periods for these options which were granted prior to the implementation of SFAS No. 123R, and reflects the Company’s expectation of fewer option grants in future periods.
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
     We are evaluating the requirements under SFAS No. 123R and expect the adoption will result in additional compensation expense in our consolidated statements of income as options vest or new option grants are awarded. The pro forma impact of recognizing compensation expense for options previously issued is included in Note 2 to the Condensed Consolidated Financial Statements.
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
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provision of SFAS No. 154, as applicable, beginning in fiscal 2006.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Insurance Program
     In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. Under the program, we have agreed to reimburse our insurer for its claims administration expenses and for amounts paid out by it in settlement of product liability claims filed after the initial date of the program and which are not covered by insurance programs from prior years. The terms of the program require us to maintain an irrevocable, evergreen letter of credit issued by a bank or other financial institution to secure our reimbursement obligations to our insurer. We have a $5.0 million letter of credit with Comerica Bank and have reserved an equal amount of cash to secure repayments of amounts that become due under the letter of credit. The $5.0 million is classified as Restricted Cash on the condensed consolidated balance sheet and has been placed in an interest-bearing certificate of deposit. The Company may need to commit an additional $5 million to the self-funded insurance program during the year.
7. Legal Proceedings
     Litigation
     The Company is involved in various product liability claims and other legal proceedings. The Company’s legal expense continues to have a significant impact on the results of operations as the Company defends itself against the various claims. Net income (loss) and earnings per share for the second quarter of 2005 reflect the effect of an expected pretax reimbursement of $600,000 from our principal insurance carrier for legal expenses incurred by the Company in defense of the product liability lawsuits during the first and second quarters of 2005. Second quarter 2005 legal expense was approximately $1.4 million, reduced by an expected reimbursement of $600,000 from our principal insurance carrier, resulting in net legal expense of approximately $800,000 compared to approximately $1.1 million in the second quarter of 2004. For the first six months of 2005, net legal expense was $2.1 million ($3.5 million in legal expense reduced by $1.4 million for expected and actual reimbursement of legal expenditures) compared to approximately $1.5 million in the first half of 2004. We expect to recognize additional reimbursements from our insurance carriers for a portion of the legal expense incurred in subsequent periods.
     Litigation is inherently unpredictable, and excessive verdicts do occur. Although the Company believes it has valid defenses in these matters, the Company could incur, in the future, judgments or enter into settlements of claims that could have a material adverse effect on the Company’s financial position or results of operations in any particular period. While we intend to defend ourselves vigorously in each of these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. Therefore, loss provisions arising from such matters will be recorded when a loss outcome is probable and can be reasonably estimated, to the extent not provided for through insurance. At present, we have not been able to determine the probability of a loss outcome in any of the litigation to which we are currently subject. Accordingly, we have not recorded any loss provisions related to such litigation.
     Among the principal matters pending to which the Company is a party are the following:
     Product Liability Matters
     Litigation relating to Zicam Cold Remedy nasal gel arises from claims that the product causes the permanent loss or diminishment of the sense of smell or smell and taste. The Company believes the studies that have been conducted and reviewed by independent medical experts and other evidence support our contention that these claims are unfounded.
     From late 2003 through July 2005, we have been sued by approximately 368 individuals in 43 different lawsuits generally alleging that our Zicam Cold Remedy product caused the permanent loss or diminishment of the sense of smell or smell and taste. Two of these lawsuits were filed as class action lawsuits covering named and unnamed plaintiffs, but one of the class action lawsuits has been dismissed, as have the claims of several individual plaintiffs.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The current cases that have been filed against the Company are: Abramsen, et al. vs. Matrixx Initiatives, Inc., et al., filed March 8, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-04415, consolidated under In Re Consolidated Zicam Product Liability Cases, Superior Court of Arizona (Maricopa County), Case No. CV2004-001338; Adams, et al., vs. Matrixx Initiatives, Inc., et al., filed May 6, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-008929, consolidated under In Re Consolidated Zicam Product Liability Cases, Superior Court of Arizona (Maricopa County), Case No. CV2004-001338; Adamson, et al. vs. Matrixx Initiatives, Inc., et al., filed February 1, 2005, in the Superior Court of Arizona (Maricopa County), Case No. CV2005-001880, consolidated under In Re Consolidated Zicam Product Liability Cases, Superior Court of Arizona (Maricopa County), Case No. CV2004-001338; Akers, et al. vs. Matrixx Initiatives, Inc., et al., filed August 20, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-016010, consolidated under In Re Consolidated Zicam Product Liability Cases, Superior Court of Arizona (Maricopa County), Case No. CV2004-001338; Alexander, et al. vs. Matrixx Initiatives, Inc., et al., filed June 30, 2005, in the Superior Court of Arizona (Maricopa County), Case No. CV2005-051224; Benkwith, et al. vs. Matrixx Initiatives, Inc., et al., filed May 3, 2004, in the Circuit Court for Montgomery County, Alabama, Case No. CV04-1180 CNP; removed to United States District Court for the Middle District of Alabama, Case No. 2:04 CV-00623-F; Bentley, et al. vs. Matrixx Initiatives, Inc., et al., filed January 23, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-001338, consolidated under In Re Consolidated Zicam Product Liability Cases, Superior Court of Arizona (Maricopa County), Case No. CV2004-001338; Bourgeois, Deborah vs. Matrixx Initiatives, Inc., et al., filed February 22, 2005, in the United States District Court for the Northern District of Alabama, Middle Division, Case No. CV-05-PT-0393-M; Bryant vs. Matrixx Initiatives, Inc., et al., filed June 9, 2004, in the District Court, Boulder County, Colorado, Case No. 04CV808, removed to United States District Court for the District of Colorado, Case No. 04-MK-2317 (BNB); Cappy, et al. vs. Matrixx Initiatives, Inc., et al., filed November 17, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-021668, consolidated under In Re Consolidated Zicam Product Liability Cases, Superior Court of Arizona (Maricopa County), Case No. CV2004-001338; Cash, Katie and David vs. Matrixx Initiatives, Inc., et al., filed January 13, 2005, in the Superior Court of California (Fresno County, Central Division), Case No. 05 CE CG 00124; Cheney, Sharon vs. Matrixx Initiatives, Inc., et al., filed April 20, 2005, in the Superior Court of Arizona (Maricopa County), Case No. CV2005-050458; Connolly, Gay vs. Matrixx Initiatives, Inc., et al., filed October 22, 2004, in the State Court of Georgia (Cobb County), Case No. 2004A 9564-5; Douillard, John R. vs. Matrixx Initiatives, Inc., et al., filed May 6, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-008950, consolidated under In Re Consolidated Zicam Product Liability Cases, Superior Court of Arizona (Maricopa County), Case No. CV2004-001338; Flores vs. Matrixx Initiatives, Inc., et al., filed on December 30, 2004, in the Superior Court of California (Santa Clara County), Case No. 1:04-CV033194; removed to United States District Court Northern District of California (San Jose Division), Case No. C05 01090 PVT; Flynn, Richard vs. Matrixx Initiatives, Inc., et al., filed May 20, 2005, in the Superior Court of California (Orange County), Case No. 05CC06403; Gillespie, Julie vs. Matrixx Initiatives, Inc., et al., filed December 8, 2004, in the Superior Court of California (Orange County), Case No. 04CC11976; removed to United States District Court Central District of California (Southern Division), Case No. SACV 05-0047-DOC(ANx); Goetz, Linda vs. Matrixx Initiatives, Inc., et al., filed May 18, 2005, in the Superior Court of Arizona (Maricopa County), Case No. CV2005-050298; Hans, et al. vs. Matrixx Initiatives, Inc., et al., filed September 13, 2004, in the United States District Court, Western District of Kentucky, Case No. 3:04CV540-R; Hilton, Heather vs. Matrixx Initiatives, Inc., et al., filed June 17, 2004, in the State of Texas District Court, Tarrant County, Case No. 048-206162-04; removed to the United States District Court for the Northern District of Texas Fort Worth Division, Case No. 04CV-519-Y; Hood, Michael and Terri vs. Matrixx Initiatives, Inc., et al., filed April 14, 2004, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, General Jurisdiction Division, Case No. 04006193; Horvat, Diane vs. Matrixx Initiatives, Inc., et al., filed February 28, 2005, in Circuit Court of Cook County, Illinois County Department, Law Division, Case No. 2005L02324; Hudson, et al. vs. Matrixx Initiatives, Inc., et al., filed February 11, 2005, in the Superior Court of Arizona (Maricopa County), Case No. CV2005-002569, consolidated under In Re Consolidated Zicam Product Liability Cases, Case No. CV 2004-001338; Hunter, et al. vs. Matrixx Initiatives, Inc., et al., filed June 4, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-010830, consolidated under In Re Consolidated Zicam Product Liability Cases, Superior Court of Arizona (Maricopa County), Case No. CV2004-001338; Hurst, Janet vs. Matrixx Initiatives, Inc., et al., filed May 13, 2005, in the Superior Court of the State of California (Orange County), Case No. 05CC06195; Kalfian, Carol A. vs. Matrixx Initiatives, Inc., et al., filed April 20, 2004, in the United States District Court for the District of Rhode Island, Case No. 04-119-ML; Lusch, Barbara A. vs. Matrixx

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Initiatives, Inc., et al., filed January 14, 2005, in the Circuit Court of the State of Oregon, Case No. 0501-00588; removed to the United States District Court for the District of Oregon, Case No. 3:05-CV-292-HA; Lutche, Lucy B. vs. vs. Matrixx Initiatives, Inc., et al., filed May 7, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-008704, consolidated under In Re Consolidated Zicam Product Liability Cases, Superior Court of Arizona (Maricopa County), Case No. CV2004-001338; Mayo, Derek vs. Matrixx Initiatives, Inc., et al., filed May 26, 2004, in the Superior Court of New Jersey, Law Division: Essex County, Docket No. ESX-L-3551-04; removed to the United States District Court for the District of New Jersey, Case No. 2:04-cv-3197; Nelson vs. Matrixx Initiatives, Inc., et al., filed December 8, 2003, in the Superior Court of the Sate of California for the County of Los Angeles, Case No. YC048136; Nelson, Tommy Ray and Sherry vs. Matrixx Initiatives, Inc., et al., filed February 28, 2005, in the Circuit Court for Roane County, Tennessee, Case No. 13328, removed to the United States District Court for the Eastern District of Tennessee Northern Division, Case No. 3:05-CV-193; O’Hanlon, Dennis and Bonnie vs. Matrixx Initiatives, Inc., et al., filed October 29, 2004, in the Superior Court of California (Los Angeles County), Case No. BC322039; removed to United States District Court Central District of California (Los Angeles), Case No. CV04-10391 AHM(JTLx); Orlansky, Robin vs. Matrixx Initiatives, Inc., et al., filed February 9, 2005, in the Superior Court of California (San Diego County), Case No. GIC 842519; Ringbauer, et al. vs. Matrixx Initiatives, Inc., et al., filed February 11, 2004, in the Superior Court of Arizona (Maricopa County), Case No. CV2004-002822, removed to the United States District Court for the District of Arizona, Case No. CIV04-0513-PHX-EHC; remanded to the Superior Court of Arizona (Maricopa County), consolidated under In Re Consolidated Zicam Product Liability Cases, Superior Court of Arizona (Maricopa County), Case No. CV2004-001338; Rostron, et al. vs. Matrixx Initiatives, Inc., et al., filed November 4, 2004, in the United States District Court for the Northern District of Alabama, Middle Division, Case No. CV-04-AR-3136-M, originally involving plaintiffs Rostron and McCune, was severed, Rostron was transferred to the United States District Court for the District of New Jersey by Order filed on March 15, 2005, Case No. 05-1547, and McCune continues in the United States District Court for the Northern District of Alabama, Middle Division, under Case No. CV-04-AR-3136-M; Sutherland, Janie vs. Matrixx Initiatives, Inc., et al., filed December 18, 2003, in the Circuit Court of Etowah, Alabama, Case No. CV-2003-1635-WHR; removed to United States District Court for the Northern District of Alabama, Middle Division, Case No. CV-04-AR-0129-M; Swanbeck, Steven vs. Matrixx Initiatives, Inc., et al., filed November 18, 2004, in the Superior Court of New Jersey Law Division: Morris County, Dock No. L-3096-04; Wagner, Nicole vs. Matrixx Initiatives, Inc., et al., filed February 24, 2005, in Superior Court of California, County of San Diego, Case No. GIC 843335; Williams, Rose Mary et al. vs. Matrixx Initiatives, Inc., et al., filed December 29, 2004, in the United States District Court for the Northern District of Alabama, Middle Division, Case No. 4:04cv-3548-UWC; and Wyatt, Susan vs. Matrixx Initiatives, Inc., et al., filed June 15, 2004, in the United States District Court for the Northern District of Alabama, Southern Division, Case No. CV-04-AR-1230-S. Generally, the cases filed in the Superior Court of Arizona have been or we expect will be consolidated under In Re Consolidated Zicam Product Liability Cases, Case No. CV 2004-001338. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits. These cases are generally in the early stages and we expect the first trial to begin in August, 2005. Also, plaintiffs’ law firms continue to solicit potential claimants through the Internet and other media. As a result, we expect additional lawsuits to be filed against us.
     We believe the allegations relating to Zicam Cold Remedy are unfounded. Zicam Cold Remedy has been studied in two independent, placebo-control studies. In those studies, there was no statistically significant difference in adverse events between the placebo and non-placebo group, and there was no indication in either group of impairment to the sense of smell. Further, the incidence of smell disorders is reported at 1% to 2% of the population on average, and is very common in those over age 50. Upper respiratory infections are among the most common causes of impairment to sense of smell. Therefore, any product such as Zicam Cold Remedy designed to treat upper respiratory illnesses may be mistakenly associated with distortion of sense of smell. The rate of reported complaints of distortion of sense of smell associated with Zicam Cold Remedy is well below these national incidence levels.
     We convened a two-day meeting of our Scientific Advisory Board in September 2004 to review the findings of studies initiated in the first quarter of fiscal 2004. The Scientific Advisory Board is comprised of medical doctors and researchers that are independent of the Company. Matrixx provided honorariums for members’ attendance at meetings,

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
travel expenses, and funded grants to design and perform research studies investigating the contention that Zicam Cold Remedy zinc gluconate nasal gel is associated with disorders of smell. Members of the Scientific
     Advisory Board presented the results of their studies on the epidemiology, anatomy, and physiology of smell disorders. It was the unanimous opinion of the Scientific Advisory Board that the cumulative scientific evidence does not support the contention that Zicam Cold Remedy zinc gluconate nasal gel is associated with disorders of smell. The Scientific Advisory Board plans to do further testing of the zinc gluconate nasal gel on human volunteers and animal models. We anticipate the Scientific Advisory Board will reconvene from time to time to review the findings of ongoing studies.
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
     Securities Litigation Matters
     Two class action lawsuits were filed in April and May 2004 against the Company, our President and Chief Executive Officer, Carl J. Johnson, and our Executive Vice President and Chief Financial Officer, William J. Hemelt, alleging violations of federal securities laws. On January 18, 2005, the cases were consolidated and the court appointed James V. Sircusano as lead plaintiff. The amended complaint also includes our Vice President of Research and Development, Timothy L. Clarot, as a defendant and was filed March 4, 2005. The consolidated case is Sircusano, et al. vs. Matrixx Initiatives, Inc., et al., in the United States District Court, District of Arizona, Case No. CV04-0886 PHX DKD. Among other things, the lawsuit alleges that between October 2003 and February 2004, we made materially false and misleading statements regarding our Zicam Cold Remedy product, including failing to adequately disclose to the public the details of allegations that our products caused damage to the sense of smell and of certain of the product liability lawsuits described above. We believe the claims made in this matter are without merit. We intend to vigorously defend ourselves in these matters. In accordance with and subject to the provisions of the Company’s Certificate of Incorporation, Messrs. Johnson, Hemelt, and Clarot will be indemnified by the Company for their expenses incurred in defending these lawsuits and for any other losses which they may suffer as a result of these lawsuits. The Company has submitted this matter to its insurance carriers, and may incur charges up to the deductible amount of $1 million. If any liability were to result from these lawsuits, not covered by insurance, we believe our financial results could be materially impacted.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Through our 100%-owned subsidiary, Zicam LLC, we are engaged in the development, production and sale of over-the-counter pharmaceutical and healthcare products. In 2002, we introduced five new Zicam nasal gel products, improved package graphics for our entire Zicam product line and engaged a new sales team to represent our products to retailers. In 2003, we began shipping three new Zicam Cold Remedy products (Oral Mist™, Chewables™ and RapidMelts®). In the third quarter of fiscal 2004, we began shipping our six new Zicam Cough Mist™ products (Cough Mist Adult Cherry, Cough Mist Adult Honey Lemon, Cough Mist Adult Plus Decongestant, Cough Mist Adult Night Time, Cough Mist Kids Cherry, and Cough Mist Kids Plus Decongestant). We expect to begin shipping new products in the third quarter of 2005, as discussed below.
     The Company currently markets 16 products within the overall $3.5 billion retail cough and cold category. The products we market are seasonal in nature, and sales at retail generally increase as the level of population suffering from colds rises. We record sales when products are shipped from our warehouse facilities. During the third quarter, the

Company usually realizes increased sales volume as retailers stock our products and order displays to prepare for the upcoming cough and cold season. Additional sales (re-orders) to retailers are highly dependent upon the incidence of illness within the population. Retail sales of our products are highest during the cough and cold season, which usually runs from September through April. The Company begins extensive advertising campaigns to coincide with the cough and cold season and generally realizes higher advertising expense in the fourth and first quarters of each year. The second quarter of each year generally accounts for less than 10% of annual sales. Our products are currently available at all of the major food, drug, and mass merchant retailers.
     Net sales for the second quarter of fiscal 2005 increased 84% to approximately $6.3 million compared to approximately $3.4 million for the second quarter of 2004. The increased sales in the second quarter of 2005 occurred within all three Zicam product groups (cold, allergy/sinus, and cough). The net loss for the second quarter of 2005 decreased 49% to approximately $(505,000) compared to $(989,000) in the second quarter of 2004. The decrease in net loss is primarily related to the increased sales for the quarter and to the recognition of a pretax reimbursement of $600,000 that is expected from our principal insurance carrier for legal expenses incurred by the Company in defending the product liability lawsuits.
     Net sales for the first six months of 2005 increased 30% to approximately $21.2 million compared to approximately $16.3 million for the first half of 2004. For the first six months of 2005, sales of cold products increased 20% and sales of allergy/sinus products increased 12% compared to the first six months of 2004. Sales of cough products, which were not in distribution during the first half of 2004, accounted for approximately 10% of net sales for the first six months of 2005. Net income for the first half of 2005 increased to approximately $391,000 compared to a net loss of approximately $(393,000) for the first six months of 2004. Net income and earnings per share for the first six months of 2005 reflect actual and expected reimbursement of $1.4 million (approximately $840,000 net of tax) for a portion of legal expense incurred in defense of product liability lawsuits in 2004 and the first and second quarters of this year. Net legal expense was approximately $2.1 million ($3.5 million in legal expense reduced by $1.4 million for expected and actual reimbursement of legal expenditures from our primary insurance carrier) compared to approximately $1.5 million in the first half of 2004.
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
     Since the introduction of our new Zicam Cough Mist products, we now market Zicam products in the cold (3 nasal delivery products and 3 oral delivery products), allergy/sinus (4 nasal delivery products), and cough (6 oral delivery products) market groups of the overall cough and cold category. We expect that our mix of products sold will change due to seasonality and varying growth rates within the market groups. For the six months ended June 30, 2005, our mix of products sold (units) was cold (nasal and oral) — 57%, allergy/sinus — 30%, and cough — 13%, compared to cold — 64% and allergy/sinus — 36% for the six months ended June 30, 2004.
     In February 2005, the Company announced Nasal Comfort, a new brand and product for nasal health. The initial offering under the new brand is a unique product designed to help maintain the critical functions of the nasal cavity and its role in the respiratory process. Nasal Comfort is a preservative free, sterile, hyper-tonic aqueous solution with essential salts and oils that cleanses and moisturizes the nose. The new product will be packaged in a pharmaceutical grade dispenser, employing a patented one-way, micro-filtration pump. The Company anticipates shipments of this product to commence in the third quarter of 2005.
     Additionally, in May 2005, the Company announced new Zicam product line extensions. The Company is adding four new cold and flu relief products (Zicam Cold & Flu Day, Zicam Cold & Flu Nite, Zicam Maximum Strength Flu Day, and Zicam Maximum Strength Flu Nite) to the Zicam franchise. The cold and flu relief products utilize a new spoon dosing delivery system. Each spoon is individually packaged and dosed with medicine to relieve cold and flu symptoms. The innovative flavorless formula can be mixed with a hot or cold beverage and dissolves completely. The Company is also expanding the Zicam Cough Mist line by adding Zicam Cough Mist Max, which provides extended relief up to eight hours and is non-drowsy. The Company anticipates shipments of these new Zicam products to commence in the third quarter of 2005.
     The Company’s management reviews several key performance indicators. First, we compare our year to date sales and net income performance against our stated annual goal for each. For fiscal 2005, our goal is to grow sales 25% — 35%

and net income 10% — 20% above the level realized in 2004. For the six months ended June 30, 2005 net sales have increased 30% and net income increased to approximately $391,000 from a net loss of approximately $(393,000) for the same period in 2004. As noted above net income for the first six months reflects actual and expected reimbursement of $1.4 million for a portion of legal expense incurred in defense of product liability lawsuits. Second, we monitor our share of the cough and cold market. For the 12 weeks ended June 12, 2005, retail sales of our products (as measured by three outlet syndicated scanner data, not including our largest customer, Wal-Mart) increased approximately 62% over the comparable period in the previous year, while the entire cough and cold category increased approximately 13% over the same period. The increased sales of our products for the 12 weeks ended June 12, 2005 achieved a share of approximately 1.5% of the entire cough and cold market compared to a share of 1.0% in the previous year. Third, we measure our ability to maintain strong gross margins on our products. We achieved an average gross margin of 73% for the second quarter of 2005, which is above our goal of 70%, and above the gross margin of 68% achieved in the second quarter of 2004 (gross margins on our current products vary between 65% and 80%). Average gross margin for the first six months of 2005 increased to 72% compared to 68% for the first half of 2004. The increased average gross margin is primarily due to lower costs across our product line resulting in higher gross margins on all of our products compared to the prior year. Fourth, we evaluate our operating performance by reviewing, over time, our ability to decrease administrative and general costs as a percentage of net sales. For the six months ended June 30, 2005, our operating expenses were approximately 70% of our net sales compared to 73% for the first half of 2004. Operating expenses for the first six months have been negatively impacted by an increase in legal expense to $2.1 million (net of the $1.4 million insurance reimbursement discussed in Note 7 of the Consolidated Financial Statements) compared to $1.5 million in the first six months of 2004. The increased legal expense is primarily related to the product liability lawsuits which have been filed against the Company (see Part II, Item 1- “Legal Proceedings”). Finally, we review the distribution of our products by key national retailers. In the first half of 2005, our ten largest retail customers carried, on average, 12 of our 16 Zicam products compared to seven of our ten products in 2004. Those customers accounted for approximately 73% of net sales in the first half of 2005, and 68% of net sales for the first half of 2004. We expect our top retailers to add new products for the 2005/2006 cold season.
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
     We believe that our critical accounting policies and estimates include the accounting for intangible assets and goodwill, accounting for income taxes, revenue recognition, accounting for sales returns and allowances associated with our products, accounting for sales discounts and promotional programs, and accounting for legal contingencies.
     Intangible Assets and Goodwill: We recorded approximately $15.0 million in goodwill in connection with the 40% Zicam, LLC interest acquired from Zensano, Inc. in December 2001. Under SFAS No. 142, goodwill must be tested when a triggering event occurs or at least annually to identify a potential impairment and the amount of any impairment loss. Factors that could affect this analysis would be significant loss of market share, a general decline in Zicam product sales, higher than expected increases in expenses and various other matters. Any change in key assumptions about the business or prospects of Zicam, LLC, or any change in market conditions or other externalities affecting Zicam, LLC, could result in an impairment charge, and such a charge could have a material adverse effect on our financial condition and results of operations. Our annual evaluation of goodwill was completed in the third quarter of 2004 and no impairment was identified. Management has not identified any triggering events since that evaluation was completed. We expect the next evaluation of goodwill to occur in the third quarter of 2005.
     Income Taxes: Due to our significant operating losses prior to 2001, we possess a sizeable tax loss carry-forward, which can be used to reduce our taxable income in future periods. Due to a history of operating losses, we recorded a deferred tax valuation allowance in 2001 and prior years to offset the entire deferred tax asset arising from our tax loss carry-forward. However, due to the significant improvement in our net income in 2002, together with our expectation of continuing profitability in future years, we determined that we are more likely than not to realize the tax benefit associated with our tax loss carry-forward. Consequently, we reduced the deferred tax valuation allowance and recorded a large portion of the deferred tax asset in 2002. The effect of this change was a decrease in our income tax expense of approximately $3.4 million in 2002.
     In 2004 and the first half of 2005, we recorded income tax expense based on our estimated effective income tax rate of 40% for the year and will continue to do so in future periods. In addition, we will continue to evaluate the deferred tax valuation allowance regularly and adjust the amount to reflect our expectation of our ability to realize the tax benefit arising from our tax loss carry-forward and other deferred tax items on a quarterly basis. Should there be a significant change in our expectations of future income or the ability to realize the deferred tax asset, the impact of increasing the deferred tax valuation allowance could be significant, which would negatively impact our earnings.
     Revenue Recognition: The Company recognizes revenue from product sales when earned, that is, when the risks and rewards of ownership have transferred to the customer, which is considered to have occurred upon shipment of the finished product. Sales incentives, promotional allowances, and returns are estimated and recognized at the date of shipment based upon historical activity and current agreements with customers. The Company evaluates these estimates on a monthly basis and revises them as necessary.
     Customer Sales Returns and Allowances: The estimate for product returns is based on our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects potential product returns. Our sales returns experience has been consistent with our estimate for returns. For the first six months of 2005, we recorded a returns provision of 3% of gross sales for the ten Zicam products introduced in 2003 or earlier and a returns provision of 7% of gross sales for the six Zicam Cough Mist products that began shipping in July 2004. In July 2005, we reviewed the return provision for the six Zicam Cough Mist products that began shipping in July 2004 and, based on our review and our product return experience, we reduced the return provision from 7% to 3% on sales of these six products occurring after July 1, 2005. We will review the return provision at least quarterly and adjust these reserve amounts as actual product return experience continues to develop. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected. In addition, we expect that the initial sales returns allowance for any other new products that we introduce (including Nasal Comfort and Zicam Cold & Flu Relief) will be higher than the 3% currently being recorded on our established products, until such products achieve market acceptance.
     Legal Contingencies: We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. We are being sued by approximately 368 individuals in 43 different lawsuits generally alleging that our Zicam Cold Remedy nasal products caused the permanent loss or diminishment of the sense of smell or smell and taste. Two of these lawsuits have been filed as class action lawsuits, although one has been dismissed. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits. In addition, two class action lawsuits (which have been consolidated) have been filed against Matrixx, our President and Chief Executive Officer, Carl J. Johnson, our Executive Vice President and Chief Financial Officer, William J. Hemelt, and our Vice President of Research and Development, Timothy L. Clarot, alleging violation of federal securities laws (see Note 7 of the Condensed Consolidated Financial Statements). While we intend to defend ourselves vigorously in each of these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. Therefore, loss provisions arising from such matters will be recorded when a loss outcome is probable and can be reasonably estimated, to the extent not provided for through insurance or otherwise. At present, we have not been able to determine the probability of a loss outcome in any of the litigation to which we are currently subject. Accordingly, we have not recorded any loss provisions related to such litigation.

Results of Operations for the Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004
     Certain information is set forth below for our Zicam operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2005		2004
Net sales	$6,254,669	100%	$3,391,721	100%
Cost of sales	1,684,820	27	1,071,545	32

Gross profit	4,569,849	73	2,320,176	68
Operating expenses	4,529,521	73	3,471,905	102
Research & development	965,571	15	521,565	15

Income (Loss) from operations	(925,243)	(15)	(1,673,294)	(49)
Interest and other income	125,258	2	28,518	1
Interest expense	—	—	—	—

Income (Loss) before income taxes	(799,985)	(13)	(1,644,776)	(48)
Provision for income taxes	(295,342)	(5)	(655,380)	(19)

Net income (Loss)	(504,643)	(8)%	(989,396)	(29)%

Net Sales
     Net sales for the three months ended June 30, 2005, increased to approximately $6.3 million, or 84% above net sales of $3.4 million for the second quarter in 2004. Approximately 19% of the increase in net sales is attributable to sales of the six new Zicam Cough Mist products introduced in the third quarter of 2004 while approximately 56% of the increase in sales was due to higher sales of our Zicam Cold Remedy products, principally the oral products introduced in 2003; and higher sales of allergy/sinus products, which accounted for 25% of the increased sales compared to the second quarter of 2004. We believe the sales increase of Zicam products is primarily due to greater brand awareness and marketing efforts.
Cost of Sales
     For the second quarter 2005, our cost of sales increased approximately $613,000 or 57% over the cost of sales for the second quarter in 2004 primarily due to the higher number of units sold. The cost per unit sold in the second quarter of 2005 decreased approximately 6% compared to the cost per unit sold during the second quarter of 2004. The lower cost per unit sold is due to lower costs to produce the majority of our products and is primarily due to the lower cost of our redesigned swab product introduced in 2004.
Gross Profit
     Gross profit for the three months ended June 30, 2005 increased 97% to approximately $4.6 million compared to gross profit of approximately $2.3 million for the same period in 2004. The higher gross profit is primarily due to the increase in sales and the lower cost per unit sold. The gross margin achieved during the quarter increased to 73% from 68% in the second quarter of 2004. The gross margins on our current products vary between 65% and 80%. Gross margin will continue to be affected by the relative mix of products sold and changes in product costs that may occur.
Operating Expenses
     Operating expense for the second quarter of 2005 increased to approximately $4.5 million from approximately $3.5 million in the second quarter of 2004. The higher operating expense is primarily due to an increase of approximately $250,000 in non-advertising marketing expense and a $150,000 increase in advertising expense (approximately $831,000 in 2005 compared to approximately $663,000 in 2004).
     Also contributing to the higher operating expense in the second quarter of 2005 compared to the second quarter of 2004 were increases in sales expense of $308,000 related to higher commissions associated with the increased sales level; increased consumer relations expense of approximately $90,000; an increase of $82,000 related to higher insurance expense; and higher labor expense of approximately $66,000.

     Net legal expense for the second quarter of 2005 declined by approximately $278,000 compared to the second quarter 2004. The legal expense for the second quarter of 2005 consists of $1.4 million in legal expense reduced by $600,000 for expected reimbursement of legal expenditures from the Company’s principal insurance carrier compared to approximately $1.1 million in the second quarter of 2004.
     We expect expenses in future periods will vary largely in relation to the level of our advertising and legal expenditures. Advertising expense is heaviest in the first and fourth quarters. We anticipate that we will continue to incur approximately $1.0 million to $1.5 million in legal expense each quarter as a result of the Zicam Cold Remedy product liability and securities litigation matters in which we are engaged (see Note 7 of the Condensed Consolidated Financial Statements), which is generally consistent with our legal expenses during the first and second quarters of fiscal 2005. The Company will continue to seek reimbursement from its insurance carriers and we expect to recognize additional reimbursements for a portion of the legal expense incurred in subsequent periods.
Research and Development
     Research and development expense increased from approximately $522,000 in the second quarter of 2004 to approximately $966,000 in the second quarter of 2005. We expect to invest 4% — 6% of 2005 annual net sales on research and development efforts. We continue to invest in research and development efforts and remain focused on developing new products and anticipate introducing new products in the third quarter of 2005 as well as several improvements to existing products.
Interest & Other Income
     Other income increased to approximately $125,000 in the second quarter of 2005 from approximately $29,000 in the second quarter of 2004. The increase is due to interest earned on the Company’s increased cash position, including the $5 million of restricted cash.
Income (Loss) Before Income Taxes
     The loss before income tax for the three months ended June 30, 2005 decreased 51%, to approximately $(800,000), from approximately $(1.6) million for the second quarter of 2004. The decrease is due to an increase in sales volume and gross margins, which were somewhat offset by higher operating expenses. We expect that net income in future periods will be significantly impacted by the success of our 16 current products, new product introductions (including new products we plan to introduce in 2005), and year over year changes in our advertising, research and development, and legal expenses. We anticipate quarterly earnings will continue to vary along with the seasonality of sales.
Benefit for Income Tax Expense
     We recorded a benefit for income tax expense at our combined federal and state estimated, effective tax rates. Due to the operating loss recorded in the second quarter of 2005, we recognized a benefit in income tax expense of approximately $295,000 compared to $655,000 in the second quarter of 2004.
Net Income (Loss)
     Net loss decreased approximately $485,000, or 49%, to approximately $(505,000) in the second quarter of 2005 compared to a net loss for the second quarter of 2004 of approximately $(989,000).

Results of Operations for the Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
     Certain information is set forth below for our Zicam operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Six Months Ended June 30,
	2005		2004
Net sales	$21,236,259	100%	$16,324,287	100%
Cost of sales	5,922,254	28	5,170,770	32

Gross profit	15,314,005	72	11,153,517	68
Operating expenses	13,353,035	63	10,888,481	67
Research & development	1,465,132	7	992,034	6

Income (Loss) from operations	495,838	2	(726,998)	(4)
Interest and other income	186,413	1	74,350	—
Interest expense	—	—	—	—

Income (Loss) before income taxes	682,251	3	(652,648)	(4)
Provision for income taxes	291,336	1	(259,890)	(2)

Net income (Loss)	$390,915	2%	$(392,758)	(2)%

Net Sales
     Net sales for the six months ended June 30, 2005 increased to approximately $21.2 million, or 30% above net sales of approximately $16.3 million for the first six months in 2004. Approximately 44% of the increase was due to higher sales of our Zicam Cold Remedy products, principally the oral products introduced in 2003; approximately 42% of the increase was attributable to sales of the six new Zicam Cough Mist products introduced in the third quarter of 2004, and; higher sales of allergy/sinus products, which accounted for 14% of the increase. We believe the sales increase of Zicam products is primarily due to greater brand awareness and marketing efforts.
Cost of Sales
     For the first half of 2005, our cost of sales increased approximately $751,000 or 15% over the cost of sales for the first half in 2004. The increase is due to the higher number of units sold in the first half of 2005. The cost per unit sold in the first six months of 2005 decreased approximately 12% compared to the cost per unit sold during the first six months in 2004. The lower cost per unit sold is due to lower costs to produce the majority of our products and is primarily due to the lower cost of our redesigned swab product introduced in 2004.
Gross Profit
     Gross profit for the six months ended June 30, 2005 increased approximately 37% to $15.3 million compared to gross profit of approximately $11.2 million for the same period in 2004. The increase is primarily due to higher sales and the lower cost per unit sold. The average gross margin achieved during the first half of 2005 increased to 72% from 68% in the first half of 2004. The gross margins on our current products vary between 65% and 80%. Gross margin will continue to be affected by the relative mix of products sold and changes in product costs that may occur.
Operating Expenses
     Operating expense for the six months ended June 30, 2005 increased to approximately $13.4 million from approximately $10.9 million in the first half of 2004. The increase is primarily due to an increase of approximately $0.6 million in legal expense associated with product liability and securities litigation claims. For the first six months of 2005, net legal expense was approximately $2.1 million ($3.5 million in legal expense reduced by $1.4 million for expected and actual reimbursement of legal expenditures from our primary insurance carrier) compared to approximately $1.5 million in the first half of 2004.

     Also contributing to the higher operating expenses in the first half of 2005 were increases in non-advertising marketing expense of approximately $0.5 million, increased advertising expense of approximately $0.3 million (approximately $5.3 million in the first half of 2005 compared to approximately $5.0 million in the first half of 2004); increased sales expense of approximately $0.3 million, primarily due to increased commissions expense associated with the higher sales level. There was also an increase in labor expense of approximately $0.4 million in the first six months of 2005 as well as an increase in insurance expense of approximately $0.2 million.
     We expect expenses in future periods will vary largely in relation to the level of our advertising and legal expenditures. Advertising expense is heaviest in the first and fourth quarters. We anticipate that we will continue to incur approximately $1.0 million to $1.5 million in legal expense each quarter as a result of the Zicam Cold Remedy product liability and securities litigation matters in which we are engaged (see Note 7 of the Condensed Consolidated Financial Statements), which is generally consistent with our legal expenses during the first half of 2005. The Company will continue to seek reimbursement from its insurance carriers and we expect to recognize additional reimbursements for a portion of the legal expense incurred in subsequent periods.
Research and Development
     Research and development expense increased from approximately $1.0 million in the first half of 2004 to approximately $1.5 million in the first half of 2005. We expect to invest 4% to 6% of 2005 annual net sales on research and development efforts. We continue to invest in research and development efforts and remain focused on developing new products and anticipate introducing new products in the third quarter of 2005 as well as several improvements to existing products.
Interest & Other Income
     Other income increased to approximately $186,000 in the first six months of 2005 from $74,000 in the first six months of 2004. The increase is due to interest earned on the Company’s increased cash position, including the $5 million of restricted cash.
Income(Loss) Before Income Taxes
     Income before income tax for the six months ended June 30, 2005 increased 205%, to approximately $682,000, from a loss before income taxes of approximately $(653,000) for the first six months of 2004. The increase is due to an increase in sales and gross margin, partially offset by an increase in operating expenses. We expect that net income in future periods will be significantly impacted by the success of our 16 current products, new product introductions (including new products we plan to introduce in 2005), and year over year changes in our advertising, research and development, and legal expenses. We anticipate quarterly earnings will continue to vary along with the seasonality of sales.
Provision for Income Tax Expense
     We recorded a provision for income tax expense at our combined federal and state estimated, effective tax rates. Due to operating income recorded in the first half of 2005, we recognized income tax expense of approximately $291,000 compared to a benefit for income tax recorded in the first half of 2005 of approximately $(260,000).
Net Income (Loss)
     Net income increased approximately $784,000, or 200%, to approximately $391,000 for the six months ended June 30, 2005 compared to a net loss for the first half of 2004 of approximately $(393,000).
Liquidity and Capital Resources
     Our working capital increased to $23.8 million as of June 30, 2005 from $23.2 million as of December 31, 2004, an increase of approximately $600,000. During the first six months of 2005, we experienced an increase in available cash of approximately $736,000. The increase in cash stems from cash generated by operations of approximately $1.1 million being offset by approximately $0.4 million used by investing activities. The increase in cash from operations was driven by higher sales during the first half of 2005 and cash receipts of those sales. The Company’s principal source of liquidity is cash generated from sales of our products to retailers and distributors. The majority of sales are given 30 day credit terms; however, payment terms are occasionally extended, as retailers begin to increase inventory of our products prior to the onset of the cough and cold season. The Company records an estimated allowance for potentially uncollectible accounts, which is reviewed on a monthly basis. We believe our allowance as of June 30, 2005 is adequate.

     The change in accounts receivable, inventory, accounts payable and accrued expenses largely reflects the increase in the Company’s business and reflects the seasonal nature of the Company’s business. The Company records the bulk of its sales, which is reflected in higher accounts receivable, in the third, fourth and first quarters; builds inventory during the second through fourth quarter periods; and advertises its products, which is the largest component of accrued expenses, in the fourth and first quarters. Although affected by the build-up of inventory in the second through fourth quarters, accounts payable and accrued expenses are more significantly affected by advertising spending, which largely occurs in the fourth and first quarters. Generally, to the extent our operations are profitable, our business is cash-flow positive. Additionally, due to our sizeable tax loss carryforward, we have not incurred sizeable income tax payments. We expect that we will not incur sizable tax payments through 2005. However, we anticipate the tax loss carryforward will be absorbed in 2005 and we will incur tax payments in future years. We do have working capital requirements arising from the increase of inventory and accounts receivable in excess of the increase in accounts payable, but these vary throughout the year reflecting the seasonal nature of our business.
     Historically, the Company has had very low capital expenditures since we rely on contract manufacturers to produce our products. Typical capital expenditures include investments in technology, office furniture, and leasehold improvements. The Company occasionally provides deposits and prepayments to our manufacturers to improve and increase manufacturing capabilities for our products.
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
     We have a $4.0 million dollar credit facility with Comerica Bank that Comerica has agreed to renew for a two-year term beginning in August 2005, subject to the completion of final documentation. The interest rate under the new credit facility is expected to be 0.25% above prime (or 6.5% at June 30, 2005), which would represent a reduction from the current rate of 0.75% above prime. We are in compliance with the earnings and financial covenants contained in our current credit agreement. We believe that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months.
Contractual Obligations
     We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations
	(In thousands of dollars)
	Payments due by Period as of June 30, 2005
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	306	120	186	0	0
Purchase Obligations	1,678	1,678	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$1,984	$1,798	$186	$0	$0

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS
Forward Looking Statements
     This Report on Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:
•	our anticipation that we will continue to incur approximately $1.0 to $1.5 million in legal expense each quarter as a result of the Zicam Cold Remedy product liability and securities litigation in which we are engaged;

•	our intention to vigorously defend the Zicam Cold Remedy product liability and securities litigation claims, our expectation that additional product liability lawsuits will be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;

•	our expectations regarding 2005 net sales growth of 25% to 35% and 2005 net income growth of 10% to 20%, compared to 2004;

•	our belief that new advertising approaches and public relations efforts will continue to build brand awareness and attract new users;

•	our expectation that the trend of growth in sales in future periods will continue as we expand consumer awareness and acceptance of our entire Zicam brand of products, increase distribution, introduce new products, and avoid additional adverse publicity;

•	our expectation regarding future net income, our belief that expenditures for advertising and research and development will vary by quarter throughout the year, and our expectation that advertising expenses will be heaviest in our first and fourth fiscal quarters;

•	our anticipation of increased sales in the third and fourth quarters;

•	our anticipation that initial sales and shipments of the Nasal Comfort brand will begin in the third quarter of 2005;

•	our expectation that initial sales and shipments of the four Zicam Cold and Flu Relief products and the new Zicam Cough Mist Max will begin in the third quarter of 2005;

•	our belief that the new brand, Nasal Comfort, will gain consumer acceptance and retail distribution;

•	our expectation of the effect of recently issued accounting standards;

•	our expectation that our mix of products sold will change due to seasonality and varying growth rates within our three market categories;

•	our expectation of our 10 largest retailers adding new products;

•	our expectation of continuing profitability in future years;

•	our intention to review our product return reserve provision monthly and adjust the reserve amounts as actual product return experience continues to develop, and our expectation that a higher sales returns allowance will be recorded in the future for new products that we introduce until such products achieve market acceptance;

•	our intention to evaluate and adjust as appropriate the deferred tax valuation allowance and expectation of realizing the tax benefit arising from our tax loss carryforward;

•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold;

•	our expectation of achieving a 70% gross margin for 2005;

•	our expectation that our net income and operating expenses in future periods will vary largely in connection with the level of our advertising, research and development, and legal expenses;

•	our expectation that research and development spending will be between 4-6% of net sales for 2005 and in subsequent years;

•	our expectation that earnings in future periods will be significantly impacted by the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;

•	our Scientific Advisory Board’s plan to do further testing of the zinc gluconate nasal gel on human volunteers and animal models, and our expectation that members of the Scientific Advisory Board will reconvene from time to time to review the findings of such research;

•	our belief that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months;

•	we may need to commit an additional $5 million to the self-funded insurance program;

•	our expectation regarding reimbursement for legal expense from our insurance carriers and our belief that our insurance coverage is adequate;

•	our having no plans to directly manufacture and store our products; and

•	our belief that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.
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
Risk Factors
We may continue to incur significant costs resulting from product liability claims or securities litigation
     We are subject to significant liability should use or consumption of our products cause injury, illness or death. Presently, we are being sued by approximately 368 individuals in 43 different product liability lawsuits (two of which have been filed as class action lawsuits, although one of the class action suits has been dismissed) relating to our Zicam Cold Remedy product. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits. Although we carry product liability insurance, we cannot be sure that our insurance will be adequate to protect us against product liability claims or that insurance coverage will continue to be available. Product liability claims, such as those described in the Annual Report on Form 10-K for our 2004 fiscal year and in this Report on Form 10-Q, even if without merit or for which we have substantial coverage, could result in significant legal defense costs, thereby increasing our expenses and lowering our earnings. Such claims, whether or not proven to be valid, could have a material adverse effect on our product branding and goodwill, resulting in reduced market acceptance of our products. In addition, any adverse decision in such litigation could require significant damages to be paid or result in adverse publicity, either of which could materially adversely affect our results of operations and financial condition. Separately, the Company and three of its officers are also subject to two class action lawsuits (which have been consolidated) alleging violations of securities laws. Any adverse decision in such litigation could materially adversely affect our results of operations and financial condition.
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
If our products, particularly our new brand Nasal Comfort, do not gain widespread market acceptance or receive additional adverse publicity, our anticipated sales and results of operations will suffer
     Although we believe that each of our products offers unique benefits to consumers, we cannot be certain that any of the products will achieve or continue to enjoy widespread acceptance by the market. While we are working to increase the market presence of all of our products, including new products, we cannot be certain that demand for our products will grow. If products under the new brand do not achieve consumer acceptance, operating results could be materially adversely affected. Additionally, if problems arise concerning the efficacy or safety of any of our products, or if any of our products receives additional adverse publicity, or if any of our products fails to achieve widespread market acceptance for any other reason, our operating results and prospects would be materially adversely affected. Our results could also be affected by fluctuations in buying patterns and inventory levels of major customers.
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
Our inability to provide scientific proof for product claims may adversely affect our sales
     The marketing of our Zicam products involves claims that these products assist in reducing the duration and severity of the common cold (in the case of Zicam Cold Remedy products) and controlling allergy symptoms (in the case of Zicam Allergy Relief). Under Food and Drug Administration (“FDA”) and Federal Trade Commission (“FTC”) rules, we are required to obtain scientific data to support any health claims we make concerning our products. We have obtained scientific data for our product claims; however, we cannot be certain that the scientific data we have obtained in support of our claims will be deemed acceptable to the FDA, FTC or other regulatory bodies. If any regulatory body requests supporting information and we are unable to provide support that is acceptable, either the FDA or FTC could force us to stop making the claims in question or restrict us from selling the affected products.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank. At no time during the first half of fiscal 2005 did we have any outstanding balance against this line of credit. In July 2004, we borrowed $2 million against our credit facility with Comerica Bank. The primary purpose for the borrowing was to provide additional liquidity as we built inventory for expected increases in sales during the second half of 2004. We generally extend payment terms for customers during the third quarter as customers purchase new products and build inventory for the upcoming cough and cold season. We repaid the debt in the fourth quarter of 2004 and ended fiscal

2004 with no debt. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.
     As of June 30, 2005 and December 31, 2004, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal 2004 or the period ended March 31, 2005) or commodity price risk.
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
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 7 of the Condensed Consolidated Financial Statements for a discussion of the principal legal proceedings to which the Company is a party.
Item 4. Submission of Matters to a Vote of Security Holders
     At our 2005 annual meeting of stockholders held on May 24, 2005, our stockholders elected Lori H. Bush, William C. Egan, and Carl J. Johnson to our Board of Directors for terms of three years each. There were present at the meeting, in person or by proxy, stockholders of the Company who were holders of record on the Record Date, of 9,373,296 shares of common stock, or 98.54% of the total shares of the outstanding common stock of the Company, which constituted a quorum. Of the 9,511,595 shares entitled to vote in such election, the votes cast were as follows:

Director	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
Lori H. Bush	9,051,695	321,600	0	0
William C. Egan	9,074,388	298,908	0	0
Carl J. Johnson	9,092,861	280,435	0	0
     The Company's four other directors at the time of our annual meeting, Edward Faber, L. White Matthews, Edward J. Walsh, and Michael A. Zeher, were not scheduled for election this year and will continue as members of the board.
     Additionally, stockholders approved an amendment to the Company’s 2001 Long-Term Incentive Plan to increase the number of shares authorized for issuance under the plan from 1,000,000 to 1,500,000. Of the 9,511,595 shares entitled to vote in approving the amendment, the votes cast were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
3,333,373	1,144,605	53,528	4,841,790
Item 6. Exhibits

Exhibit No.	Title
3.01	Articles of Incorporation and Amendments thereto of the registrant (1)

3.02	Bylaws of the registrant (1)

4.01	Rights Agreement dated as of July 22, 2002 by and between the registrant and Corporate Stock Transfer, Inc. (2)

10.01	**Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan (3)

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350

*	Filed with this Report on Form 10-Q.

**	Indicates management compensatory contract, plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, filed July 23, 2002, file number 001-31404.

(3)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement, filed April 8, 2005, file number 001-31404.

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

August 5, 2005