Form 10-Q
period 2005-09-30
MATRIXX INITIATIVES INC
filed 2005-11-03
CIK 1006195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2005
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___
Commission File number 001-31404
Matrixx Initiatives, Inc.
(Name of registrant as specified in its charter)

Delaware	87-0482806
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4742 N. 24th Street, Suite 455
Phoenix, AZ 85016
(Address of principal executive offices)
(602) 385-8888
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
There were 9,588,529 shares of the registrant’s common stock, $.001 par value, outstanding as of October 31, 2005.

MATRIXX INITIATIVES, INC.
FORM 10-Q
INDEX
Unless otherwise indicated in this quarterly report, “Matrixx,” “us,” “we,” “our”, “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$7,335,746	$12,694,486
Accounts receivable:
Trade, net allowance for doubtful accounts of $601,282 and $555,240	20,852,675	12,386,026
Other	1,167,839	—
Inventories	10,573,896	7,241,434
Prepaid expenses and other	922,344	887,586
Interest receivable	71,273	57,658
Deferred tax asset	1,568,917	5,029,600

Total Current Assets	42,492,690	38,296,790

Property and Equipment, at cost:
Office furniture and equipment	883,179	780,961
Machine tooling	150,000	150,000
Leasehold improvements	178,757	179,644

	1,211,936	1,110,605
Less accumulated depreciation	(656,834)	(457,718)

Net Property and Equipment	555,102	652,887

Other Assets:
Deposits	505,854	220,190
Restricted cash	5,000,000	5,000,000
Debt issuance costs, net of accumulated amortization of $5,832 and $18,750	17,495	6,250
Patents, net of accumulated amortization of $256,171 and $205,861	867,429	917,739
Goodwill	15,039,836	15,039,836

Total Other Assets	21,430,614	21,184,015

Total Assets	$64,478,406	$60,133,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

	September 30, 2005	December 31, 2004
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,820,702	$4,699,316
Accrued expenses	4,779,546	6,314,971
Sales commissions	917,692	1,261,899
Sales returns and allowances	3,181,088	2,605,260
Accrued taxes	156,300	209,946

Total Current Liabilities	12,855,328	15,091,392

Deferred tax liability	916,738	916,738

Total Liabilities	13,772,066	16,008,130

Commitments and contingencies

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,578,395 and 9,520,198 shares issued and outstanding	9,578	9,520
Additional paid in capital	43,158,252	42,527,862
Unearned compensation	(80,500)	—
Accumulated earnings	8,015,314	1,984,484

	51,102,644	44,521,866

Less common stock held in treasury, at cost (53,800 and 53,800 shares)	(396,304)	(396,304)

Total Stockholders’ Equity	50,706,340	44,125,562

Total Liabilities and Stockholders’ Equity	$64,478,406	$60,133,692

The accompanying notes are an integral part of these condensed consolidated fiancial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,
	2005	2004
Net sales	$25,202,624	$16,904,856
Cost of sales	8,153,578	5,234,606

Gross Profit	17,049,046	11,670,250

Operating expenses	7,007,818	5,428,992
Research and development	784,087	353,509

Income From Operations	9,257,141	5,887,749

Other Income (Expense):
Interest and other income	114,514	271,444
Interest and other expense	—	(22,937)

Total Other Income (Expense)	114,514	248,507

Income Before Provision For Income Taxes	9,371,655	6,136,256

Provision for income taxes	3,731,740	2,459,272

Net Income	$5,639,915	$3,676,984

Net Income Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,483,174	9,491,191
Net Income Per Share of Common Stock	$0.59	$0.39

Diluted:
Weighted Average Number of Common Shares Outstanding	9,696,344	9,536,399
Net Income Per Share of Common Stock	$0.58	$0.39
The accompanying notes are an integral part of these condensed consolidated fiancial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine months ended September 30,
	2005	2004
Net sales	$46,438,883	$33,229,143
Cost of sales	14,075,832	10,405,376

Gross Profit	32,363,051	22,823,767

Operating expenses	20,360,853	16,317,473
Research and development	2,249,219	1,345,543

Income From Operations	9,752,979	5,160,751

Other Income (Expense):
Interest and other income	300,927	345,794
Interest and other expense	—	(22,937)

Total Other Income (Expense)	300,927	322,857

Income Before Provision For Income Taxes	10,053,906	5,483,608
Provision for income taxes	4,023,076	2,199,382

Net Income	$6,030,830	$3,284,226

Net Income Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,482,262	9,493,115
Net Income Per Share of Common Stock	$0.64	$0.35

Diluted:
Weighted Average Number of Common Shares Outstanding	9,702,307	9,574,215
Net Income Per Share of Common Stock	$0.62	$0.34
The accompanying notes are an integral part of these condensed consolidated fiancial statements.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$6,030,830	$3,284,226
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	199,116	145,312
Amortization	50,310	50,311
Amortization of debt issuance costs	14,202	12,500
Deferred income taxes	3,460,683	2,113,283
Common stock issued for compensation	506,884	—
Changes in assets and liabilities:
Accounts receivable	(9,634,488)	(801,114)
Inventories	(3,332,462)	(5,626,991)
Prepaid expenses and other	(34,758)	(682,060)
Interest receivable	(13,615)	(35,589)
Accounts payable	(878,614)	(1,438,090)
Accrued expenses	(1,933,278)	(437,603)
Sales returns and allowances	575,828	344,873

Net Cash (Used) By Operating Activities	(4,989,362)	(3,070,942)

Cash Flows From Investing Activities:
Capital expenditures	(101,331)	(237,920)
Deposits and other	(285,664)	107,480
Restricted cash	—	(5,000,000)

Net Cash (Used) By Investing Activities	(386,995)	(5,130,440)

Cash Flows From Financing Activities:
Purchase of treasury stock	—	(157,081)
Debt issuance costs	(25,447)	(25,000)
Proceeds from borrowing	—	2,000,000
Issuance of common stock	43,064	369,149

Net Cash Provided By Financing Activities	17,617	2,187,068

Net (Decrease) in Cash and Cash Equivalents	(5,358,740)	(6,014,314)

Cash and Cash Equivalents at Beginning of Period	12,694,486	10,682,614

Cash and Cash Equivalents at End of Period	$7,335,746	$4,668,300

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$14,194
Income taxes	653,954	327,739
The accompanying notes are an integral part of these condensed consolidated fiancial statements.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
1. Financial Statements
     The accompanying financial information of Matrixx Initiatives, Inc. is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2005 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2005. The products we market are seasonal in nature, and sales at retail generally increase as the level of population suffering from colds rises. We record sales when products are shipped from our warehouse facilities. During the third quarter the Company usually realizes increased sales volume as retailers stock our products and order displays to prepare for the upcoming cough and cold season. Retail consumption of our products is highest during the cough and cold season, which usually runs from October through March. It is recommended that this financial information be read in conjunction with the complete financial statements included in Matrixx’s Annual Report on Form 10-K for the year ended December 31, 2004 previously filed with the Securities and Exchange Commission.
2. Stock-Based Compensation
     The Company adopted the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to SFAS 123", which prefers that companies apply a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permits entities the option of continuing to apply the guidance of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, as long as the footnotes to the financial statements disclose what net income would have been had the preferable fair-value-based method been used. The Company currently measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25 and related interpretations in accounting for its stock-based compensation plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. The Company’s ability to utilize the alternative guidance of APB No. 25, however, will cease as of January 2006, as explained in Note 5 to the Condensed Consolidated Financial Statements. Beginning in January 2006, the Company will be required to measure the cost of services received in exchange for equity instruments based on the grant-date fair value of the award and that cost will be recognized as compensation expense over the requisite service, or vesting, period. On February 7, 2005, the Company’s Compensation Committee approved a new executive stock ownership requirement and approved the immediate vesting of all outstanding stock options previously granted under the Company’s option plans, including those granted to executive officers and directors, for which the option exercise price was above the closing price on February 7, 2005 (refer to Form 8-K filing dated February 7, 2005). The immediate vesting of these options will avoid the compensation expense in future periods for these options, which were granted prior to the implementation of SFAS No. 123R (see Note 5), and reflects the Company’s expectation of fewer option grants in future periods. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would be reduced to the following pro forma amounts:

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income applicable to common shareholders, as reported	$5,639,915	$3,676,984	$6,030,830	$3,284,226
Stock-based employee compensation expense included in net earnings, net of tax	—	—	—	—
Less stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	52,306	234,036	1,504,469	807,967

Pro forma Net Income	$5,587,609	$3,442,948	$4,526,362	$2,476,259

Net income per share of common stock:
Basic:
As reported	$0.59	$0.39	$0.64	$0.35
Pro forma	$0.59	$0.36	$0.48	$0.26
Diluted
As reported	$0.58	$0.39	$0.62	$0.34
Pro forma	$0.58	$0.36	$0.47	$0.26
     For the nine months ended September 30, 2005, 5,500 options were exercised for total proceeds to the Company of $43,065 and 52,697 shares of restricted stock were granted.
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
     The table below summarizes the elements included in the calculation of basic and diluted net income per common share for the three and nine months ended September 30, 2005 and 2004. Options, warrants and other incremental shares to purchase 265,675 and 391,893 shares of common stock for the three months ended September 30, 2005 and 2004, and 275,675 and 357,963 shares of common stock for the nine months ended September 30, 2005 and 2004, respectively, were not included in the computation of diluted loss per share because their effect would be anti-dilutive.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income applicable to common shareholders	$5,639,915	$3,676,984	$6,030,830	$3,284,226

Weighted average common shares outstanding — Basic	9,483,174	9,491,191	9,482,262	9,493,115
Dilutive Securities	213,170	45,208	220,045	81,100

Weighted average common shares outstanding — Diluted	9,696,344	9,536,399	9,702,307	9,574,215

Net Income per common share:
Basic	$0.59	$0.39	$0.64	$0.35
Diluted	$0.58	$0.39	$0.62	$0.34
4. Inventories
     Inventories are stated at the lower of cost or market. The Company uses first-in, first-out (FIFO) to value inventory. Inventories consisted of the following at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
Raw materials and packaging	$4,755,635	$2,140,915
Finished goods	6,198,385	5,580,974
Less reserve for obsolescence	(380,124)	(480,455)

Total	$10,573,896	$7,241,434
5. Recently Issued Accounting Standards
     The Financial Accounting Standards Board (FASB) issued SFAS No. 123R (Revised 2004), Share-Based Payment, which was originally scheduled to take effect for reporting periods beginning after June 15, 2005 (third quarter adoption for the Company). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “ Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, the statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Currently, in accordance with APB No. 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock plans as the exercise price equals or exceeds the stock price on the date of grant. Under SFAS No. 123R, the Company will be required to measure the cost of services received in exchange for equity instruments based on the grant-date fair value of the award and that cost will be recognized to expense over the requisite service, or vesting, period. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such equity instruments. The Company will use the Black-Scholes option-pricing model in valuing such equity instruments. Upon adoption of SFAS No. 123R, the Company can elect either Modified Prospective Application (MPA) or the Modified Retrospective Application (MRA). The MPA applies SFAS No. 123R to new awards and awards modified after the effective date, and to that portion of outstanding awards for which part or all of the requisite service will be rendered on or after the effective date. The MRA applies SFAS No. 123R to either all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. The Company has chosen to apply the MPA method. Note 2 to the Condensed Consolidated Financial Statements illustrates the effects on net income and earnings per share if the Company had adopted SFAS No. 123R using the Black-Scholes option-pricing model.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     On February 7, 2005, the Company’s Compensation Committee approved a new executive stock ownership requirement and approved the immediate vesting of all outstanding stock options previously granted under the Company’s option plans, including those granted to executive officers and directors, for which the option exercise price was above the closing price on February 7, 2005 (refer to Form 8-K filing dated February 7, 2005). The immediate vesting of these options will avoid the compensation expense in future periods for these options which were granted prior to the implementation of SFAS No. 123R.
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
6. Insurance Program
     In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. Under the program, we have agreed to reimburse our insurer for its claims administration expenses and for amounts paid out by it in settlement of product liability claims filed after the initial date of the program and which are not covered by insurance programs from prior years. The terms of the program require us to maintain an irrevocable, evergreen letter of credit issued by a bank or other financial institution to secure our reimbursement obligations to our insurer. We have a $5.0 million letter of credit with Comerica Bank and have reserved an equal amount of cash to secure repayments of amounts that become due under the letter of credit. The $5.0 million reserve is classified as Restricted Cash on the condensed consolidated balance sheet and has been placed in an interest-bearing certificate of deposit. The Company may need to commit an additional $5 million to the self-funded insurance program during the year.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Legal Proceedings
     Litigation
     The Company is involved in various product liability claims and other legal proceedings. The Company’s legal expense continues to have a significant impact on the results of operations as the Company defends itself against the various claims. Net income and earnings per share for the third quarter of 2005 reflect the effect of an expected pretax reimbursement of $300,000 from our principal insurance carrier for legal expenses incurred by the Company in defense of the product liability lawsuits during the third quarter of 2005. Third quarter 2005 legal expense was approximately $2.0 million, reduced by an expected reimbursement of $300,000 from our principal insurance carrier, resulting in net legal expense of approximately $1.7 million compared to approximately $1.8 million in the third quarter of 2004. For the first nine months of 2005, net legal expense was $3.8 million ($5.5 million in legal expense reduced by $1.7 million for expected and actual reimbursement of legal expenditures) compared to approximately $3.3 million in the first nine months of 2004. There was no reimbursement of legal expense recognized in 2004. We expect to recognize additional reimbursements from our insurance carriers for a portion of the legal expense incurred in subsequent periods.
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
     We are currently being sued by approximately 366 individuals in 41 different lawsuits, alleging that our Zicam Cold Remedy product caused the permanent loss or diminishment of the sense of smell or smell and taste. One of these lawsuits was filed as a class action lawsuit covering named and unnamed plaintiffs.
     In addition to the lawsuits previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, the new cases are: Dobson, Donald and Jeannette vs. Matrixx Initiatives, Inc., et al., filed September 23, 2005, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, Case No. 50 2005CA 009059 XXXX MB; Spiegel, Sylvia vs. Matrixx Initiatives, Inc., et al., filed September 1, 2005, in the Superior Court of Los Angeles, South District, Long Beach, Case No. NC037418.
     Generally, the cases filed in the Superior Court of Arizona have been or we expect will be consolidated under In Re Consolidated Zicam Product Liability Cases, Case No. CV 2004-001338. During the period covered by this report, the following case was consolidated: Alexander, et al., vs. Matrixx Initiatives, Inc., et al., filed June 30, 2005, in the Superior Court of Arizona (Maricopa County), Case No. CV2005-051224 has been consolidated under In Re Consolidated Zicam Product Liability Cases, Superior Court of Arizona (Maricopa County), Case No. CV2004-001338. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits. These cases are generally in the early stages and we do not expect any trials to begin until the first half of 2006. Also, plaintiffs’ law firms continue to solicit potential claimants through the Internet and other media. As a result, we expect additional lawsuits to be filed against us.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     On August 9, 2005, the Company entered into a settlement agreement to resolve the claim with respect to the case Nelson vs. Matrixx Initiatives, Inc., et al., filed December 8, 2003, in the Superior Court of the State of California for the County of Los Angeles, Case No. YC048136. The terms of the settlement agreement are confidential. This settlement did not have a material adverse effect on the Company’s financial position or results of operations.
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
     We convened a meeting of our Scientific Advisory Board in September 2004 to review the findings of studies initiated in the first quarter of fiscal 2004. The Scientific Advisory Board is comprised of medical doctors and researchers that are independent of the Company. Matrixx provided honorariums for members’ attendance at meetings, travel expenses, and funded grants to design and perform research studies investigating the contention that Zicam Cold Remedy zinc gluconate nasal gel is associated with disorders of smell. Members of the Scientific Advisory Board presented the results of their studies on the epidemiology, anatomy, and physiology of smell disorders. It was the unanimous opinion of the Scientific Advisory Board that the cumulative scientific evidence does not support the contention that Zicam Cold Remedy zinc gluconate nasal gel is associated with disorders of smell (as reported in the Company’s 8-K filed Oct. 5, 2004). The Scientific Advisory Board may reconvene from time to time to review the findings of ongoing studies.
     We have submitted all of the existing lawsuits to our insurance carriers. In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier (see Note 6 of the Condensed Consolidated Financial Statements). If the fully-funded program were to incur any liability, the Company’s financial results could be materially impacted. We cannot predict the outcome of the litigation, but we will defend ourselves vigorously. If any liability were to result from one or more of these or future lawsuits, we believe our financial results could be materially impacted. Our financial results could also be materially impacted by the adverse publicity that may result from the lawsuits.
     Securities Litigation Matters
     Two class action lawsuits were filed in April and May 2004 against the Company, our President and Chief Executive Officer, Carl J. Johnson, and our Executive Vice President and Chief Financial Officer, William J. Hemelt, alleging violations of federal securities laws. On January 18, 2005, the cases were consolidated and the court appointed James V. Sircusano as lead plaintiff. The amended complaint also includes our Vice President of Research and Development, Timothy L. Clarot, as a defendant and was filed March 4, 2005. The consolidated case is Sircusano, et al. vs. Matrixx Initiatives, Inc., et al., in the United States District Court, District of Arizona, Case No. CV04-0886 PHX DKD. Among other things, the lawsuit alleges that between October 2003 and February 2004, we made materially false and misleading statements regarding our Zicam Cold Remedy product, including failing to adequately disclose to the public the details of allegations that our products caused damage to the sense of smell and of certain of the product liability lawsuits described above. We believe the claims made in this matter are without merit and are vigorously defending ourself in these matters. In accordance with and subject to the provisions of the Company’s Certificate of Incorporation, Messrs. Johnson, Hemelt, and Clarot will be indemnified by the Company for their expenses incurred in defending these lawsuits and for any other losses which they may suffer as a result of these lawsuits. The Company has submitted this matter to its insurance carriers, and may incur charges up to the deductible amount of $1 million. If any liability were to result from these lawsuits, not covered by insurance, we believe our financial results could be materially impacted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Through our 100%-owned subsidiary, Zicam LLC, we are engaged in the development, production and sale of over-the-counter pharmaceutical and healthcare products. In 2002, we introduced five new Zicam nasal gel products, improved package graphics for our entire Zicam product line and engaged a new sales team to represent our products to retailers. In 2003, we began shipping three new Zicam Cold Remedy products (Oral Mist™, Chewables™ and RapidMelts®). In the third quarter of fiscal 2004, we began shipping our six new Zicam Cough Mist™ products (Cough Mist Adult Cherry, Cough Mist Adult Honey Lemon, Cough Mist Adult Plus Decongestant, Cough Mist Adult Night Time, Cough Mist Kids Cherry, and Cough Mist Kids Plus Decongestant). During the third quarter of 2005 the Company began initial shipments of new products and line extensions. The new products are Zicam Cough Mist Max, four new Zicam Cold & Flu relief products (Zicam Cold & Flu Day, Zicam Cold & Flu Nite, Zicam Maximum Strength Flu Day, and Zicam Maximum Strength Flu Nite), and our new Nasal Comfort™ branded products.
     With the addition of new products, the Company now markets 23 products within the overall $3.5 billion retail cough and cold category. Most of the products we market are seasonal in nature, and sales at retail generally increase as the level of population suffering from colds rises. We record sales when products are shipped from our warehouse facilities. During the third quarter, the Company usually realizes increased sales volume as retailers stock our products and order displays to prepare for the upcoming cough and cold season. Additional sales (re-orders) to retailers are highly dependent upon the incidence of illness within the population. Retail sales of our products are highest during the cough and cold season, which usually runs from October through March. The Company begins extensive advertising campaigns to coincide with the cough and cold season and generally realizes higher advertising expense in the fourth and first quarters of each year. The second quarter of each year generally accounts for less than 10% of annual sales. Our products are currently available at all of the major food, drug, and mass merchant retailers.
     Net sales for the third quarter of fiscal 2005 increased 49% to approximately $25.2 million compared to approximately $16.9 million for the third quarter of 2004. Third quarter sales reflect initial sales of new products, which include the two Nasal Comfort™ items, four Zicam Flu products, and Zicam Cough Mist Max. New products accounted for approximately 22% of third quarter net sales. Sales growth of the Zicam Cold Remedy group and the Allergy/Sinus group were 46% and 22% respectively, above the third quarter of 2004. Net income for the third quarter of 2005 increased 53% to approximately $5.6 million compared to $3.7 million in the third quarter of 2004. The higher net income is primarily due to the increased sales.
     Net sales for the nine months ended September 30, 2005 advanced 40% to approximately $46.4 million compared to approximately $33.2 million for the first nine months of 2004. For the first nine months of 2005, sales of Cold Remedy products increased 33% and sales of allergy/sinus products increased 14% compared to the first nine months of 2004. Sales of cough products, which were not in distribution during the first half of 2004, accounted for approximately 9% of net sales for the first nine months of 2005. Net income for the nine months ended September 30, 2005 increased to approximately $6.0 million compared to approximately $3.3 million for the comparable period in 2004. Net income and earnings per share for the first nine months of 2005 reflect actual and expected reimbursement of $1.7 million (approximately $1.0 million net of tax) for a portion of legal expense incurred in defense of product liability lawsuits in 2004 and the first nine months of this year. For the first nine months of 2005, net legal expense was $3.8 million ($5.5 million in legal expense reduced by $1.7 million for expected and actual reimbursement of legal expenditures) compared to approximately $3.3 million in the first nine months of 2004.
     We expect net income in future periods to be significantly affected by the level of sales, the timing and amount of our advertising, research and development expenses, and the timing and amount of expenses incurred in defense of product liability and securities litigation matters. Expenditures for advertising and research and development will vary by quarter throughout the year and could be significantly different in future periods than the amounts incurred in the same period in earlier years. We expect that advertising expenses will be highest in the fourth and first quarters in conjunction with the cough and cold season. During the fourth quarter of 2005, the Company is launching a new advertising campaign and sampling program and expects increased marketing expense as a result. We anticipate quarterly earnings will continue to vary along with the seasonality of sales and the level of marketing and research and development expense.

     Since the introduction of Zicam Cold & Flu Relief products, we now market Zicam products in the cold (3 nasal delivery products and 3 oral delivery products), allergy/sinus (4 nasal delivery products), cough (7 oral mist delivery products), and flu (4 spoon-dosed delivery products) market groups of the overall cough and cold category. We expect that our mix of products sold will change due to seasonality and varying growth rates within the market groups. For the nine months ended September 30, 2005, the mix of products sold (units) was cold (nasal and oral) — 52%, allergy/sinus - 22%, cough — 12%, flu — 10%, and Nasal Comfort — 4%; compared to cold — 56%, allergy/sinus — 27%, and cough — 17% for the nine months ended September 30, 2004.
     In August 2005, the Company began shipping Nasal Comfort, a new brand and product for nasal health. The initial offering under the new brand is a unique product designed to help maintain the critical functions of the nasal cavity and its role in the respiratory process. Nasal Comfort is a preservative free, sterile, hyper-tonic aqueous solution with essential salts and oils that cleanses and moisturizes the nose. The new product is packaged in a pharmaceutical grade dispenser, employing a patented one-way, micro-filtration pump.
     The Company’s management reviews several key performance indicators.
1)	We compare our year to date sales and net income performance against our stated annual goal for each. For fiscal 2005, our goal is to grow sales 25% — 35% and net income 10% - 20% above the level realized in 2004. If current sales trends continue we expect to exceed the above stated sales and income goals. However, due to increased investments in marketing and research and development, we do not expect fourth quarter 2005 earnings will achieve the level earned in the fourth quarter of 2004, which was $0.17 per share. The Company will provide further guidance as the cold and flu season develops. For the nine months ended September 30, 2005 net sales have increased 40% and net income increased to approximately $6.0 million, or 84% from net income of $3.3 million for the same period in 2004. As noted above, net income for the first nine months reflects actual and expected reimbursement of $1.7 million for a portion of legal expense incurred in defense of product liability lawsuits.

2)	We monitor our share of the cough and cold market. For the 12 weeks ended October 2, 2005, retail sales of our products (as measured by three outlet syndicated scanner data, not including our largest customer, Wal-Mart) increased approximately 40% over the comparable period in the previous year, while the entire cough and cold category increased approximately 1% over the same period. The increased sales of our products for the 12 weeks ended October 2, 2005 achieved a share of approximately 1.4% of the entire cough and cold market compared to a share of 1.0% in the previous year.

3)	We measure our ability to maintain strong gross margins on our products. We achieved an average gross margin of 68% for the third quarter of 2005, which is below our goal of 70%, and below the average gross margin of 69% achieved in the third quarter of 2004 (gross margins on our existing products vary between 65% and 80%). The decrease in gross margins is primarily attributable to higher start-up costs related to new products and increased freight costs. Average gross margin for the first nine months of 2005 increased to 70% compared to 69% for the first nine months of 2004.

4)	We evaluate our operating performance by reviewing, over time, our ability to decrease administrative and general costs as a percentage of net sales. For the nine months ended September 30, 2005, our operating expenses were approximately 44% of our net sales compared to 49% for the first nine months of 2004. Operating expenses for the first nine months, as a percentage of net sales, have been positively impacted by operating expense increasing at a lower rate than sales growth. Legal expense continues to negatively impact results. Year-to-date legal expense increased to $3.8 million (net of the $1.7 million insurance reimbursement discussed in Note 7 of the Consolidated Financial Statements) compared to $3.5 million in the first nine months of 2004. The increased legal expense is primarily related to the product liability lawsuits which have been filed against the Company (see Note 7 of the Condensed Consolidated Financial Statements).

5)	We review the distribution of our products by key national retailers. Our ten largest retail customers carry, on average, 14 of our 23 products (Zicam & Nasal Comfort) compared to 12 of our 16 products in 2004. Those customers accounted for approximately 75% of our net sales in the first nine months of 2005, and 71% of net sales for the first nine months of 2004.

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
     Intangible Assets and Goodwill: We recorded approximately $15.0 million in goodwill in connection with the 40% Zicam, LLC interest acquired from Zensano, Inc. in December 2001. Under SFAS No. 142, goodwill must be tested when a triggering event occurs or at least annually to identify a potential impairment and the amount of any impairment loss. Factors that could affect this analysis would be significant loss of market share, a general decline in Zicam product sales, higher than expected increases in expenses and various other matters. Any change in key assumptions about the business or prospects of Zicam, LLC, or any change in market conditions or other externalities affecting Zicam, LLC, could result in an impairment charge, and such a charge could have a material adverse effect on our financial condition and results of operations. Our annual valuation of goodwill was completed in the third quarter of 2005 and no impairment was identified.
     Income Taxes: Due to our significant operating losses prior to 2001, we possess a tax loss carry-forward, which can be used to reduce our taxable income in future periods. Due to a history of operating losses, we recorded a deferred tax valuation allowance in 2001 and prior years to offset the entire deferred tax asset arising from our tax loss carry-forward. However, due to the significant improvement in our net income in 2002, together with our expectation of continuing profitability in future years, we determined that we are more likely than not to realize the tax benefit associated with our tax loss carry-forward. Consequently, we reduced the deferred tax valuation allowance and recorded a large portion of the deferred tax asset in 2002. The effect of this change was a decrease in our income tax expense of approximately $3.4 million in 2002.
     In 2004 and the first nine months of 2005, we recorded income tax expense based on our estimated effective income tax rate of 40% for the year and will continue to do so in future periods. In addition, we will continue to evaluate the deferred tax valuation allowance regularly and adjust the amount to reflect our expectation of our ability to realize the tax benefit arising from our tax loss carry-forward and other deferred tax items on a quarterly basis. We anticipate the tax loss carryforward will be fully utilized in 2005 and we will incur tax payments in future years. Should there be a significant change in our expectations of future income or the ability to realize the deferred tax asset, the impact of increasing the deferred tax valuation allowance could be significant, which would negatively impact our earnings.
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
     Customer Sales Returns and Allowances: The estimate for product returns is based on our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects potential product returns. Our sales returns experience has been consistent with our estimate for returns. For the first six months of 2005, we recorded a returns provision of 3% (for potential returns and allowances) of gross sales for the ten Zicam products introduced in 2003 or earlier and a returns provision of 7% of gross sales for the six Zicam Cough Mist products that began shipping in July 2004. In July 2005, we reviewed the return provision for the six Zicam Cough Mist products that began shipping in July 2004 and, based on our review and our product return experience, we reduced the return provision from 7% to 3% on sales of these six products occurring after July 1, 2005. Currently, we are recording a returns provision of 3% of gross sales for the 16 Zicam products introduced in 2004 or earlier. In establishing the appropriate reserve for the new Zicam Cold & Flu

Relief, Nasal Comfort, and Zicam Cough Mist Max products, that began shipping in the third quarter of 2005, we reviewed the similarities and differences of the new products relative to the Zicam products for which we now have several years of product return experience. Based on that review we are recording a provision of 7% of gross sales for these products. We will review the return provision at least quarterly and adjust these reserve amounts as actual product return experience continues to develop. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected
     Legal Contingencies: We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. See Note 7 of the Condensed Consolidated Financial Statements for information regarding our pending litigation. While we are vigorously defending ourself in these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. Therefore, loss provisions arising from such matters will be recorded when a loss outcome is probable and can be reasonably estimated, to the extent not provided for through insurance or otherwise. At present, we have not been able to determine the probability of a loss outcome in any of the litigation to which we are currently subject. Accordingly, we have not recorded any loss provisions related to such litigation.
Results of Operations for the Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004
     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,
	2005		2004
Net sales	$25,202,624	100%	$16,904,856	100%
Cost of sales	8,153,578	32	5,234,606	31

Gross profit	17,049,046	68	11,670,250	69
Operating expenses	7,007,818	28	5,428,992	32
Research & development	784,087	3	353,509	2

Income from operations	9,257,141	37	5,887,749	35
Interest and other income	114,514	—	271,444	2
Interest expense	0	—	(22,937)	—

Income before income taxes	9,371,655	37	6,136,256	36
Provision for income taxes	3,731,740	15	2,459,272	15

Net income	$5,639,915	22%	$3,676,984	22%

Net Sales
     Net sales for the three months ended September 30, 2005 were $25.2 million, or 49% above net sales of $16.9 million for the third quarter in 2004. Approximately 66% of the increase in net sales is attributable to sales of the new Zicam Flu Relief and Nasal Comfort products introduced in the third quarter of 2005. Sales of Zicam Cold Remedy, principally our oral delivery products, increased 46%, and sales of Allergy/Sinus products were 21% higher than the third quarter of 2004. Sales of Cough Mist products declined in the third quarter of 2005 compared to the prior year, primarily due to the large sales volume in 2004 related to the launch and sell-in of the six products. We believe the sales increase of Zicam products is primarily due to greater brand awareness and marketing efforts.
Cost of Sales
     For the third quarter 2005, our cost of sales increased approximately $2.9 million, or 56% over the cost of sales for the third quarter in 2004, primarily due to the higher number of units sold.
Gross Profit
     Gross profit for the three months ended September 30, 2005 grew 46% to approximately $17.0 million, compared to gross profit of approximately $11.7 million for the same period in 2004. The higher gross profit is essentially due to the increase in sales. The gross margins achieved during the quarter decreased to 68% from 69% in the third quarter of 2004. The decrease in gross margins was primarily due to higher start-up costs related to new products introduced in the third quarter of 2005, and increased freight costs. The gross margins on our existing products vary between 65% and 80%.

Gross margin will continue to be affected by the relative mix of products sold and changes in product costs that may occur.
Operating Expenses
     Operating expense for the third quarter of 2005 increased to approximately $7.0 million from approximately $5.4 million in the third quarter of 2004. The higher operating expense is due to an increase of approximately $523,000 in non-advertising marketing expense and a $146,000 increase in advertising expense (approximately $991,000 in 2005 compared to approximately $845,000 in 2004).
     Also contributing to the higher operating expense in the third quarter of 2005 compared to the third quarter of 2004 were increases in sales expense of $371,000 related to higher commissions associated with the larger sales level; increased consumer relations and quality control expense of approximately $167,000; and higher labor expense of approximately $364,000 due to an increase in our number of employees (25 employees versus 18 on December 31, 2004).
     Net legal expense for the third quarter of 2005 declined by approximately $77,000 compared to the third quarter of 2004. The legal expense for the third quarter of 2005 consists of $2.0 million in legal expense reduced by $300,000 for expected reimbursement of legal expenditures from the Company’s principal insurance carrier compared to approximately $1.8 million for legal expense in the third quarter of 2004. There was no reimbursement of legal expense recognized in 2004.
     We expect expenses in future periods will vary largely in relation to the level of our advertising and legal expenditures. Advertising expense is heaviest in the first and fourth quarters. We anticipate that we will continue to incur approximately $1.0 million to $1.5 million in legal expense each quarter as a result of the Zicam Cold Remedy product liability and securities litigation matters in which we are engaged (see Note 7 of the Condensed Consolidated Financial Statements), which is generally consistent with our legal expenses during the first through third quarters of fiscal 2005. The Company will continue to seek reimbursement from its insurance carriers and we expect to recognize additional reimbursements for a portion of the legal expense incurred in subsequent periods.
Research and Development
     Research and development expense was $784,000 in the third quarter of 2005, approximately $431,000 above the level incurred in the third quarter of 2004. We expect to invest 4% — 6% of 2005 annual net sales on research and development efforts, although, the expense will vary by quarter based on the level of R&D activity. We expect R&D expense will increase during the fourth quarter of 2005. We continue to invest in research and development efforts and remain focused on developing new products.
Interest & Other Income
     Other income was approximately $115,000 in the third quarter of 2005 versus approximately $271,000 in the third quarter of 2004. Other income in the third quarter of 2005 is due to interest income, while the majority of other income in the third quarter of 2004 was attributable to royalty income associated with a gum product marketed by the Wm. Wrigley Jr. Company. We do not anticipate any further royalty income under that agreement.
Interest Expense
     Interest expense for the third quarter of 2005 decreased to $0 from $23,000 in the third quarter of 2004. Interest expense in 2004 was due to the $2 million borrowing against our credit facility. The borrowing was repaid in the fourth quarter of 2004. There were no borrowings during the third quarter of 2005.
Income Before Income Taxes
     Income before income tax for the three months ended September 30, 2005 increased 53%, to approximately $9.4 million, from approximately $6.1 million for the third quarter of 2004. The increase is due to an increase in sales volume and gross profit, which was somewhat offset by higher operating expenses. We expect that net income in future periods will be significantly impacted by the success of our 23 current products (including new products introduced in 2005), new product introductions, and annual changes in our advertising, research and development, and legal expenses. We anticipate quarterly earnings will continue to vary along with the seasonality of sales.
Income Tax Expense
     We recorded income tax expense at our combined estimated effective tax rate of 40%. Due to the operating income recorded in the third quarter of 2005, we recognized income tax expense of approximately $3.7 million compared to approximately $2.5 million in the third quarter of 2004.

Net Income
     Net income increased approximately $2.0 million, or 53%, to approximately $5.6 million in the third quarter of 2005 compared to net income for the third quarter of 2004 of approximately $3.7 million.
Results of Operations for the Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Nine Months Ended September 30,
	2005		2004
Net sales	$46,438,883	100%	$33,229,143	100%
Cost of sales	14,075,832	30	10,405,376	31

Gross profit	32,363,051	70	22,823,767	69
Operating expenses	20,360,853	44	16,317,473	49
Research & development	2,249,219	5	1,345,543	4

Income from operations	9,752,979	21	5,160,751	16
Interest and other income	300,927	1	345,794	1
Interest expense	—	—	(22,937)	—

Income before income taxes	10,053,906	22	5,483,608	17
Provision for income taxes	4,023,076	9	2,199,382	7

Net income	$6,030,830	13%	$3,284,226	10%

Net Sales
     Net sales for the nine months ended September 30, 2005 increased to approximately $46.4 million, or 40% above net sales of approximately $33.2 million for the first nine months in 2004. Approximately 48% of the increase was due to higher sales of our Zicam Cold Remedy products, principally the oral products introduced in 2003; 11% of the increase was attributable to sales growth of allergy/sinus products; and initial sales of new products (Nasal Comfort and Flu Relief) accounted for 41% of the increase in net sales. We believe the sales increase of Zicam products is primarily due to greater brand awareness and marketing efforts.
Cost of Sales
     For the first nine months of 2005, our cost of sales was approximately $14.1 million, or $3.7 million higher than the cost of sales for the first nine months in 2004 of $10.4 million. The increase is due to the higher number of units sold in the first nine months of 2005.
Gross Profit
     Gross profit for the nine months ended September 30, 2005 increased approximately 42% to $32.4 million compared to gross profit of approximately $22.8 million for the same period in 2004. The increase is primarily due to higher sales. The average gross margin achieved during the first nine months of 2005 increased to 70% from 69% during the first nine months of 2004. The increase in gross margins is attributable to increased margins on our products that have been in distribution more than one year being partially offset by lower gross margins on the new flu products. The gross margins on our current products vary between 55% and 80%. Gross margin will continue to be affected by the relative mix of products sold and changes in product costs that may occur.

Operating Expenses
     Operating expense for the nine months ended September 30, 2005 increased to approximately $20.4 million from approximately $16.3 million in the first nine months of 2004. The higher expense is primarily due to an increase of approximately $1.0 million in non-advertising marketing expense related to consumer research and public relations, as well as increased advertising expense of approximately $0.4 million (approximately $6.3 million in the first nine months of 2005 compared to approximately $5.8 million in the first nine months of 2004).
     Also contributing to the higher operating expenses in the first nine months of 2005 were $0.5 million in higher legal expense associated with product liability and securities litigation claims. For the first nine months of 2005, net legal expense was approximately $3.8 ($5.5 million in legal expense reduced by $1.7 million for expected and actual reimbursement of legal expenditures from our primary insurance carrier), compared to approximately $3.3 million in the first nine months of 2004. There was no reimbursement for legal expense recognized in 2004.
     Additional components of the higher operating expense were increased sales expense of approximately $0.6 million primarily due to increased commissions expense associated with the higher sales level; higher labor expense of approximately $0.8 million due to an increase in our number of employees (25 employees versus 18 on December 31, 2004); and $0.3 million in higher consumer relations expense.
     We expect expenses in future periods will vary largely in relation to the level of our advertising and legal expenditures. Advertising expense is heaviest in the first and fourth quarters. We anticipate that we will continue to incur approximately $1.0 million to $1.5 million in legal expense each quarter as a result of the Zicam Cold Remedy product liability and securities litigation matters in which we are engaged (see Note 7 of the Condensed Consolidated Financial Statements), which is generally consistent with our legal expenses during the first nine months of 2005. The Company will continue to seek reimbursement from its insurance carriers, and we expect to recognize additional reimbursements for a portion of the legal expense incurred in subsequent periods.
Research and Development
     Research and development expense increased from approximately $1.3 million in the first nine months of 2004 to approximately $2.2 million in 2005. We expect to invest 4% to 6% of 2005 annual net sales on research and development efforts, although, the expense will vary by quarter based on the level of R&D activity. We expect R&D expense will increase during the fourth quarter of 2005. We continue to invest in research and development efforts and remain focused on developing new products.
Interest & Other Income
     Other income decreased to approximately $301,000 for the nine months ended September, 30, 2005 from $346,000 in the comparable period in 2004. Other income in the first nine months of 2005 is due to interest income, while the majority of other income in the prior year was attributable to royalty income associated with a gum product marketed by the Wm. Wrigley Jr. Company. We do not anticipate any further royalty income under that agreement.
Interest Expense
Interest expense for the first nine months of 2005 decreased to $0 from $23,000 in 2004. Interest expense in 2004 was due to the $2 million borrowing against our credit facility. The borrowing was repaid in the fourth quarter of 2004. There were no borrowings during the first nine months of 2005.
Income Before Income Taxes
     Income before income tax for the nine months ended September 30, 2005 increased 83%, to approximately $10.1 million, from $5.5 million for the first nine months of 2004. The increase is due to an increase in sales, partially offset by increases in operating expenses. We expect that net income in future periods will be significantly impacted by the success of our current products (including products introduced in 2005), new product introductions, and annual changes in our advertising, research and development, and legal expenses. We anticipate quarterly earnings will continue to vary along with the seasonality of sales.
Provision for Income Tax Expense
     We recorded a provision for income tax expense at our combined estimated effective tax rate of 40%. Due to operating income recorded in the first nine months of 2005, we recognized income tax expense of approximately $4.0 million, compared to $2.2 million for income tax expense recorded in the first nine months of 2004.

Net Income
     Net income increased approximately $2.7 million, or 84%, to approximately $6.0 million for the nine months ended September 30, 2005 compared to net income of $3.3 million for the first nine months of 2004.
Liquidity and Capital Resources
     Our working capital increased to $29.6 million as of September 30, 2005 from $23.2 million as of December 31, 2004, an increase of approximately $6.4 million. During the first nine months of 2005, we experienced a decrease in available cash of approximately $5.4 million. The decrease in cash stems from cash used for operations of approximately $5.0 million. The decrease in cash from operations was driven by increases in inventory to meet higher expected demand in the third and fourth quarters of 2005, and increased sales during the third quarter of 2005 that were not converted to cash by September 30, 2005. The Company’s principal source of liquidity is cash generated from sales of our products to retailers and distributors. The majority of sales are given 30 day credit terms; however, payment terms are occasionally extended, as retailers begin to increase inventory of our products prior to the onset of the cough and cold season. The Company records an estimated allowance for potentially uncollectible accounts, which is reviewed on a monthly basis. We believe our allowance as of September 30, 2005 is adequate.
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
     Due to our tax loss carryforward, we have not incurred sizeable income tax payments. We expect that we will not incur sizeable tax payments through 2005. However, we anticipate the tax loss carryforward will be fully utilized in 2005 and we will incur tax payments in future years. We do not expect future tax payments to have a material adverse effect on the Company’s liquidity.
     Historically, the Company has had very low capital expenditures since we rely on contract manufacturers to produce our products. Typical capital expenditures include investments in technology, office furniture, and leasehold improvements. The Company occasionally provides deposits and prepayments to our manufacturers to improve and increase manufacturing capabilities for our products.
     On November 1, 2005 the Company acquired substantially all of the assets of Viridian Packaging Solutions, LLC used in its dry handle swab manufacturing business. The principle asset being acquired is Viridian’s patent related to dry handle swab technology (U.S Patent No. 6,516,947 entitled “Containers Having a Fracture Recess For Opening the Container”) and all associated intellectual property and goodwill related thereto. Additional assets being acquired include equipment, machinery, and tooling used in Viridian’s production of dry handle swabs. The purchase price for the assets is approximately $750,000 in cash payments and approximately $208,000 in credit for prepayments previously made to Viridian for finished product. The Company believes acquiring these assets and intellectual property will enable continued improvement in the swab design. In addition, ownership of the intellectual property will facilitate partnering with contract manufacturers to reduce the cost of the swab product and increase swab manufacturing capacity. We do not plan to directly manufacture and expect to partner with a new contract manufacturer to launch the improved swab in the third quarter of 2006.
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
     We have a $4.0 million dollar credit facility with Comerica Bank that was renewed until July, 2007. The interest rate under the new credit facility is 0.25% above prime (or 7.0% at September 30, 2005), which represents a reduction from the previous rate of 0.75% above prime. We are in compliance with the earnings and financial covenants contained in the credit facility. We believe that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months.
Contractual Obligations
     We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations
	(In thousands of dollars)
	Payments due by Period as of September 30, 2005
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	276	121	155	0	0
Purchase Obligations	2,871	2,871	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$3,147	$2,992	$155	$0	$0

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS
Forward Looking Statements
     This Report on Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:
•	our expectations of exceeding previous guidance regarding 2005 net sales growth of 25% to 35% and net income growth of 10% to 20%, compared to 2004;

•	due to increased investments in marketing and research and development, we do not expect fourth quarter 2005 earnings will achieve the level earned in the fourth quarter of 2004, which was $0.17 per share.

•	our anticipation that we will continue to incur approximately $1.0 to $1.5 million in legal expense each quarter as a result of the Zicam Cold Remedy product liability and securities litigation in which we are engaged;

•	our intention to vigorously defend the Zicam Cold Remedy product liability and securities litigation claims, our expectation that additional product liability lawsuits will be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;

•	our belief that new advertising approaches and public relations efforts will continue to build brand awareness and attract new users;

•	our belief that the acquired Viridian intellectual property will promote continued improvement in the design of the Company’s dry handle swab products;

•	our expectation of negotiating suitable manufacturing agreements with third-party contract manufacturers to produce the dry-handle swab;

•	our expectation that the trend of growth in sales in future periods will continue as we expand consumer awareness and acceptance of our entire Zicam brand of products, increase distribution, introduce new products, and avoid additional adverse publicity;

•	our expectation regarding future net income, our belief that expenditures for advertising and research and development will vary by quarter throughout the year, and our expectation that advertising expenses will be heaviest in our first and fourth fiscal quarters;

•	our anticipation of increased sales in the fourth quarter as well as increased marketing and R&D expense;

•	our belief that the new brand, Nasal Comfort, will gain consumer acceptance and retail distribution;

•	our expectation of the effect of recently issued accounting standards;

•	our expectation that our mix of products sold will change due to seasonality and varying growth rates within our three market categories;

•	our expectation of our 10 largest retailers adding new products;

•	our expectation of continuing profitability in future years;

•	our intention to review our product return reserve provision monthly and adjust the reserve amounts as actual product return experience continues to develop, and our expectation that a higher sales returns allowance will be recorded in the future for new products that we introduce until such products achieve market acceptance;

•	our intention to evaluate and adjust as appropriate the deferred tax valuation allowance and expectation of realizing the tax benefit arising from our tax loss carryforward;

•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold;

•	our expectation that our net income and operating expenses in future periods will vary largely in connection with the level of our advertising, research and development, and legal expenses;

•	our expectation that research and development spending will be between 4-6% of net sales for 2005 and in subsequent years;

•	our expectation that earnings in future periods will be significantly impacted by the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;

•	our Scientific Advisory Board’s may reconvene from time to time to review research;

•	our belief that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months;

•	we may need to commit an additional $5 million to the self-funded insurance program;

•	our expectation regarding reimbursement for legal expense from our insurance carriers and our belief that our insurance coverage is adequate;

•	our having no plans to directly manufacture and store our products;

•	our belief that acquiring Viridian’s assets and intellectual property will assist in improving the swab design, achieving cost reductions, and ensure capacity; and

•	our belief that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.
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
Risk Factors
We may continue to incur significant costs resulting from product liability claims or securities litigation
     We are subject to significant liability should use or consumption of our products cause injury, illness or death. Presently, we are being sued by approximately 366 individuals in 41 different product liability lawsuits (one of which has been filed as a class action lawsuit) relating to our Zicam Cold Remedy product. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits. Although we carry product liability insurance, we cannot be sure that our insurance will be adequate to protect us against product liability claims. Product liability claims, such as those described in the Annual Report on Form 10-K for our 2004 fiscal year and in this Report on Form 10-Q, even if without merit or for which we have substantial coverage, could result in significant legal defense costs, thereby increasing our expenses and lowering our earnings. Such claims, whether or not proven to be valid, could have a material adverse effect on our product branding and goodwill, resulting in reduced market acceptance of our products. In addition, any adverse decision in such litigation could require significant damages to be paid or result in adverse publicity, either of which could materially adversely affect our results of operations and financial condition. Separately, the Company and three of its officers are also subject to two class action lawsuits (which have been consolidated) alleging violations of securities laws. Any adverse decision in such litigation could materially adversely affect our results of operations and financial condition.
Our new business focus means we have a limited operating history on which to assess our current and prospective performance
     Although we have been in operations for a number of years, the significant change of direction and focus in our business that we made in 2001 by exiting the chewing gum business and refocusing entirely on the development, production and sale of over-the-counter pharmaceutical products presents a limited operating history upon which you may evaluate our current and prospective performance. The possibility of our future success must be considered relative to the problems, challenges, complications and delays frequently encountered in connection with the development and operation of a new business, and the development and marketing of relatively new products such as the Nasal Comfort and Zicam Cold & Flu products.
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
We may experience product backlogs
     We may experience products backlogs from time to time. We have established inventory plans to support sales expectations for all of our products. However, we cannot be certain that these measures will be sufficient to prevent future backlogs Any such future backlogs will potentially result in higher production costs, higher freight costs to expedite shipment of raw materials and finished goods, fines from certain retailers, cancelled orders and lost opportunity costs. These in turn could materially affect our results of operations and financial condition.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank. At no time during the first nine months of fiscal 2005 did we have any outstanding balance against this line of credit. In July 2004, we borrowed $2 million against our credit facility with Comerica Bank. The primary purpose for the borrowing was to provide additional liquidity as we built inventory for expected increases in sales during the second half of 2004. We generally extend payment terms for customers during the third quarter as customers purchase new products and build inventory for the upcoming cough and cold season. We repaid the debt in the fourth quarter of 2004 and ended fiscal 2004 with no debt. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.
     As of September 30, 2005 and December 31, 2004, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal 2004 or the period ended September 30, 2005) or commodity price risk.
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

November 3, 2005