Form 10-K
period 2005-12-31
MATRIXX INITIATIVES INC
filed 2006-03-13
CIK 1006195

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2005
or

☐	FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from                      to
Commission File No. 001-31404
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not to be contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Yes ☐	No ☑
Accelerated filer	Yes ☑	No ☐
Non-accelerated filer	Yes ☐	No ☑
     Indicate by check mark whether the Registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $98.5 million based on the closing price of $11.00 per share of common stock as reported on the Nasdaq National Market on June 30, 2005. For purposes of this determination, shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of March 9, 2006, 9,814,629 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement prepared in connection with the Registrant’s 2006 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.
     Unless otherwise indicated in this Form 10-K, “Matrixx,” “us,” “we,” “our,” “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

PART I
ITEM 1. BUSINESS
Introduction
     We develop, produce, market and sell innovative, over-the-counter (OTC) healthcare products with an emphasis on those that utilize unique, novel and/or proprietary delivery systems that provide consumers with “Better ways to get Better®”. Through our subsidiary, Zicam, LLC, we produce, market and sell 21 different products under the Zicam® brand and two products under the Nasal Comfort™ brand. Our products compete in the cold (nasal & oral delivery), allergy/sinus, cough, and flu market groups of the overall cough and cold category at retail. Our current product offerings consist of:
•	Zicam Cold Remedy nasal gel, a patented, homeopathic remedy that has been clinically proven to reduce the duration and severity of the common cold; two related nasal swab cold remedy products — Zicam Cold Remedy Swabs™ and Zicam Cold Remedy Swabs — Kids Size™.

•	Three homeopathic oral delivery Zicam Cold Remedy products — Zicam Cold Remedy Chewables™, Zicam Cold Remedy RapidMelts™, and Zicam Cold Remedy Oral Mist™.

•	Zicam Allergy Relief, a homeopathic nasal gel formula designed to control allergy symptoms for sufferers of hay fever and other upper respiratory allergies; Zicam Extreme Congestion Relief, a nasal gel formula designed to provide fast-acting, long-lasting relief of nasal congestion; Zicam Sinus Relief, a nasal gel formula that enhances the benefits of Extreme Congestion Relief with menthol and eucalyptus for improved feeling of sinus pressure relief, and Zicam Nasal Moisturizer, a non-medicated nasal moisturizer.

•	Seven Zicam Cough Mist™ products that use a unique spray mist delivery to provide effective cough relief. The cough products are: Zicam Cough Mist Adult Cherry, Zicam Cough Mist Adult Honey Lemon, Zicam Cough Mist Adult Plus Decongestant, Zicam Cough Mist Adult Nite, Zicam Cough Mist Kids Plus Decongestant, Zicam Cough Mist Kids Cherry, and Zicam Cough Mist Max.

•	Four new Zicam Flu relief products were introduced in 2005. The flu products utilize a spoon dose delivery that provides relief of common cold and flu symptoms. The flu products are: Zicam Cold & Flu Day, Zicam Cold & Flu Night, Zicam Flu Day, and Zicam Flu Night.

•	Two Nasal Comfort™ moisture therapy products designed to help maintain the critical functions of the nasal cavity and its role in the respiratory process began shipping in the third quarter of 2005. Nasal Comfort is a new brand with two initial products, Nasal Comfort Scented and Nasal Comfort Unscented, targeted to consumers suffering from allergies, asthma, and sinusitis.
     We were incorporated in Utah in 1991. Prior to July 2001, as Gum Tech International, Inc., our principal business was the development, manufacture and sale of nutritional and healthcare-related chewing gum products. In 1999, we formed Gel Tech, L.L.C., in which we owned 60%. The business of Gel Tech was to develop and produce homeopathic nasal gel products based on a proprietary zincum gluconicum (zinc gluconate) delivery system. In July 2001, we exited the chewing gum business with the sale of substantially all of our chewing gum assets and business to the Wm. Wrigley Jr. Company (“Wrigley”). In December 2001, we acquired the remaining 40% of Gel Tech and changed its name to Zicam, LLC. On June 18, 2002, we reincorporated in Delaware and changed our name from Gum Tech International, Inc. to Matrixx Initiatives, Inc. During 2005, we formed Zicam Swab Products, LLC to purchase dry handle swab technology from Viridian Packaging Solutions, LLC (“Viridian”).
     Our Website is www.matrixxinc.com. Through a link on the Investor Relations section of our Website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. Information contained on the Company’s Website is not part of this report.

     Our principal executive offices are at 4742 N. 24th Street, Suite 455, Phoenix, AZ 85016 and our telephone number is (602) 385-8888.
Markets and Company Products
     All 21 of our Zicam products are targeted at the cough and cold market category. That market, which is estimated at more than $3.5 billion annually in retail sales in the United States, includes a wide variety of tablets, liquids, nasal sprays and syrups that remedy and/or provide relief to cold, allergy and sinus congestion sufferers. The largest sub-segment of the cough and cold category includes products formulated to relieve symptoms associated with the common cold. It is estimated that more than one billion common colds occur in the United States each year, with over 100 million of these colds resulting in lost days of school or work, or some level of restricted activity. Colds are estimated to occur at a rate of two to five per person (six to eight per child) each year. The market for allergy relief products covers a much smaller segment of the population, estimated at 35 million people in the United States. However, allergy sufferers, compared to cold sufferers, are more likely to require medication for a much longer period of time to relieve allergy symptoms. The two Nasal Comfort products are generally marketed to allergy and sinus sufferers as a lifestyle product to be used on an ongoing basis to help the nose cleanse and filter out allergens and pollutants.
     The following table details our sales by product class with further details below:

Product Class	2003	2004	2005
Cold Remedy	$34,197,499	$39,249,136	$55,292,673
Allergy/Sinus	$9,298,267	$13,357,491	$15,914,495
Cough	$0	$7,624,308	$6,514,769
Flu	$0	$0	$8,489,465
Nasal Comfort	$0	$0	$4,249,193

Total Net Sales	$43,495,766	$60,230,935	$90,460,595

     Cold Remedy Pump
     Our original product, Zicam Cold Remedy nasal pump, grew approximately 10% and accounted for approximately 20% of net sales during 2005. It is a homeopathic nasal gel product based on our patented zinc gluconate delivery system. The original product in a nasal pump bottle was introduced in 1999. Sales of Zicam Cold Remedy have continued to grow since its introduction. Customer awareness of the product has increased as a result of our marketing and public relations efforts and word-of-mouth experience by consumers. Zicam Cold Remedy was formulated to reduce the duration and severity of the common cold. In a study published in the October 2000 issue of the ENT- Ear, Nose & Throat Journal, Zicam Cold Remedy was shown to reduce the duration of the common cold when taken at the onset of symptoms. In a separate study published in the January 2003 issue of QJM: An International Journal of Medicine, zinc gluconate nasal gel (Zicam Cold Remedy) was shown to reduce the duration and symptoms of the common cold when treatment was started as late as the second day of illness. We believe Zicam Cold Remedy is unique in the cough and cold market category due to the claims that we are able to make regarding the product’s ability to reduce the duration of the common cold. To our knowledge, only one other product in the cough and cold category (including competing generic copies of that product) makes a similar claim.
     Cold Remedy Swabs
     Zicam Cold Remedy Swabs and Zicam Cold Remedy Swabs — Kids Size contain the same ingredients as Zicam Cold Remedy and were introduced in late 2002 to appeal to consumers who dislike nasal sprays. Both of these swab products have been well received by the retail trade. The swab products realized sales growth of 25% and accounted for approximately 15% of net sales in 2005. In November 2005, we announced the acquisition of substantially all of the assets of Viridian a manufacturer of dry handle swab products. The principal assets acquired were Viridian’s patent related to dry handle swab technology and other associated intellectual property. Additional assets included equipment, machinery and tooling. We believe that acquiring this intellectual property and other assets will promote continued improvement in the design of the Company’s swab products, which includes recessed score in the swab container that users snap to open. The Company also believes that ownership of the intellectual property will facilitate partnering with a contract manufacturer to launch the improved swab in the third quarter of 2006.
     Cold Remedy, Oral Delivery
     We introduced the three oral delivery forms of Zicam Cold Remedy products in late 2003 — Zicam Cold Remedy Chewables, Zicam Cold Remedy RapidMelts, and Zicam Cold Remedy Oral Mist. These products were designed to meet the needs of customers who dislike nasal applications. All three rapidly deliver a dose of ionic zinc to the oral mucosa in contrast with zinc lozenges which require approximately 15-20 minutes to dissolve. We believe that this feature allows the consumer to avoid much or all of the stomach upset that has been associated with the zinc lozenges on the market. These three products, as a group, experienced over 96% sales growth in 2005 and accounted for approximately 27% of total net sales in 2005.

     Allergy/Sinus
     Zicam Allergy Relief, a homeopathic nasal gel formula, was introduced in 2000. Zicam Allergy Relief is designed to control allergy symptoms for sufferers of hay fever and other upper respiratory allergies. An initial double-blind scientific study indicated that Zicam Allergy Relief reduced the severity of symptoms resulting from these types of allergies. We believe Zicam Allergy Relief is distinctive from most allergy products available on the market due to the absence of side effects such as drowsiness or jitters. We introduced three other Zicam nasal gel products in late 2002: Extreme Congestion Relief, Sinus Relief and Nasal Moisturizer. Zicam Extreme Congestion Relief is a nasal gel that combines the active ingredient oxymetazoline hydrochloride into our gel matrix and soothing aloe vera to provide fast-acting, long-lasting relief of nasal congestion and sinus pressure. Zicam Sinus Relief provides all of the benefits of the Extreme product with the aromatic strength of a cooling menthol/eucalyptus blend. Zicam Nasal Moisturizer is a non-medicated moisturizer that suspends aloe and eight other moisturizers in the gel matrix to help ensure constant, soothing relief for irritated nasal membranes. Nasal Moisturizer has not achieved widespread distribution or sales and may be discontinued in 2006. While greater retail distribution opportunities continue to exist, sales of these four products increased 19% to approximately $16 million in 2005. We believe continued growth in sales from these products is dependent on achieving wider distribution of Zicam Sinus Relief among large nation-wide food, drug and mass marketers.
     Cough
     In 2004, we introduced six Zicam Cough Mist products designed to deliver fast, effective cough relief and soothe throat irritation. We increased our cough offerings in the third quarter of 2005 with the addition of Zicam Cough Mist Max, a more powerful formulation that provides eight hours of relief. Zicam Cough Mist utilizes a unique spray mist delivery system that is convenient and portable, with no messy measuring or sticky syrups, to deliver the active ingredient most recommended by doctors to quiet a cough. Additionally, the Cough Mist Plus D products deliver a leading decongestant along with cough relief. Net sales of our cough products declined approximately 14% during 2005. We attribute the decline in net sales of our cough products to the higher sales associated with the initial sales of the six new cough products in the prior year and several of the cough skus (“stock keeping units”) did not realize the growth rates we anticipated. In particular, the two kids and the adult honey lemon cough products did not realize the market acceptance we expect for our products and we are evaluating the ongoing distribution of these three skus. However, retail consumption of our cough products increased in 2005, and we believe we will be able to realize higher sales of our cough products in the future by exploring new marketing approaches to increase trial and awareness of these products.
     Flu
     In the third quarter of 2005, we began shipping our new line of Zicam Flu Relief products. The Zicam Flu Relief products utilize a new spoon dosing delivery. Each spoon is individually packaged and dosed with medicine to provide powerful relief of cold and flu symptoms. The spoon delivery is designed to be mixed with any beverage, hot or cold. The launch of the flu product line has been well received by retailers and was supported by an extensive print advertising campaign. Sales of flu products, which were only available in the second half of 2005, accounted for approximately 9% of our overall net sales in 2005.
     Nasal Comfort
     The Company began shipping Nasal Comfort, a new brand and product for nasal health, during the third quarter of 2005. The initial offering under the new brand is a unique product designed to help maintain the critical functions of the nasal cavity and its role in the respiratory process. Nasal Comfort is a preservative free, sterile, hyper-tonic aqueous solution with essential salts and oils that cleanses and moisturizes the nose. The new product is packaged in a pharmaceutical grade dispenser, employing a patented one-way, micro-filtration pump. Net sales of Nasal Comfort products were approximately $4.2 million, or 5% of total 2005 net sales. This brand is initially targeted to the drug trade and we will explore more widespread distribution as consumer acceptance increases. Building a new brand takes time and marketing support, and we expect to continue to increase advertising and sampling promotions of Nasal Comfort in the first quarter of 2006.
Business Strategy
     Our business objective is to be a high-growth over the counter (OTC) healthcare company marketing products that utilize novel, unique and proprietary delivery systems that provide consumers with “Better Ways to Get Better®.” To achieve our objective, the key elements of our business strategy include the following:

     Expanding Marketing Efforts for Existing and New Products: We intend to continue to develop and refine our sales and marketing efforts to increase market penetration of our Zicam and Nasal Comfort products in U.S. households. Such efforts include improving the timing and consistency of marketing activities, executing effective trial generating programs, implementing programs with retailers to enhance consumer awareness of our products, and seeking to increase recommendations from healthcare professionals. We are also implementing new, creative advertising approaches and public relations efforts. We believe these efforts will continue to build brand awareness, trial and sales of our products.
     Pursuing Additional Delivery Systems and Expansion into New OTC Categories: Our success in expanding consumer acceptance of our nasal gel delivery system and growing the Zicam franchise confirms our belief that opportunities exist to pursue development of other healthcare products that deliver consumer benefits utilizing unique, novel and/or proprietary delivery systems. We are seeking to identify, through internal research and development efforts and through consideration of external opportunities, other growth opportunities for Matrixx and are specifically targeting product concepts in the oral care, antacid, and analgesic markets as well as in the cough and cold market category in which we currently operate.
Customers
     We sell our products directly to major food, drug, mass market (e.g., Wal-Mart, Target) and wholesale warehouse retailers throughout the United States, and to distributors that sell to smaller retail establishments. Zicam Cold Remedy nasal pump, Zicam Cold Remedy Swabs – Adult Size, Zicam Cold Remedy Rapid Melts, Zicam Allergy Relief, and Zicam Extreme Congestion Relief are sold in virtually every major food, drug, and mass merchant retail outlet in the country. Our 16 other Zicam and two Nasal Comfort products have not achieved the same level of distribution. We are highly dependent on a small group of large national retailers for our product distribution, such that our top 15 customers accounted for more than 80% of our net sales in 2005, and two customers each accounted for more than 10% of our net sales in 2005 (Wal-Mart, 20.5%, and Walgreens, 14.6%). Our agreements with our customers generally provide for their ability to return unsold merchandise, limited to damaged product, out-of-date product, or discontinued items (See note 4 to the consolidated financial statements) . We provide in our financial results, as an offset against sales, an estimate for expected returns. Due to the continuing growth and success of our products, we have not experienced unusual or excessive amounts of product returns. To the extent that any of our largest customers were to stop carrying our products for any reason, or were to fail to pay us for our products, our sales and financial results would be negatively impacted.
Manufacturing and Distribution
     Our 23 products are manufactured by six contract manufacturers. Each of the manufacturers is registered with the federal Food and Drug Administration (FDA) as a drug facility which requires them to adhere to current Good Manufacturing Practices (cGMP’s) in its production processes and procedures. Each manufacturer is responsible for sourcing all raw materials used in its production of our products from third party suppliers, which are widely available. We rely on individual production orders to meet our needs from these suppliers. However, we do have contracts executed with two of our manufacturing partners, Applied Laboratories, Inc. and Biozone Laboratories. We are in the process of negotiating contracts with certain manufacturers at this time. We have some flexibility in securing other manufacturers to produce our products, however, in some circumstances we may be limited in our alternatives due to proprietary technologies that are utilized in some of the products. During 2005 the Company acquired $1.1 million of equipment and intellectual property, related to the dry handle swab product, from Viridian Packaging Solutions, LLC. The Company is having new equipment built and is partnering with a new contract manufacturer in order to produce swabs utilizing the acquired intellectual property.
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
Research and Development
     Research and development is an important part of our business. Expenditures in 2005 reflect costs associated with the new Zicam Flu Relief and Nasal Comfort products, along with expenditures on products that we intend to introduce in 2006 and future years. We had previously announced our intention to spend 4-6% of net sales annually on research and development efforts, and during 2005, research and development expenses were 5% of 2005 net sales. We expect to continue to commit 4-6% of net sales on research and development in 2006 and subsequent years in order to develop a pipeline of new products to be introduced in the future to meet our sales growth targets. Research and development expense was approximately $4.1 million, $1.9 million, and $2.6 million during each of the fiscal years 2005, 2004, and 2003, respectively.

FDA and Other Government Regulation
     We are subject to various federal, state and local laws and regulations affecting our business. All of our products are subject to regulation by the FDA, including regulations with respect to the approval of manufacturing processes and procedures, ingredients in the products, labeling and claims made. All of our Zicam Cold Remedy products, the three oral delivery products, and Zicam Allergy Relief, are further subject to the requirements of the Homeopathic Pharmacopeia of the United States. Zicam Extreme Congestion Relief, Zicam Sinus Relief, the seven Zicam Cough Mist products, and four new Zicam Flu relief products are subject to the requirements of the FDA as allopathic drugs. All of our claims and advertising are subject to the rules of the Federal Trade Commission (FTC). Although we believe that our products and claims comply in all material respects with the regulatory requirements, if the FDA or FTC were to determine that we are in violation of any such requirement, either agency could restrict our ability to market the products, change the claims that we make or cause us to remove the products from the market. On March 10, 2005, the National Advertising Division (NAD) of the Council of Better Business Bureaus, an investigative arm of the advertising industry’s voluntary self-regulation program, issued a press release announcing the results of a review of Matrixx’s advertising claims. The NAD determined, among other things, that Matrixx’s claims that its product, Zicam® Cold Remedy Nasal Gel, resolves colds 3X faster when taken at the first sign of a cold, that using the product results in a less severe cold, and the promise that these benefits are clinically proven, were substantiated by competent and reliable scientific evidence.
Environmental Matters
     Compliance with environmental rules and regulations did not significantly affect our earnings or competitive position during 2005. All of our Zicam product manufacturing and warehousing operations are currently outsourced to third party contractors and as a result, we do not incur any direct expenses related to environmental monitoring and regulatory compliance. With our continued outsourcing of Zicam product manufacturing and storage, and no present plans to return to direct manufacturing or storage of products, we expect these expenses to remain low in the foreseeable future. To the extent higher costs are incurred by our manufacturers for environmental compliance, they could impact our cost of goods.
Trademarks, Trade Names, and Proprietary Rights
     We have been issued three United States patents (U.S. Patent Nos. 6,080,783, 6,365,624, and 6,673,835) for the Zicam® Cold Remedy nasal technology. In October 2005, we acquired a patent (U.S. Patent No. 6,516,947) and other associated intellectual property related to the dry handle swab technology used in manufacturing the Zicam® Cold Remedy Swab™ products. We believe these patents, which are expected to be effective until 2018 for the Cold Remedy nasal technology and 2020 for the Cold Remedy Swab™ technology, afford significant protection from competitors that may wish to sell similar products. We also have additional patent applications on file in the United States to seek further rights in the Cold Remedy delivery technology. We have related issued patents in Australia (No. 774410), Canada (No. 2,308,513) and Korea (No. 439,323) and have pending applications in several other countries and regions, including Mexico, the European Union, Hong Kong, Japan, China, Brazil and India. Patent applications are pending in the United States for compositions and methods relating to Zicam® Nasal Moisturizer™, Zicam® Extreme Congestion Relief, Zicam® Sinus Relief, Zicam® Cold Remedy RapidMelts®, Zicam® Cold Remedy Chewables™, Zicam® Cold Remedy Oral Mist™, Zicam® Cold Remedy Swabs™, Zicam Cold & Flu, Zicam® Maximum Strength Flu, Zicam® Cough Mist™, and oral care technology. We have preserved our rights to file applications for several of these products in other foreign countries at a later date. We hold registrations for the Zicam® trademark in the United States, the European Union, Japan, Australia, Canada, Mexico, Taiwan, and China and have applied for similar trademark protection in Brazil. We also hold additional registrations for the Better Ways to Get Better®, The Cold Solution®, RapidMelts®, and No-Drip Liquid® trademarks in the United States. We anticipate that we will continue to file for patent and trademark protection for the other products we expect to develop and introduce in the future. There can be no assurance, however, that our existing patents, or any additional patents that we may secure in the future, will be adequate to protect the Company’s intellectual property from a competitor’s actions or that the Company’s products will not be found to infringe the intellectual property rights of others. Further, patent infringement litigation can be very time-consuming and costly. Even if we prevail in such litigation, the cost of litigation could adversely affect our operating results and financial condition.
Employees
     As of December 31, 2005, we employed 26 people in our Phoenix, Arizona headquarters office. The 26 employees consist of six executive officers and individuals responsible for administration, operations, marketing, sales, research and development, regulatory compliance, investor relations, finance, and accounting.

Seasonality
     Sales of Zicam products to end-use consumers are highly seasonal, with most sales occurring during the cold and allergy seasons. The cold season generally runs from October through March, while the allergy season runs from April through October. Both of these seasons vary in intensity and duration from year to year. Our sales to retailers generally mirror this pattern of consumer demand, but are impacted by the level of promotional support we commit to retailers and by their inventory management practices. During the third quarter, the Company usually receives orders from retailers preparing for the cold season. The third quarter has historically been the most profitable quarter as retailers increase inventory and there is no increase in marketing programs. Generally the second quarter of the year accounts for less than ten percent of annual sales and the Company has historically recorded negative earnings in the second quarter.
Backlog
     There were no significant product backlogs at December 31, 2004 or 2005.
Competition
     All of the Zicam and Nasal Comfort products compete in the highly competitive cold, allergy/sinus, or cough market groups of the overall cough and cold category with a vast number of well-established brands marketed by large pharmaceutical and consumer products companies. Participants in the cold, allergy/sinus, and cough markets compete primarily on the basis of price, quality of product, and consumer awareness. Most of our competitors have substantially greater financial, marketing and other resources, longer operating histories, larger product portfolios and greater brand recognition than we do. With our limited resources, we are aiming to succeed in this category by emphasizing the unique claims regarding our products and providing consumers with innovative delivery systems. Specifically, regarding Zicam Cold Remedy, our flagship product, we emphasize its ability to reduce the duration and severity of the common cold. Only one other product in the category (including competing generic copies) is able to make a similar claim.
ITEM 1A. RISK FACTORS
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
Our business is subject to seasonality that may cause our quarterly operating results to fluctuate materially and cause the market price of our stock to decline
     Sales of our existing Zicam products are seasonal in nature and are dependent upon the severity of the cough and cold season, and sales at retail generally increase as the level of population suffering from colds rises. During the third quarter the Company usually realizes increased sales volume as retailers stock our products and order displays to prepare for the upcoming cough and cold season. Additional sales (re-orders) to retailers are highly dependent upon the incidence of illness within the population. Retail consumption of our products is highest during the cough and cold season, which usually runs from October through March. If there is a mild cold/flu season, however, revenues from sales of our Zicam products will be adversely affected. Because it is difficult to anticipate the length and severity of the cold/flu season, we cannot estimate the fluctuation of our sales from quarter to quarter in a fiscal year or the impact of the cold/flu season year to year. If our operating results fall below financial analysts’ or investors’ expectations due to cold/flu seasonality factors, the market price of our common stock may decline.
We may continue to incur significant costs resulting from product liability claims or securities litigation
     We are subject to significant liability should use or consumption of our products cause injury, illness or death. From late 2003 through December 2005, numerous lawsuits were filed against us alleging that our Zicam Cold Remedy product caused the permanent loss or diminishment of the sense of smell and taste (two of which have been filed as class action lawsuits, although one of the class action suits has been dismissed) relating to our Zicam Cold Remedy product.

Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits. Although we carry product liability insurance, there is no assurance that our insurance will be adequate to cover liability in connection with these product liability lawsuits, or that product liability insurance will continue to be available to us at an economically reasonable cost. Product liability claims, such as those described in this Form 10-K for our 2005 fiscal year, even if without merit or for which we have substantial coverage, could result in significant legal defense costs, thereby increasing our expenses and lowering our earnings. Such claims, whether or not proven to be valid, could have a material adverse effect on our product branding and goodwill, resulting in reduced market acceptance of our products. In addition, any adverse decision in such litigation could require significant damages to be paid or result in adverse publicity, either of which could materially adversely affect our results of operations and financial condition. Separately, the Company and three of its officers are also subject to two class action lawsuits (which have been consolidated) alleging violations of securities laws. Any adverse decision in such litigation could materially adversely affect our results of operations and financial condition.
Because a significant portion of our business depends substantially on a small group of large national retailers, our sales, operating margins and income would be adversely affected by any disruption of our relationship with these retailers, or any other material adverse change in such retailers’ businesses.
     We are highly dependent on a small group of large national retailers for our product distribution, such that our top 15 customers accounted for more than 80% of our net sales in 2005. Particularly, Wal-Mart, Walgreens and CVS together accounted for more than 40% of our net sales in 2005. Should any of our top customers encounter financial difficulties, or stop carrying our products for any reason, or should our current relationship with any of our top customers adversely change in any way, the resulting loss of business, exposure on uncollectible receivables and unusable inventory could have a material adverse impact on our financial position and results of operations. In addition, our results could be affected by fluctuations in buying patterns and inventory levels of these top customers.
We believe that growth in the over-the-counter healthcare products market is driven, in part, by factors beyond our control, such as media attention and adverse publicity. If the factors currently having a positive impact on this market disappear or diminish, our sales in this market may suffer.
     In the event of future unfavorable scientific results or media attention, sales of our products could be materially adversely affected. In addition, if issues arise concerning the efficacy or safety of any of our products, or if any of our products receive additional adverse publicity, our operating results and prospects could be materially adversely affected.
Our future growth will depend in part upon our ability to develop and achieve sales of our new products, including our new brand, Nasal Comfort
     Although we believe that each of our products offers unique benefits to consumers, we cannot be certain that any of the products will achieve or continue to enjoy widespread acceptance by the market. While we are working to increase the market presence of all of our products, including new products, we cannot be certain that demand for our products will grow. If products under the new brand do not achieve consumer acceptance, operating results could be materially adversely affected.
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
FDA and other government regulation may restrict our ability to sell our products
          We are subject to various federal, state and local laws and regulations affecting our business. Our Zicam products are subject to regulation by the FDA, including regulations with respect to labeling of products, approval of ingredients in products, claims made regarding the products, and disclosure of product ingredients. If we do not comply with these regulations or if these regulations change in the future, the FDA could force us to stop selling the affected products or require us to incur substantial costs in adopting measures to maintain compliance with these regulations. If the FDA came to believe that any of our products caused harm to consumers, we could be required to stop selling that product or subject the product to a recall. Our advertising claims regarding our products are subject to the jurisdiction of the FTC as well as the FDA. In both cases we are required to obtain scientific data to support any advertising or labeling health claims we make concerning our products, although no pre-clearance or filing is required to be made with either agency. If we are unable to provide the required support for such claims, the FTC may stop us from making such claims or require us to stop selling the affected products. On March 10, 2005, the National Advertising Division (NAD) of the Council of Better Business Bureaus, an investigative arm of the advertising industry’s voluntary self-regulation program, issued a press release announcing the results of a review of Matrixx’s advertising claims. The NAD determined, among other things, that Matrixx’s claims that its product, Zicam® Cold Remedy Nasal Gel, resolves colds 3X faster when taken at the first sign of a cold, that using the product results in a less severe cold, and the promise that these benefits are clinically proven, were substantiated by competent and reliable scientific evidence.

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
We do not have manufacturing capabilities of our own
          We currently do not have the physical or human resources to independently manufacture our Zicam products or any other products that we may develop. We currently outsource all of our product manufacturing and packaging operations and intend to continue this outsourcing for the foreseeable future. If we are unable to enter into cost-effective or otherwise suitable arrangements for manufacturing our Zicam products or any other products, or if our third-party contractors fail to adequately perform their manufacturing operations, our sales and related financial results could be materially adversely affected. If, in the future, we decide to establish our own manufacturing facilities, we will require substantial additional funds and significant additional personnel to undertake such operations. We cannot be certain that such funding or a sufficient number of such qualified persons will be available for such an undertaking.
We may experience product backlogs
          We have established inventory plans to support sales expectations for all of our products. However, we cannot be certain that these measures will be sufficient to prevent backlogs of products in the future. Any such future backlogs will potentially result in higher production costs, higher freight costs to expedite shipment of raw materials and finished goods, fines from certain retailers, cancelled orders and lost revenue. These in turn could materially affect our results of operations and financial condition.
Loss of key personnel
          We have a limited number of employees and our success depends on the continued services of our senior management and key employees as well as our ability to attract additional members to our management team with experience in the consumer health products industry. The unexpected loss of the services of any of our management or other key personnel, or our inability to attract new management when necessary, could have a material adverse effect upon our operations.
To protect against various potential liabilities, we maintain a variety of insurance programs. Significant increases in the cost or decreases in the availability of such insurance could adversely impact our financial condition.
          We maintain insurance, including property, general and product liability, and directors’ and officers’ liability, to protect against potential loss exposures. In addition to the risks associated with product liability insurance discussed above, we cannot predict whether deductible or retention amounts associated with all of our insurance programs will increase, or whether insurance coverage, generally speaking, will be reduced in the future. To the extent that losses occur, there could be an adverse affect on our financial results depending on the nature of the loss and the level of insurance coverage we have maintained. From time to time, we may reevaluate and change the types and levels of insurance coverage that we purchase.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
          The Company has not received written comments regarding its periodic or current reports from the SEC staff that were issued 180 days or more preceding the end of its 2005 fiscal year and that remain unresolved.
ITEM 2. PROPERTIES
          In February 2004, we commenced leasing office space at 4742 N. 24th Street in Phoenix, Arizona for a period of four years. The new offices provided needed space for the additional personnel we hired in 2005 while reducing our monthly rental expense. Warehouse storage and shipping of our finished goods are provided by contract warehouses in Phoenix, Arizona and Plainfield, Indiana through month-to-month agreements. In February 2006, we exercised an option to increase our office space. We consider our existing facilities to be adequate and suitable for their intended use.

ITEM 3. LEGAL PROCEEDINGS
    Litigation
     The Company is involved in various product liability claims and other legal proceedings. The Company’s legal expense for defense of these lawsuits continues to have a significant impact on the results of operations as the Company defends itself against the various claims. Net income and earnings per share for 2005 reflect the effect of actual and expected pretax reimbursement of $6.8 million from our principal insurance carrier, including $2.0 million for legal expenses incurred by the Company in defense of the product liability lawsuits during 2004 and 2005 and $4.8 million in connection with the settlement of our Arizona litigation described below. Additionally, net income and earnings per share for the fourth quarter and fiscal 2005 reflect the recording of approximately $8.5 million to settle the Arizona litigation and to create a reserve for any future payments related to the product liability litigation ($12 million settlement plus a $1.3 million reserve, less $4.8 million expected to be reimbursed by our insurance carrier).
     Fourth quarter 2005 legal expense was approximately $1.6 million, reduced by an expected reimbursement of $300,000 from our principal insurance carrier, resulting in net legal expense of approximately $1.3 million compared to approximately $1.7 million in the fourth quarter of 2004. For fiscal 2005, net legal expense was $5.2 million ($7.2 million in legal expense reduced by $2.0 million for expected and actual reimbursement of legal expenditures) compared to approximately $5.1 million in 2004. The Company has received approximately $800,000 of the $2.0 million recognized as insurance reimbursement and the remainder is reported under “Other receivable” in the accompanying consolidated balance sheet as of December 31, 2005. There was no reimbursement of legal expense recognized in 2004. We do not expect to recognize additional reimbursements from our insurance carriers for legal expense incurred in subsequent periods; however, we may receive reimbursement for prior legal expense beyond the $2.0 million that has been recorded.
     Among the principal matters pending to which the Company is a party are the following:
    Product Liability Matters
     From late 2003 through December 2005, numerous lawsuits were filed against us alleging that our Zicam Cold Remedy product caused the permanent loss or diminishment of the sense of smell or smell and taste. Two of these lawsuits were filed as class action lawsuits covering named and unnamed plaintiffs, but one of the class action lawsuits has been dismissed, as have the claims of several individual plaintiffs. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits.
     On January 19, 2006, we entered into an agreement to settle claims made by approximately 90% of all plaintiffs in all Zicam Cold Remedy product liability lawsuits against the Company. This settlement relates to the Arizona consolidated litigation, In Re Consolidated Zicam Product Liability Cases, Superior Court of Arizona (Maricopa County). The settlement documents acknowledge that Matrixx has denied and continues to deny any liability to the plaintiffs. Under the terms of the settlement agreement, and assuming full participation of those plaintiffs eligible to participate in the settlement program, all but 22 of the 431 plaintiffs in the Arizona consolidated litigation will dismiss their claims with prejudice and release such claims against the Company in return for participating in a voluntary settlement program. The 22 remaining plaintiffs are ineligible to participate in the settlement program, most of them because their claims are based on usage of the Zicam Cold Remedy nasal swab product as opposed to the nasal gel. Matrixx paid $11.9 million to fund awards to be made under the program. In addition, Matrixx paid $100,000 to cover the administration of the program by plaintiffs’ counsel. In order for the settlement program to become active, at least 95% of the plaintiffs eligible to participate in the settlement program must deliver a written release of their claims against Matrixx by April 3, 2006. These amounts are held in an escrow account until the settlement program is completed. If the above-noted 95% plaintiff participation threshold is not reached by April 3, 2006, Matrixx may terminate the settlement program and have the escrowed $12 million refunded. Matrixx expects approximately 40% of the total $12 million settlement program cost will be covered by insurance, although discussions are continuing with the Company’s insurance carriers about the exact amount of insurance contributions to the settlement cost. The Company recognized a charge of approximately $4.3 million (after tax) for the fourth quarter of 2005 to cover the portion of the settlement program costs not expected to be covered by insurance. As noted above, the exact amount of insurance contributions to the settlement has not been determined.

     The following thirteen cases, each of which was filed in the Superior Court of Arizona (Maricopa County), were consolidated under In Re Consolidated Zicam Product Liability Cases, Case No. CV 2004-001338, and are the subject of the settlement agreement described above: Abramsen, et al. vs. Matrixx Initiatives, Inc., et al., filed March 8, 2004; Adams, et al., vs. Matrixx Initiatives, Inc., et al., filed May 6, 2004; Adamson, et al. vs. Matrixx Initiatives, Inc., et al., filed February 1, 2005; Akers, et al. vs. Matrixx Initiatives, Inc., et al., filed August 20, 2004; Alexander, et al. vs. Matrixx Initiatives, Inc., et al., filed June 30, 2005; Allen, et al. vs. Matrixx Initiatives, et al., filed November 23, 2005; Bentley, et al. vs. Matrixx Initiatives, Inc., et al., filed January 23, 2004; Cappy, et al. vs. Matrixx Initiatives, Inc., et al., filed November 17, 2004; Douillard, John R. vs. Matrixx Initiatives, Inc., et al., filed May 6, 2004; Hudson, et al. vs. Matrixx Initiatives, Inc., et al., filed February 11, 2005; Hunter, et al. vs. Matrixx Initiatives, Inc., et al., filed June 4, 2004; Lutche, Lucy B. vs. vs. Matrixx Initiatives, Inc., et al., filed May 7, 2004; Ringbauer, et al. vs. Matrixx Initiatives, Inc., et al., filed February 11, 2004.
     The remainder of cases that are pending against the Company, covering approximately 40 plaintiffs, are: Abernathy, et al. vs. Matrixx Initiatives, Inc., et al., filed November 1, 2005, in the United States District Court, District of Alabama, Middle Division; Benkwith, et al. vs. Matrixx Initiatives, Inc., et al., filed May 3, 2004, in the Circuit Court for Montgomery County, Alabama, removed to United States District Court for the Middle District of Alabama; Bourgeois, Deborah vs. Matrixx Initiatives, Inc., et al., filed February 22, 2005, in the United States District Court for the Northern District of Alabama, Middle Division; Cash, Katie and David vs. Matrixx Initiatives, Inc., et al., filed January 13, 2005, in the Superior Court of California (Fresno County, Central Division); Chontos, Jill vs. Matrixx Initiatives, Inc., et al., filed November 1, 2005, in the United States District Court for the Northern District of Alabama; Dobson, Donald vs. vs. Matrixx Initiatives, Inc., et al., filed September 23, 2005, in the Circuit Court of the 15th Judicial Circuit In and For Palm Beach County, Florida; Dove, Mary A. vs. Matrixx Initiatives, Inc., et al., filed December 22, 2005, in the United States District Court for the Western District of Louisiana; Edwards vs. Matrixx Initiatives, Inc., et al., filed December 19, 2005, in the U.S. District Court for the Northern District of Alabama, Middle Division; Flynn, Richard vs. Matrixx Initiatives, Inc., et al., filed May 20, 2005, in the Superior Court of California (Orange County); Gillespie, Julie vs. Matrixx Initiatives, Inc., et al., filed December 8, 2004, in the Superior Court of California (Orange County), removed to United States District Court Central District of California (Southern Division); Hans, et al. vs. Matrixx Initiatives, Inc., et al., filed September 13, 2004, in the United States District Court, Western District of Kentucky; Hilton, Heather vs. Matrixx Initiatives, Inc., et al., filed June 17, 2004, in the State of Texas District Court, Tarrant County, removed to the United States District Court for the Northern District of Texas Fort Worth Division; Hood, Michael and Terri vs. Matrixx Initiatives, Inc., et al., filed April 14, 2004, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, General Jurisdiction Division; Horvat, Diane vs. Matrixx Initiatives, Inc., et al., filed February 28, 2005, in Circuit Court of Cook County, Illinois County Department, Law Division; Hurst, Janet vs. Matrixx Initiatives, Inc., et al., filed May 13, 2005, in the United States District Court, Central District of California, Santa Ana (Orange County); Johnston, Dawn vs. Matrixx Initiatives, Inc., filed November 9, 2005 in the United States District Court for the Northern District of Alabama, Middle Division; Lechner, Beth vs. Matrixx Initiatives, Inc., et al., filed March 1, 2006, in the United States District Court for the Northern District of Ohio (Eastern Division); Lesher, David vs. Matrixx Initiatives, Inc., filed November 1, 2005, in the United States District Court for the Northern District of Alabama, Middle Division; Lusch, Barbara A. vs. Matrixx Initiatives, Inc., et al., filed January 14, 2005, in the Circuit Court of the State of Oregon, removed to the United States District Court for the District of Oregon; McCune vs. Matrixx Initiatives, Inc., et al., originally Rostron, et al., filed November 1, 2004, in the United States District Court for the Northern District of Alabama, Middle Division, Case No. CV-04-AR-3136-M, originally involving plaintiffs Rostron and McCune, was severed, Rostron was transferred to the United States District court for the District of New Jersey and dismissed December 27, 2005 and McCune continues in the United States District Court for the Northern District of Alabama, Middle Division; Moore, Benjamin L. vs. Matrixx Initiatives, Inc., filed November 10, 2005, in the United States District Court for the Northern District of Alabama, Middle Division; Nelson, Tommy Ray and Sherry vs. Matrixx Initiatives, Inc., et al., filed February 28, 2005, in the Circuit Court for Roane County, Tennessee, removed to the United States District Court for the Eastern District of Tennessee Northern Division; O’Hanlon, Dennis and Bonnie vs. Matrixx Initiatives, Inc., et al., filed October 29, 2004, in the Superior Court of California (Los Angeles County), removed to United States District Court Central District of California (Los Angeles); Orlansky, Robin vs. Matrixx Initiatives, Inc., et al., filed February 9, 2005, in the Superior Court of California (San Diego County); Russell, Pamela vs. Matrixx Initiatives, Inc., filed November 9, 2005, in the United States District Court for the Northern District of Alabama, Middle Division; Rye, Wendy vs. Matrixx Initiatives, Inc., filed November 1, 2005 in the United States District Circuit Court for the Northern District of Alabama, Middle Division; Salden, Phillip vs. Matrixx, Initiatives, Inc., et al., filed December 21, 2005, in the Circuit Court of the State of Michigan; Sutherland, Janie vs. Matrixx Initiatives, Inc., et al., filed December 18, 2003, in the Circuit Court of Etowah, Alabama, removed to United States District Court for the Northern District of Alabama, Middle Division; Swanbeck, Steven vs. Matrixx Initiatives, Inc., et al., filed November 18, 2004, in the Superior Court of New Jersey Law Division: Morris County; Watson, Janet vs. Matrixx Initiatives, Inc., filed November 9, 2005, in the United States District Court for the Northern District of Alabama, Middle Division; Williams, Rose Mary et al. vs. Matrixx Initiatives, Inc., et al., filed December 29, 2004, in the United States District Court for the Northern District of Alabama, Middle Division; and Wyatt, Susan vs. Matrixx Initiatives, Inc., et al., filed June 15, 2004, in the United States District Court for the Northern District of Alabama, Southern Division.

     The following cases were dismissed, each without prejudice, since October 1, 2005: Bryant vs. Matrixx Initiatives, Inc., et al., filed June 9, 2004, in the District Court, Boulder County, Colorado, dismissed on October 18, 2005; Cheney, Sharon vs. Matrixx Initiatives, Inc., et al., filed April 20, 2005, in the Superior Court of Arizona (Maricopa County), dismissed on November 18, 2005; Flores vs. Matrixx Initiatives, Inc., et al., filed on December 30, 2004, in Santa Clara County, case dismissed on January 13, 2006; Goetz vs. Matrixx Initiatives, Inc. et al, filed May 18, 2005, in the Superior Court of Arizona (Maricopa County), case dismissed on November 21, 2005; Kalfian, Carol A. vs. Matrixx Initiatives, Inc., et al., filed April 20, 2004, in the United States District Court for the District of Rhode Island, case dismissed on January 20, 2006; Mayo, Derek vs. Matrixx Initiatives, Inc., et al., filed May 6, 2004, in the Superior Court of New Jersey, Law Division: Essex County, removed to the United States District Court for the District of New Jersey, case dismissed on February 6, 2006; Rostron, et al. vs. Matrixx Initiatives, Inc., et al., filed November 4, 2004, in the United States District Court for the Northern District of Alabama, Middle Division, originally involving plaintiffs Rostron and McCune, was severed, Rostron was transferred to the United States District court for the District of New Jersey by Order filed on March 15, 2005, case dismissed on December 27, 2005; Spiegel, Sylvia vs. Matrixx Initiatives, Inc., et al., filed September 1, 2005, in the Los Angeles County Superior Court, County of Los Angeles, South District, Long Beach, case dismissed on October 24, 2005.
     The following cases were settled since October 1, 2005: Connolly, Gay vs. Matrixx Initiatives, Inc., et al., filed October 22, 2004, in the State Court of Georgia (Cobb County), case settled on January 30, 2006; and Wagner, Nicole vs. Matrixx Initiatives, Inc., filed February 24, 2005, in the Superior Court of California, County of San Diego, case settled on February 1, 2006.
     The Company cannot predict the timing of any trials with respect to the product liability lawsuits. Also, plaintiffs’ law firms may continue to solicit potential claimants through the Internet and other media; as a result, additional lawsuits may be filed against us.
     We believe the allegations relating to Zicam Cold Remedy are unfounded. Zicam Cold Remedy has been studied in two independent, placebo-control studies. In those studies, there was no statistically significant difference in adverse events between the placebo and non-placebo group, and there was no indication in either group of impairment to the sense of smell. Further, the incidence of smell disorders is reported at 1% to 2% of the population on average, and is very common in those over age 50. Upper respiratory infections are among the most common causes of impairment to sense of smell. Therefore, any product such as Zicam Cold Remedy designed to treat upper respiratory illnesses may be mistakenly associated with distortion of sense of smell. The rate of reported complaints of distortion of the sense of smell associated with Zicam Cold Remedy is well below these national incidence levels.
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
     We have submitted all of the existing lawsuits to our insurance carriers. In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. If the fully-funded program were to incur any liability, the Company’s financial results could be materially impacted. We cannot predict the outcome of the litigation but we will defend ourselves vigorously. If any liability were to result from one or more of these or future lawsuits, we believe our financial results could be materially impacted. Our financial results could also be materially impacted by the adverse publicity that may result from the lawsuits.

Litigation Reserves
     We record accruals for such contingencies to the extent that we conclude their occurrence is probable and the related damages are estimable. If a range of liability is probable and estimable and no amount within the range appears to be a better estimate than any other amount within the range, we accrue the minimum of such probable range. Many claims involve highly complex issues relating to causation, label warnings, scientific evidence, actual damages and other matters. Often these issues are subject to substantial uncertainties and, therefore, the probability of loss and an estimation of damages are difficult to ascertain. Consequently, we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for these contingencies. Therefore, as of December 31, 2005, the Company has established a reserve of $1.3 million for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions, some of which are described below, and was the amount that the Company believed that it could reasonably estimate would be spent to resolve the remaining cases that have been filed. Some of the significant factors that were considered in the establishment of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy and structure in light of the recent settlement; and the number of cases that remain pending against the Company. There are events, such as the dismissal of any cases, the outcome of a trial, or rulings on pending evidentiary motions, that may have an impact on the Company’s conclusions as to the adequacy of the reserves for the pending product liability lawsuits. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period. The Company will continue to review the adequacy of the associated reserves on a quarterly basis.
    Securities Litigation Matters
     Two class action lawsuits were filed in April and May 2004 against the Company, our President and Chief Executive Officer, Carl J. Johnson, and our Executive Vice President and Chief Financial Officer, William J. Hemelt, alleging violations of federal securities laws. On January 18, 2005, the cases were consolidated and the court appointed James V. Sircusano as lead plaintiff. The amended complaint also includes our Vice President of Research and Development, Timothy L. Clarot, as a defendant and was filed March 4, 2005. The consolidated case is Sircusano, et al. vs. Matrixx Initiatives, Inc., et al., in the United States District Court, District of Arizona, Case No. CV04-0886 PHX DKD. Among other things, the lawsuit alleges that between October 2003 and February 2004 (the “Class Period”), we made materially false and misleading statements regarding our Zicam Cold Remedy product, including failing to adequately disclose to the public the details of allegations that our products caused damage to the sense of smell and of certain of the product liability lawsuits described above. We filed a motion to dismiss this lawsuit and, on March 8, 2006, the Company received an Order dated December 15, 2005 granting the motion to dismiss the case, without prejudice. In accordance with and subject to the provisions of the Company’s Certificate of Incorporation, Messrs. Johnson, Hemelt, and Clarot will be indemnified by the Company for their expenses incurred in defending these lawsuits and for any other losses which they may suffer as a result of these lawsuits. The Company has submitted this matter to its insurance carriers and may incur charges up to the deductible amount of $1 million. If any liability were to result from this lawsuit which is not covered by insurance, we believe our financial results could be materially impacted.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2005, through the solicitation of proxies or otherwise.
Executive Officers of Matrixx
     The names, ages, positions and business experience of each of our executive officers are listed below. Each executive officer is appointed by our board of directors to hold office until his or her successor is appointed and qualified or until such earlier time as such officer may resign or be removed by the board.

Carl J. Johnson, 57, President and Chief Executive Officer
     Mr. Johnson joined Matrixx in July 2001 as President and Chief Executive Officer and as a member of the board of directors. Mr. Johnson’s professional experience exceeds 30 years in the product development, marketing, and sales arenas with several large pharmaceutical and consumer goods companies. From 1993 to 2001, Mr. Johnson was Vice President, Commercial Development with Perrigo Company, a public company and leading manufacturer of over-the-counter pharmaceutical and nutritional products for the store brand market. In that capacity he was responsible for procuring new products and technologies and contract manufacturing services emphasizing Abbreviated New Drug Applications (ANDA) products. Mr. Johnson also worked at Johnson & Johnson from 1973 to 1989 where he held a number of high level marketing and sales positions, including responsibility for the national launch of the Acuvue® disposable contact lens product. Mr. Johnson also provided marketing leadership for a special team tasked to re-engineer Johnson & Johnson’s sales, administrative and operational functions. Mr. Johnson earned a Master of Business Administration — Marketing from the Fairleigh Dickinson University and a Bachelor of Science in Economics from Wagner College.
William J. Hemelt, 52, Executive Vice President, Operations, Chief Financial Officer, and Treasurer
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
Timothy L. Clarot, 51, Vice President of Research & Development
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
Lynn Romero, 41, Vice President of Administration and Secretary
     Ms. Romero joined Matrixx in May 2000 as Manager of Investor Relations. Ms. Romero was promoted to Director of Administration in April 2002, Vice President of Administration in January 2004, and Secretary in February 2005. As Vice President of Administration, Ms. Romero oversees human resources, information technology and intellectual property matters. Ms. Romero has over 20 years of professional experience in administration, marketing and investor relations. Prior to joining Matrixx, Ms. Romero held administrative positions with Athletes Village, Christensen & Associates and MicroAge, Inc. Ms. Romero holds a Bachelor of Science from Northern Arizona University in Computer Information Systems.
James A. Marini, 44, Vice President of Sales
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
Mike Voevodsky, 41, Vice President of Marketing
     Mr. Voevodsky joined Matrixx in January 2004 as Vice President of Marketing. Mr. Voevodsky has 18 years of experience in product marketing and business development. From July 2000 to December 2004, Mr. Voevodsky was Vice President of Business Development for Hextek Corporation, a manufacturer of lightweight optics used in research, high energy lasers and military applications. Mr. Voevodsky worked at Perrigo Company from 1994 to 2000 where he held a number of strategic positions including Director, Pharmaceutical Business Development. Mr. Voevodsky holds a Bachelor of Science from the University of Arizona and a Master of Business Administration from Harvard Business School.

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

	Market Price
	High	Low
Fiscal Year 2004
First Quarter	$20.89	$8.31
Second Quarter	$11.19	$8.45
Third Quarter	$10.60	$7.25
Fourth Quarter	$14.74	$10.35

Fiscal Year 2005
First Quarter	$12.60	$9.00
Second Quarter	$12.97	$9.70
Third Quarter	$14.87	$10.83
Fourth Quarter	$22.65	$13.91
     As of March 10, 2006, we had approximately 8,000 record and beneficial stockholders.
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
     In April 2004, the Company’s Board of Directors authorized a Common Stock Repurchase Program for up to 1.0 million shares of the Company’s common stock. During 2004, the Company purchased 17,900 shares of common stock at an aggregate cost of $157,081. There were no repurchases during 2005.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected historical financial data for Matrixx for each of the years in the five-year period ended December 31, 2005, and, where appropriate, reflects results on a continuing and discontinued operations basis. The financial data presented below is derived from Matrixx’s audited consolidated financial statements. We report Matrixx’s, Zicam, LLC’s, and Zicam Swab Products, LLC’s financial results on a consolidated basis. On July 20, 2001, we sold substantially all of our chewing gum assets and business to Wrigley. Our financial results following this date reflect our former chewing gum operations as discontinued operations. On December 5, 2001, we acquired the remaining 40% interest in Gel Tech, L.L.C., making it a wholly-owned subsidiary of Matrixx. (In July 2002, the name of Gel Tech, L.L.C. was changed to Zicam, LLC). For additional information, see the financial statements of Matrixx and the notes thereto included elsewhere in this report. The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is qualified by reference thereto and to Matrixx’s financial statements and notes thereto.

(000’s, except per share data)	2005	2004	2003	2002	2001
Net sales	$90,461	$60,231	$43,496	$23,548	$16,072
Net income (loss)
- Continuing Operations	$3,078	$4,957	$3,344	$4,757	$(4,799)
- Discontinued Operations	$—	$—	$—	$—	$17,412
Net income (loss) per share of common stock — basic
- Continuing Operations	$0.32	$0.52	$0.36	$0.50	$(0.52)
- Discontinued Operations	$—	$—	$—	$—	$1.88
Net income (loss) per share of common stock — diluted
- Continuing Operations	$0.32	$0.52	$0.35	$0.50	$(0.52)
- Discontinued Operations	$—	$—	$—	$—	$1.88
Dividends per share	$—	$—	$—	$—	$—
Shares outstanding at year end	9,600	9,520	9,475	9,441	9,432
Total assets	$88,751	$60,134	$50,077	$47,185	$42,507
Long term obligations	$—	$—	$—	$—	$5,254
Stockholders’ equity	$48,110	$44,126	$38,790	$35,155	$24,369
Earnings for 2002 include the reversal of a valuation allowance of approximately $3.4 million. Earnings for 2005 include the recording of $8.5 million for expense related to settling litigation as well as a tax benefit related to realization of $477,000 in tax credits.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     In Fiscal 2001, we undertook a significant change in our strategic plan and related business operations by exiting the chewing gum business and refocusing entirely on the development, production and sale of over-the-counter pharmaceutical products. In July 2001, we sold substantially all of our assets and business related to our chewing gum operations to Wrigley. In December 2001, we acquired the remaining 40% interest of Gel Tech, making it a wholly-owned subsidiary of Matrixx. In July 2002, the name Gel Tech, L.L.C. was changed to Zicam, LLC. Our financial results reflect our former chewing gum operations as discontinued operations, and consequently these operations are not reflected in the following discussion and analysis. We report Zicam, LLC’s and Zicam Swab Products, LLC’s financial results on a consolidated basis.

     Our restructuring process continued in 2002 as we reincorporated in Delaware, changed our name to Matrixx Initiatives, Inc. and consolidated our operations in our Phoenix office. Moreover, as part of our focus on over-the-counter pharmaceutical products, we introduced five new Zicam nasal gel products in 2002, improved package graphics for the entire Zicam product line and engaged a new sales team to represent our products to retailers. We continued to expand the Zicam product line in 2003 by introducing three Zicam Cold Remedy oral products — Chewables, RapidMelts and Oral Mist. Furthering our growth, we introduced six Zicam Cough Mist products in the third quarter of 2004. We increased our offerings again in 2005 by introducing an additional Zicam Cough Mist product, four Zicam flu relief products, and launching our new Nasal Comfort brand.
Executive Summary
     The Company currently markets 23 products within the $3.5 billion overall cough and cold category at retail. Our 21 Zicam products are sold in the cold (3 nasal delivery products and 3 oral delivery products), allergy/sinus (4 Zicam nasal delivery), cough (7 oral delivery products), and flu (4 oral delivery products) market groups of the overall cough and cold category. Our Nasal Comfort products are generally sold within the space allocated for allergy and sinus products at retail. We believe Nasal Comfort will benefit consumers suffering from asthma, allergies, and sinus conditions as well as active lifestyle individuals concerned about respiratory health. We expect that our mix of products sold will change due to seasonality and varying growth rates within the market groups. For the year ended December 31, 2005 our mix of products sold (units) was cold (nasal and oral) — 57%, allergy/sinus — 16%, cough — 10%, flu — 13%, and Nasal Comfort — 4% compared to cold — 62%, allergy/sinus — 21%, and cough — 17% for the year ending December 31, 2004. Our products are currently available at all of the major food, drug, and mass merchant retailers.
     The following table details our sales by product class with further details below:

Product Class	2003	2004	2005
Cold Remedy	$34,197,499	$39,249,136	$55,292,673
Allergy/Sinus	$9,298,267	$13,357,491	$15,914,495
Cough	$0	$7,624,308	$6,514,769
Flu	$0	$0	$8,489,465
Nasal Comfort	$0	$0	$4,249,192

Total Net Sales	$43,495,766	$60,230,935	$90,460,595

     Net sales for 2005 increased to approximately $90.5 million, or 50% above net sales in 2004 of $60.2 million. Approximately 42% of the increase was attributable to sales of flu and Nasal Comfort products, which include the four new Zicam Flu relief and two Nasal Comfort products that we began shipping in August 2005. Sales of Zicam Cold Remedy products grew 41% and represented approximately 53% of our net sales growth. Additionally, sales of allergy/sinus products grew 19% in 2005. Cough product sales declined approximately 15% in 2005. We expect the trend of increasing net sales will continue as we promote consumer awareness of our products, increase distribution of our products, and introduce new items. The Company expects 2006 annual net sales will increase 25-35% over the sales recorded in 2005.
     Net income for 2005 was approximately $3.1 million, including the impact of an $8.5 million ($5.0 million net of tax) charge, net of expected recovery from insurance programs, recorded in the fourth quarter for settling the Arizona litigation and recording a reserve for the remaining product liability lawsuits (See Part I, Item 3- “Legal Proceedings”). Excluding the impact of the settlement charge, reserve, and tax credits, net income for 2005 was approximately $7.6 million, or $0.78 per diluted share, compared to net income of approximately $5.0 million in 2004. We believe income and earnings excluding the settlement, reserve, and tax credits that were recognized in the fourth quarter of 2005 provide investors with a useful indicator of our results that is comparable among periods because it excludes the effects of unusual items that may occur on an irregular basis. Investors should note that these non-GAAP financial measures involve judgments by management, including whether an item is classified as an unusual item. We use similar concepts to measure our performance internally in reports for management.
     We expect net income in future periods will be significantly affected by the level of sales, the timing and amount of our advertising and research and development expenses, and the timing and amount of expenses incurred in the defense of product liability matters. Expenditures for advertising and research and development will vary by quarter throughout the year and could be significantly different in 2006 than the amounts incurred in the same periods in earlier years. We expect that advertising expenses will be highest in the fourth and first quarters in conjunction with the cough and cold season. The Company expects annual net income in 2006 will grow 15-25% above the level realized in 2005, exclusive of the unusual items noted in the preceding paragraph. We anticipate quarterly earnings will continue to vary along with the seasonality of sales and the level of marketing and research and development activities. As in prior years, we believe the second quarter of 2006 will result in a loss.

       In February 2006, the Company announced enhancements to the Zicam product line for 2006. The enhancements include Zicam RapidMelt + C, a vitamin C enhanced RapidMelt, a rapid dissolve Zicam Cough Melt that capitalizes on our successful quick dissolve technology, and the re-launch of the Cold Remedy Swabs utilizing the dry handle swab technology acquired in the third quarter of 2005. We continue to direct research and development activities toward introducing products in additional over-the-counter categories.
     The Company’s management reviews several key performance indicators.
1)	We compare our year to date sales and net income performance against our stated annual goal for each. For fiscal 2005, our stated goal was to grow sales 25% — 35% and net income 10% — 20% above the level realized in 2004. We realized net sales growth of 50% in 2005. As noted previously, net income for 2005 reflects recognition of approximately $8.5 million as expense related to settling the Arizona litigation and creating a reserve for the remaining lawsuits, and $477,000 in tax credits. Net income grew by 54% exclusive of these one-time items.

2)	We monitor our share of the cough and cold market. For the 52 weeks ended December 25, 2005, retail sales of our products (as measured by three outlet syndicated scanner data, not including our largest customer, Wal-Mart) increased approximately 48% over the comparable period in the previous year, while the entire cough and cold category increased approximately 13% over the same period. The increased sales of our products for the 52 weeks ended December 25, 2005 achieved a share of approximately 2.4% of the entire cough and cold market compared to a share of 1.8% in the previous year.

3)	We measure our ability to maintain strong gross margins on our products. During 2005 we achieved an average gross margin of 69%, which is below our goal of 70%, and equal to the average gross margin of 69% realized in 2004 (gross margins on our existing products vary between 50% and 80%). Average gross margins remaining below 70% is primarily attributable to higher start-up costs related to new products and increased freight costs.

4)	We evaluate our operating performance by reviewing, over time, our ability to decrease administrative and general costs as a percentage of net sales. For 2005, our operating expenses (excluding R&D and litigation settlement charges) were approximately 50% of our net sales compared to 53% in 2004. Operating expenses for the year, as a percentage of net sales, have been positively impacted by operating expense increasing at a lower rate than sales growth. Although we recognized $2.0 million in 2005 for reimbursement of legal expenses, legal expense continues to negatively impact results. Legal expense in 2005 increased to $5.2 million (net of the $2.0 million insurance reimbursement discussed in Part I Item 3 Legal Proceedings) compared to $5.1 million in 2004. The increased legal expense is primarily related to the product liability lawsuits which have been filed against the Company (see Part I, Item 3 — “Legal Proceedings”).

5)	We review the distribution of our products by key national retailers. Our ten largest retail customers carry, on average, 14 of our 23 products (Zicam & Nasal Comfort) compared to 12 of our 16 products in 2004. Those customers accounted for approximately 75% of our net sales in 2005, and 73% of net sales in 2004.
Seasonality and Quarterly Results
       The products we currently market are seasonal in nature, and sales at retail generally increase as the level of population suffering from colds rises. The Company records sales when we ship products from our warehouse facilities. During the third quarter, the Company usually realizes increased sales volume as retailers stock our products and order displays to prepare for the upcoming cough and cold season. Additional sales (re-orders) to retailers are highly dependent upon the incidence of illness within the population. Retail consumption of our products is highest during the cough and cold season, which usually runs from October through March. The Company begins extensive advertising campaigns to coincide with the cough and cold season and generally realizes higher advertising expense in the fourth and first quarters of each year. The second quarter of each year generally accounts for less than 10% of annual sales. Further, the Company records the expense for annual bonuses and incentive stock awards when goal attainment for the bonus is reached, which is generally reflected in fourth quarter results. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

     Certain information is set forth below for our quarterly and fiscal operations expressed in $000’s and as a percentage of net sales for the periods indicated:
Quarterly Results:

	2005
$000s	Q1 2005	% NS	Q2 2005	% NS	Q3 2005	% NS	Q4 2005	% NS	FY 2005	% NS
Net Sales	$14,982		$6,255		$25,203		$44,022		$90,461

R&D	$500	3%	$966	15%	$784	3%	$1,820	4%	$4,069	4%
Marketing	$5,069	34%	$1,668	27%	$1,981	8%	$16,284	37%	$25,002	28%
Sales	$614	4%	$431	7%	$1,233	5%	$3,038	7%	$5,316	6%
General & Administrative	$1,868	12%	$1,611	26%	$2,059	8%	$4,639	11%	$10,176	11%
Legal	$1,273	8%	$819	13%	$1,735	7%	$9,875	22%	$13,702	15%

Total Op Expenses	$9,323	62%	$5,495	88%	$7,792	31%	$35,656	81%	$58,266	64%

As noted previously, fourth quarter 2005 legal expense reflects recognition of approximately $8.5 million as expense related to settling the Arizona litigation and recording a reserve for the remaining lawsuits.

	2004
$000s	Q1 2004	% NS	Q2 2004	% NS	Q3 2004	% NS	Q4 2004	% NS	FY 2004	% NS
Net Sales	$12,933		$3,392		$16,905		$27,002		$60,231

R&D	$470	4%	$522	15%	$354	2%	$541	2%	$1,887	3%
Marketing	$4,771	37%	$1,216	36%	$1,313	8%	$9,427	35%	$16,726	28%
Sales	$665	5%	$123	4%	$862	5%	$1,406	5%	$3,056	5%
General & Administrative	$1,546	12%	$1,037	31%	$1,442	9%	$2,962	11%	$6,987	12%
Legal	$435	3%	$1,096	32%	$1,812	11%	$1,750	6%	$5,093	8%

Total Op Expenses	$7,887	61%	$3,993	118%	$5,783	34%	$16,086	60%	$33,749	56%

	2003
$000s	Q1 2003	% NS	Q2 2003	% NS	Q3 2003	% NS	Q4 2003	% NS	FY 2003	% NS
Net Sales	$8,902		$2,994		$13,374		$18,226		$43,496

R&D	$311	3%	$596	20%	$795	6%	$855	5%	$2,557	6%
Marketing	$3,899	44%	$743	25%	$1,149	9%	$6,661	37%	$12,452	29%
Sales	$568	6%	$226	8%	$761	6%	$1,059	6%	$2,613	6%
General & Administrative	$1,085	12%	$989	33%	$1,638	12%	$1,924	11%	$5,636	13%
Legal	$141	2%	$214	7%	$207	2%	$378	2%	$940	2%

Total Op Expenses	$6,003	67%	$2,768	92%	$4,551	34%	$10,877	60%	$24,199	56%

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
     Income Taxes: Due to our significant operating losses prior to 2001, we possessed a tax loss carry-forward, which could be used to reduce our taxable income in future periods. Due to a history of operating losses, we recorded a deferred tax valuation allowance in 2001 and prior years to offset the entire deferred tax asset arising from our tax loss carry-forward. However, due to the significant improvement in our net income in 2002, together with our expectation of continuing profitability in future years, we determined that we were more likely than not to realize the tax benefit associated with our tax loss carry-forward. Consequently, we reduced the deferred tax valuation allowance to zero in 2002. The effect of this change was a decrease in our income tax expense of approximately $3.4 million in 2002.
     In 2004 and 2005, we recorded income tax expense based on our estimated effective income tax rate for the year and will continue to do so in future periods. In 2005, we fully utilized the tax loss carryforward and realized a tax benefit related to realization of approximately $477,000 in tax credits. We expect to incur higher tax payments in future years.
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
     Customer Sales Returns and Allowances: The estimate for product returns is based on our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects potential product returns. Our sales returns experience has been consistent with our estimate for returns. For the first six months of 2005, we recorded a returns provision of 3% of gross sales for the ten Zicam products introduced in 2003 or earlier and a returns provision of 7% of gross sales for the six Zicam Cough Mist products that began shipping in July 2004. In July 2005, we reviewed the return provision for the six Zicam Cough Mist products that began shipping in July 2004 and, based on our review and our product return experience, we reduced the return provision from 7% to 3% on sales of these six products occurring after July 1, 2005. Currently, we are recording a returns provision of 3% (for potential returns and allowances) of gross sales for the 16 Zicam products introduced in 2004 or earlier. In establishing the appropriate reserve for the new Zicam Cold & Flu Relief, Nasal Comfort, and Zicam Cough Mist Max products, that began shipping in the third quarter of 2005, we reviewed the similarities and differences of the new products relative to the Zicam products for which we now have several years of product return experience. Based on that review we are recording a provision of 7% of gross sales for these products. We will review the return provision at least quarterly and adjust these reserve amounts as actual product return experience continues to develop. Should the actual level of product returns vary significantly from our estimates, our operating and financial results could be materially affected. We expect a higher sales returns allowance will be recorded in the future for new products that we introduce until such products achieve market acceptance.

     Legal Contingencies: We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. See Part I, Item 3- “Legal Proceedings” for information regarding our pending litigation. While we are vigorously defending ourself in these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. As of December 31, 2005, the Company has established a reserve of approximately $1.3 million solely for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions and was the amount that the Company believed that it could reasonably estimate would be spent to resolve the remaining cases. Some of the significant factors that were considered in the establishment of the reserve were: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy and structure in light of the recent settlement and the number of cases that remain pending against the Company. There are events, such as the dismissal of any cases, the outcome of a trial, or rulings on pending evidentiary motions, that may have an impact on the Company’s conclusions as to the adequacy of the reserves for the pending product liability lawsuits. The Company will continue to review the adequacy of the associated reserves on a quarterly basis. The Company followed the guidance of SFAS 5, “Accounting for Contingencies”, which states the Company is required to accrue a contingent loss when the loss is deemed probable.
Results Of Operations For The Year Ended December 31, 2005 Compared To The Year Ended December 31, 2004
     Certain information is set forth below for our operations expressed in $000’s and as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2005		2004
Net sales	$90,460	100%	$60,231	100%
Cost of sales	28,201	31	18,405	31

Gross profit	62,259	69	41,826	69
Operating expenses	54,196	60	31,862	53
Research & development	4,069	4	1,887	3

Income from operations	3,994	4	8,077	13
Interest and other income	417	—	370	1
Interest expense	—	—	40	—

Income before income taxes	4,411	5	8,407	14
Provision for income taxes	1,333	1	3,450	6

Net income	$3,078	3%	$4,957	8%

Net Sales
     Net sales for 2005 increased to approximately $90.5 million or 50% above net sales of $60.2 million in 2004. Approximately 42% of the $30.2 million increase in net sales was attributable to sales of the new Zicam flu relief and Nasal Comfort products introduced in the third quarter of 2005, while approximately 53% of the increase was due to increased sales of our Zicam Cold Remedy products, particularly the oral products introduced in 2003. The remainder of the increase was due to a 19% increase in sales of Zicam allergy and sinus products, offsetting a decline of approximately $1.1 million in Zicam Cough Mist sales. We believe increased sales of our products are primarily due to greater brand awareness and marketing efforts.

Cost of Sales
     The cost of sales for 2005 increased approximately $9.8 million or 53% over the cost of sales in 2004. The increase is primarily due to the higher number of units sold in 2005. The cost per unit sold in 2005 increased approximately 3% compared to the cost per unit sold in 2004. The higher average cost per unit is due to higher costs for the new flu relief and Nasal Comfort products introduced during 2005.
Gross Profit
     Gross profit for 2005 increased to approximately $62.3 million or 49% above gross profit in 2004, primarily due to the increase in sales. The gross margin percentage achieved in 2005 remained unchanged from the prior year’s gross margin of 69%. The gross margin percentage on our current products varies between 50% and 80%. Gross margin will continue to be affected by the relative mix of products sold. Average gross margin percentages were below our goal of 70% primarily due to higher costs for our new items, particularly our flu products, and increased freight charges.
Operating Expenses
     Operating expense for 2005 increased to approximately $54.2 million from $31.9 million in 2004. The increase is due to $8.5 million recognized for litigation resolution ($12.0 million for the Arizona settlement plus $1.3 million as a reserve for litigation, less $4.8 million for expected reimbursement from our insurance companies). Legal expense increased to approximately $5.2 million ($7.2 million for 2005 legal expense less $2.0 million for reimbursement from our insurance carriers for legal expenses incurred in 2004 and 2005) compared to legal expense of $5.1 million in 2004.
     Also contributing to higher expenses were increases in marketing and advertising expenses of $8.3 million (approximately $25.0 million in 2005 compared to $16.7 million in 2004). Advertising expense increased approximately $5.0 million to $19.8 million in 2005 from $14.8 million in 2004. Non-advertising marketing expense increased $3.3 million, primarily related to consumer research, public relations, and sampling programs. Sales expense increased $2.3 million during 2005 primarily due to increased expense for our retail coverage and higher sales commission expense of $1.8 million. Our labor expense increased $1.8 million, which is related to the addition of 11 new employees in 2005, and the recording of year-end bonuses awarded for achieving annual goals. We also experienced an increase of $1.2 million for our general and administrative expenses. The majority of this increase is due to increased quality control and customer service expense.
     We expect expenses in future periods will vary largely in relation to the level of our advertising expenditures, which are heaviest in the first and fourth quarters. We anticipate that we will continue to incur approximately $1.0 million to $1.2 million, per quarter, in legal expense for the Zicam Cold Remedy product liability and securities litigation matters in which we are engaged (see Part I, Item 3 — “Legal Proceedings”). The Company continues to pursue an agreement with various of its insurers concerning recovery of defense costs relating to these matters.
Research and Development
     Research and development expense increased from approximately $1.9 million in 2004 to $4.1 million in 2005. We expect to invest 4% to 6% of 2006 annual net sales on research and development efforts. We continue to invest in research and development efforts and remain focused on developing new products.
Interest & Other Income
     Other income increased to $0.4 million in 2005, approximately $50,000 higher than 2004. The increase is attributable to interest income associated with our increased cash position and higher interest rates.
Interest Expense
     We did not incur any interest expense during 2005. In July 2004, we borrowed $2 million against our credit facility with Comerica Bank, resulting in $40,000 in interest expense. We repaid the borrowing in the fourth quarter of 2004 and ended the year with no debt outstanding.
Income Before Income Taxes
     Income before income tax for 2005 decreased 48% to approximately $4.4 million from $8.4 million in 2004. The decrease is due to the recording of $8.5 million related to the settlement of litigation and the reserve for remaining lawsuits, which offsets the increase in sales of $30.3 million and gross profit of $20.4 million. We expect that income in future periods will be significantly impacted by the success of our current products, new product introductions, and year-over-year changes in our advertising, research and development, and legal expenses.

Provision for Income Tax Expense
     In 2005, we recorded a provision for income tax expense at our combined federal and state estimated, effective tax rates. We also recognized approximately $477,000 in tax credits. Due to our higher income base and the elimination of our tax loss carry-forward, we were able to realize a credit of $302,000 for alternative minimum tax payments made in prior years and $175,000 in tax credits due to higher research and development spending.
Net Income
     Net income decreased approximately $1.9 million, or 38%, to approximately $3.1 million in 2005 compared to net income for 2004 of approximately $5.0 million. The decrease in net income is due to our higher sales and gross margin being offset by litigation costs, settlements, and reserves.
Results Of Operations For The Year Ended December 31, 2004 Compared To The Year Ended December 31, 2003
     Certain information is set forth below for our operations expressed in $000’s and as a percentage of net sales for the periods indicated:

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

Net Sales
     Net sales for 2004 increased to approximately $60.2 million, or 38% above net sales in 2003. Approximately 46% of the $16.7 million increase in net sales was attributable to sales of the six Zicam Cough Mist products introduced in the third quarter of 2004; approximately 30% was due to higher sales of our Zicam Cold Remedy products, particularly the oral products introduced in 2003; and the remainder of the increase was due to increased sales of Zicam allergy and sinus products.
Cost of Sales
     The cost of sales for 2004 increased approximately $5 million or 37% over the cost of sales in 2003. The higher cost of goods sold is due to the higher number of units sold in 2004. The cost per unit sold in 2004 decreased approximately 4% compared to the cost per unit sold in 2003. The lower cost per unit sold is due to lower costs across our entire product line, including the new swab product introduced in the first quarter of 2004.
Gross Profit
     Gross profit for 2004 was approximately $42 million or 40% above gross profit in 2003, primarily due to the increase in sales. The gross margin percentage achieved in 2004 remained unchanged from the prior year’s gross margin of 69%. The gross margin percentage on our products sold during this period varied between 65% and 80%. Gross margin will continue to be affected by the relative mix of products sold.

Operating Expenses
     Operating expense for 2004 increased to approximately $31.9 million from $21.6 million in 2003. This was primarily due to a $4.1 million increase in legal expense associated with product liability and securities litigation claims. Total legal expense in 2004 was approximately $5.1 million compared to $0.9 million in 2003. Also contributing to the higher expenses were increases in advertising expense of $3.0 million (approximately $14.7 million in 2004 compared to $11.7 million in 2003); non-advertising marketing expense of $1.1 million (primarily related to consumer research as well as public relations expense associated with the anosmia claims); higher insurance expense of $0.3 million; increased sales commission expense of $0.4 million; higher labor expense of approximately $0.75 million; and a rise in quality control and customer service expense of $0.2 million. The Company also recorded an increase in charitable contributions of $0.2 million.
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
Interest Expense
     Interest expense of $40,000 for 2004 was approximately $207,000 below the level incurred in 2003. The decrease was attributable to the repayment of the debt of $10.2 million we incurred in connection with the acquisition of the 40% interest in Gel Tech, LLC in December 2001. This debt with imputed interest of 6.5% was fully repaid in November 2003. In July 2004, we borrowed $2 million against our credit facility with Comerica Bank, which we repaid in the fourth quarter of 2004. We ended the year with no debt outstanding. Our credit facility included interest at 0.75% above prime (or 6% at December 31, 2004).
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
Liquidity and Capital Resources
     Our working capital increased to $27.5 million as of December 31, 2005 from $23.2 million as of December 31, 2004, an increase of approximately $4.3 million. During 2005, we experienced a decrease in available cash of approximately $0.4 million.
     The decrease in cash primarily stems from cash generated by operations of approximately $2.0 million being offset by increases in capital expenditures and deposits of $2.6 million. During 2005 the Company acquired $1.1 million of equipment and intellectual property, related to the dry handle swab product, from Viridian. Additionally, the Company is having new equipment built in order to produce swabs utilizing the acquired intellectual property. We expect to spend approximately $4 million during 2006 to complete a new automated line to produce our swab product. We expect the new line will be owned by the Company, but will be managed and run by a contract manufacturer. The Company also capitalized the development and redesign of the Zicam and Nasal Comfort websites. During 2005, we also acquired approximately $220,000 of tooling related to our new Zicam flu relief products.

     The Company’s principal source of liquidity is cash generated from sales of our products to retailers and distributors. The majority of sales are given 30 day credit terms; however, payment terms are occasionally extended, as retailers begin to increase inventory of our products prior to the onset of the cough and cold season. The Company records an estimated allowance for potentially uncollectible accounts, which is reviewed on a monthly basis. We believe our allowance as of December 31, 2005 is adequate.
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
     Due to our tax loss carryforward, we have not incurred sizeable income tax payments. However, we fully utilized our tax loss carryforward in 2005 and we expect to incur higher tax payments in future years. We do not expect future tax payments to have a material adverse effect on the Company’s liquidity.
     Historically, the Company has had very low capital expenditures since we rely on contract manufacturers to produce our products. Typical capital expenditures include investments in technology, office furniture, and leasehold improvements. However, during 2006 the Company anticipates spending approximately $4 million for an automated manufacturing line that will produce our swab products. In addition, the Company occasionally provides deposits and prepayments to our manufacturers to improve and increase manufacturing capabilities for our products.
     On January 19, 2006, Matrixx entered into an agreement to settle claims made by most of the plaintiffs in the Arizona consolidated litigation against the Company. Matrixx paid $11.9 million to fund awards to be made under the settlement agreement and the Company paid $100,000 to cover the administration of the program by plaintiffs’ counsel. We expect approximately 40% of the total $12 million settlement program cost will be covered by insurance, although discussions are continuing with the Company’s insurance carriers about the exact amount of insurance contributions to the settlement cost.
     In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. Under the program, we have agreed to reimburse our insurer for its claims administration expenses and for amounts paid out by it in settlement of product liability claims filed after the initial date of the program and which are not covered by insurance programs from prior years. The terms of the program require us to maintain an irrevocable, evergreen letter of credit issued by a bank or other financial institution to secure our reimbursement obligations to our insurer. We have a $5.0 million letter of credit with Comerica Bank and have reserved an equal amount of cash to secure repayments of amounts that become due under the letter of credit. The $5.0 million reserve is noted as Restricted Cash on the consolidated balance sheet and has been placed in an interest-bearing certificate of deposit. During 2006, we anticipate entering into a new insurance program that will allow the Company to dissolve the fully-funded deductible insurance program. If this occurs, we expect the $5 million currently secured under the existing program will become unrestricted.
     We have a $4.0 million credit facility with Comerica Bank that was renewed until July, 2007. The interest rate under the new credit facility is 0.25% above prime (or 7.5% at December 31, 2005), which represents a reduction from the previous rate of 0.75% above prime. Due to the recent settlement of the Arizona litigation, the Company did not meet two of the financial conditions required in the agreement. The Company has received a waiver for those conditions and there were no borrowings under the facility during 2005. We believe that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months.

Contractual Obligations
     We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations
	(In thousands of dollars)
	Payments due by Period as of December 31, 2005
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	324	160	164	0	0
Purchase Obligations	10,693	10,693	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$11,017	$10,853	$164	$0	$0

Recently Issued Accounting Standards
     The Financial Accounting Standards Board (FASB) issued SFAS No. 123R (Revised 2004), Share-Based Payment, which was originally scheduled to take effect for reporting periods beginning after June 15, 2005 (third quarter adoption for the Company) and which has since been postponed to take effect for the Company’s 2006 fiscal year, as explained below. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, the statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Prior to January 2006, in accordance with APB No. 25, the Company recorded the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is recognized in fiscal 2005 for fixed stock plans as the exercise price equals or exceeds the stock price on the date of grant. Under SFAS No. 123R, the Company will be required to measure the cost of services received in exchange for equity instruments based on the grant-date fair value of the award and that cost will be recognized to expense over the requisite service, or vesting, period. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such equity instruments. The Company will use the Black-Scholes option-pricing model in valuing such equity instruments. Upon adoption of SFAS No. 123R, the Company can elect either Modified Prospective Application (MPA) or the Modified Retrospective Application (MRA). The MPA applies SFAS No. 123R to new awards and awards modified after the effective date, and to that portion of outstanding awards for which part or all of the requisite service will be rendered on or after the effective date. The MRA applies SFAS No. 123R to either all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. The Company has chosen to apply the MPA method. Note 1 to the Condensed Consolidated Financial Statements illustrates the effects on net income and earnings per share if the Company had adopted SFAS No. 123R using the Black-Scholes option-pricing model.
     On February 7, 2005, the Company’s Compensation Committee approved a new executive stock ownership requirement and approved the immediate vesting of all outstanding stock options previously granted under the Company’s option plans, including those granted to executive officers and directors, for which the option exercise price was above the closing price on February 7, 2005. The immediate vesting of these options will avoid the compensation expense in future periods for these options which were granted prior to the implementation of SFAS No. 123R. The Company expects to grant restricted stock in future periods and anticipates fewer option grants.
     On April 15, 2005 the Securities and Exchange Commission issued Release No. 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment. The amended Rule permits calendar year registrants subject to oversight by the SEC to implement SFAS No. 123R as of the beginning of their next fiscal year. Accordingly, the Company implemented SFAS No. 123R as of January 1, 2006. The Company expects the adoption of SFAS No. 123R will not have a material impact on the Company’s financial position or results of operations. The pro forma impact of recognizing compensation expense for options previously issued is included in Note 1 to the Consolidated Financial Statements. The Company anticipates future option grants will be minimal and has a preference for granting restricted stock awards in the future.

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
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provision of SFAS No. 154, as applicable, beginning in fiscal 2006.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS
Forward Looking Statements
     This Report on Form 10-K, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:
•	Our belief that the reserve for litigation losses will be sufficient to resolve the remaining cases;

•	our expectations regarding 2006 net sales and net income and our expectations for the second quarter of 2006;

•	our belief that growth in sales of the Cough products will occur;

•	our belief that new advertising approaches and public relations efforts will continue to build brand awareness;

•	our anticipation that we will continue to incur approximately $1.0 to $1.2 million in legal expense each quarter as a result of the Zicam Cold Remedy product liability and securities litigation in which we are engaged;

•	our intention to vigorously defend the Zicam Cold Remedy product liability and securities litigation claims, our expectation that additional product liability lawsuits may be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;

•	our expectation that the trend of growth in sales in future periods will continue as we expand consumer awareness and acceptance of our entire Zicam brand of products, increase distribution, introduce new products, and avoid additional adverse publicity;

•	our expectation regarding future net income, our belief that expenditures for advertising and research and development will vary by quarter throughout the year, and our expectation that advertising expenses will be heaviest in our first and fourth fiscal quarters;

•	our belief that the new brand, Nasal Comfort, will gain consumer acceptance and retail distribution;

•	our expectation of the effect of recently issued accounting standards;

•	our expectation that our mix of products sold will change due to seasonality and varying growth rates within our three market categories;

•	our expectation of our 10 largest retailers adding new products;

•	our expectation of continuing profitability in future years;

•	our intention to review our product return reserve provision monthly and adjust the reserve amounts as actual product return experience continues to develop, and our expectation that a higher sales returns allowance will be recorded in the future for new products that we introduce until such products achieve market acceptance;

•	our expectation of making income tax payments at our statutory rates in future years;

•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold;

•	our expectation that our net income and operating expenses in future periods will vary largely in connection with the level of our advertising, research and development, and legal expenses;

•	our expectation that research and development spending will be between 4-6% of net sales for 2006 and in subsequent years;

•	our expectation that earnings in future periods will be significantly impacted by the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;

•	our belief that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months;

•	our expectation regarding reimbursement for legal expense from our insurance carriers;

•	our having no plans to directly manufacture and store our products;

•	our belief that acquiring Viridian’s assets and intellectual property will assist in improving the swab design, achieving cost reductions, and ensuring capacity;

•	our expectation of investing $4 million to build new swab manufacturing equipment;

•	our anticipation that initial sales and shipments of the Zicam Rapid Melts +C and Zicam Cough Melts will begin in the second half of 2006;

•	our expectation that our manufacturers will have produced inventory available for sales of products through the 2006-2007 cough and cold season;

•	our expectation of achieving a 70% gross margin in the future;

•	our anticipation of entering into a new insurance program and dissolving the Company funded program; and

•	our belief that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.
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

     Statements in this Report on Form 10-K, including those set forth in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors that could contribute to or cause actual results to differ materially from our expectations. Other such factors include (i) less than anticipated demand for our current and future products, (ii) a weak cough and cold season, (iii) lack of market acceptance for or uncertainties concerning the efficacy or safety of our current and future products or regulatory actions involving our products, (iv) difficulties in increasing production or maintaining sufficient inventories to meet unexpectedly high demand in the short term, (v) financial difficulties encountered by one or more of our principal customers, (vi) difficulties in obtaining additional capital for marketing, research and development, and other expenses, (vii) material litigation involving patent and contractual claims, product liability claims, consumer issues and securities violation claims, and (viii) adverse publicity regarding our products or advertising restrictions.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank. At no time during fiscal 2005 did we have any outstanding balance against this line of credit. In July 2004, we borrowed $2 million against our credit facility with Comerica Bank. The primary purpose for the borrowing was to provide additional liquidity as we built inventory for expected increases in sales during the second half of 2004. We generally extend payment terms for customers during the third quarter as customers purchase new products and build inventory for the upcoming cough and cold season. We repaid the debt in the fourth quarter of 2004 and ended fiscal 2004 with no debt. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.
     As of December 31, 2005 and December 31, 2004, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal 2005) or commodity price risk.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Matrixx, including the Notes to those statements, are included in Part IV, Item 15 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     We have had no disagreements with our independent accountants with respect to accounting and financial disclosure.
ITEM 9A. CONTROLS AND PROCEDURES
     We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and required to be included in our periodic SEC filings. There were no significant changes in our internal controls over financial reporting during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no corrective actions necessary, with regard to significant deficiencies or material weaknesses in our controls.

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
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
     Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.
     Mayer Hoffman McCann, P.C., the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The report is included below in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Matrixx Initiatives, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Matrixx Initiatives, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated February 9, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ Mayer Hoffman McCann, P.C.

MAYER HOFFMAN MCCANN P.C.

Phoenix, Arizona
February 9, 2006

ITEM 9B. OTHER INFORMATION
     On March 6, 2006, the compensation committee of the board of directors of the Company unanimously authorized the Company’s entry into change of control agreements with executive officers William J. Hemelt, Timothy L. Clarot, Michael Voevodsky, James A. Marini and Lynn A. Romero. Each executive’s agreement becomes effective upon his or her execution and continues in effect as long as he or she remains employed by the Company.
     Each agreement provides that if, within one year following a change of control of the Company, the executive’s employment is terminated by the Company (or any successor) other than for cause and other than based on the executive’s death or disability, or is terminated by the executive for good reason (as the terms “change of control,” “cause,” “disability” and “good reason” are defined in the agreement), the Company (or its successor) will pay the executive an amount equal to the sum of (a) the executive’s base salary and (b) the average of the annual cash incentive bonuses paid to the executive for the prior two fiscal years. Each agreement also entitles the executive to continued participation in the Company’s group health plan coverage under COBRA for a period of 18 months after a qualifying termination of employment, during which time the Company will pay the portion of the employer’s share of the cost of the executive’s premium.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this Item for our executive officers is set forth in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of Matrixx.” The information required by this Item for our directors is set forth in our Proxy Statement relating to our 2006 annual meeting of stockholders to be held on May 11, 2006 (the “2006 Proxy Statement”), under the headings, “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by this reference as if set forth in full.
     We have adopted a Code of Ethics which applies to our principal executive officer, our principal financial officer and our controller, as well as to all of our other employees. A copy of the Code of Ethics was attached as an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2003 and is available on our website (www.matrixxinc.com). We will make a copy of the Code of Ethics available to any person without charge, upon request, by writing to Matrixx Initiatives, Inc., 4742 N. 24th Street, Suite 455, Phoenix, AZ 85016, Attn: Corporate Secretary. If we make any substantive amendment to the Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver either on the Company’s internet web site (www.matrixxinc.com) or in a Report on Form 8-K within five days after such amendment is made or such waiver is given.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item for our executive officers is set forth in the 2006 Proxy Statement, under the heading, “Executive Compensation,” and is incorporated herein by this reference as if set forth in full. The information set forth in the 2006 Proxy Statement under the headings, “Report of the Audit Committee” is not incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information required by this Item for certain of our beneficial owners is set forth in the 2006 Proxy Statement, under the heading, “Security Ownership of Certain Beneficial Owners,” and is incorporated herein by this reference as if set forth in full.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table sets forth information as of December 31, 2005 with respect to our compensation plans and individual compensation arrangements under which our equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision to us of goods or services.

			Number of Securities
	Number of Securities	Weighted- Average	Remaining Available for
	to be Issued Upon	Exercise Price of	Future Issuance Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants,	(Excluding Securities
Plan Category	Warrants, and Rights	and Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	941,200	$11.70	521,524
Equity compensation plans not approved by security holders	0	N/A	N/A
Total	941,200	$11.70	521,524
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item is set forth in the 2006 Proxy Statement, under the headings, “Compensation Committee Interlocks and Insider Participation’’ and “Certain Relationships and Related Transactions’’ and is incorporated herein by this reference as if set forth in full.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is set forth in the 2006 Proxy Statement, under the heading, “Relationship with Independent Public Accountants’’ and is incorporated herein by this reference as if set forth in full.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Matrixx Initiatives, Inc.
We have audited the accompanying consolidated balance sheets of Matrixx Initiatives, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Mayer Hoffman McCann, P.C.
MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona

February 9, 2006

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
ASSETS

	2005	2004
Current Assets:
Cash and cash equivalents	$12,266,671	$12,694,486
Accounts receivable:
Trade, net of allowance for doubtful accounts of $642,915 and $555,240	28,719,382	12,386,026
Other receivable	1,234,886	—
Insurance receivable	4,800,000	—
Inventories	8,803,135	7,241,434
Prepaid expenses	837,877	887,586
Interest receivable	124,533	57,658
Deferred tax asset	7,797,299	5,029,600

Total Current Assets	64,583,783	38,296,790

Property and Equipment, at cost:
Office furniture and computer equipment	1,248,427	780,961
Machine tooling and manufacturing equipment	616,645	150,000
Leasehold improvements	178,757	179,644

	2,043,829	1,110,605
Less accumulated depreciation	(803,479)	(457,718)

Net Property and Equipment	1,240,350	652,887

Other Assets:
Deposits	1,008,309	220,190
Other assets	57,963	—
Restricted cash	5,000,000	5,000,000
Debt issuance costs, net of accumulated amortization of $29,166 and $18,750	46,262	6,250
Patents, net of accumulated amortization of $283,437 and $205,861	1,774,235	917,739
Goodwill	15,039,836	15,039,836

Total Other Assets	22,926,605	21,184,015

Total Assets	$88,750,738	$60,133,692

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	2005	2004
Current Liabilities:
Accounts payable	$8,741,651	$4,699,316
Accrued expenses	7,774,871	6,314,971
Sales commission	2,600,467	1,261,899
Sales returns and allowances	3,880,552	2,605,260
Legal liability	13,245,000	—
Accrued taxes	882,611	209,946

Total Current Liabilities	37,125,152	15,091,392

Deferred tax liability	3,515,951	916,738

Total Liabilities	40,641,103	16,008,130

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,599,529 and 9,520,198 shares issued and outstanding	9,599	9,520
Additional paid in capital	43,433,364	42,527,862
Retained earnings	5,062,976	1,984,484

	48,505,939	44,521,866
Less common stock held in treasury, at cost (53,800 and 53,800 shares)	(396,304)	(396,304)

Total Stockholders’ Equity	48,109,635	44,125,562

Total Liabilities and Stockholders’ Equity	$88,750,738	$60,133,692

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Net sales	$90,460,595	$60,230,935	$43,495,763
Cost of sales	28,201,154	18,404,822	13,454,331

Gross Profit	62,259,441	41,826,113	30,041,432

Selling, general and administrative expenses	54,196,370	31,861,745	21,641,749
Research and development	4,069,367	1,886,906	2,557,072

Income From Operations	3,993,704	8,077,462	5,842,611

Other Income (Expense):
Interest and other income	417,724	369,412	175,533
Interest expense	—	(39,778)	(246,479)

Total Other Income (Expense)	417,724	329,634	(70,946)

Income Before Provision For Income Taxes	4,411,428	8,407,096	5,771,665

Provision for income taxes	1,332,936	3,449,625	2,427,347

Net Income	$3,078,492	$4,957,471	$3,344,318

Net Income Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,486,288	9,494,210	9,420,059
Net Income Per Share of Common Stock	$.32	$.52	$.36

Diluted:
Weighted Average Number of Common Shares Outstanding	9,769,922	9,580,765	9,473,082
Net Income Per Share of Common Stock	$.32	$.52	$.35

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Series A				Additional			Total
	Preferred Stock		Common Stock		Paid In	Treasury	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2002	—	$—	9,441,451	$9,442	$41,524,921	$(61,856)	$(6,317,305)	$35,155,202
Issuance of common stock for services	—	—	300	—	2,402	—	—	2,402
Issuance of common stock upon exercise of stock options	—	—	20,000	20	219,730	—	—	219,750
Repurchase shares of the Company’s common stock (26,300 shares)	—	—	—	—	—	(177,367)	—	(177,367)
Issuance of restricted stock pursuant to the Company’s restricted stock bonus program	—	—	12,850	13	227,946	—	—	227,959
Income tax benefit from the exercise of stock options	—	—	—	—	18,190	—	—	18,190
Net income	—	—	—	—	—	—	3,344,318	3,344,318

Balance at December 31, 2003	—	—	9,474,601	9,475	41,993,189	(239,223)	(2,972,987)	38,790,454
Issuance of common stock upon exercise of stock options	—	—	47,334	47	503,892	—	—	503,939
Repurchase shares of the Company’s common stock (17,900 shares)	—	—	—	—	—	(157,081)	—	(157,081)
Forfeiture of restricted stock pursuant to the Company’s restricted stock bonus program	—	—	(1,737)	(2)	(23,349)	—	—	(23,351)
Income tax benefit from the exercise of stock options	—	—	—	—	54,130	—	—	54,130
Net income	—	—	—	—	—	—	4,957,471	4,957,471

Balance at December 31, 2004	—	—	9,520,198	9,520	42,527,862	(396,304)	1,984,484	44,125,562
Issuance of common stock upon exercise of stock options	—	—	23,134	23	184,106	—	—	184,129
Issuance of restricted stock pursuant to the Company’s restricted stock bonus program	—	—	56,197	56	641,052	—	—	641,108
Income tax benefit from the exercise of stock options	—	—	—	—	80,344	—	—	80,344
Net income	—	—	—	—	—	—	3,078,492	3,078,492

Balance at December 31, 2005	—	$—	9,599,529	$9,599	$43,433,364	$(396,304)	$5,062,976	$48,109,635

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$3,078,492	$4,957,471	$3,344,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	345,761	209,990	157,933
Amortization	83,415	60,831	81,663
Amortization of discount on notes payable	—	—	246,357
Provision for bad debts	87,675	(46,117)	(45,923)
Deferred income taxes	(88,142)	3,122,634	2,195,309
Common stock issued for compensation	641,108	(23,351)	230,361
Changes in assets and liabilities:
Accounts receivable	(17,655,917)	(868,398)	(4,387,992)
Insurance receivable	(4,800,000)	—	—
Interest receivable	(66,875)	(57,658)	—
Inventories	(1,561,701)	(3,973,830)	(1,694,570)
Prepaid expenses and other	(8,254)	(271,796)	(91,961)
Accounts payable	4,042,335	(1,127,532)	2,912,960
Accrued expenses	3,471,133	4,061,446	867,851
Legal liability	13,245,000	—	—

Sales returns and allowances	1,275,292	870,692	729,855

Net Cash Provided By Operating Activities	2,089,322	6,914,382	4,546,161

Cash Flows From Investing Activities:
Capital expenditures	(1,867,296)	(241,875)	(241,021)
Deposits and other	(788,119)	(7,493)	(175,000)
Restricted cash	—	(5,000,000)	—

Net Cash Used By Investing Activities	(2,655,415)	(5,249,368)	(416,021)

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(CONTINUED)

	2005	2004	2003
Cash Flows From Financing Activities:
Proceeds from borrowing	—	2,000,000	—
Principal payments on notes payable	—	(2,000,000)	(5,500,000)
Debt issuance costs	(45,851)	—	—
Issuance of common stock	184,129	503,939	219,750
Purchase of treasury stock	—	(157,081)	(177,367)

Net Cash Provided (Used) By Financing Activities	138,278	346,858	(5,457,617)

Net Increase (Decrease) in Cash and Cash Equivalents	(427,815)	2,011,872	(1,327,477)

Cash and Cash Equivalents at Beginning of Year	12,694,486	10,682,614	12,010,091

Cash and Cash Equivalents at End of Year	$12,266,671	$12,694,486	$10,682,614

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$—	$39,778	$246,479
Income taxes	814,164	356,739	996
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
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
     The Company’s sole business segment in 2005, 2004, and 2003 was developing, marketing and selling over the counter products with an emphasis on those that utilize unique or novel delivery systems through a wholly-owned subsidiary, Gel Tech, L.L.C. (“Gel Tech”). On July 12, 2002, Gel Tech changed its name to Zicam, LLC (“Zicam”). During 2005, we formed Zicam Swab Products, LLC (ZSP) to purchase the dry handle swab technology from Viridian Packaging Solutions, LLC.
  Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Zicam and ZSP. All significant intercompany accounts and transactions have been eliminated.
  Cash and Cash Equivalents
     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash deposits in each institution are insured in limited amounts by Federal Deposit Insurance Corporation (FDIC).
  Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable are recorded at the invoice amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of the probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. The Company determines the allowance based on historical write-off experience, current market trends and, for larger accounts, the ability to pay outstanding balances. Past due balances over 90 days and other higher risk amounts are reviewed individually and collectively. In addition, the Company maintains a general reserve for all invoices by applying a percentage based on historical trend. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.
  Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out pricing method.
  Marketable Securities
     Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of each purchase and re-evaluates such determination at each balance sheet date.
  Property and Equipment

Classification	Useful Life in Years
Machine tooling and manufacturing equipment	3-7
Office furniture and computer equipment	3-5
Leasehold improvements	2-3
     Depreciation of property and equipment charged to operating expenses was $345,760, $248,250, and $157,933, for the years ended December 31, 2005, 2004 and 2003, respectively.
  Intangible Assets
     Depreciation of the primary asset classifications is calculated based on the following estimated useful lives using the straight-line method.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The original Cold Remedy patent is being amortized using the straight-line method over the remaining term of the patent at the date of purchase of 16.75 years. The estimated aggregate amortization expense for the Company’s Cold Remedy patent is $67,081 on an annual basis for each of the next five years. Amortization expense for the Cold Remedy patent was $67,081 for each of the years ending December, 31, 2005, 2004, and 2003, respectively. The patent acquired on October 31, 2005 related to the Zicam Cold Remedy dry handle swab products is being amortized using the straight-line method over the remaining term of the patent, which, at the date of purchase was 14.88 years. The estimated aggregate amortization expense for the Zicam Cold Remedy dry handle swab patent is $62,971 on an annual basis for each of the next five years. Amortization expense was $10,495 for year ending December 31, 2005.
     The Company recorded $23,327 in 2005, and $19,000 in 2004, for debt issuance costs related to the $5.0 million letter of credit established for the self structured product liability insurance policy that began in April 2004. These costs are amortized over one year and are charged to operating activities. The Company amortizes the debt issuance costs associated with the Company’s credit facility with Comerica Bank over the term of the facility. During 2005 the Company recorded $45,851 related to the renewal of the credit facility with a term through June 30, 2007. The Company recorded $31,287 in 2005 for amortization of expenses related to the letter of credit and the credit facility. The Company recorded $18,299 in 2003 for amortization of expenses related to the Company’s credit facility with Comerica Bank.
     Goodwill is considered to have an indefinite life, and therefore, it is not amortized, but instead is tested for impairment at least annually. There was no impairment recorded in 2005, 2004, or 2003.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
  Revenue Recognition
     The Company recognizes revenue from product sales when earned, that is, when the risks and rewards of ownership have transferred to the customer, which is considered to have occurred upon shipment of the finished product. Sales incentives and returns are estimated and recognized as a reduction from revenue at the date of shipment based upon historical activity and current agreements with customers. The Company evaluates these estimates on a monthly basis and revises them as necessary.
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

	2005	2004	2003
Net income applicable to common shareholders, as reported	$3,078,492	$4,957,471	$3,344,318
Add Stock-based employee compensation expense included in net earnings, net of tax	—	—	—
Less stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	1,546,183	1,475,313	402,871

Proforma Net Income	$1,532,309	$3,482,158	$2,941,447

Net income per share of common stock:
Basic:
As reported	$0.32	$0.52	$0.36
Pro forma	$0.16	$0.37	$0.31
Diluted
As reported	$0.32	$0.52	$0.35
Pro forma	$0.16	$0.36	$0.31
     The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2005, 2004, and 2003.

	2005	2004	2003
Risk-free interest rate	3.66%	3.25%	3.12%
Expected life	5.00 years	4.95 years	4.88 years
Expected volatility	61.40%	66.44%	62.96%
Expected dividend yield	0%	0%	0%

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
  Advertising
     The Company advertises primarily through television and print media. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expense was $19,763,522, $14,761,776, and $11,690,166 for the years ended December 31, 2005, 2004, and 2003, respectively.
  Net Income Per Share of Common Stock
     Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.
     The schedule below summarizes the elements included in the calculation of basic and diluted earnings per common share for the years ended December 31, 2005, 2004 and 2003. Options, warrants and other incremental shares to purchase 264,752, 341,938, and 108,000 shares of common stock at December 31, 2005, 2004 and 2003, respectively, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. The shares were anti-dilutive because the exercise price exceeded the average market price of the common stock during the period.

	Year Ended December 31,
	2005	2004	2003
Net income applicable to common shareholders	$3,078,492	$4,957,471	$3,344,318

Weighted average common shares outstanding — Basic	9,486,288	9,494,210	9,420,059

Dilutive securities	283,634	86,555	53,023

Weighted average common shares outstanding — Diluted	9,769,922	9,580,765	9,473,082

Net Income per common share:
Basic	$0.32	$0.52	$0.36
Diluted	$0.32	$0.52	$0.35

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
  Recently Issued Accounting Standards
     The Financial Accounting Standards Board (FASB) issued SFAS No. 123R (Revised 2004), Share-Based Payment, which was originally scheduled to take effect for reporting periods beginning after June 15, 2005 (third quarter adoption for the Company) but was postponed to take effect as of January 1, 2006. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “ Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, the statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Currently, in accordance with APB No. 25, the Company records the intrinsic value of stock based compensation as expense.
     Accordingly, no compensation expense was recognized in 2005 for fixed stock plans as the exercise price equals or exceeds the stock price on the date of grant. Under SFAS No. 123R, the Company will be required to measure the cost of services received in exchange for equity instruments based on the grant-date fair value of the award and that cost will be recognized to expense over the requisite service, or vesting, period. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such equity instruments. The Company will use the Black-Scholes option-pricing model in valuing such equity instruments. Upon adoption of SFAS No. 123R, the Company can elect either Modified Prospective Application (MPA) or the Modified Retrospective Application (MRA). The MPA applies SFAS No. 123R to new awards and awards modified after the effective date, and to that portion of outstanding awards for which part or all of the requisite service will be rendered on or after the effective date. The MRA applies SFAS No. 123R to either all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. The Company has chosen to apply the MPA method. Note 1 to the Condensed Consolidated Financial Statements illustrates the effects on net income and earnings per share if the Company had adopted SFAS No. 123R using the Black-Scholes option-pricing model.
     On February 7, 2005, the Company’s Compensation Committee approved a new executive stock ownership requirement and approved the immediate vesting of all outstanding stock options previously granted under the Company’s option plans, including those granted to executive officers and directors, for which the option exercise price was above the closing price on February 7, 2005. The immediate vesting of these options will avoid the compensation expense in future periods for these options which were granted prior to the implementation of SFAS No. 123R, and reflects the Company’s expectation of fewer option grants in future periods.
     On April 15, 2005 the Securities and Exchange Commission issued Release No. 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment. The amended Rule permits calendar year registrants subject to oversight by the SEC to implement SFAS No. 123R as of the beginning of their next fiscal year. Accordingly, the Company implemented SFAS No. 123R at the beginning of fiscal 2006.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company expects the adoption of SFAS No. 123R will not have a material impact on the Company’s financial position or results of operations. The pro forma impact of recognizing compensation expense for options previously issued is included in Note 1 to the Condensed Consolidated Financial Statements. The Company anticipates future option grants will be minimal and has a preference for granting restricted stock awards in the future.
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
  Reclassifications
     Certain prior period amounts have been reclassified to conform to the current period presentation.
2. Inventories
     Inventories consist of the following:

	2005	2004
Raw materials and packaging	$3,520,013	$2,140,915
Finished goods	5,283,122	5,100,519

Total	$8,803,135	$7,241,434

3. Current Notes Payable
     The Company has a $4,000,000 line of credit due in July 2007 with interest at .25% above prime (or 7.5% at December 31, 2005), collateralized by accounts receivable, inventory, property and equipment, intangible assets and other assets of the Company. The line also contains various financial covenants regarding liquidity, tangible net worth, and other financial ratios. Also, the Company’s quarterly net income cannot be less than $0 for any two consecutive quarters and the Company must not have a loss for any fiscal year. The Company is also restricted from paying dividends without the consent of the Company’s lender. Due to the recent settlement of the Arizona litigation, the Company did not meet two of the financial conditions required in the agreement. The Company has received a waiver for those conditions and there were no borrowings under the facility during 2005.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Reserves
     The following schedules summarize the activity in the reserves for sales returns and allowances and allowance for doubtful accounts for each of the years ended:

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period
Reserves for Sales Returns and Allowances
December 31, 2003	$1,004,713	$5,879,542	$5,149,687	$1,734,568
December 31, 2004	1,734,568	8,134,044	7,263,352	2,605,260
December 31, 2005	2,605,260	11,796,458	10,521,165	3,880,553

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period
Allowance for Doubtful Accounts
December 31, 2003	$647,280	$114,353	$160,276	$601,357
December 31, 2004	601,357	87,934	134,051	555,240
December 31, 2005	555,240	92,568	4,893	642,915
5. Income Taxes
     The components of the provision for income taxes are as follows:

	2005	2004	2003
Current:
Federal	$1,107,248	$204,834	$110,309
State	394,137	124,157	121,729

Total	1,501,385	326,991	232,038

Deferred:
Federal	131,506	2,779,584	2,122,462
State	36,943	343,050	72,847

Total	168,449	3,122,634	2,195,309

Total Provision For Income Taxes	$1 ,332,936	$3 ,449,625	$2,427,347

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision for income taxes as follows:

	2005	2004	2003
Federal statutory rate	34%	34%	34%
State income taxes, net of federal benefits	5	5	5
Current year tax credits	(11)	—	—
Valuation allowance	—	—	(5)
Other	2	2	8
Net operating loss carryover	—	—	—

Total	30%	41%	42%

     Significant components of deferred income taxes as of December 31, 2005 and 2004 are as follows:

	2005	2004
Net operating loss carryforwards	$—	$3,523,500
Reserve for bad debts	247,500	227,500
Inventory valuation reserve	210,500	196,800
Reserves and accrued expenses	1,600	1,218,300
Research and development credit	1,777,800	165,500
Other	460,600	230,600
Accrued legal liabilities	5,099,300	—

Total Deferred Tax Asset	7,797,300	5,562,200

Amortization of intangible assets	(1,590,900)	(1,276,800)
Accrued receivable	(1,848,000)	—
Depreciation	(77,100)	(172,500)

Total Deferred Tax Liability	(3,516,000)	(1,449,300)

Net Deferred Tax Asset	$4,281,300	$4,112,900

     The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history and trends, sales backlog and projections of future net income.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The tax benefits associated with employee exercises of non-qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduces income taxes currently payable. In 2002, the Company determined that it is more likely than not that the amounts would be realized and has recorded a benefit that is charged to additional paid-in-capital in 2005, 2004, and 2003 of $80,344, $54,130, and $18,190 respectively.
     At December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $9,100,000, and $9,400,000, respectively. These carryforwards were exhausted in 2005.
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
     In April 2004, the Company’s Board of Directors authorized a Common Stock Repurchase Program for up to 1.0 million shares of the Company’s common stock. During 2004, the Company purchased 17,900 shares of common stock at an aggregate cost of $157,081. No common stock was repurchased during 2005.
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

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Directors Restricted Stock Purchase Program
     In 2002, the Company established a Director Restricted Stock Purchase Program (the “Program”). Under the Program the number of shares to which the Director will be entitled is equal to the cash portion of compensation payable to him for Directors fees by the Company that he wishes to apply to the purchase of shares under the Program divided by 80% of the closing price of the Company’s stock price on the date the cash consideration would be paid. Shares issued under the Program are restricted until the first to occur of (i) the expiration of three years from the date the shares are issued, (ii) a change in control of the Company, and (iii) the Director’s death or disability.
8. Stock Options and Warrants
1995 Stock Option Plan
     In March 1995, the Company adopted a stock option plan (the “1995 Plan”) which provides for the grant of both incentive stock options and non-qualified options. A total of 2,000,000 shares of common stock were reserved for issuance under the 1995 Plan. The 1995 Plan terminated January 1, 2005 and the remaining options expire in July, 2006.
     All options granted under the 1995 Plan provide for the payment of the exercise price in cash or, with the prior written consent of the Company, by delivery to the Company of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment.
     The following table contains information on the stock options under the Company’s 1995 Plan for the years ended December 31, 2003, 2004 and 2005. The outstanding 53,000 options are exercisable and expire in July 2006.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at December 31, 2002	212,000	$10.57
Granted	—	—
Exercised	(15,000)	12.25
Cancelled	(44,000)	12.89

Options outstanding at December 31, 2003	153,000	9.73
Granted	—	—
Exercised	(20,000)	8.38
Cancelled	(58,000)	12.67

Options outstanding at December 31, 2004	75,000	7.83
Granted	—	—
Exercised	(22,000)	7.83
Cancelled	—	—

Options outstanding at December 31, 2005	53,000	$7.83

  2001 Long-Term Incentive Plan
     In November 2001, the Company adopted the 2001 Long-Term Incentive Plan (the “2001 Plan”). The 2001 Plan provides for the grant of incentive stock options, non-qualified options, restricted common stock, performance based awards, tandem awards and substitute awards. In May 2005, shareholders approved an amendment to the 2001 Plan increasing the number of shares authorized for issuance under the Plan from 1,000,000 shares to 1,500,000 shares.
     The following table contains information on the stock options under the Company’s 2001 Plan for the years ended December 31, 2003, 2004, and 2005. The outstanding options expire from October 2008 to July 2011.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at December 31, 2002	190,800	$8.74
Granted	170,000	8.34
Exercised	(5,000)	7.20
Cancelled	(63,000)	9.39

Options outstanding at December 31, 2003	292,800	8.39
Granted	440,000	14.68
Exercised	(12,334)	9.04
Cancelled	(14,066)	12.15

Options outstanding at December 31, 2004	706,400	12.22
Granted	188,000	10.98
Exercised	(1,134)	10.47
Cancelled	(5,066)	17.78

Options outstanding at December 31, 2005	888,200	11.93

  Other Stock Options
     The Company has granted non-qualified stock options to consultants, directors and other individuals outside of the Company’s existing stock plans. There were no such options outstanding as of December 31, 2005.
     The following table contains information on all of the Company’s non-plan stock options for the years ended December 31, 2003, 2004 and 2005.

Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at December 31, 2002	115,000	$10.43
Granted	—	—
Exercised	—	—
Cancelled	(95,000)	9.61

Options outstanding at December 31, 2003	20,000	14.31
Granted	—	—
Exercised	—	—
Cancelled	(20,000)	14.31

Options outstanding at December 31, 2004	—	N/A
Granted	—	—
Exercised	—	—
Cancelled	—	—

Options outstanding at December 31, 2005	—	N/A

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Stock Option Information
     The weighted average fair value of options granted was $6.05, $8.49, and $4.59 in 2005, 2004 and 2003, respectively.
     The following table summarizes information about the Company’s two stock-based compensation plans outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted
		Remaining	Average		Weighted
Range of	Number	Contractual Life	Exercise	Number	Average
Exercise Prices	Outstanding	in Years	Price	Exercisable	Exercise Price
$6.90 - $8.59	414,200	3.96	$8.04	284,195	$7.99
$9.63 - $12.30	247,000	5.21	$10.80	242,000	$10.78
$17.90 - $18.02	280,000	5.03	$17.92	280,000	$17.92

$6.90 - $18.02	941,200	4.61	$11.70	806,195	$12.28

Compensation Expense
     The valuation of the options and warrants granted to employees is based on the difference between the exercise price and the market value of the stock on the grant date. The valuation of the options granted to non-employees is estimated using the Black-Scholes option pricing model.
     The Company issued 12,850 shares of its restricted common stock to employees in 2003, pursuant to the Company’s restricted stock bonus program, and the Company recorded compensation expense of $227,959 for the value of the shares issued. The weighted average fair value of the restricted common stock at the date of grant for the shares issued in 2003 was $17.74 per share. During 2004, 1,737 shares of the Company’s restricted stock, that had been previously granted, were forfeited and the Company recorded an expense reversal of $23,350. In 2004, the Company recorded $255,853 in estimated compensation expense for shares of restricted stock to be granted to employees in early 2005. In early 2005, the Company granted 24,197 shares valued at $259,633, or $10.73 per share, and throughout 2005, the Company granted 4,000 shares of restricted stock, with a value of $46,000. Additionally, the Company recorded $841,650 in compensation expense for shares of restricted stock to be granted to employees in early 2006.
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

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Commitments and Contingencies
Leases
     The Company leases its office facilities under a long-term leasing arrangement. The following is a schedule of future minimum lease payments at December 31, 2005 under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year, including the office lease agreement signed in January 2004:

Year Ending
December 31,	Leases
2006	$167,199
2007	171,771
2008	—
2009	—

2010	—

Total Minimum Lease Payments	$338,970

     Rental expense charged to operations was $147,188, $154,738, and $267,596 for the years ended December 31, 2005, 2004, and 2003, respectively.
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
Litigation
     The Company is involved in various product liability claims and other legal proceedings. The Company’s legal expense continues to have a significant impact on the results of operations as the Company defends itself against the various claims. Net income and earnings per share for 2005 reflect the effect of actual and expected pretax reimbursement of $2.0 million from our principal insurance carrier for legal expenses incurred by the Company in defense of the product liability lawsuits during 2004 and 2005. Additionally, net income and earnings per share for the fourth quarter and fiscal 2005 reflect the recording of approximately $8.5 million to settle the Arizona litigation and to create a reserve for any future payments related to the product liability litigation ($12 million settlement plus $1.3 million for the reserve, less $4.8 million expected to be covered by insurance). Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits.
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

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     From late 2003 through December 2005, numerous lawsuits were filed against us alleging that our Zicam Cold Remedy product caused the permanent loss or diminishment of the sense of smell or smell and taste. Two of these lawsuits were filed as class action lawsuits covering named and unnamed plaintiffs, but one of the class action lawsuits has been dismissed, as have the claims of several individual plaintiffs.
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
     On January 19, 2006, Matrixx entered into an agreement to settle claims made by most of the plaintiffs in the Arizona consolidated litigation against the Company. This settlement is in respect to the consolidated litigation in, In Re Consolidated Zicam Product Liability Cases, Superior Court of Arizona (Maricopa County), Case No. CV2004-001338. The settlement documents acknowledge that Matrixx has denied and continues to deny any liability to the plaintiffs. Under the terms of the settlement agreement, and assuming full participation of those plaintiffs eligible to participate in the settlement program, all but 22 of the plaintiffs in the Arizona consolidated litigation will dismiss their claims with prejudice and release such claims against the Company in return for participating in a voluntary settlement program. The 22 remaining plaintiffs are ineligible to participate in the settlement program, most of them because their claims are based on usage of the Zicam Cold Remedy nasal swab product as opposed to the nasal gel. Matrixx paid $11.9 million to fund awards to be made under the program. In addition, Matrixx paid $100,000 to cover the administration of the program by plaintiffs’ counsel. In order for the settlement program to become active, at least 95% of the plaintiffs eligible to participate in the settlement program must deliver a written release of their claims against Matrixx by April 3, 2006. The $11.9 million settlement program amount was funded by Matrixx in two equal installments, with the first installment paid in January 2006 and the second installment paid in February 2006. The $100,000 administration fee was paid with the first installment. These amounts are held in an escrow account until the settlement program is completed. If the above-noted 95% plaintiff participation threshold is not reached by April 3, 2006, Matrixx may terminate the settlement program and have the escrowed $12 million refunded. Matrixx expects approximately 40% of the total $12 million settlement program cost will be covered by insurance, although discussions are continuing with the Company’s insurance carriers about the exact amount of insurance contributions to the settlement cost. As noted above, the exact amount of insurance contributions to the settlement has not been determined. The Company recognized a charge of approximately $4.3 million (after tax) for the fourth quarter of 2005 to cover the portion of the settlement program costs not expected to be covered by insurance.
     The Company cannot predict the timing of any trials with respect to the product liability lawsuits. Also, plaintiffs’ law firms may continue to solicit potential claimants through the Internet and other media; as a result, additional lawsuits may be filed against us.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Litigation Reserves
     We record accruals for such contingencies to the extent that we conclude their occurrence is probable and the related damages are estimable. If a range of liability is probable and estimable and no amount within the range appears to be a better estimate than any other amount within the range, we accrue the minimum of such probable range. Many claims involve highly complex issues relating to causation, label warnings, scientific evidence, actual damages and other matters. Often these issues are subject to substantial uncertainties and, therefore, the probability of loss and an estimation of damages are difficult to ascertain. Consequently, we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for these contingencies. Therefore, as of December 31, 2005, the Company has established a reserve of $1.3 million for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions some of which are described below, and was the amount that the Company believed that it could reasonably estimate would be spent to resolve the remaining cases that have been filed. Some of the significant factors that were considered in the establishment of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy and structure in light of the recent settlement; and the number of cases that remain pending against the Company. There are events, such as the dismissal of any cases, the outcome of a trial, or rulings on pending evidentiary motions, that may have an impact on the Company’s conclusions as to the adequacy of the reserves for the pending product liability lawsuits. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period. The Company will continue to review the adequacy of the associated reserves on a quarterly basis.
Securities Litigation Matters
     Two class action lawsuits were filed in April and May 2004 against the Company, our President and Chief Executive Officer, Carl J. Johnson, and our Executive Vice President and Chief Financial Officer, William J. Hemelt, alleging violations of federal securities laws. On January 18, 2005, the cases were consolidated and the court appointed James V. Sircusano as lead plaintiff. The amended complaint also includes our Vice President of Research and Development, Timothy L. Clarot, as a defendant and was filed March 4, 2005. The consolidated case is Sircusano, et al. vs. Matrixx Initiatives, Inc., et al., in the United States District Court, District of Arizona, Case No. CV04-0886 PHX DKD. Among other things, the lawsuit alleges that between October 2003 and February 2004, we made materially false and misleading statements regarding our Zicam Cold Remedy product, including failing to adequately disclose to the public the details of allegations that our products caused damage to the sense of smell and of certain of the product liability lawsuits described above. We believe the claims made in this lawsuit are without merit and are vigorously defending ourself in this matter. We filed a motion to dismiss this lawsuit and on March 8, 2006, the Company received an Order dated December 15, 2005 granting the motion to dismiss the case, without prejudice. In accordance with and subject to the provisions of the Company’s Certificate of Incorporation, Messrs. Johnson, Hemelt, and Clarot will be indemnified by the Company for their expenses incurred in defending these lawsuits and for any other losses which they may suffer as a result of these lawsuits. The Company has submitted this matter to its insurance carriers and may incur charges up to the deductible amount of $1 million. If any liability were to result from these lawsuits, which is not covered by insurance, we believe our financial results could be materially impacted.
10. Employee Benefit Plan
     Effective September 1, 1997, the Company adopted a Simple Retirement Account Plan for employees. The Company shall make a matching contribution for each employee in an amount equal to each employees’ Salary Reduction Contributions for the Plan year of up to 3% of the employees’ compensation for the Plan year. The Company made matching contributions of $35,255 for the year ended December 31, 2003. Each employee shall be fully vested at all times in their contribution and the Company’s matching contributions.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Effective January 1, 2004, the Company adopted a Qualified 401K Retirement Account Plan, meeting the Safe Harbor Provisions of the IRS, for employees. The Company shall make a matching contribution for each employee in an amount relative to each employee’s Salary Reduction Contributions for the year of up to 4% of the employee’s compensation for the Plan year. The Company made matching contributions of $96,103 and $53,133 for the years ended December 31, 2005 and 2004, respectively. Each employee shall be fully vested at all times in their contribution and the Company’s matching contributions.
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
     The Company’s sales are from 23 products marketed under the Zicam brand name, with a majority of its sales attributable to its Cold Remedy products, which subjects the Company to significant financial exposure. If future sales of these products decrease, and in particular sales of its Cold Remedy formula, the Company’s operations could be materially adversely affected.
     The Company currently relies on six different manufacturers to produce its 23 products, but has identified alternative suppliers for each of the products. However, the Company has not made any purchases from these alternative suppliers.
     Sales to major customers, which comprised 10% or more of net sales, for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Customer A	20.5%	20.3%	16.9%
Customer B	14.6%	12.9%	14.4%
Customer C	*	11.7%	*

*	Less than 10%
12. Fair Value of Financial Instruments
     Disclosures about Fair Value of Financial Instruments for the Company’s financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company’s financial instruments as of December 31, 2005 and 2004:

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fiancial Assets
Cash and cash equivalents	$12,266,671	$12,266,671	$12,694,486	$12,694,486
Restricted cash	$5,000,000	$5,000,000	$5,000,000	$5,000,000
Financial Liabilities
Long-term debt	—	—	—	—
     The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments.
13. Selected Quarterly Financial Data (Unaudited)
     Selected unaudited quarterly financial data for the years 2005 and 2004 are summarized below:

	Fiscal Year 2005 Quarters
	1st	2nd	3rd	4th
Net sales	$14,981,590	$6,254,669	$25,202,624	$44,021,712
Gross profit	10,744,156	4,569,849	17,049,046	29,896,390
Net income (loss) from operations	1,421,081	(925,243)	9,257,141	(5,759,275)
Net income (loss) per basic share from operations	0.09	(0.05)	0.59	(0.31)
Net income (loss) per diluted share from operations	0.09	(0.05)	0.58	(0.31)
Net income (loss)	895,558	(504,643)	5,639,915	(2,952,338)

	Fiscal Year 2004 Quarters
	1st	2nd	3rd	4th
Net sales	$12,932,566	$3,391,721	$16,904,856	$27,001,792
Gross profit	8,833,341	2,320,176	11,670,250	19,002,346
Net income (loss) from operations	596,638	(989,396)	3,676,984	1,673,245
Net income (loss) per basic share from operations	0.06	(0.10)	0.39	0.18
Net income (loss) per diluted share from operations	0.06	(0.10)	0.39	0.17
Net income (loss)	596,638	(989,396)	3,676,984	1,673,245

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (cont.)
(a)2. Financial Statement Schedules
     Financial statement schedules have been omitted because either they are not required or are not applicable, or because the information has been included in the consolidated financial statements or notes thereto contained in this Annual Report on Form 10-K.
(a)3. Exhibits

Exhibit No.	Title
3.1	Certificate of Incorporation and Amendments thereto of the Registrant (1)

3.2	Bylaws of the Registrant (1)

4.1	Rights Agreement dated as of July 22, 2002 by and between the Registrant and Corporate Stock Transfer, Inc. (3)

10.1	*1995 Stock Option Plan (5)

10.1.2	*Amendment to 1995 Stock Option Plan (5)

10.2	Confidentiality and Non-Competition Agreement among the Registrant, Gel Tech, L.L.C. (now Zicam, LLC), Zensano, Inc., Zengen, Inc. and certain other individuals (7)

10.3	*Employment Agreement between the Registrant and Carl J. Johnson (8)

10.3.1	*First Amendment to Employment Agreement between the Registrant and Carl J. Johnson (2)

10.4	*2001 Stock Incentive Plan (9)

10.5	*Summary of Matrixx Initiatives, Inc. Director Restricted Stock Purchase Program (6)

10.6	Manufacturing Agreement with BioZone Laboratories (11)

10.7	*Summary of Revised Director Compensation Structure for Non-Employee Directors

10.8	*Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Grant of Incentive Stock Option (12)

10.9	*Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Restricted Stock Program Agreement (12)

10.10	Manufacturing Agreement with Applied Laboratories, Inc. (13)

10.11	Credit Agreement dated September 27, 2005 among the Registrant, Zicam, LLC and Comerica Bank (14)

10.12	**Form of Change of Control Agreement between Registrant and Registrant’s Executive Officers

10.13	Asset Purchase Agreement dated as of October 31, 2005 by and among Viridian Packaging Solutions, LLC, Beutlich, L.P., Frederic J. Beutlich and Zicam Swab Products, LLC (15)

21	Subsidiaries of the Registrant (10)

23.1	**Consent of Mayer Hoffman McCann P.C., independent registered public accounting firm

Exhibit No.	Title
31.1	**Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	**Certification of CFO pursuant to 18 U.S.C. Section 1350.

*	Indicates management compensatory contract, plan or arrangement.

**	Filed with this Form 10-K.

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 8-A, file No. 000-27646, as filed on June 18, 2002.

(2)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001, file number 000-27646.

(3)	Incorporated by reference to the Registrant’s registration statement on Form 8-A, filed July 23, 2002, file number 000-27646.

(4)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003, file number 000-27646.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 declared effective by the Commission on April 24, 1996, file number 333-870.

(6)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2002, file number 000-27646.

(7)	Incorporated by reference to the Registrant’s Report on Form 8-K filed December 14, 2001, file number 000-27646.

(8)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001, file number 000-27646.

(9)	Incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, filed April 8, 2005, file number 001-31404.

(10)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003, file number 001-31404.

(11)	Incorporated by reference to the Registrant’s Report on Form 8-K filed October 28, 2004, file number 001-31404.

(12)	Incorporated by reference to the Registrant’s Report on Form 8-K filed February 11, 2005 file number 001-31404.

(13)	Incorporated by reference to the Registrant’s Report on Form 10-Q filed November 10, 2004 file number 001-31404.

(14)	Incorporated by reference to the Registrant’s Report on Form 8-K filed November 7, 2005, file number 001-31404.

(15)	Incorporated by reference to the Registrant’s Report on Form 8-K filed November 8, 2005, file number 001-31404.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on March 13, 2006.

MATRIXX INITIATIVES, INC.
By:	/s/ Carl J. Johnson

Carl J. Johnson
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated:

Signature	Title	Date

/s/ Edward E. Faber	Chairman of the Board of Directors	March 13, 2006

Edward E. Faber

/s/ Carl J. Johnson	President, Chief Executive Officer and	March 13, 2006

Carl J. Johnson	Director

/s/ William C. Egan	Director	March 13, 2006

William C. Egan

/s/ Edward J. Walsh	Director	March 13, 2006

Edward J. Walsh

/s/ L. White Matthews, III	Director	March 13, 2006

L. White Matthews, III

/s/ Michael A. Zeher	Director	March 13, 2006

Michael A. Zeher

/s/ Samuel C. Cowley	Director	March 13, 2006

Samuel C. Cowley

/s/ John M. Clayton	Director	March 13, 2006

John M. Clayton

/s/ Lori Bush	Director	March 13, 2006

Lori Bush

/s/ William J. Hemelt	Executive Vice President, Chief Financial	March 13, 2006
William J. Hemelt	Officer (Principal Financial Officer & Principal Accounting Officer), and Treasurer

Exhibit Index

Exhibit No.	Title
10.12	**Form of Change of Control Agreement between Registrant and Registrant’s Executive Officers.

23.1	**Consent of Mayer Hoffman McCann P.C., independent registered public accounting firm

31.1	**Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	**Certification of CFO pursuant to 18 U.S.C. Section 1350.

**	Filed with this Form 10-K.