Form 10-Q
period 2006-03-31
MATRIXX INITIATIVES INC
filed 2006-05-05
CIK 1006195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2006
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

Large accelerated filer Accelerated filer	Yes ☐ Yes ☑	No ☑ No ☐
Non-accelerated filer	Yes ☐	No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
There were 9,842,982 shares of the registrant’s common stock, $.001 par value, outstanding as of April 30, 2006.

MATRIXX INITIATIVES, INC.
FORM 10-Q
INDEX
Unless otherwise indicated in this quarterly report, “Matrixx,” “us,” “we,” “our”, “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS

	March 31, 2006	December 31, 2005

Current Assets:
Cash and cash equivalents	$11,401,441	$12,266,671
Accounts receivable:
Trade, net allowance for doubtful accounts of $365,472 and $642,915	8,327,052	28,719,382
Other receivable	1,237,455	1,234,886
Insurance receivable	4,800,000	4,800,000
Inventories	11,527,115	8,803,135
Prepaid expenses	756,233	837,877
Interest receivable	167,934	124,533
Deferred tax asset	7,797,299	7,797,299

Total Current Assets	46,014,529	64,583,783

Property and Equipment, at cost:
Office furniture and computer equipment	1,268,688	1,248,427
Machine tooling and manufacturing equipment	662,370	616,645
Leasehold improvements	179,964	178,757

	2,111,022	2,043,829
Less accumulated depreciation	(941,908)	(803,479

Net Property and Equipment	1,169,114	1,240,350

Other Assets:
Deposits	1,047,283	1,008,309
Other assets	57,963	57,963
Restricted cash	5,000,000	5,000,000
Debt issuance costs, net of accumulated amortization of $45,101 and $29,166	33,266	46,262
Deferred tax asset	9,348	—
Patents, net of accumulated amortization of $315,950 and $283,437	1,741,722	1,774,235
Goodwill	15,039,836	15,039,836

Total Other Assets	22,929,418	22,926,605

Total Assets	$70,113,061	$88,750,738

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2006	December 31, 2005

Current Liabilities:
Accounts payable	$4,438,090	$8,741,651
Accrued expenses	6,362,258	7,774,871
Sales commissions	1,336,502	2,600,467
Sales returns and allowances	2,673,831	3,880,552
Legal liability	1,245,000	13,245,000
Accrued taxes	99,714	882,611

Total Current Liabilities	16,155,395	37,125,152

Deferred tax liability	3,515,951	3,515,951

Total Liabilities	19,671,346	40,641,103
Commitments and Contingencies

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,817,482 and 9,599,529 issued and outstanding	9,817	9,599
Additional paid in capital	46,845,858	43,433,364
Unearned compensation	(1,177,392)	—
Retained earnings	5,159,736	5,062,976

	50,838,019	48,505,939

Less common stock held in treasury, at cost (53,800 and 53,800 shares)	(396,304)	(396,304)

Total Stockholders’ Equity	50,441,715	48,109,635

Total Liabilities and Stockholders’ Equity	$70,113,061	$88,750,738

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2006	2005

Net sales	$17,675,959	$14,981,590
Cost of sales	5,865,211	4,237,434

Gross Profit	11,810,748	10,744,156

Selling, general and administrative expenses	10,692,507	8,823,514
Research and development	1,126,846	499,561

Income From Operations	(8,605)	1,421,081

Other Income (Expense):
Interest and other income	173,911	61,155
Interest expense	—	—

Total Other Income	173,911	61,155

Income Before Provision For Income Taxes	165,306	1,482,236

Provision for income taxes	68,546	586,678

Net Income	$96,760	$895,558

Net Income Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,565,963	9,481,914
Net Income Per Share of Common Stock	$0.01	$0.09

Diluted:
Weighted Average Number of Common Shares Outstanding	10,027,666	9,661,113
Net Income Per Share of Common Stock	$0.01	$0.09
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2006	2005

Cash Flows From Operating Activities:
Net income	$96,760	$895,558
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	138,429	64,196
Amortization	48,448	23,020
Deferred income taxes	(9,348)	497,144
Common stock issued for compensation	978,938	320,009
Changes in assets and liabilities:
Accounts receivable	20,389,761	4,166,204
Interest receivable	(43,401)	(48,395)
Inventories	(2,723,980)	1,560,392
Prepaid expenses and other	81,644	(414,447)
Accounts payable	(4,303,561)	(2,414,656)
Accrued expenses	(3,459,475)	(2,222,665)
Legal liability	(12,000,000)	—
Sales returns and allowances	(1,206,721)	83,475

Net Cash Provided (Used) By Operating Activities	(2,012,506)	2,509,835

Cash Flows From Investing Activities:
Capital expenditures	(67,193)	(15,486)
Deposits and other	(38,974)	(93,119)

Net Cash (Used) By Investing Activities	(106,167)	(108,605)

Cash Flows From Financing Activities:
Debt issuance costs	(2,939)	—
Issuance of common stock	1,256,382	—

Net Cash Provided By Financing Activities	1,253,443	—

Net Increase (Decrease) in Cash and Cash Equivalents	(865,230)	2,401,230

Cash and Cash Equivalents at Beginning of Period	12,266,671	12,694,486

Cash and Cash Equivalents at End of Period	$11,401,441	$15,095,716

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	860,790	262,801
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     1. Financial Statements
     The accompanying financial information of Matrixx Initiatives, Inc. is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, that are necessary so as to make the interim information not misleading, have been made. All references made in this Report to “Note” or “Notes” will refer to these Notes to the Condensed Consolidated Financial Statements. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2006. The products we market are seasonal in nature, and sales at retail generally increase as the incidence of colds and flu rises. We record sales when products are shipped from our warehouse facilities. During the third quarter the Company usually realizes increased sales volume as retailers stock our products and order displays to prepare for the upcoming cough and cold season. Retail consumption of our products is highest during the cough and cold season, which usually runs from October through March. It is recommended that this financial information be read in conjunction with the complete financial statements included in Matrixx’s Annual Report on Form 10-K for the year ended December 31, 2005 previously filed with the Securities and Exchange Commission.
     2. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires the Company to measure the cost of services received in exchange for equity instruments based on the grant-date fair value of the award and that cost will be recognized to expense over the requisite service or vesting period. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such equity instruments. The Company will use the Black-Scholes option-pricing model in valuing such equity instruments. Upon adoption, the Company transitioned to SFAS 123R using the Modified Prospective Application (MPA) transition method, whereby compensation cost is recognized for new awards and awards modified after the effective date, and to that portion of outstanding awards for which part or all of the requisite service will be rendered on or after the effective date, with prior periods’ stock-based compensation for option plan activity still presented on a pro forma basis. As a result of the adoption of SFAS 123R, the Company recognized pre-tax charges of $54,967 in the first quarter of 2006 related to unvested options as of January 1, 2006. Net earnings after income taxes were reduced by approximately $33,000 and there was an immaterial impact to earnings per share. The Company is expecting to recognize additional pre-tax charges of $95,833 during 2006 and $41,478 during 2007 in association with the non-vested stock options. The Company anticipates future option grants will be minimal and has a preference for granting restricted stock awards in the future.
     The fair value for options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2005, 2004, and 2003.

	2005	2004	2003
Risk-free interest rate	3.66%	3.25%	3.12%
Expected life	5.00 years	4.95 years	4.88 years
Expected volatility	61.40%	66.44%	62.96%
Expected dividend yield	0%	0%	0%

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS No. 123 for the periods indicated:

Three Months Ended
March 31, 2005
Net income applicable to common shareholders, as reported	$895,558
Add stock-based employee compensation expense included in net earnings, net of tax	—
Less stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	1,379,438

Proforma Net Income (Loss)	$(483,880)

Net income (loss) per share of common stock:
Basic:
As reported	$0.09
Pro forma	$(0.05)
Diluted
As reported	$0.09
Pro forma	$(0.05)
During the quarter ended March 31, 2006, directors were granted 28,000 shares of restricted common stock. Officers were granted 34,259 shares of restricted stock that will vest based on achieving 2008 performance goals. Compensation expense is based on the fair value of the shares on the date of their grant, $21.90 per share, and will be amortized on a straight-line basis over the next three years. Stock-based compensation expense recognized in the first quarter for restricted stock awards was approximately $51,900 after tax. Also during the quarter ended March 31, 2006, 117,765 options were exercised at an average cost of $10.67 per share. No options were granted during the period. Additionally, during the quarter ended March 31, 2006, employees and officers were granted 38,362 shares of restricted common stock for meeting 2005 performance objectives. These performance awards were expensed in 2005.
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
     The table below summarizes the elements included in the calculation of basic and diluted net income per common share for the three months ended March 31, 2006 and 2005. Options, warrants and other incremental shares to purchase 334,343 shares of common stock for the three months ended March 31 2005 were not included in the computation of diluted income per share because their effect would be anti-dilutive.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net income applicable to common shareholders	$96,760	$895,558

Weighted average common shares outstanding — Basic	9,565,963	9,481,914
Dilutive Securities	461,703	179,199

Weighted average common shares outstanding — Diluted	10,027,666	9,661,113

Net Income per common share:
Basic	$0.01	$0.09
Diluted	$0.01	$0.09
     4. Inventories
     Inventories are stated at the lower of cost or market. The Company uses first-in, first-out (FIFO) to value inventory. Inventories consisted of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
Raw materials and packaging	$3,027,914	$3,520,013
Finished goods	8,825,681	5,829,699
Less reserve for obsolescence	(326,480)	(546,577)

Total	$11,527,115	$8,803,135

     The increase in inventory relates to our expectations of higher than realized category sales during the quarter and a change in our purchasing practices to smooth our manufacturers’ production throughout the year.
5. Recently Issued Accounting Standards
     See Note 2 for a discussion of stock-based compensation accounting standards that became effective January 1, 2006.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and companies must apply the standard prospectively. The Company adopted the provision of SFAS No. 151, as applicable, beginning in fiscal 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position or results of operations.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154, as applicable, beginning in fiscal 2006.
6. Insurance Program
     In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. Under the program, we agreed to reimburse our insurer for its claims administration expenses and for amounts paid out by it in settlement of product liability claims filed after the initial date of the program and which are not covered by insurance programs from prior years. The terms of the program required us to maintain an irrevocable, evergreen letter of credit issued by a bank or other financial institution to secure our reimbursement obligations to our insurer. We had a $5.0 million letter of credit with Comerica Bank and had reserved an equal amount of cash to secure repayments of amounts that become due under the letter of credit. The $5.0 million reserve is classified as Restricted Cash on the March 31, 2006 and December 31, 2005 condensed consolidated balance sheet and was invested in an interest-bearing certificate of deposit. The settlement of the consolidated Arizona litigation exhausted this policy. In April 2006, we replaced the self-funded insurance program with a limited traditional insurance program. This new insurance program does not cover existing lawsuits and only applies to any future claims made. The new policy requires a $500,000 letter of credit instead of $5.0 million. The $5.0 million currently classified as Restricted Cash on the balance sheet will have the restriction released with the April commencement of the new insurance program and a new letter of credit for $500,000 will be issued with an equal amount of cash reserved.
7. Legal Proceedings
     Litigation
     The Company is involved in various product liability claims and other legal proceedings. The Company’s legal expense for defense of these lawsuits continues to have a significant impact on the results of operations as the Company defends itself against the various claims. First quarter 2006 legal expense was approximately $1.3 million. In the first quarter of 2005, legal expense was $2.1 million, reduced by reimbursement of approximately $800,000 from our principal insurance carrier, resulting in net legal expense of approximately $1.3 million. We do not expect to recognize additional reimbursements from our insurance carriers for legal expense incurred in future periods; however, we may receive reimbursement for prior legal expense beyond what has already been recorded.
     Among the principal matters pending to which the Company is a party are the following:
     Product Liability Matters
     From late 2003 through March 2006, numerous lawsuits were filed against us alleging that our Zicam Cold Remedy product caused the permanent loss or diminishment of the sense of smell or smell and taste. Two of these lawsuits were filed as class action lawsuits covering named and unnamed plaintiffs, but one of the class action lawsuits has been dismissed, as have the claims of several individual plaintiffs. Various defendants in the lawsuits, including manufacturers and retailers, have received indemnification or other recovery from us for damages related to the lawsuits.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     On January 19, 2006, we entered into an agreement to settle claims made by approximately 90% of all plaintiffs in all Zicam Cold Remedy product liability lawsuits against the Company. This settlement relates to the Arizona consolidated litigation, In Re Consolidated Zicam Product Liability Cases, Superior Court of Arizona (Maricopa County). The settlement documents acknowledge that Matrixx has denied and continues to deny any liability to the plaintiffs. Under the terms of the settlement agreement, and assuming full participation of those plaintiffs eligible to participate in the settlement program, all but 22 of the 431 plaintiffs in the Arizona consolidated litigation will dismiss their claims with prejudice and release such claims against the Company in return for participating in a voluntary settlement program. The 22 remaining plaintiffs are ineligible to participate in the settlement program, most of them because their claims are based on usage of the Zicam Cold Remedy nasal swab product as opposed to the nasal gel. Of those 22 ineligible plaintiffs, 14 have dismissed their claims as of April 25, 2006. Matrixx paid $11.9 million to fund awards to be made under the program. In addition, Matrixx paid $100,000 to cover the administration of the program by plaintiffs’ counsel. In order for the settlement program to become active, at least 95% of the plaintiffs eligible to participate in the settlement program must deliver a written release of their claims against Matrixx by April 3, 2006. As previously disclosed, we have been informed by plaintiffs’ counsel that this threshold has been met. As of April 25, 2006, plaintiffs’ attorneys were continuing to obtain written releases. Matrixx expects approximately 40% of the total $12 million settlement program cost will be covered by insurance, although discussions are continuing with the Company’s insurance carriers about the exact amount of insurance contributions to the settlement cost. The Company recognized a charge of approximately $4.3 million (after tax) for the fourth quarter of 2005 to cover the portion of the settlement program costs not expected to be covered by insurance. As noted above, the exact amount of insurance contributions to the settlement has not been determined.
     The following cases have been filed since December 31, 2005: Brian Campbell v. Matrixx Initiatives, Inc., et al., filed February 24, 2006, in the Supreme Court of the State of New York, County of Niagara; Finder vs. Matrixx Initiatives, Inc., et al., filed February 9, 2006, in the U.S. District Court for the District of New Jersey; Lechner, Beth vs. Matrixx Initiatives, Inc., et al., filed March 1, 2006, in the United States District Court for the Northern District of Ohio (Eastern Division).
     The following cases were dismissed since December 31, 2005: Flores vs. Matrixx Initiatives, Inc., et al., filed on December 30, 2004, in Santa Clara County dismissed on January 31, 2006; Kalfian, Carol A. vs. Matrixx Initiatives, Inc., et al., filed April 20, 2004, in the United States District Court for the District of Rhode Island, dismissed on January 20, 2006; Mayo, Derek vs. Matrixx Initiatives, Inc., et al., filed May 6, 2004, in the Superior Court of New Jersey, Law Division: Essex County, removed to the United States District Court for the District of New Jersey, initially dismissed on December 9, 2005 but was reinstated and subsequently dismissed on February 6, 2006; McCune vs. Matrixx Initiatives, Inc., et al., originally Rostron, et al. vs. Matrixx Initiatives, Inc., et al., filed November 4, 2004, in the United States District Court for the Northern District of Alabama, Middle Division, originally involving plaintiffs Rostron and McCune, was severed, Rostron was transferred to the United States District court for the District of New Jersey and dismissed on December 27, 2005, and McCune was dismissed on March 27, 2006; Moore, Benjamin L. vs. Matrixx Initiatives, Inc., filed December 29, 2004, U.S. District Court, Northern District of Alabama, Middle Division in the Williams, et al. v. Matrixx Initiatives, Inc. et al. action, severed and filed separately on November 4, 2005, dismissed on March 30, 2006; Watson, Janet vs. Matrixx Initiatives, Inc., filed December 29, 2004, U.S. District Court, Northern District of Alabama, Middle Division in the Williams, et al. v. Matrixx Initiatives, Inc. et al. action, severed and filed separately on November 4, 2005, dismissed on March 30, 2006; Williams, Rosemary et al. vs. Matrixx Initiatives, Inc., et al., filed December 29, 2004, in the United States District Court for the Northern District of Alabama, Middle Division, dismissed on March 30, 2006.
     The following cases were settled since December 31, 2005: Connolly, Gay vs. Matrixx Initiatives, Inc., et al., filed October 22, 2004, in the Superior Court of Georgia (Cobb County), settled on December 28, 2005 and a dismissal was filed on January 30, 2006; Wagner, Nicole vs. Matrixx Initiatives, Inc., filed February 24, 2005, in the Superior Court of California, County of San Diego, settled on December 6, 2005 and a dismissal was filed on February 20, 2006. The terms of the settlement agreements are confidential. The Company does not expect these settlements to have an adverse affect on its financial results.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     At April 25, 2006, 30 product liability cases, covering 39 plaintiffs in 13 states, were pending against the Company, excluding those cases subject to the Arizona settlement. In addition, as noted above, 5 of the cases subject to the Arizona settlement will remain pending on behalf of 8 plaintiffs, each who were ineligible to participate in the Arizona settlement. In addition, the Company has been advised by two of the plaintiffs’ attorneys in the pending cases that they collectively represent approximately 100 additional potential claimants for whom they have not yet filed lawsuits. The Company is unable to determine the number of potential claimants, the nature or basis of their purported claims, or when or if the potential claimants will ultimately file one or more lawsuits against the Company. Plaintiffs’ law firms may continue to solicit potential claimants through the Internet and other media; as a result, additional lawsuits may be filed against us.
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
     We have submitted all of the existing lawsuits to our insurance carriers. In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. The settlement of the consolidated Arizona litigation exhausted this insurance program. In April 2006, we replaced the self-funded program with a limited traditional insurance program. This new insurance program does not cover existing lawsuits and only applies to any future claims made. We cannot predict the outcome of the litigation but we will defend ourselves vigorously. If any liability were to result from one or more of these or future lawsuits, we believe our financial results could be materially impacted. Our financial results also could be materially impacted by the adverse publicity that may result from the lawsuits.
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

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period. The Company will continue to review the adequacy of the associated reserves on a quarterly basis.
     Securities Litigation Matters
     Two class action lawsuits were filed in April and May 2004 against the Company, our President and Chief Executive Officer, Carl J. Johnson, and our Executive Vice President and Chief Financial Officer, William J. Hemelt, alleging violations of federal securities laws. On January 18, 2005, the cases were consolidated and the court appointed James V. Sircusano as lead plaintiff. The amended complaint also includes our Vice President of Research and Development, Timothy L. Clarot, as a defendant and was filed March 4, 2005. The consolidated case is Sircusano, et al. vs. Matrixx Initiatives, Inc., et al., in the United States District Court, District of Arizona, Case No. CV04-0886 PHX DKD. Among other things, the lawsuit alleges that between October 2003 and February 2004 (the “Class Period”), we made materially false and misleading statements regarding our Zicam Cold Remedy product, including failing to adequately disclose to the public the details of allegations that our products caused damage to the sense of smell and of certain of the product liability lawsuits described above. We filed a motion to dismiss this lawsuit and, on March 8, 2006, the Company received an Order dated December 15, 2005 granting the motion to dismiss the case, without prejudice. On April 3, 2006, the plaintiff appealed the Order to the United States District Court of Appeals, Ninth Circuit, Case No. 2:04-CV-886. In accordance with and subject to the provisions of the Company’s Certificate of Incorporation, Messrs. Johnson, Hemelt, and Clarot will be indemnified by the Company for their expenses incurred in defending these lawsuits and for any other losses which they may suffer as a result of these lawsuits. The Company has submitted this matter to its insurance carriers and may incur charges up to the deductible amount of $1 million. If any liability were to result from this lawsuit that is not covered by insurance, we believe our financial results could be materially impacted.
          Federal Trade Commission Letter
     On March 21, 2006, management received a letter from the staff of the Federal Trade Commission’s East Central Region (Cleveland, Ohio office) (the “FTC”) notifying the Company that the FTC is conducting an inquiry into the Company’s advertising and promotional activities for the following products: Zicam® Cold Remedy Nasal Gel; Zicam® Cold Remedy Swabs; Zicam® Cold Remedy Swabs for Kids; Zicam® Cold Remedy RapidMelts; Zicam® Cold Remedy Chewables; and Zicam® Cold Remedy Oral Mist. The purpose of the inquiry is to determine whether the Company engaged in unfair or deceptive acts or practices in violation of the Federal Trade Commission Act. With the permission of the FTC, the Company timely submitted a partial response to the FTC’s request for information. Given the extent of the documents to be produced, the FTC afforded the Company additional time in which to produce the remainder of the documents. The Company intends to continue cooperating with the investigation. The Company believes that its advertisements and promotional activities are accurate and comply with applicable laws and regulations in all material respects. The Company cannot predict the timeframe within which the FTC will review the requested information or respond to the Company.
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
     The Company currently markets 23 products within the overall $3.5 billion retail cough and cold category. Most of the products we market are seasonal in nature, and sales at retail generally increase as the incidence of colds and flu rises. We record sales when products are shipped from our warehouse facilities. During the third quarter, the Company usually realizes increased sales volume as retailers stock our products and order displays to prepare for the upcoming cough and cold season. Additional sales (re-orders) to retailers are highly dependent upon the incidence of illness within the population. Retail sales of our products are highest during the cough and cold season, which usually runs from October through March. The Company begins extensive advertising campaigns to coincide with the cough and cold season and generally realizes higher advertising expense in the fourth and first quarters of each year. Our products are currently available at all of the major food, drug, and mass merchant retailers.
     Certain information is set forth below for our first quarter operations expressed in $000’s and as a percentage of net sales for the periods indicated:
     Quarterly Results:

$000s	Q1 2006	% NS	Q1 2005	% NS
Net Sales	$17,676		$14,982

Marketing	$6,699	38%	$5,069	34%
Sales	$568	3%	$614	4%
General & Administrative	$2,176	12%	$1,852	12%
Legal	$1,249	7%	$1,288	9%

Total Operating Expenses	$11,819	60%	$9,324	59%

Research and Development	$1,127	6%	$500	3%

     Net sales for the first quarter of fiscal 2006 increased 18% to approximately $17.7 million compared to approximately $15.0 million for the first quarter of 2005. The growth in first quarter 2006 sales is primarily due to a 21% increase in Cold Remedy sales, as well as sales of our Flu Relief and Nasal Comfort products, which were not in distribution during the first quarter of 2005. Net income for the first quarter of 2006 declined to approximately $97,000 compared to $896,000 in the first quarter of 2005. The lower net income is primarily due to increased marketing and research and development expense, as well as lower gross margins, partially offset by increased interest income due to higher cash balances and interest rates.
     We expect net income in future periods to be significantly affected by the level of sales, the timing and amount of our advertising, research and development expenses, and the timing and amount of expenses incurred in defense of product liability and securities litigation matters. Expenditures for advertising and research and development will vary by quarter throughout the year and could be significantly different in future periods than the amounts incurred in the same period in earlier years. We expect that advertising expenses will be highest in the fourth and first quarters in conjunction with the cough and cold season. We anticipate quarterly earnings will continue to vary along with the seasonality of sales and the level of marketing and research and development expense. The second quarter of each year generally accounts for less than 10% of annual sales. Consistent with our historical results in the second quarter of prior years, we anticipate a significant operating loss for the second quarter of 2006.
     Our 21 Zicam products are sold in the cold (3 nasal delivery products and 3 oral delivery products), allergy/sinus (4 Zicam nasal delivery), cough (7 oral delivery products), and flu (4 oral delivery products) market groups of the overall cough and cold category. Our Nasal Comfort products are generally sold within the space allocated for allergy and sinus products at retail. We believe Nasal Comfort will benefit consumers suffering from asthma, allergies, and sinus conditions, as well as active lifestyle individuals concerned about respiratory health. We expect that our mix of products sold will change due to seasonality and varying growth rates within the market groups. For the three months ended March 31, 2006, our mix of products sold (units) was cold (nasal and oral) — 63%, allergy/sinus — 19%, cough — 8%, flu — 9%, and Nasal Comfort — 1% compared to cold — 61%, allergy/sinus — 25%, and cough — 14% for the three months ended March 31, 2005. Our products are currently available at all of the major food, drug, and mass merchant retailers. Sales of our Cough spray products declined in the first quarter of 2006. In particular, the two kids and the adult honey lemon cough products did not realize the market acceptance we expect for our products and we are evaluating the ongoing distribution of these three products. In addition, we are reformulating several of the cough products to increase the amount of active medicine in each dose and changing the packaging, which we believe will appeal to more consumers. We believe that we will be able to realize higher sales of our cough products in the future by exploring new marketing approaches to increase trial and awareness of these products.
     The Company’s management reviews several key performance indicators.
1)	We compare our year to date sales and net income performance against our stated annual goal for each. For fiscal 2006, our goal is to grow sales 25% — 35% and net income 15% - 25% above the $7.6 million level realized in 2005, exclusive of the impact of an $8.5 million (approximately $5 million net of tax) charge recorded in the fourth quarter of 2005 for settling Arizona product liability litigation claims and recording a reserve for the remaining product liability lawsuits and tax credits of approximately $477,000. The foregoing is a “non-GAAP financial measure” as defined in Item 10(e) of Regulation S-K of the Exchange Act. We believe our 2005 net income excluding the settlement, reserve, and tax credits that were recognized in the fourth quarter of 2005 provides investors with a useful indicator of our results that is comparable among periods because it excludes the effects of unusual items that may occur on an irregular basis. Investors should note that this non-GAAP financial measure involves judgments by management, including whether the item is classified as an unusual item. We use similar concepts to measure our performance internally in reports for management.

2)	For the three months ended March 31, 2006 net sales have increased 18% to $17.7 million and net income decreased to approximately $97,000 from net income of $896,000 for the same period in 2005. Net income was impacted by increased investment in marketing and research and development, as well as lower gross margins (primarily related to our new flu relief products and increased freight costs). We remain focused on the introduction of our new Cold Remedy RapidMelts™ + C, Cough Melts, and the improved Cold Remedy Swab™ products during the third quarter of this year. Due to the share growth we have achieved and the introduction of these new items and anticipated cost reductions, we continue to be comfortable with our previous annual guidance, which expects 2006 annual sales to increase 25%-35% over the $90.5 million recorded in 2005. We also expect net income growth of 15%-25% above the $7.6 million level realized in 2005, exclusive of the one-time items mentioned above.

3)	We monitor our share of the cough and cold market. For the 12 weeks ended March 19, 2006, retail sales of our products (as measured by three outlet syndicated scanner data, not including our largest customer, Wal-Mart) increased approximately 16% over the comparable period in the previous year, while sales within the entire cough and cold category decreased approximately 8% over the same period. The increased sales of our products for the 12 weeks ended March 19, 2006 achieved a share of approximately 3.3% of the entire cough and cold market compared to a share of 2.6% in the comparable period the previous year.

4)	We measure our ability to maintain strong gross margins on our products. We achieved an average gross margin of 67% for the first quarter of 2006, which is below our goal of 70%, and below the average gross margin of 72% achieved in the first quarter of 2005 (gross margins on our existing products, exclusive of the flu relief, vary between 60% and 80%). The decrease in gross margins is primarily attributable to higher start-up costs related to our flu relief products and increased freight costs. We expect to reduce costs on our flu relief products and realize improved gross margins during the second half of 2006.

5)	We evaluate our operating performance by reviewing, over time, our ability to decrease operating costs as a percentage of net sales. For the three months ended March 31, 2006, our operating expenses (which excludes research and development expense) were approximately 60% of our net sales compared to 59% for the first three months of 2005. Legal expense continues to negatively impact results. First quarter 2006 legal expense was approximately $1.3 million unchanged from the $1.3 million (net of the $800,000 insurance reimbursement discussed in Note 7) recognized in the first quarter of 2005.

6)	We measure the distribution of our products by key national retailers. Our ten largest retail customers, which are responsible for approximately 70% of sales, carry, on average, 14 of our 23 products (Zicam & Nasal Comfort), compared to 12 of our 16 products in the first quarter of 2005.
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
     Income Taxes: In 2005 and the first quarter of 2006, we recorded income tax expense based on our estimated effective income tax rate of 40% for the year and will continue to do so in future periods. In 2005, we fully utilized the tax loss carryforward and we expect to incur higher tax payments in 2006 and future years.
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

     Customer Sales Returns and Allowances: The estimate for product returns is based on our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects potential product returns. Our estimate for returns has been consistent with our sales returns experience. Currently, we are recording a returns provision of 3% (for potential returns and allowances) of gross sales for the 16 Zicam products introduced in 2004 or earlier. In establishing the appropriate reserve for the new Zicam Cold & Flu Relief, Nasal Comfort, and Zicam Cough Mist Max products, that began shipping in the third quarter of 2005, we reviewed the similarities and differences of the new products relative to the Zicam products for which we now have several years of product return experience. Based on that review we are recording a provision of 7% of gross sales for these products. We will review the return provision at least quarterly and adjust these reserve amounts as actual product return experience continues to develop. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected.
     Insurance Reimbursements: We have recorded approximately $6 million in expected reimbursement from our insurance carriers. The expected reimbursement relates to $4.8 million for the Arizona litigation settlement and $1.2 million for legal defense costs during 2005. We believe these amounts are reasonable based on the terms of the respective policies and the costs incurred to date.
     Legal Contingencies: We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. See Note 7 for information regarding our pending litigation. While we are vigorously defending ourself in these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. We record accruals for such contingencies to the extent that we conclude their occurrence is probable and the related damages are estimable. If a range of liability is probable and estimable and no amount within the range appears to be a better estimate than any other amount within the range, we accrue the minimum of such probable range. Many claims involve highly complex issues relating to causation, label warnings, scientific evidence, actual damages and other matters. Often these issues are subject to substantial uncertainties and, therefore, the probability of loss and an estimation of damages are difficult to ascertain. Consequently, we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for these contingencies. Based on the information available to the Company as of December 31, 2005, the Company established a reserve of $1.3 million for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions, some of which are explained in Note 7, and was the amount that the Company believed that it could reasonably estimate would be spent to resolve the remaining cases that have been filed. We reviewed the adequacy of the reserve at the end of the first quarter of 2006, and we will continue to review the associated reserve on a quarterly basis.
     Results of Operations for the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005
     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2006		2005
Net sales	$17,675,959	100%	$14,981,590	100%
Cost of sales	5,865,211	33	4,237,434	28

Gross profit	11,810,748	67	10,744,156	72
Operating expenses	10,692,507	60	8,823,514	59
Research & development	1,126,846	6	499,561	3

Income (Loss) from operations	(8,605)	—	1,421,081	9
Interest and other income	173,911	1	61,155	—
Interest expense	0	—	0	—

Income before income taxes	165,306	1	1,482,236	10
Provision for income taxes	68,546	—	586,678	4

Net income	$96,760	1%	$895,558	6%

Net Sales
     Net sales for the three months ended March 31, 2006 were $17.7 million, or 18% above net sales of $15.0 million for the first quarter in 2005. Approximately $1.3 million in net sales is attributable to sales of the new Zicam Flu Relief and Nasal Comfort products introduced in the third quarter of 2005. Sales of Zicam Cold Remedy, principally our oral delivery products, increased 21%. Sales of Cough products declined 30% in the first quarter of 2006 compared to the prior year. We are planning to make changes to the cough products, as discussed previously, which we believe will result in increased consumer acceptance. We believe the sales increase of Zicam products is primarily due to greater brand awareness and marketing efforts.
Cost of Sales
     For the first quarter 2006, our cost of sales increased approximately $1.6 million, or 38% over the cost of sales for the first quarter in 2005, primarily due to the higher number of units sold and the higher costs of our flu relief products.
Gross Profit
     Gross profit for the three months ended March 31, 2006 grew 10% to approximately $11.8 million, compared to gross profit of approximately $10.7 million for the same period in 2005. The higher gross profit is essentially due to the increase in sales, partially offset by the lower average gross margin percentage. The gross margins achieved during the quarter decreased to 67% from 72% in the first quarter of 2005. The decrease in gross margins was primarily due to higher start-up and manufacturing costs related to the new flu products introduced in the third quarter of 2005 and, to a lesser degree, higher freight costs. Changes to the manufacturing of the flu products are currently underway and we expect significant margin improvement on these items during the second half of 2006. Exclusive of our flu products, gross margins on our existing products vary between approximately 60% and 80%. Gross margin will continue to be affected by the relative mix of products sold and changes in product costs that may occur.
Operating Expenses
     Operating expense for the first quarter of 2006 increased to approximately $10.7 million from approximately $8.8 million in the first quarter of 2005. The higher operating expense is due to an increase of approximately $316,000 in non-advertising marketing expense and a $1.3 million increase in advertising expense (approximately $5.7 million in the first quarter of 2006 compared to approximately $4.4 million in 2005).
     Also contributing to the higher operating expense in the first quarter of 2006 compared to the first quarter of 2005 were increases in quality control expense of approximately $134,000; increased depreciation expense of $43,000; and higher labor expense of approximately $78,000 due to an increase in our number of employees (26 employees on March 31, 2006, versus 22 on March 31, 2005).
     Legal expense for the first quarter of 2006 was $1.3 million. Legal expense for the first quarter of 2005 consisted of $2.1 million reduced by $800,000 for reimbursement of legal expenditures from the Company’s principal insurance carrier, resulting in $1.3 million in net legal expense. We do not expect any reimbursements for future legal expense in connection with our existing product liability litigation.
     We expect expenses in future periods will vary largely in relation to the level of our advertising and legal expenditures. Advertising expense is heaviest in the first and fourth quarters. We anticipate that we will continue to incur approximately $1.0 million to $1.5 million in legal expense each quarter as a result of the Zicam Cold Remedy product liability and securities litigation matters in which we are engaged (see Note 7).
Research and Development
     Research and development expense was $1.1 million in the first quarter of 2006, approximately $627,000 above the level incurred in the first quarter of 2005. We expect to invest 4% — 6% of 2006 annual net sales on research and development efforts. The increased research and development spending reflects our goal of continuing to expand the Zicam franchise and developing products to be introduced in the oral care, antacid, and analgesic categories.
Interest & Other Income
     Interest and other income was approximately $174,000 in the first quarter of 2006 versus approximately $61,000 in the first quarter of 2005. The increase in interest income is due to higher interest rates and cash balances.

Income Before Income Taxes
     Income before income tax for the three months ended March 31, 2006 decreased to approximately $165,000, from approximately $1.5 million for the first quarter of 2005. The decrease is due to increased sales and interest income being offset by lower gross margins and increased marketing and research and development costs. We expect that net income in future periods will be significantly impacted by the success of our Zicam and Nasal Comfort products (including new products to be introduced in 2006), product introductions in new categories, and annual changes in our advertising, research and development, and legal expenses. We anticipate quarterly earnings will continue to vary along with the seasonality of sales. We believe the second quarter of 2006 will result in a significant loss due to the seasonality of our sales and our ongoing commitment to research and development activities.
Income Tax Expense
     We recorded income tax expense at our combined estimated effective tax rate of 40%. Due to the operating income recorded in the first quarter of 2006, we recognized income tax expense of approximately $69,000 compared to approximately $587,000 in the first quarter of 2005.
Net Income
     Net income decreased to approximately $97,000 in the first quarter of 2006 compared to net income for the first quarter of 2005 of approximately $896,000.
Liquidity and Capital Resources
     Our working capital increased to $29.9 million as of March 31, 2006 from $27.5 million as of December 31, 2005, an increase of approximately $2.4 million. During the first three months of 2006, we experienced a decrease in available cash of approximately $865,000.
     On January 19, 2006, Matrixx entered into an agreement to settle claims made by most of the plaintiffs in the Arizona consolidated litigation against the Company. Matrixx paid $11.9 million to fund awards to be made under the settlement agreement and the Company paid $100,000 to cover the administration of the program by plaintiffs’ counsel. We expect approximately 40% of the total $12 million settlement program cost will be covered by insurance, which we believe is reasonable based on the terms of the respective policies.
     During the first quarter of 2006 receivables decreased by over $20 million as prior sales were converted to cash. These cash inflows were offset by the $12 million that was paid in the first quarter to fund the Arizona litigation settlement, increases in inventory to meet higher anticipated sales levels and smooth our manufacturing requirements over the year, and decreases in accounts payable and accrued expenses. The Company’s principal source of liquidity is cash generated from sales of our products to retailers and distributors. The majority of sales are given 30 day credit terms; however, payment terms are occasionally extended, as retailers begin to increase inventory of our products prior to the onset of the cough and cold season. The Company records an estimated allowance for potentially uncollectible accounts, which is reviewed on a monthly basis. We believe our allowance as of March 31, 2006 is adequate.
     The change in accounts receivable, inventory, accounts payable and accrued expenses largely reflects the increase in the Company’s business and reflects the seasonal nature of the Company’s business. The Company records the bulk of its sales, which is reflected in higher accounts receivable, in the third, fourth and first quarters; generally builds inventory during the second through fourth quarter periods; and advertises its products, which is the largest component of accrued expenses, in the fourth and first quarters. Although affected by the build-up of inventory, accounts payable and accrued expenses are more significantly affected by advertising spending, which largely occurs in the fourth and first quarters. Generally, to the extent our operations are profitable, our business is cash-flow positive. We do have working capital requirements arising from the increase of inventory and accounts receivable in excess of the increase in accounts payable, but these vary throughout the year reflecting the seasonal nature of our business.
     We fully utilized our tax loss carryforward in 2005 and we will incur tax payments in future years. We do not expect future tax payments to have a material adverse effect on the Company’s liquidity.

          Historically, the Company has had very low capital expenditures since we rely on contract manufacturers to produce our products. However, during 2005, the Company acquired from Viridian, $1.1 million of equipment and intellectual property related to the dry handle swab product. Additionally, the Company is having new equipment built in order to produce swabs utilizing the acquired intellectual property; we expect to spend approximately $4 million during 2006 to complete the new automated production line. We expect the new line will be owned by the Company but will be managed and operated by a contract manufacturer. In addition, the Company provides deposits and prepayments to our manufacturers to improve and increase manufacturing capabilities for our products.
          See Note 6 for a discussion of our insurance program.
          We have a $4.0 million credit facility with Comerica Bank that was renewed until July, 2007. The interest rate under the new credit facility is 0.25% above prime, which represents a reduction from the previous rate of 0.75% above prime. We are in compliance with the earnings and financial covenants contained in the credit facility. We believe that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months.
Contractual Obligations
          We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations
	(In thousands of dollars)
	Payments due by Period as of March 31, 2006
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	284	120	164	0	0
Purchase Obligations	8,948	8,948	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$9,232	$9,068	$164	$0	$0

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Forward Looking Statements
          This Report on Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:
•	our belief that the reserve for litigation losses will be sufficient to resolve the remaining cases;

•	our expectations regarding 2006 net sales and net income and our expectations for the second quarter of 2006;

•	our belief that Cough products will achieve higher consumer acceptance in the future;

•	our belief that new advertising approaches and public relations efforts will continue to build brand awareness;

•	our anticipation that we will continue to incur approximately $1.0 to $1.5 million in legal expense each quarter as a result of the Zicam Cold Remedy product liability and securities litigation in which we are engaged;

•	our intention to vigorously defend the Zicam Cold Remedy product liability and securities litigation claims, our expectation that additional product liability lawsuits may be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;

•	our expectation that the trend of growth in sales in future periods will continue as we expand consumer awareness and acceptance of our entire Zicam brand of products, increase distribution, introduce new products, and avoid additional adverse publicity;

•	our expectation regarding future net income, our belief that expenditures for advertising and research and development will vary by quarter throughout the year, and our expectation that advertising expenses will be heaviest in our first and fourth fiscal quarters;

•	our belief that the new brand, Nasal Comfort, will gain consumer acceptance and retail distribution;

•	our expectation of the effect of recently issued accounting standards;

•	our expectation that our mix of products sold will change due to seasonality and varying growth rates within our three market categories;

•	our expectation of our 10 largest retailers adding new products;

•	our expectation of continuing profitability in future years;

•	our intention to review our product return reserve provision monthly and adjust the reserve amounts as actual product return experience continues to develop, and our expectation that a higher sales returns allowance will be recorded in the future for new products that we introduce until such products achieve market acceptance;

•	our expectation of making income tax payments at our statutory rates in future years;

•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold;

•	our expectation that our net income and operating expenses in future periods will vary largely in connection with the level of our advertising, research and development, and legal expenses;

•	our expectation that research and development spending will be between 4-6% of net sales for 2006 and in subsequent years;

•	our expectation that earnings in future periods will be significantly impacted by the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;

•	our belief that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months;

•	our expectation regarding reimbursement for legal expense from our insurance carriers;

•	our having no plans to directly manufacture and store our products;

•	our expectation of investing $4 million to build new swab manufacturing equipment;

•	our anticipation that initial sales and shipments of the Zicam Rapid Melts +C and Zicam Cough Melts will begin in the third quarter of 2006;

•	our expectation that our manufacturers will have produced inventory available for sales of products through the 2006-2007 cough and cold season;

•	our expectation of achieving a 70% gross margin in the future;

•	our belief that the new insurance program is adequate; and

•	our belief that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank. At no time during 2005 or the first three months of fiscal 2006 did we have any outstanding balance against this line of credit. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.
          As of March 31, 2006 and December 31, 2005, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal 2005 or the period ended March 31, 2006) or commodity price risk.
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
Item 1A. Risk Factors
     Information regarding risk factors appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statements Regarding Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and under “Risk Factors”, in Part I — Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2005. There are have been no material changes from the risk factors previously disclosed in Item 1A of our Report on Form 10-K.
Item 6. Exhibits

Exhibit No.	Title

3.01	Articles of Incorporation and Amendments thereto of the registrant (1)

3.02	Bylaws of the registrant (1)

4.01	Rights Agreement dated as of July 22, 2002 by and between the registrant and Corporate Stock Transfer, Inc. (2)

10.01	Form of Change in Control Agreement between Registrant and Registrant’s Executive Officers (3)

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350

*	Filed with this Report on Form 10-Q.

**	Indicates management compensatory contract, plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, filed July 23, 2002, file number 001-31404.

(3)	Incorporated by reference to the Registrant’s Report on Form 10-K, filed March 13, 2006, file number 001-31404.

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

/s/ Carl J. Johnson

Carl J. Johnson President and Chief Executive Officer

/s/ William J. Hemelt

William J. Hemelt Executive Vice President, Chief Financial Officer, & Treasurer
May 5, 2006

EXHIBIT INDEX

Exhibit No.	Title

3.01	Articles of Incorporation and Amendments thereto of the registrant (1)

3.02	Bylaws of the registrant (1)

4.01	Rights Agreement dated as of July 22, 2002 by and between the registrant and Corporate Stock Transfer, Inc. (2)

10.01	Form of Change in Control Agreement between Registrant and Registrant’s Executive Officers (3)

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350

*	Filed with this Report on Form 10-Q.

**	Indicates management compensatory contract, plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, filed July 23, 2002, file number 001-31404.

(3)	Incorporated by reference to the Registrant’s Report on Form 10-K, filed March 13, 2006, file number 001-31404.