Form 10-Q
period 2006-06-30
MATRIXX INITIATIVES INC
filed 2006-08-08
CIK 1006195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
     There were 9,856,106 shares of the registrant’s common stock, $.001 par value, outstanding as of July 31, 2006.

MATRIXX INITIATIVES, INC.
FORM 10-Q
INDEX

			Page
PART I	FINANCIAL INFORMATION

	Item 1.	Condensed Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005	1

		Condensed Consolidated Statements of Income for the three months ended June 30, 2006 and 2005 (Unaudited)	3

		Condensed Consolidated Statements of Income for the six months ended June 30, 2006 and 2005 (Unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 (Unaudited)	5

		Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

	Item 4.	Controls and Procedures	24

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	25

	Item 1A.	Risk Factors	25

	Item 4.	Submission of Matters to a Vote of Security Holders	25

	Item 6.	Exhibits	25

SIGNATURES			27
EX-10.01
EX-10.02
EX-10.03
EX-31.1
EX-31.2
EX-32.1
EX-32.2
Unless otherwise indicated in this quarterly report, “Matrixx,” “us,” “we,” “our”, “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006	December 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$7,618,010	$12,266,671
Accounts receivable:
Trade, net allowance for doubtful accounts of $368,508 and $642,915	4,171,987	28,719,382
Other receivable	1,237,455	1,234,886
Insurance receivable	4,094,400	4,800,000
Inventories	15,878,879	8,803,135
Prepaid expenses	1,813,947	837,877
Interest receivable	25,830	124,533
Income tax receivable	2,225,547	—
Deferred tax asset	7,797,299	7,797,299

Total Current Assets	44,863,354	64,583,783

Property and Equipment, at cost:
Office furniture and computer equipment	1,291,202	1,248,427
Machine tooling and manufacturing equipment	991,835	616,645
Leasehold improvements	257,909	178,757

	2,540,946	2,043,829
Less accumulated depreciation	(1,083,023)	(803,479)

Net Property and Equipment	1,457,923	1,240,350

Other Assets:
Deposits	2,565,703	1,008,309
Other assets	57,963	57,963
Restricted cash	500,000	5,000,000
Debt issuance costs, net of accumulated amortization of $24,353 and $29,166	30,668	46,262
Deferred tax asset	14,984	—
Patents, net of accumulated amortization of $348,462 and $283,437	1,786,058	1,774,235
Goodwill	15,039,836	15,039,836

Total Other Assets	19,995,212	22,926,605

Total Assets	$66,316,489	$88,750,738

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2006	December 31, 2005

Current Liabilities:
Accounts payable	$5,982,030	$8,741,651
Accrued expenses	4,244,794	7,774,871
Sales commissions	175,007	2,600,467
Sales returns and allowances	2,161,842	3,880,552
Legal liability	1,210,000	13,245,000
Accrued taxes	—	882,611

Total Current Liabilities	13,773,673	37,125,152

Deferred tax liability	3,515,951	3,515,951

Total Liabilities	17,289,624	40,641,103

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,856,106 and 9,599,529 issued and outstanding	9,856	9,599
Additional paid in capital	47,197,426	43,433,364
Unearned compensation	(1,086,052)	—
Retained earnings	3,301,939	5,062,976

	49,423,169	48,505,939

Less common stock held in treasury, at cost (53,800 and 53,800 shares)	(396,304)	(396,304)

Total Stockholders’ Equity	49,026,865	48,109,635

Total Liabilities and Stockholders’ Equity	$66,316,489	$88,750,738

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,
	2006	2005

Net sales	$8,206,133	$6,254,669
Cost of sales	2,404,707	1,684,820

Gross Profit	5,801,426	4,569,849

Selling, general and administrative expenses	7,578,412	4,529,521
Research and development	1,863,189	965,571

Loss From Operations	(3,640,175)	(925,243)

Other Income (Expense):
Interest and other income	134,808	125,258
Interest expense	—	—

Total Other Income	134,808	125,258

Loss Before Provision For Income Taxes	(3,505,367)	(799,985)

Benefit from income taxes	(1,647,570)	(295,342)

Net Loss	$(1,857,797)	$(504,643)

Net Loss Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,658,471	9,481,685
Net Loss Per Share of Common Stock	$(0.19)	$(0.05)

Diluted:
Weighted Average Number of Common Shares Outstanding	9,658,471	9,481,685
Net Loss Per Share of Common Stock	$(0.19)	$(0.05)
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six months ended June 30,
	2006	2005

Net sales	$25,882,092	$21,236,259
Cost of sales	8,269,918	5,922,254

Gross Profit	17,612,174	15,314,005

Selling, general and administrative expenses	18,270,919	13,353,035
Research and development	2,990,035	1,465,132

Income (Loss) From Operations	(3,648,780)	495,838

Other Income (Expense):
Interest and other income	308,719	186,413
Interest expense	—	—

Total Other Income	308,719	186,413

Income (Loss) Before Provision For Income Taxes	(3,340,061)	682,251

Provision (benefit) for income taxes	(1,579,024)	291,336

Net Income (Loss)	$(1,761,037)	$390,915

Net Income (Loss) Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,612,473	9,481,799
Net Income (Loss) Per Share of Common Stock	$(0.18)	$0.04

Diluted:
Weighted Average Number of Common Shares Outstanding	9,612,473	9,671,265
Net Income (Loss) Per Share of Common Stock	$(0.18)	$0.04
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2006	2005

Cash Flows From Operating Activities:
Net income (loss)	$(1,761,037)	$390,915
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	279,544	129,925
Amortization	65,025	33,540
Amortization of debt issuance costs	24,975	6,250
Deferred income taxes	(14,984)	(268,356)
Common stock issued for compensation	1,129,190	380,384
Changes in assets and liabilities:
Accounts receivable	25,250,426	7,659,290
Interest receivable	98,703	12,644
Income tax receivable	(2,225,547)	—
Inventories	(7,075,744)	(95,791)
Prepaid expenses and other	(976,070)	(212,035)
Accounts payable	(2,759,621)	(2,235,601)
Accrued expenses	(6,838,148)	(4,330,826)
Legal liability	(12,035,000)	—
Sales returns and allowances	(1,718,710)	(388,006)

Net Cash Provided (Used) By Operating Activities	(8,556,998)	1,082,333

Cash Flows From Investing Activities:
Capital expenditures	(573,965)	(75,927)
Restricted cash	4,500,000	—
Deposits and other	(1,557,394)	(270,112)

Net Cash Provided (Used) By Investing Activities	2,368,641	(346,039)

Cash Flows From Financing Activities:
Debt issuance costs	(9,381)	—
Issuance of common stock	1,549,077	—

Net Cash Provided By Financing Activities	1,539,696	—

Net Increase (Decrease) in Cash and Cash Equivalents	(4,648,661)	736,294

Cash and Cash Equivalents at Beginning of Period	12,266,671	12,694,486

Cash and Cash Equivalents at End of Period	$7,618,010	$13,430,780

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	1,544,117	500,054
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     1. Financial Statements
     The accompanying balance sheet as of December 31, 2005, which has been derived from audited financial statements, and the unaudited interim condensed financial statements of Matrixx Initiatives, Inc. have been prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, do not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, that are necessary so as to make the interim information not misleading, have been made. All references made in this Report to “Note” or “Notes” will refer to these Notes to the Condensed Consolidated Financial Statements. Results of operations for the six months ended June 30, 2006 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2006. The products we market are seasonal in nature, and sales at retail generally increase as the incidence of colds and flu rises. We record sales when products are shipped from our warehouse facilities. Due to the seasonal nature of the Company’s business, second quarter sales generally account for less than 10% of annual sales and the Company has historically recorded a loss in the second quarter. During the third quarter, the Company usually realizes increased sales volume as retailers stock our products and order displays to prepare for the upcoming cough and cold season. Retail consumption of our products is highest during the cough and cold season, which usually runs from October through March. It is recommended that this financial information be read in conjunction with the complete financial statements included in Matrixx’s Annual Report on Form 10-K for the year ended December 31, 2005 previously filed with the Securities and Exchange Commission.
     2. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires the Company to measure the cost of services received in exchange for equity instruments based on the grant-date fair value of the award and that cost will be recognized to expense over the requisite service or vesting period. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such equity instruments. The Company uses the Black-Scholes option-pricing model in valuing such equity instruments. Upon adoption, the Company transitioned to SFAS 123R using the Modified Prospective Application (MPA) transition method, whereby compensation cost is recognized for new awards and awards modified after the effective date, and to that portion of outstanding awards for which part or all of the requisite service will be rendered on or after the effective date, with prior periods’ stock-based compensation for option plan activity still presented on a pro forma basis. As a result of the adoption of SFAS 123R, the Company recognized pre-tax charges of $49,920 as compensation expense, approximately $30,000 after tax, in the second quarter of 2006 related to unvested options as of January 1, 2006. For the first six months of 2006, the Company recognized pre-tax charges of $104,887 and net earnings after income taxes were reduced by approximately $63,000, and there was an immaterial impact to earnings per share. The Company is expecting to recognize additional pre-tax charges of $45,913 during 2006 in association with the non-vested stock options. These charges will not affect the Company’s cash position. The Company anticipates future option grants will be minimal and has a preference for granting restricted stock awards in the future.
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

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS No. 123 for the periods indicated:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income (loss) applicable to common shareholders, as reported	$(504,643)	$390,915
Add stock-based employee compensation expense included in net earnings, net of tax	—	—
Less stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	72,725	1,452,163

Proforma net income (loss)	$(577,368)	$(1,061,248)

Net income (loss) per share of common stock:
Basic:
As reported	$(0.05)	$0.04
Pro forma	$(0.06)	$(0.11)
Diluted
As reported	$(0.05)	$0.04
Pro forma	$(0.06)	$(0.11)
During the quarter ended June 30, 2006, 1,124 shares of restricted stock were issued to directors, in lieu of cash, under the Director Restricted Stock Purchase Program for second quarter director compensation. The Company has granted restricted stock to officers and directors as part of their overall compensation plan. Compensation expense is based on the fair value of the shares on the date of their grant, and is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense recognized in the second quarter, for restricted stock awards previously granted, was approximately $63,200 after tax. During the first six months of 2006, the Company recognized approximately $67,500, after tax, for compensation expense related to restricted stock awards. Also, during the quarter ended June 30, 2006, 37,500 options were exercised at an average cost of $7.81 per share. For the six months ended June 30, 2006, 155,265 options were exercised at an average cost of $9.98. No options were granted during the second quarter of 2006.
     3. Basic and Diluted Earnings Per Share
     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive securities. The Company’s stock options, warrants and restricted stock are included using the “treasury stock” method.
     The table below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2006 and 2005. Options to purchase 785,684 and 947,746 shares of common stock for the three months ended June 30, 2006 and

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2005, and 828,594 and 335,015 shares of common stock for the six months ended June 30, 2006 and 2005, respectively, were not included in the computation of diluted income (loss) per share because their effect would be anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss) applicable to common shareholders	$(1,857,797)	$(504,643)	$(1,761,037)	$390,915

Weighted average common shares outstanding — Basic	9,658,471	9,481,685	9,612,473	9,481,799
Dilutive Securities	—	—	—	189,466

Weighted average common shares outstanding — Diluted	9,658,471	9,481,685	9,612,473	9,671,265

Net income (loss) per common share:
Basic	$(0.19)	$(0.05)	$(0.18)	$0.04
Diluted	$(0.19)	$(0.05)	$(0.18)	$0.04
      4. Inventories
     Inventories are stated at the lower of cost or market. The Company uses first-in, first-out (FIFO) to value inventory. Inventories consisted of the following at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
Raw materials and packaging	$4,684,068	$3,520,013
Finished goods	11,559,289	5,829,699
Less reserve for obsolescence	(364,478)	(546,577)

Total	$15,878,879	$8,803,135

     The increase in inventory relates to our expectations of higher sales in the third and fourth quarters of 2006. We generally employ purchasing practices to meet future sales expectations. Additionally, we began to smooth our manufacturers’ production throughout the year.
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

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154, as applicable, beginning in fiscal 2006. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.
     In July, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006. The interpretation applies to tax positions within the scope of SFAS No. 109, Accounting for Income Taxes. Interpretation 48 is a two-step process for recognition and evaluation of tax positions. It requires the Company to assess whether a tax position is “more-likely-than-not” to be sustained and then to determine the amount of the tax position to be recognized in the financial statements. The Company will implement Interpretation No. 48 at the beginning of its next fiscal year (January 1, 2007). The Company has not determined the impact of this interpretation.
     6. Insurance Program
     In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. Under the program, we agreed to reimburse our insurer for its claims administration expenses and for amounts paid out by it in settlement of product liability claims filed after the initial date of the program and which are not covered by insurance programs from prior years. The terms of the program required us to maintain an irrevocable, evergreen letter of credit issued by a bank or other financial institution to secure our reimbursement obligations to our insurer. We had a $5.0 million letter of credit with Comerica Bank and had reserved an equal amount of cash to secure repayments of amounts that become due under the letter of credit. The $5.0 million reserve was classified as Restricted Cash on the December 31, 2005 condensed consolidated balance sheet and was invested in an interest-bearing certificate of deposit. The settlement of the consolidated Arizona litigation exhausted this policy. In April 2006, we replaced the self-funded insurance program with a limited traditional insurance program. This new insurance program does not cover lawsuits existing prior to April 2006, and only applies to any new claims made after the new policy was effective. The new policy requires a $500,000 letter of credit instead of a $5.0 million letter of credit, as was required under the previous policy. The $5.0 million previously classified as Restricted Cash on the balance sheet was released in April 2006, with the commencement of the new insurance program and a new letter of credit for $500,000 was issued with an equal amount of cash reserved, which is shown as restricted cash on the June 30, 2006 balance sheet.
     7. Legal Proceedings
     Litigation
     The Company is involved in various product liability claims and other legal proceedings. The Company’s legal expense for defense of these lawsuits continues to have a significant impact on the results of operations as the Company defends itself against the various claims. Second quarter 2006 legal expense was approximately $2.8 million. In the second quarter of 2005, legal expense was $1.4 million, reduced by reimbursement of approximately $600,000 from our principal insurance carrier, resulting in net legal expense of approximately $819,000. For the six months ended June 30, 2006, legal expense was approximately $4.1 million. In the first six months of 2005, legal expense was $3.5 million, reduced by reimbursement of approximately $1.4 million from our principal insurance carrier, resulting in net legal expense of approximately $2.1 million. We do not expect to recognize reimbursements from our insurance carriers for legal expense incurred in 2006 or any future periods; however, we may receive reimbursement for prior legal expense beyond what has already been recorded.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Among the principal matters pending to which the Company is a party are the following:
     Product Liability Matters
     General. Numerous lawsuits have been filed against us alleging that our Zicam Cold Remedy nasal gel product has caused the permanent loss or diminishment of the sense of smell or smell and taste. As discussed in greater detail below, we believe these allegations are unfounded. Since March 31, 2006, seven new product liability cases have been filed against the Company and five product liability cases have been dismissed or settled for immaterial amounts. The following chart discloses the number of outstanding product liability cases and associated plaintiffs at the indicated dates (for purposes of this chart, each case ceases to be outstanding on the date it is dimissed by the court):

	December 31, 2005	March 31,2006	July 31, 2006
Number of Pending Lawsuits	50	37	36
Number of Plaintiffs	427	67	51
Three of the pending lawsuits were filed as class action lawsuits covering named and unnamed plaintiffs. Various defendants in the lawsuits, including manufacturers and retailers, have received indemnification or other recovery from us for damages related to the lawsuits.
     Settlement of Arizona Consolidated Litigation. On January 19, 2006, we entered into an agreement to settle claims made by approximately 90% of the plaintiffs in all of the Zicam Cold Remedy product liability lawsuits against the Company. This settlement related to the Arizona consolidated litigation, In Re Consolidated Zicam Product Liability Cases, Superior Court of Arizona (Maricopa County). The settlement documents acknowledge that Matrixx has denied and continues to deny any liability to the plaintiffs. Those plaintiffs who were eligible and elected to participate in the settlement program dismissed their claims with prejudice and provided written releases of their claims against the Company in return for their participation. Of the plaintiffs who did not participate in the settlement program, all but seven have dismissed their claims as of July 31, 2006. Matrixx paid $11.9 million to fund awards to be made under the program. In addition, Matrixx paid $100,000 to cover the administration of the program by plaintiffs’ counsel. The Company recognized a charge of approximately $4.3 million (after tax) for the fourth quarter of 2005 to cover the portion of the settlement program costs not expected to be covered by insurance.
     Cases Dismissed or Settled Since March 31, 2006. The following case was dismissed since March 31, 2006: Bourgeious, Deborah vs. Matrixx Initiatives, Inc., et al., filed February 22, 2005, in the United States District Court for the Northern District of Alabama, Middle Division. The following cases were settled for immaterial amounts since March 31, 2006: Flynn, Richard vs. Matrixx Initiatives, Inc., et al., filed May 20, 2005, in the Superior Court of California, County of Orange, settled June 2, 2006; Gillespie, Julie vs. Matrixx Initiatives, Inc., et al., filed December 8, 2004, in the Superior Court of California (Orange County), removed to United States District Court Central District of California (Southern Division), settled June 20, 2006; Horvat, Diane vs. Matrixx Initiatives, Inc., et al., filed February 28, 2005, in the Circuit Court of Cook County, Illinois, County Department, Law Division, settled May 30, 2006; and Swanbeck, Steven vs. Matrixx Initiative, Inc., et al., filed November 18, 2004, in the Superior Court of New Jersey Law Division, Morris County, settled June 9, 2006.
     Cases Filed Since March 31, 2006. The following cases have been filed since March 31, 2006: Kenney, Patricia A. vs. Matrixx Initiatives, Inc., et al., filed July 13, 2005 (but not properly served on the Company until April 27, 2006), in the Superior Court of California, County of Los Angeles; Marva, James vs. Matrixx Initiatives, Inc., et al., filed June 16, 2006, in the Court of Common Pleas of Fayette County, Pennsylvania; Moore, Terry vs. Matrixx Initiative, Inc. and Zicam, LLC, filed June 12, 2006, in the Superior Court of Arizona (Maricopa County), consolidated under In Re Consolidated Zicam Product Liability Cases, Case No. 2004-001338; Otero, Elizabeth v. Matrixx Initiatives, Inc., filed June 21, 2006, in the Second Judicial District Court, County of Bernalillo, State of New Mexico; Rife, Dwight L. and Sally M. vs. Matrixx Initiatives, Inc., et al., filed April 13, 2006, in the U.S. District Court for the Southern District of Ohio; Simms, Charles M. v. Matrixx Initiatives, Inc., et al., filed April 28,

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2006, in the U.S. District Court for the Southern District of Texas, Houston Division; Stark, Wallace v. Matrixx Initiatives, Inc., et al., filed June 5, 2006, in the District Court of Oklahoma County, State of Oklahoma; and Stracco, Rose-Marie and Joseph v. Matrixx Initiatives, Inc., et al., filed June 7, 2006, in the Superior Court of New Jersey Law Division, Morris County.
     As previously disclosed, the Company has been advised that certain plaintiffs’ attorneys collectively represent approximately 100 additional potential claimants for whom they have not yet filed lawsuits. The Company is unable to determine the number of potential claimants, the nature or basis of their purported claims, or when or if the potential claimants will ultimately file one or more lawsuits against the Company.
     Plaintiffs’ law firms may continue to solicit potential claimants, and as a result, additional lawsuits may be filed against us. We cannot predict the outcome of the litigation but we will defend ourselves vigorously. If any liability were to result from one or more of these or future lawsuits, we believe our financial results could be materially impacted. Our financial results also could be materially impacted by the adverse publicity that may result from the lawsuits.
     Company’s Position Regarding the Allegations. We believe the allegations relating to Zicam Cold Remedy are unfounded. Zicam Cold Remedy has been studied in two independent, placebo-control studies. In those studies, there was no statistically significant difference in adverse events between the placebo and non-placebo group, and there was no indication in either group of impairment to the sense of smell. Further, the incidence of smell disorders is reported at 1% to 2% of the population on average, and is very common in those over age 50. Upper respiratory infections are among the most common causes of impairment to sense of smell. Therefore, any product such as Zicam Cold Remedy designed to treat upper respiratory illnesses may be mistakenly associated with distortion of sense of smell. The rate of reported complaints of distortion of the sense of smell associated with Zicam Cold Remedy is well below these national incidence levels.
     We convened a two-day meeting of our Scientific Advisory Board in September 2004 to review the findings of studies initiated in the first quarter of fiscal 2004. The Scientific Advisory Board is comprised of medical doctors and researchers that are independent of the Company. Matrixx provided honorariums for members’ attendance at meetings, travel expenses, and funded grants to design and perform research studies investigating the contention that Zicam Cold Remedy zinc gluconate nasal gel is associated with disorders of smell. Members of the Scientific Advisory Board presented the results of their studies on the epidemiology, anatomy, and physiology of smell disorders. It was the unanimous opinion of the Scientific Advisory Board that the cumulative scientific evidence does not support the contention that Zicam Cold Remedy zinc gluconate nasal gel is associated with disorders of smell. The Scientific Advisory Board has reconvened from time to time to review the findings of ongoing studies.
     Insurance. We have submitted all of the existing lawsuits to our insurance carriers. In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. The settlement of the consolidated Arizona litigation exhausted this insurance program. In April 2006, we replaced the self-funded program with a limited traditional insurance program. This new insurance program does not cover previously existing lawsuits and only applies to any new claims made after it became effective (see Note 6 of the Condensed Consolidated Financial Statements).
     Litigation Reserves. As of December 31, 2005, the Company had established a reserve of $1.3 million for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions, some of which are described below, and was the amount that the Company believed that it could reasonably estimate would be spent to resolve the remaining cases that have been filed. Some of the significant factors that were considered in the establishment of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy and structure in light of the Arizona settlement; and the number of cases that remain pending against the Company. There are events, such as the dismissal of any cases, the outcome of a trial, or rulings on pending evidentiary

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
motions, that may have an impact on the Company’s conclusions as to the adequacy of the reserves for the pending product liability lawsuits. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period. Based on the number of pending and settled cases, the reserve was approximately $1.2 million on June 30, 2006. The Company will continue to review the adequacy of the associated reserves on a quarterly basis.
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
     Federal Trade Commission Letter
     On March 21, 2006, management received a letter from the staff of the Federal Trade Commission’s East Central Region (Cleveland, Ohio office) (the “FTC”) notifying the Company that the FTC is conducting an inquiry into the Company’s advertising and promotional activities for the following products: Zicam® Cold Remedy Nasal Gel; Zicam® Cold Remedy Swabs; Zicam® Cold Remedy Swabs for Kids; Zicam® Cold Remedy RapidMelts; Zicam® Cold Remedy Chewables; and Zicam® Cold Remedy Oral Mist. The purpose of the inquiry is to determine whether the Company engaged in unfair or deceptive acts or practices in violation of the Federal Trade Commission Act. With the permission of the FTC, the Company timely submitted a partial response to the FTC’s request for information. Given the extent of the documents to be produced, the FTC afforded the Company additional time in which to produce the remainder of the documents. The last of the planned submissions, to date, is expected to occur in the beginning of August 2006. The Company intends to continue cooperating with the inquiry. The Company believes that its advertisements and promotional activities are accurate and comply with applicable laws and regulations in all material respects. The Company cannot predict the timeframe within which the FTC will review the requested information or respond to the Company.
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
     Through our 100%-owned subsidiary, Zicam LLC, we are engaged in the development, production and sale of over-the-counter pharmaceutical and healthcare products. Our initial items were the Zicam Cold Remedy nasal gel and Zicam Allergy Relief. In 2002, we introduced five new Zicam nasal gel products, improved package graphics for our entire Zicam product line and engaged a new sales team to represent our products to retailers. In 2003, we began shipping three new Zicam Cold Remedy products (Oral Mist™, Chewables™ and RapidMelts®). In the third quarter of fiscal 2004, we began shipping our six new Zicam Cough Mist™ products (Cough Mist Adult Cherry, Cough Mist Adult Honey Lemon, Cough Mist Adult Plus Decongestant, Cough Mist Adult Night Time, Cough Mist Kids Cherry, and Cough Mist Kids Plus Decongestant). During the third quarter of 2005 the Company began initial shipments of Zicam Cough Mist Max, four new Zicam Cold & Flu relief products (Zicam Cold & Flu Day, Zicam Cold & Flu Nite, Zicam Maximum Strength Flu Day, and Zicam Maximum Strength Flu Nite), and our new Nasal Comfort™ branded products. The Company expects to begin shipping three new Zicam products during the third quarter of 2006. The new items consist of two new Cold Remedy products (Zicam RapidMelts® +Vitamin C and Zicam Chewcaps) and a new cough relief item (Zicam Cough Melts). During 2006, the Company decided to discontinue sales of several items that did not achieve widespread distribution. The discontinued items include three of the cough spray items (Honey-Lemon, Kids Cough, and Kids Cough +D) and the Zicam Nasal Moisturizer gel. We do not believe the discontinuation of these items will have a material affect on our sales.
     The Company’s current products are marketed within the overall $3.5 billion retail cough and cold category. Most of the products we market are seasonal in nature, and sales at retail generally increase as the incidence of colds and flu rises. We record sales when products are shipped from our warehouse facilities. During the third quarter, the Company usually realizes increased sales volume as retailers stock our products and order displays to prepare for the upcoming cough and cold season. Additional sales (re-orders) to retailers are highly dependent upon the incidence of illness within the population. Retail sales of our products are highest during the cough and cold season, which usually runs from October through March. The Company begins extensive advertising campaigns to coincide with the cough and cold season and generally realizes higher advertising expense in the fourth and first quarters of each year. Our products are currently available at all of the major food, drug, and mass merchant retailers.
     Certain information is set forth below for our operations, expressed in thousands of dollars and as a percentage of net sales, for the periods indicated:
     Quarterly Results:

	3 Months Ended June 30,				Six Months Ended June 30,
$000s	2006	% NS	2005	% NS	2006	% NS	2005	% NS
Net Sales	$8,206		$6,255		$25,882		$21,236
Marketing	$1,792	22%	$1,668	27%	$8,491	33%	$6,737	32%
Sales	$336	4%	$431	7%	$904	3%	$1,045	5%
General & Administrative	$2,650	32%	$1,611	26%	$4,825	19%	$3,479	16%
Legal	$2,800	34%	$819	13%	$4,051	16%	$2,092	10%

Total Operating Expenses	$7,578	92%	$4,529	73%	$18,271	71%	$13,353	63%

Research & Development	$1,863	23%	$966	15%	$2,990	12%	$1,465	7%

     Net sales for the second quarter of fiscal 2006 increased 31% to approximately $8.2 million compared to approximately $6.3 million for the second quarter of 2005. The growth in second quarter 2006 sales is primarily due to a 25% increase in Cold Remedy sales, as well as a 24% increase in allergy/sinus, compared to the second quarter of 2005. Sales of Flu Relief and Nasal Comfort products, which were not in distribution during the second quarter of 2005, accounted for approximately 5% of net sales and 23% of second quarter net sales growth. Net loss for the second quarter of 2006 was approximately $(1.9) million, compared to a net loss of $(505,000) in the second quarter of 2005. The higher net loss is primarily due to increased research and development expense, as well as higher legal expenses. The Company did not record any reimbursement from insurance carriers for legal expense during the second quarter of 2006, while second quarter 2005 results reflected $600,000 in insurance reimbursements. We do not expect to recognize additional reimbursements from our insurance carriers for legal expenses incurred in future periods (see Note 6).
     Net sales for the six months ended June 30, 2006 increased 22% to approximately $25.9 million compared to approximately $21.2 million for the first six months of 2005. Sales growth for the first six months of 2006, compared to the first six months of 2005, is primarily due to a 22% increase in Cold Remedy sales, as well as a 9% increase in sales of allergy/sinus products. Sales of cough products declined 17% compared to the same period in 2005. Sales of Flu Relief and Nasal Comfort products, which were not in distribution during the first half of 2005, accounted for approximately 7% of net sales and 37% of the net sales growth in the first six months of 2006, compared to the first six months of 2005. Net loss for the six months ended June 30, 2006 was approximately $(1.8) million, compared to net income of $391,000 in the first six months of 2005. The net loss is primarily due to higher net sales being offset by lower gross margins and higher operating expenses associated with research and development, legal, and marketing expenses. The Company did not record any reimbursement from insurance carriers for legal expense during the first six months off 2006, while results for the comparable period in 2005 reflected approximately $1.4 million in insurance reimbursements. We do not expect to recognize additional reimbursements from our insurance carriers for legal expenses incurred in future periods (see Note 6).
     We expect net income (loss) in future periods to be significantly affected by the level of sales, the timing and amount of our advertising, research and development expenses, and the timing and amount of expenses incurred in defense of product liability litigation matters. Expenditures for advertising and research and development will vary by quarter throughout the year and could be significantly different in future periods than the amounts incurred in the same period in earlier years. We expect that advertising expenses will be highest in the fourth and first quarters in conjunction with the cough and cold season. We anticipate quarterly earnings will continue to vary along with the seasonality of sales and the level of marketing and research and development expense. Due to the seasonal nature of the Company’s business, second quarter sales generally account for less than 10% of annual sales and the Company has historically recorded a loss in the second quarter. Generally, sales in the third and fourth quarters account for approximately 75% of our annual sales volume.
     Our Zicam products are sold in the cold (3 nasal delivery products and 3 oral delivery products), allergy/sinus (3 Zicam nasal delivery), cough (5 oral delivery products), and flu (4 oral delivery products) market groups of the overall cough and cold category. Our Nasal Comfort products are generally sold within the space allocated for allergy and sinus products at retail. We believe Nasal Comfort benefits consumers suffering from asthma, allergies, and sinus conditions, as well as active lifestyle individuals concerned about respiratory health. We expect that our mix of products sold will change due to seasonality and varying growth rates within the market groups. For the six months ended June 30, 2006, our mix of products sold (units) was cold (nasal and oral) — 57%, allergy/sinus — 26%, cough — 8%, flu — 8%, and Nasal Comfort — 1% compared to cold — 57%, allergy/sinus — 30%, and cough — 13% for the six months ended June 30, 2005. Our products are currently available at the major food, drug, and mass merchant retailers. Sales of our cough spray products declined in the first half of 2006. The two kids and the adult honey lemon cough products did not realize the market acceptance we expect for our products and we have discontinued distribution of these three products. In addition, we are reformulating several of the cough products to increase the amount of active medicine in each dose and are changing the packaging, which we believe will be more appealing to consumers.
     The Company’s management reviews several key performance indicators.
1)	We compare our year to date sales and net income performance against our stated annual goal for each. For fiscal 2006, our goal is to grow sales 25%-35% over the $90.5 million recorded in 2005. We expect net income growth of 15%-25% above the $7.6 million level realized in 2005, which excludes the impact of an $8.5 million (approximately $5 million net of tax) charge recorded in the fourth quarter of 2005 for settling Arizona product liability litigation and recording a reserve for the remaining product liability lawsuits and tax credits of approximately $477,000. The foregoing is a “non-GAAP financial measure” as defined in Item 10(e) of Regulation S-K of the Exchange Act. We believe our 2005 net income, excluding the settlement, reserve, and tax credits that were recognized in the fourth quarter of 2005, provides investors with a useful indicator of our results that is comparable among periods because it excludes the effects of unusual items that may occur on an irregular basis. Investors should note that this non-GAAP financial measure involves judgments by management, including whether the item is classified as an unusual item. We use similar concepts to measure our performance internally in reports for management.
For the six months ended June 30, 2006, net sales increased 22%, to $25.9 million, and we incurred a net loss of approximately $(1.8) million compared to net sales of $21.2 million and net income of $391,000 for the same period in 2005. Net income (loss) was impacted by increased investment in marketing and research and development, as well as lower gross margins (primarily related to our new flu relief products and increased freight costs). In addition, the Company incurred higher legal expense during the first six months of 2006 and did not record any reimbursement from insurance carriers for legal expense, as it did during the prior year period, where it recorded $1.4 million in such reimbursements (see Note 6). We anticipate shipments of the new products being introduced in 2006, which include Cold Remedy RapidMelts™ + C, Cold Remedy ChewCaps, and Cough Melts, will begin in third quarter of this year. Due to the share growth we have achieved and the introduction of these new items and anticipated cost reductions, we continue to be comfortable with our previous annual guidance, which expects 2006 annual sales to increase 25%-35% over the $90.5 million recorded in 2005. We also expect net income growth of 15%-25% above the $7.6 million level realized in 2005, exclusive of the 2005 litigation settlement and tax credit amounts mentioned in the preceding paragraph.
2)	We monitor our share of the cough and cold market. Year-to-date (for the period ending June 18, 2006), retail sales of our products (as measured by three outlet syndicated scanner data, not including our largest customer, Wal-Mart) increased approximately 13% over the comparable period in the previous year, while sales within the entire cough and cold category decreased approximately 5% over the same period. The increased sales of our products achieved a share of approximately 2.4% of the entire cough and cold market compared to a share of 2.0% in the comparable period in the previous year.

3)	We measure our ability to maintain strong gross margins on our products. We achieved an average gross margin of 71% for the second quarter of 2006, which is below the average gross margin of 73% achieved in the second quarter of 2005 (gross margins on our existing products, exclusive of the flu relief, vary between 60% and 80%). For the first six months of 2006, we achieved an average gross margin of 68%, which is below our goal of 70% and below the 72% gross margin achieved in the first six months of 2005. The decrease in gross margins is primarily attributable to higher start-up costs related to our flu relief products and increased freight costs. We expect to reduce costs on our flu relief products and realize improved gross margins in the near future.

4)	We evaluate our operating performance by reviewing, over time, our ability to decrease administrative and general costs as a percentage of net sales. For the six months ended June 30, 2006, our operating expenses (which exclude research and development expense) were approximately 71% of our net sales compared to 63% for the first half of 2005. Legal expense continues to negatively impact results. For the six months ended June 30, 2006, legal expense was approximately $4.1 million compared to $2.1 million (net of the $1.4 million of insurance reimbursement discussed in Note 7) recognized in the comparable period of 2005. We do not expect to recognize additional reimbursements from our insurance carriers for legal expenses incurred in future periods (see Note 6).

5)	We try to increase the distribution of our products by key national retailers. For the six months ended June 30, 2006, our ten largest retail customers, which are responsible for approximately 70% of our annual sales, carried, on average, 14 of our 23 products, compared to 12 of our 16 products in the second quarter of 2005. We anticipate these customers will carry a higher number of products during the 2006/2007 cold season.

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
     Intangible Assets and Goodwill: We recorded approximately $15.0 million in goodwill in connection with the 40% Zicam, LLC interest acquired from Zensano, Inc. in December 2001. Under SFAS No. 142, goodwill must be tested when a triggering event occurs or at least annually to identify a potential impairment and the amount of any impairment loss. Factors that could affect this analysis would be significant loss of market share, a general decline in Zicam product sales, higher than expected increases in expenses and various other matters. Any change in key assumptions about the business or prospects of Zicam, LLC, or any change in market conditions or other externalities affecting Zicam, LLC, could result in an impairment charge, and such a charge could have a material adverse effect on our financial condition and results of operations. Our annual valuation of goodwill was completed in the third quarter of 2005 and no impairment was identified. We expect the next valuation of goodwill to occur in the third quarter of 2006.
     Income Taxes: In 2005 and the first six months of 2006, we recorded income tax expense based on our estimated effective income tax rate of 40% for the year and will continue to do so in future periods. In 2005, we fully utilized the tax loss carryforward and we expect to incur higher tax payments in 2006 and future years. In the second quarter of 2006, we donated approximately $600,000 of cough mist products to a charity devoted to healthcare in the developing world. We recorded a tax benefit of approximately $480,000 related to this donation, which resulted in an overall effective tax rate (benefit) of (47)%, for the second quarter and first six months of 2006.
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
     Customer Sales Returns and Allowances: The estimate for product returns is based on our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects potential product returns. Our estimate for returns has been consistent with our sales returns experience. For the first six months of 2006, we recorded a returns provision of 3% (for potential returns and allowances) of gross sales for the Zicam products introduced in 2004 or earlier and a returns provision of 7% for the four Zicam Cold & Flu Relief, two Nasal Comfort, and Zicam Cough Mist Max products that began shipping in the third quarter of 2005. During the second quarter of 2006, we reviewed the similarities and differences of the new products relative to the Zicam products for which we now have several years of product return experience. Based on that review we adjusted our returns provision to 3.5% of gross sales for all of our products, including the new items that will begin shipping in the third quarter of 2006. The new returns provision became effective July 1, 2006. We will review the return provision at least quarterly and adjust these reserve amounts as actual product return experience continues to develop. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected.
     Insurance Reimbursements: During 2005 we recorded approximately $6.8 million in expected reimbursement from our insurance carriers. The expected reimbursement relates to $4.8 million for the Arizona litigation settlement and $2.0 million for legal defense costs. We believe these amounts are reasonable based on the terms of the respective policies and the costs incurred to date. As of June 30, 2006, we have received approximately $1.5 million of the expected reimbursement. See Note 6 for additional information regarding our insurance program.

     Legal Contingencies: We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. See Note 7 for information regarding our pending litigation. While we are vigorously defending ourself in these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. We record accruals for such contingencies to the extent that we conclude their occurrence is probable and the related damages are estimable. If a range of liability is probable and estimable and no amount within the range appears to be a better estimate than any other amount within the range, we accrue the minimum of such probable range. Many claims involve highly complex issues relating to causation, label warnings, scientific evidence, actual damages and other matters. Often these issues are subject to substantial uncertainties and, therefore, the probability of loss and an estimation of damages are difficult to ascertain. Consequently, we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for these contingencies. Based on the information available to the Company as of December 31, 2005, the Company established a reserve of $1.3 million for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions, some of which are explained in Note 7, and was the amount that the Company believed that it could reasonably estimate would be spent to resolve the remaining cases that have been filed. We reviewed the adequacy of the reserve at the end of the second quarter of 2006. B based on the number of pending and settled cases, the reserve was approximately $1.2 million as of June 30, 2006. We will continue to review the associated reserve on a quarterly basis.
Results of Operations for the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005
     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2006		2005
Net sales	$8,206,133	100%	$6,254,669	100%
Cost of sales	2,404,707	29	1,684,819	27

Gross profit	5,801,426	71	4,569,850	73
Selling, general and administrative	7,578,412	92	4,529,521	72
Research & development	1,863,189	23	965,571	15

Income (Loss) from operations	(3,640,175)	(44)	(925,242)	(15)
Interest and other income	134,808	2	125,258	2
Interest expense	0	—	0	—

Income (Loss) before income taxes	(3,505,367)	(43)	(799,985)	(13)
Provision for income taxes	(1,647,570)	20	(295,342)	5

Net income (loss)	($1,857,797)	(23)%	($504,643)	(8)%

Net Sales
     Net sales for the three months ended June 30, 2006 were $8.2 million, or 31% above net sales of $6.3 million for the second quarter in 2005. Approximately $446,000 of second quarter net sales is attributable to sales of the new Zicam Flu Relief and Nasal Comfort products introduced in the third quarter of 2005. Sales within all of our product groups increased in the second quarter of 2006 compared to 2005. Sales of Zicam Cold Remedy products increased 25%, while sales of our allergy/sinus and cough products increased 24% and 21%, respectively.
Cost of Sales
     For the second quarter of 2006, our cost of sales increased approximately $720,000, or 42% over the cost of sales for the second quarter of 2005. The increase was primarily due to the higher number of units sold, and to a lesser degree, an increased reserve for out-of-date inventory.

Gross Profit
     Gross profit for the three months ended June 30, 2006 grew 27% to approximately $5.8 million, compared to gross profit of approximately $4.6 million for the same period in 2005. The higher gross profit is essentially due to the increase in sales, partially offset by the lower average gross margin percentage. The gross margins achieved during the quarter decreased to 71% from 73% in the second quarter of 2005. The decrease in gross margins was primarily due to an increase in the inventory reserve related to several items, including the three cough spray products that are being discontinued. Gross margin has also been affected by the cost of our flu relief products. Changes to the manufacturing of the flu products are currently underway and we expect margin improvement on these items to be realized in the first quarter of 2007. Exclusive of our flu products, gross margins on our existing products vary between approximately 60% and 80%. Gross margin will continue to be affected by the relative mix of products sold and changes in product costs that may occur.
Selling, General & Administrative
     Selling, general and administrative (SG&A) expense for the second quarter of 2006 increased to approximately $7.6 million from approximately $4.5 million in the second quarter of 2005. Legal expense for the second quarter of 2006 was $2.8 million. Legal expense for the second quarter of 2005 consisted of $1.4 million reduced by $600,000 for reimbursement of legal expenditures from the Company’s principal insurance carrier, resulting in approximately $819,000 in net legal expense. Approximately $350,000 of the increase in 2006 is related to responding to the previously discussed FTC inquiry. We do not expect to record any reimbursements for legal expense in 2006, or any future periods, in connection with our existing product liability litigation (see Note 6).
     The higher operating expense is due to an increase of approximately $600,000 in expense related to the charitable donation of cough mist products, which resulted in a tax benefit of approximately $480,000. Also contributing to the higher operating expense in the second quarter of 2006 compared to the second quarter of 2005 were increases in marketing expense of $124,000, and higher labor expense of approximately $258,000 due to an increase in our number of employees (26 employees on June 30, 2006, versus 22 on June 30, 2005).
     We expect expenses in future periods will vary largely in relation to the level of our advertising and legal expenditures. Advertising expense is heaviest in the first and fourth quarters. We anticipate that we will continue to incur approximately $1.5 million in legal expense each quarter as a result of the Zicam Cold Remedy product liability matters in which we are engaged (see Note 7).
Research and Development
     Research and development expense was $1.9 million in the second quarter of 2006, approximately $900,000 higher than the level incurred in the second quarter of 2005. We expect to invest 4% — 6% of 2006 annual net sales on research and development efforts. The increased research and development spending reflects the scale-up costs related to new products and our goal of continuing to expand the business by developing products in the oral care, antacid, and analgesic categories. We expect the level of research and development spending will be lower in the second half of 2006.
Interest & Other Income
     Interest and other income was approximately $135,000 in the second quarter of 2006 versus approximately $125,000 in the second quarter of 2005. Interest income, in future periods, will vary based on our level of cash and changes in interest rates.
Income (Loss) Before Income Taxes
     The loss before income tax for the three months ended June 30, 2006 was approximately $(3.5) million, compared to approximately $(800,000) for the second quarter of 2005. The increased loss is primarily due to increased sales being offset by lower gross margins and increased research and development costs, as well as higher legal expense and the cost related to the charitable donation of cough products. We expect that net income in future periods will be significantly impacted by the sales levels of our products (including new products to be introduced in 2006), product introductions in new categories, and annual changes in our advertising, research and development, and legal expenses. We anticipate quarterly earnings will continue to vary along with the seasonality of sales.

Income Tax Expense (Benefit)
     We recorded income tax expense at our combined estimated effective tax rate of 40%. Due to the operating loss recorded in the second quarter of 2006, we recognized an income tax benefit of approximately $1.6 million compared to a benefit of approximately $295,000 in the second quarter of 2005. Approximately $480,000 of the second quarter 2006 benefit is related to the charitable donation of approximately $600,000 in cough products, which resulted in an overall effective tax rate (benefit) of (47)%, for the second quarter of 2006.
Net Income (Loss)
     Net loss was approximately $(1.9) million in the second quarter of 2006 compared to a net loss of approximately $(505,000) in the second quarter of 2005.
Results of Operations for the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005
     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Six Months Ended June 30,
	2006		2005
Net sales	$25,882,092	100%	$21,236,259	100%
Cost of sales	8,269,918	32	5,922,254	28

Gross profit	17,612,174	68	15,314,005	72
Selling, general and administrative	18,270,919	71	13,353,035	63
Research & development	2,990,035	12	1,465,133	7

Income (Loss) from operations	(3,648,781)	(14)	495,838	2
Interest and other income	308,719	1	186,413	1
Interest expense	0	—	0	—

Income (Loss) before income taxes	(3,340,061)	(13)	682,251	3
Provision for income taxes	(1,579,024)	6	291,336	1

Net income (loss)	($1,761,037)	(7)%	$390,915	2%

Net Sales
     Net sales for the six months ended June 30, 2006 were $25.9 million, or 22% above net sales of $21.2 million for the first six months in 2005. Approximately 37% of the increase in net sales, or $1.7 million, is attributable to sales of the new Zicam Flu Relief and Nasal Comfort products introduced in the third quarter of 2005. Sales of Zicam Cold Remedy, principally our oral delivery products, increased 22%. Sales of our allergy/sinus products increased 9%, while sales of our cough products declined 17% in the first six months of 2006 compared to the prior year. We are planning to make changes to the cough products, as previously discussed, which we believe will result in increased consumer acceptance. We believe the sales increase of Zicam products is primarily due to marketing efforts during the cold season and greater brand awareness.
Cost of Sales
     For the six months of 2006, our cost of sales increased approximately $2.3 million, or 40% over the cost of sales in the first six months in 2005. The increase is primarily due to the higher number of units sold and the higher costs of our flu relief products sold during the second quarter of this year.
Gross Profit
     Gross profit for the six months ended June 30, 2006 grew 15% to approximately $17.6 million, compared to gross profit of approximately $15.3 million for the same period in 2005. The higher gross profit is essentially due to the increase in sales, partially offset by the lower average gross margin percentage. The gross margins achieved during the first six months of 2006 decreased to 68% from 72% in the first six months of 2005. The decrease in gross margins for the six month period was primarily due to higher unit costs for our flu products introduced in the third quarter of 2005 and, to a lesser degree, higher freight and spoilage costs. Changes to the manufacturing of the flu products are currently underway and we expect margin improvement on these items to be realized in the near future. Exclusive of our flu products, gross margins on our existing products vary between approximately 60% and 80%. Gross margin will continue to be affected by the relative mix of products sold and changes in product costs that may occur.
Selling, General and Administrative
     Selling, general & administrative expense for the first six months of 2006 increased to approximately $18.3 million from approximately $13.4 million in the first six months of 2005. Legal expense for the first half of 2006 increased to $4.1 million. Legal expense for the first half of 2005 consisted of $3.5 million reduced by $1.4 million for reimbursement of legal expenditures from the Company’s principal insurance carrier, resulting in $2.1 million in net legal expense. Approximately $350,000 of the increase in 2006 is related to the FTC inquiry (see Note 7). We do not expect to record any reimbursements for legal expense in 2006, or any future periods, in connection with our existing product liability litigation (see Note 6).
     Also contributing to the higher operating expense in the first six months of 2006, compared to the first six months of 2005, were an increase of approximately $1.8 million for advertising expense (approximately $6.7 million in the first six months of 2006 compared to approximately $4.9 million during the same period in 2005); $600,000 in expense related to the charitable donation of cough mist products; increases in quality control expense of approximately $167,000; and higher labor expense of approximately $336,000 due to an increase in our number of employees (26 employees on June 30, 2006, versus 22 on June 30, 2005).
     We expect expenses in future periods will vary largely in relation to the level of our advertising and legal expenditures. Advertising expense is heaviest in the first and fourth quarters. We anticipate that we will continue to incur approximately $1.5 million in legal expense each quarter as a result of the Zicam Cold Remedy product liability matters in which we are engaged (see Note 7).
Research and Development
     Research and development expense was $3.0 million in the first six months of 2006, approximately $1.5 million above the level incurred in the comparable period in 2005. The increased research and development spending reflects our goal of continuing to expand the Zicam franchise and developing products in the oral care, antacid, and analgesic categories. We expect to invest 4% - 6% of 2006 annual net sales on research and development efforts.
Interest & Other Income
     Interest and other income was approximately $309,000 for the six months ended June 30, 2006 versus approximately $186,000 in the first half of 2005. The increase in interest income is due to higher interest rates. Interest income, in future periods, will vary based on our level of cash and changes in interest rates.
Income (Loss) Before Income Taxes
     The loss before income tax for the six months ended June 30, 2006, was approximately $(3.3) million, versus income before tax of approximately $682,000 for the first half of 2005. The decrease is due to increased sales and interest income being offset by lower gross margins and increased marketing, research and development, and legal expense, and the absence of reimbursement of legal expenses from our insurance carriers (see Note 6). We expect that net income in future periods will be significantly impacted by the sales levels of our products (including the three new products to be introduced in the third quarter of 2006), product introductions in new categories, and annual changes in our advertising, research and development, and legal expenses. We anticipate quarterly earnings will continue to vary along with the seasonality of sales.
Income Tax Expense (Benefit)
     We recorded income tax expense (benefit) at our combined estimated effective tax rate of 40%. Due to the operating loss recorded in the first six months of 2006, we recognized an income tax benefit of approximately $1.6 million compared to income tax expense of approximately $291,000 in the first six months of 2005. Approximately $480,000 of the benefit is related to the charitable donation (in the second quarter of 2006) of approximately $600,000 in cough products, which resulted in an overall effective tax rate (benefit) of (47)%, for the first six months of 2006.

Net Income (Loss)
     We recorded a net loss of approximately $(1.8) million in the first half of 2006 compared to net income in the first six months of 2005 of approximately $391,000.
Liquidity and Capital Resources
     Our working capital increased to $31.1 million as of June 30, 2006 from $27.5 million as of December 31, 2005, an increase of approximately $3.6 million. During the first six months of 2006, we experienced a decrease in available cash of approximately $4.6 million, primarily due to the Arizona litigation settlement described in the following paragraph.
     On January 19, 2006, Matrixx entered into an agreement to settle claims made by most of the plaintiffs in the Arizona consolidated litigation against the Company. Matrixx paid $11.9 million to fund awards to be made under the settlement agreement and the Company paid $100,000 to cover the administration of the program by plaintiffs’ counsel (see Note 7). We expect approximately 40% of the total $12 million settlement program cost will be covered by insurance, which we believe is reasonable based on the terms of the respective policies. We continue to work with our insurance carriers to receive reimbursement and we expect to receive substantial reimbursements during the third quarter of 2006 related to this settlement.
     During the first six months of 2006 receivables decreased by over $25 million as prior sales were converted to cash. These cash inflows were offset by the $12 million that was paid in the first quarter to fund the Arizona litigation settlement, increases in inventory to meet higher anticipated sales levels and smooth our manufacturing requirements over the year, and decreases in accounts payable and accrued expenses. The Company’s principal source of liquidity is cash generated from sales of our products to retailers and distributors. The majority of sales are given 30 day credit terms; however, payment terms are occasionally extended, as retailers begin to increase inventory of our products prior to the onset of the cough and cold season. The Company records an estimated allowance for potentially uncollectible accounts, which is reviewed on a monthly basis. We believe our allowance as of June 30, 2006 is adequate.
     The change in accounts receivable, inventory, accounts payable and accrued expenses largely reflects the increase in the Company’s business and reflects the seasonal nature of the Company’s business. Our working capital requirements fluctuate with the seasonality of our sales and are generally highest in the third quarter. The Company records the bulk of its sales, which is reflected in higher accounts receivable, in the third, fourth and first quarters; generally builds inventory during the second through fourth quarter periods; and advertises its products, which is the largest component of accrued expenses, in the fourth and first quarters. Although affected by the build-up of inventory, accounts payable and accrued expenses are more significantly affected by advertising spending, which largely occurs in the fourth and first quarters. Occasionally, the Company provides deposits and prepayments to our manufacturers to improve and increase manufacturing capabilities for our products.
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
     Historically, the Company has had very low capital expenditures since we rely on contract manufacturers to produce our products. However, during 2005, the Company acquired equipment and intellectual property related to the dry handle swab product from Viridian Packaging Solutions, LLC, for $1.1 million. Additionally, the Company is having new equipment built in order to produce swabs utilizing the acquired intellectual property; we expect to spend approximately $4 million during 2006 to complete the new automated production line. Through June 2006, we have paid approximately $2 million, of the anticipated $4 million, to build the new line. We may seek to finance the new line once it has been completed. We expect the new line will be owned by the Company but will be managed and run by a contract manufacturer.
     See Note 6 for a discussion of our insurance program.
     We have a $4.0 million credit facility with Comerica Bank that was renewed until July, 2007. The interest rate under the new credit facility is 0.25% above prime (or 8.5% at June 30, 2006), which represents a reduction from the previous rate of 0.75% above prime. In July 2006, we borrowed $4 million under the facility to support our working capital requirements in the third quarter of 2006. We anticipate repaying the debt in the fourth quarter of 2006. We are in compliance with the earnings and financial covenants contained in the credit facility. We believe that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months.
Contractual Obligations
     We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations
	(In thousands of dollars)
	Payments due by Period as of June 30, 2006
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	761	272	304	185	0
Purchase Obligations	12,187	12,187	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$12,948	$12,459	$304	$185	$0

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Forward Looking Statements
     This Report on Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:
•	our belief that the reserve for litigation losses will be sufficient to resolve the remaining cases;

•	our expectations regarding 2006 net sales increasing 25%-35% over the $90.5 million recorded in 2005 and net income increasing 15%-25% above the $7.6 million level realized in 2005, which excludes the impact of an $8.5 million for settling Arizona product liability litigation and recording a reserve for the remaining product liability lawsuits and tax credits of approximately $477,000;

•	our belief that Cough products will achieve higher consumer acceptance in the future;

•	our belief that new advertising approaches and public relations efforts will continue to build brand awareness;

•	our anticipation that we will continue to incur approximately $1.5 million in legal expense each quarter as a result of the Zicam Cold Remedy product liability litigation in which we are engaged;

•	our intention to vigorously defend the Zicam Cold Remedy product liability and securities litigation claims, our expectation that additional product liability lawsuits may be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;

•	our expectation that the trend of growth in sales in future periods will continue as we expand consumer awareness and acceptance of our entire Zicam brand of products, increase distribution, introduce new products, and avoid additional adverse publicity;

•	our expectation regarding future net income, our belief that expenditures for advertising and research and development will vary by quarter throughout the year, and our expectation that advertising expenses will be heaviest in our first and fourth fiscal quarters;

•	our expectation of the effect of recently issued accounting standards;

•	our expectation that our mix of products sold will change due to seasonality and varying growth rates within our three market categories;

•	our expectation of our 10 largest retailers adding new products;

•	our expectation of continuing profitability in future years;

•	our intention to review our product return reserve provision at least quarterly and adjust the reserve amounts as actual product return experience continues to develop;

•	our expectation of making income tax payments at our statutory rates in future years;

•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold;

•	our expectation that our net income and operating expenses in future periods will vary largely in connection with the level of our advertising, research and development, and legal expenses;

•	our expectation that research and development spending will be between 4-6% of net sales for 2006 and in subsequent years;

•	our expectation that earnings in future periods will be significantly impacted by the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;

•	our belief that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months;

•	our expectation regarding reimbursement for legal expense from our insurance carriers;

•	our having no plans to directly manufacture and store our products;

•	our expectation of paying $4 million to build new swab manufacturing equipment and our expectation that the new equipment will begin producing products in the fourth quarter of 2006;

•	our expectation of financing the new swab manufacturing equipment;

•	our expectation that we will repay the $4 million borrowed from our credit facility by the end of 2006;

•	our anticipation that initial sales and shipments of the Zicam Rapid Melts +C, Zicam ChewCaps, and Zicam Cough Melts will begin in the third quarter of 2006;

•	our expectation that our manufacturers will have produced inventory available for sales of products through the 2006-2007 cough and cold season;

•	our expectation of achieving increased gross margin in the future;

•	our intention to conduct additional clinical studies and consumer research regarding our oral care product concept; and

•	our belief that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.
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
     Statements in this Report on Form 10-Q, including those set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and under the subheading “Risk Factors,” describe factors that could contribute to or cause actual results to differ materially from our expectations. Other such factors include (a) the severity of the next cold season; (b) the possibility that future sales of our products will not be as strong as expected; (c) the possibility that supply issues may impact future sales of our products; (d) the possibility that our products may face increased competition or negative publicity; (e) the potential impact of current and future product liability litigation; (f) regulatory issues or public relations challenges; (g) the possibility of delays or other difficulties in implementing new product improvements and introducing to the marketplace new products and brands; and (h) the possibility that expenses, including legal expenses, product reserves, and expenses associated with adverse litigation outcomes and the pending FTC inquiry, may exceed budgeted amounts.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank. At no time during 2005 or the first six months of fiscal 2006 did we have any outstanding balance against this line of credit. In July 2006, we borrowed $4 million against our credit facility with Comerica Bank. The primary purpose for the borrowing was to provide additional liquidity as we built inventory for expected increases in sales during the second half of 2006. We anticipate repaying the debt in the fourth quarter of 2006. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future. We generally extend payment terms for customers during the third quarter as customers purchase new products and build inventory for the upcoming cough and cold season.
     As of June 30, 2006 and December 31, 2005, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal 2005 or the six month period ended June 30, 2006) or commodity price risk.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in this report and our 2005 Annual Report on Form 10-K, which could materially affect the business, financial condition or future results of the Company. The risks described in the 2005 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition and/or operating results of the Company
Item 4. Submission of Matters to a Vote of Security Holders
     At our 2006 annual meeting of stockholders held on May 11, 2006, our stockholders elected John M. Clayton, PhD., Samuel C. Cowley, Edward E. Faber, and L. White Matthews, III to our Board of Directors for terms of one or three years each. There were present at the meeting, in person or by proxy, stockholders of the Company who were holders of record on the record date, of 8,704,589 shares of common stock, or 88.67% of the total shares of the outstanding common stock of the Company, which constituted a quorum. Of the 9,816,482 shares entitled to vote in such election, the votes cast were as follows:

Director	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
John M. Clayton PhD.	8,636,719	67,870	0	0
Samuel C. Cowley	8,636,819	67,770	0	0
Edward E. Faber	8,636,719	67,870	0	0
L. White Matthews, III	8,614,248	90,341	0	0
     At the time, the Company’s five other directors Lori H. Bush, William C. Egan, Carl J. Johnson, Edward J. Walsh, and Michael A. Zeher were not scheduled for election and will continue as members of the board.
     Additionally, stockholders ratified the appointment of Mayer Hoffman McCann P.C. as the independent registered public accounting firm of Matrixx Initiatives, Inc. for the fiscal yeard ending December 31, 2006. Of the 9,816,482 shares entitled to vote, the votes cast were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
8,689,769	4,732	10,087	0

Item 6. Exhibits

Exhibit No.	Title
3.01	Articles of Incorporation and Amendments thereto of the registrant (1)

3.02	Bylaws of the registrant (2)

4.01	Rights Agreement dated as of July 22, 2002 by and between the registrant and Corporate Stock Transfer, Inc. (3)

10.01	** *Summary of Matrixx Initiatives, Inc. Director Restricted Stock Purchase Program

10.02	** *Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Form of Restricted Stock Program Agreement (Time Vesting)

10.03	** *Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Form of Restricted Stock Program Agreement (Time and Performance Vesting)

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350

*	Filed with this Report on Form 10-Q.

**	Indicates management compensatory contract, plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

(2)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed July 25, 2006, file number 001-31404.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, filed July 23, 2002, file number 001-31404.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrixx Initiatives, Inc.
/s/ Carl J. Johnson
Carl J. Johnson
President and Chief Executive Officer

/s/ William J. Hemelt
William J. Hemelt
Executive Vice President, Chief Financial Officer, & Treasurer

August 7, 2006

Index to Exhibits

Exhibit No.	Title
3.01	Articles of Incorporation and Amendments thereto of the registrant (1)

3.02	Bylaws of the registrant (2)

4.01	Rights Agreement dated as of July 22, 2002 by and between the registrant and Corporate Stock Transfer, Inc. (3)

10.01	** *Summary of Matrixx Initiatives, Inc. Director Restricted Stock Purchase Program

10.02	** *Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Form of Restricted Stock Program Agreement (Time Vesting)

10.03	** *Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Form of Restricted Stock Program Agreement (Time and Performance Vesting)

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350

*	Filed with this Report on Form 10-Q.

**	Indicates management compensatory contract, plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

(2)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed July 25, 2006, file number 001-31404.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, filed July 23, 2002, file number 001-31404.