Form 10-K/A
period 2005-12-31
MATRIXX INITIATIVES INC
filed 2006-08-25
CIK 1006195

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not to be contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. )See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).

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
     As of March 9, 2006, 9,814,629 shares of the Registrant’s Common Stock were outstanding.

PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
EX-23.1
EX-31.1
EX-31.2

Explanatory Note
Matrixx Initiatives, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”) solely for the purpose of correcting the Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.1 to the 2005 Form 10-K. That consent inadvertently omitted one of the Company’s Registration Statements, No. 333-128274 on Form S-8 and inadvertently included Registration Statement Nos. 333-91679 and 333-30194 on Form S-3.
The Company has attached to this Amendment No. 1 a corrected Consent of Independent Registered Public Accounting Firm, as well as certifications executed as of the date of this Form 10-K/A by the Chief Executive Officer and Chief Financial Officer as required by Sections 302 of the Sarbanes-Oxley Act of 2002, which are attached as exhibits 23.1, 31.1 and 31.2 to Part IV of this Form 10-K/A.
Except as described above, no other changes have been made to the Form 10-K and this Amendment No. 1 does not amend, update or change any other information contained in the Form 10-K. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 13, 2006. Accordingly, this Amendment No.1 should be read in conjunction with the Company’s filings made with the Securities Exchange Commission subsequent to the filing of the Form 10-K, including any amendments to those filings.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)
*   *   *
(b) The following Exhibits are hereby filed as part of this Annual Report on Form 10-K/A (Amendment No. 1):

EXHIBIT NO.	DESCRIPTION

23.1	Consent of Mayer Hoffman McCann P.C., independent registered public accounting firm

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on August 23, 2006.

MATRIXX INITIATIVES, INC.

By:	/s/ Carl J. Johnson

Carl J. Johnson
President and Chief Executive Officer
          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward E. Faber	Chairman of the Board of Directors	August 23, 2006
Edward E. Faber

Signature	Title	Date
/s/ Carl Johnson	President, Chief Executive Officer and Director	August 23, 2006
Carl J. Johnson

/s/ William C. Egan	Director	August 23, 2006
William C. Egan

/s/ Edward J. Walsh	Director	August 23, 2006
Edward J. Walsh

/s/ L. White Matthews, III	Director	August 23, 2006
L. White Matthews, III

/s/ Michael A. Zeher	Director	August 23, 2006
Michael A. Zeher

/s/ Samuel C. Cowley	Director	August 23, 2006
Samuel C. Cowley

/s/ John M. Clayton	Director	August 23, 2006
John M. Clayton

/s/ Lori Bush	Director	August 23, 2006
Lori Bush

/s/ William J. Hemelt William J. Hemelt	Executive Vice President, Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer), and Treasurer	August 23, 2006
EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

23.1	Consent of Mayer Hoffman McCann P.C., independent registered public accounting firm

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002