Form 10-Q
period 2006-09-30
MATRIXX INITIATIVES INC
filed 2006-11-08
CIK 1006195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐      NO ☑
There were 9,873,806 shares of the registrant’s common stock, $.001 par value, outstanding as of October 20, 2006.

MATRIXX INITIATIVES, INC.
FORM 10-Q
INDEX

Page
PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005	1

Condensed Consolidated Statements of Income for the three months ended September 30, 2006 and 2005 (Unaudited)	3

Condensed Consolidated Statements of Income for the nine months ended September 30, 2006 and 2005 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 6. Exhibits	26

SIGNATURES	27
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2
Unless otherwise indicated in this quarterly report, “Matrixx,” “us,” “we,” “our”, “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2006	December 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$5,828,489	$12,266,671
Accounts receivable:
Trade, net allowance for doubtful accounts of $402,425 and $642,915	26,877,031	28,719,382
Other receivable	1,041,206	1,234,886
Insurance receivable	1,402,967	4,800,000
Inventories	19,420,161	8,803,135
Prepaid expenses	1,657,100	837,877
Interest receivable	27,699	124,533
Income tax receivable	1,167,257	—
Deferred tax asset	3,116,277	7,797,299

Total Current Assets	60,538,187	64,583,783

Property and Equipment, at cost:
Office furniture and computer equipment	1,321,040	1,248,427
Machine tooling and manufacturing equipment	992,815	616,645
Leasehold improvements	303,021	178,757

	2,616,876	2,043,829
Less accumulated depreciation	(1,231,006)	(803,479)

Net Property and Equipment	1,385,870	1,240,350

Other Assets:
Deposits	3,688,671	1,008,309
Other assets	57,963	57,963
Restricted cash	500,000	5,000,000
Debt issuance costs, net of accumulated amortization of $32,396 and $29,166	22,835	46,262
Deferred tax asset	14,984	—
Patents, net of accumulated amortization of $380,975 and $283,437	1,757,142	1,774,235
Goodwill	15,039,836	15,039,836

Total Other Assets	21,081,431	22,926,605

Total Assets	$83,005,488	$88,750,738

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	September 30, 2006	December 31, 2005

Current Liabilities:
Accounts payable	$11,672,038	$8,741,651
Accrued expenses	4,447,043	7,774,871
Sales commissions	1,006,536	2,600,467
Sales returns and allowances	2,145,667	3,880,552
Legal liability	1,186,500	13,245,000
Short term debt	4,000,000	—
Accrued taxes	—	882,611

Total Current Liabilities	24,457,784	37,125,152

Deferred tax liability	2,208,093	3,515,951

Total Liabilities	26,665,877	40,641,103

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,857,106 and 9,599,529 issued and outstanding	9,857	9,599
Additional paid in capital	47,240,477	43,433,364
Unearned compensation	(966,728)	—
Retained earnings	10,452,309	5,062,976

	56,735,915	48,505,939

Less common stock held in treasury, at cost (53,800 and 53,800 shares)	(396,304)	(396,304)

Total Stockholders’ Equity	56,339,611	48,109,635

Total Liabilities and Stockholders’ Equity	$83,005,488	$88,750,738

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,
	2006	2005

Net sales	$34,121,356	$25,202,624
Cost of sales	11,153,910	8,153,578

Gross Profit	22,967,446	17,049,046

Selling, general and administrative expenses	9,909,790	7,007,818
Research and development	1,149,479	784,087

Income From Operations	11,908,177	9,257,141

Other Income (Expense):
Interest and other income	76,636	114,514
Interest expense	(64,222)	—

Total Other Income	12,414	114,514

Income Before Provision For Income Taxes	11,920,591	9,371,655

Provision for income taxes	4,770,221	3,731,740

Net Income	$7,150,370	$5,639,915

Net Income Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,671,264	9,483,174
Net Income Per Share of Common Stock	$0.74	$0.59

Diluted:
Weighted Average Number of Common Shares Outstanding	9,971,383	9,696,344
Net Income Per Share of Common Stock	$0.72	$0.58
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine months ended September 30,
	2006	2005

Net sales	$60,003,448	$46,438,883
Cost of sales	19,423,828	14,075,832

Gross Profit	40,579,620	32,363,051

Selling, general and administrative expenses	28,180,709	20,360,853
Research and development	4,139,514	2,249,219

Income From Operations	8,259,397	9,752,979

Other Income (Expense):
Interest and other income	385,355	300,927
Interest expense	(64,222)	—

Total Other Income	321,133	300,927

Income Before Provision For Income Taxes	8,580,530	10,053,906

Provision for income taxes	3,191,197	4,023,076

Net Income	$5,389,333	$6,030,830

Net Income Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,632,285	9,482,262
Net Income Per Share of Common Stock	$0.56	$0.64

Diluted:
Weighted Average Number of Common Shares Outstanding	9,978,170	9,702,307
Net Income Per Share of Common Stock	$0.54	$0.62
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2006	2005

Cash Flows From Operating Activities:
Net income	$5,389,333	$6,030,830
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	427,527	199,116
Amortization	97,538	50,310
Amortization of debt issuance costs	32,808	14,202
Deferred income taxes	3,358,180	3,460,683
Common stock issued for compensation	1,291,566	506,884
Changes in assets and liabilities:
Accounts receivable	5,433,064	(9,634,488)
Interest receivable	96,834	(13,615)
Income tax receivable	(1,167,257)	—
Inventories	(10,617,026)	(3,332,462)
Prepaid expenses and other	(819,223)	(34,758)
Accounts payable	2,930,387	(878,614)
Accrued expenses	(5,804,370)	(1,933,278)
Legal liability	(12,058,500)	—
Sales returns and allowances	(1,734,885)	575,828

Net Cash (Used) By Operating Activities	(13,144,024)	(4,989,362)

Cash Flows From Investing Activities:
Capital expenditures	(653,492)	(101,331)
Restricted cash	4,500,000	—
Deposits and other	(2,680,362)	(285,664)

Net Cash Provided (Used) By Investing Activities	1,166,146	(386,995)

Cash Flows From Financing Activities:
Debt issuance costs	(9,381)	(25,447)
Proceeds from borrowing	4,000,000	—
Issuance of common stock	1,549,077	43,064

Net Cash Provided By Financing Activities	5,539,696	17,617

Net (Decrease) in Cash and Cash Equivalents	(6,438,182)	(5,358,740)

Cash and Cash Equivalents at Beginning of Period	12,266,671	12,694,486

Cash and Cash Equivalents at End of Period	$5,828,489	$7,335,746

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$35,889	$—
Income taxes	1,882,885	653,954
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     1. Financial Statements
     The accompanying balance sheet as of December 31, 2005, which has been derived from audited financial statements, and the unaudited interim condensed financial statements of Matrixx Initiatives, Inc. have been prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, do not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, that are necessary so as to make the interim information not misleading, have been made. All references made in this Report to “Note” or “Notes” refer to these Notes to the Condensed Consolidated Financial Statements. Results of operations for the nine months ended September 30, 2006 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2006. The products we market are seasonal in nature, and sales at retail generally increase as the incidence of colds and flu rises. We record sales when products are shipped from our warehouse facilities. Due to the seasonal nature of the Company’s business, second quarter sales generally account for less than 10% of annual sales and the Company has historically recorded a loss in the second quarter. During the third quarter, the Company usually realizes increased sales volume as retailers stock our products and order displays to prepare for the upcoming cough and cold season. Retail consumption of our products is highest during the cough and cold season, which usually runs from October through March. It is recommended that this financial information be read in conjunction with the complete financial statements included in Matrixx’s Annual Report on Form 10-K for the year ended December 31, 2005 previously filed with the Securities and Exchange Commission.
     2. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the Company to measure the cost of services received in exchange for equity instruments based on the grant-date fair value of the award and that cost will be recognized to expense over the requisite service or vesting period. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such equity instruments. The Company uses the Black-Scholes option-pricing model in valuing such equity instruments. Upon adoption, the Company transitioned to SFAS No. 123R using the Modified Prospective Application (MPA) transition method, whereby compensation cost is recognized for new awards and awards modified after the effective date, and to that portion of outstanding awards for which part or all of the requisite service will be rendered on or after the effective date, with prior periods’ stock-based compensation for option plan activity still presented on a pro forma basis. As a result of the adoption of SFAS No. 123R, the Company recognized pre-tax charges of $27,828 as compensation expense, approximately $17,000 after tax, in the third quarter of 2006 related to unvested options as of January 1, 2006. For the first nine months of 2006, the Company recognized pre-tax charges of $132,715 and net earnings after income taxes were reduced by approximately $80,000, and there was an immaterial impact to earnings per share. The Company is expecting to recognize additional pre-tax charges of $18,085 during 2006 in association with the non-vested stock options. These charges will not affect the Company’s cash position. The Company anticipates future option grants will be minimal and has a preference for granting restricted stock awards in the future.
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

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS No. 123 for the periods indicated:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income applicable to common shareholders, as reported	$5,639,915	$6,030,830
Add stock-based employee compensation expense included in net earnings, net of tax	—	—
Less stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	52,306	1,504,469

Proforma net income	$5,587,609	$4,526,362

Net income per share of common stock:
Basic:
As reported	$0.59	$0.64
Pro forma	$0.59	$0.48
Diluted
As reported	$0.58	$0.62
Pro forma	$0.58	$0.47
The Company has granted restricted stock to officers and directors as part of their overall compensation plan. Compensation expense is based on the fair value of the shares on the date of their grant (as determined by the closing stock price on the grant date), and is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense recognized in the third quarter, for restricted stock awards previously granted, was approximately $135,000 or $80,700 after tax. During the first nine months of 2006, the Company recognized approximately $326,000, or $195,800 after tax, for compensation expense related to restricted stock awards. Also, during the quarter ended September 30, 2006, 1,000 shares of restricted stock were issued to two directors, in lieu of cash, under the Directors Restricted Stock Purchase Program for third quarter director compensation. No options were exercised during the quarter ended September 30, 2006. For the nine months ended September 30, 2006, 155,265 options were exercised at an average cost of $9.98. No options have been granted during 2006.
     3. Basic and Diluted Earnings Per Share
     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share”, which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive securities. The Company’s stock options, warrants and restricted stock are included using the “treasury stock” method.
     The table below summarizes the elements included in the calculation of basic and diluted net income per common share for the three and nine months ended September 30, 2006 and 2005. Options, warrants and other incremental shares to purchase 243,458 and 265,675 shares of common stock for the three months ended September 30, 2006 and

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2005, and 275,675 shares of common stock for the nine months ended September 30, 2005, respectively, were not included in the computation of diluted income (loss) per share because their effect would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income applicable to common shareholders	$7,150,370	$5,639,915	$5,389,333	$6,030,830

Weighted average common shares outstanding — Basic	9,671,264	9,483,174	9,632,285	9,482,262
Dilutive Securities:
Options	200,661	145,003	251,418	155,877
Restricted Stock	99,458	68,167	94,467	64,168

Weighted average common shares outstanding — Diluted	9,971,383	9,696,344	9,978,170	9,702,307

Net income per common share:
Basic	$0.74	$0.59	$0.56	$0.64
Diluted	$0.72	$0.58	$0.54	$0.62
     4. Inventories
     Inventories are stated at the lower of cost or market. The Company uses first-in, first-out (FIFO) to value inventory. Inventories consisted of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
Raw materials and packaging	$5,644,663	$3,520,013
Finished goods	13,996,468	5,829,699
Less reserve for obsolescence	(220,970)	(546,577)

Total	$19,420,161	$8,803,135

     The increase in inventory relates to our expectations of higher sales in the fourth quarter of 2006. We generally employ purchasing practices to meet future sales expectations. Additionally, in early 2006, we began leveling our manufacturers scheduled production in order to ensure adequate supply during our highest sales periods.
5. Recently Issued Accounting Standards
    See Note 2 for a discussion of stock-based compensation accounting standards that became effective January 1, 2006.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006. The interpretation applies to tax positions within the scope of SFAS No. 109, Accounting for Income Taxes. Interpretation 48 is a two-step process for recognition and evaluation of tax positions. It requires the Company to assess whether a tax position is “more-likely-than-not” to be sustained and then to determine the amount of the tax position to be recognized in the financial statements. The Company will implement Interpretation No. 48 at the beginning of its next fiscal year (January 1, 2007). The Company has not determined the impact of this interpretation.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), effective for fiscal years beginning after November 15, 2007. SFAS 157 provides guidance on how to measure assets and liabilities that use fair value, and expands disclosure about fair value measurement. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. We will adopt SFAS 157 in the first quarter of 2008 and have begun the process of evaluating the expected impact of SFAS 157 on our Consolidated Financial Statements. However, we are not yet in a position to assess the full impact and related disclosure.
6. Insurance Program
     In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. Under the program, we agreed to reimburse our insurer for its claims administration expenses and for amounts paid out by it in settlement of product liability claims filed after the initial date of the program and which are not covered by insurance programs from prior years. The terms of the program required us to maintain an irrevocable, evergreen letter of credit issued by a bank or other financial institution to secure our reimbursement obligations to our insurer. We had a $5.0 million letter of credit with Comerica Bank and had reserved an equal amount of cash to secure repayments of amounts that become due under the letter of credit. The $5.0 million reserve was classified as Restricted Cash on the December 31, 2005 condensed consolidated balance sheet and was invested in an interest-bearing certificate of deposit. The settlement of the consolidated Arizona litigation in January of 2006 exhausted this policy. In April 2006, we replaced the self-funded insurance program with a limited traditional insurance program. This new insurance program does not cover lawsuits existing prior to April 2006, and only applies to any new claims made after the new policy was effective. The new policy requires a $500,000 letter of credit instead of a $5.0 million letter of credit, as was required under the previous policy. The $5.0 million previously classified as Restricted Cash on the balance sheet was released in April 2006, with the commencement of the new insurance program and a new letter of credit for $500,000 was issued with an equal amount of cash reserved, which is shown as restricted cash on the September 30, 2006 condensed consolidated balance sheet.
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
     Among the principal matters pending to which the Company is a party are the following:
     Product Liability Matters
     General. Numerous lawsuits have been filed against us alleging that our Zicam Cold Remedy nasal gel product has caused the permanent loss or diminishment of the sense of smell or smell and taste. As discussed in greater detail below, we believe these allegations are unfounded. The Company is incurring significant legal expense for defense of these lawsuits. Litigation expense for defense of the product liability lawsuits was approximately $1.6 million in the third quarter of 2006. In the third quarter of 2005, legal defense expense was $1.8 million, reduced by

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
reimbursement of approximately $300,000 from our principal insurance carrier, resulting in net legal expense of approximately $1.5 million. For the nine months ended September 30, 2006, litigation expense was approximately $4.8 million. In the first nine months of 2005, litigation expense was $4.7 million, reduced by reimbursement of approximately $1.7 million from our principal insurance carrier, resulting in net legal expense of approximately $3.0 million. We do not expect to recognize reimbursements from our insurance carriers for legal expense incurred in 2006 or any future periods.
     Since June 30, 2006, three new product liability cases have been filed against the Company and five product liability cases have been dismissed. The following chart discloses the number of outstanding product liability cases and associated plaintiffs at the indicated dates:

	December 31, 2005	June 30, 2006	October 20, 2006
Number of Pending Lawsuits	50	37	36
Number of Plaintiffs	427	52	51
Three of the pending lawsuits were filed as class action lawsuits covering named and unnamed plaintiffs. Various defendants in the lawsuits, including manufacturers and retailers, have received indemnification or other recovery from us for damages related to the lawsuits.
     Settlement of Arizona Consolidated Litigation. On January 19, 2006, we entered into an agreement to settle claims made by approximately 90% of the plaintiffs in all of the Zicam Cold Remedy product liability lawsuits against the Company. This settlement related to the Arizona consolidated litigation, In Re Consolidated Zicam Product Liability Cases, Superior Court of Arizona (Maricopa County). The settlement documents acknowledge that Matrixx has denied and continues to deny any liability to the plaintiffs. Those plaintiffs who were eligible and elected to participate in the settlement program dismissed their claims with prejudice and provided written releases of their claims against the Company in return for their participation. Of the plaintiffs who did not participate in the settlement program, all but seven have dismissed their claims as of October 20, 2006. Matrixx paid $11.9 million to fund awards to be made under the settlement program. In addition, Matrixx paid $100,000 to cover the administration of the settlement program by plaintiffs’ counsel. The Company recognized a charge of approximately $4.3 million (after tax) in the fourth quarter of 2005 to cover the portion of the settlement program costs not expected to be covered by insurance.
     Cases Dismissed Since June 30, 2006. The following cases have been dismissed since June 30, 2006, either as a result of settlement or otherwise: Hurst, Janet vs. Matrixx Initiatives, Inc., et al., filed May 13, 2005, in the United States District Court, Central District of California, Santa Ana, dismissed on July 27, 2006; Lesher, David vs. Matrixx Initiatives, Inc., et al., filed November 1, 2005 in the U.S. District Court, Northern District of Alabama, Middle Division, dismissed on August 31, 2006; Orlansky, Robin vs. Matrixx Initiatives, Inc., et al., filed February 9, 2005, in the Superior Court of California (San Diego County), dismissed September 18, 2006; Kenney, Patricia A. vs. Matrixx Initiatives, Inc., et al., filed July 13, 2005 in the Superior Court of California, County of Los Angeles, dismissed on August 30, 2006, and Sutherland, Janie vs. Matrixx Initiatives, Inc., et al., filed December 18, 2003, in the Circuit Court of Etowah, Alabama, removed to United States District Court for the Northern District of Alabama, Middle Division, dismissed on November 7, 2006.
     Cases Filed Since June 30, 2006. The following cases have been filed since June 30, 2006: Bruno, Angelo vs. Matrixx Initiatives, Inc., et al., filed July 7, 2006, in the Superior Court of the State of California, County of San Diego, Case No. 868821; Sawyer, Robert vs. Matrixx Initiatives, Inc., et al., filed July 18, 2006 in the Supreme Court of the State of New York, County of Wayne, Case No. 59802; and Stanley, Carlie vs. Matrixx Initiatives, Inc., et al., filed August 30, 2006 in Los Angeles Superior Court, Case No. BC 357807.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company has been advised that certain plaintiffs’ attorneys collectively represent approximately 200 additional potential claimants for whom they have not yet filed lawsuits. The Company is in the process of determining the number of potential claimants, the nature or basis of their purported claims, and when or if the potential claimants will ultimately file one or more lawsuits against the Company.
     Plaintiffs’ law firms may continue to solicit potential claimants and, as a result, additional lawsuits may be filed against us. We cannot predict the outcome of the litigation but we will defend ourselves vigorously. If any liability were to result from one or more of these or future lawsuits, we believe our financial results could be materially impacted. Our financial results also could be materially impacted by the adverse publicity that may result from the lawsuits.
     Company’s Position Regarding the Allegations. We believe the allegations relating to Zicam Cold Remedy are unfounded. Zicam Cold Remedy has been studied in two independent, placebo-control clinical studies. In those studies, there was no statistically significant difference in adverse events between the placebo and non-placebo groups, and there was no indication in either group of impairment to the sense of smell. Further, the incidence of smell disorders is reported at 1% to 2% of the population on average, and is very common in those over age 50. Upper respiratory infections are among the most common causes of impairment to sense of smell. Therefore, any product such as Zicam Cold Remedy designed to treat upper respiratory illnesses may be mistakenly associated with distortion of sense of smell. The rate of reported complaints of distortion of the sense of smell associated with Zicam Cold Remedy is well below these national incidence levels.
     We convened a two-day meeting of our Scientific Advisory Board in September 2004 to review the findings of studies initiated in the first quarter of fiscal 2004. The Scientific Advisory Board is comprised of medical doctors and researchers who are independent of the Company. Matrixx provided honorariums for members’ attendance at meetings, travel expenses, and funded grants to design and perform research studies investigating the contention that Zicam Cold Remedy zinc gluconate nasal gel is associated with disorders of smell. Members of the Scientific Advisory Board presented the results of their studies on the epidemiology, anatomy, and physiology of smell disorders. It was the unanimous opinion of the Scientific Advisory Board that the cumulative scientific evidence does not support the contention that Zicam Cold Remedy zinc gluconate nasal gel is causally associated with disorders of smell. The Scientific Advisory Board may reconvene from time to time to review any new studies that may be initiated or published.
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
     Litigation Reserves. As of December 31, 2005, the Company had established a reserve of $1.3 million for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions, some of which are described below, and was the amount that the Company believed that it could reasonably estimate would be spent to resolve the remaining cases that have been filed. Some of the significant factors that were considered in the establishment of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy and structure in light of the Arizona settlement; and the number of cases that remain pending against the Company. There are events, such as the dismissal of any cases, the outcome of a trial, or rulings on pending evidentiary motions, that may have an impact on the Company’s conclusions as to the adequacy of the reserves for the pending product liability lawsuits. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period. Based on the number of pending and settled cases, the reserve was approximately $1.2 million on September 30, 2006. The Company will continue to review the adequacy of the associated reserves on a quarterly basis.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     Federal Trade Commission Inquiry
     On March 21, 2006, management received a letter from the staff of the Federal Trade Commission’s East Central Region (Cleveland, Ohio office) (the “FTC”), as supplemented by a letter dated October 16, 2006, notifying the Company that the FTC is conducting an inquiry into the Company’s advertising and promotional activities for the following products: Zicam® Cold Remedy Nasal Gel; Zicam Cold Remedy Swabs; Zicam Cold Remedy Swabs for Kids; Zicam Cold Remedy RapidMelts; Zicam Cold Remedy Chewables; Zicam Cold Remedy Oral Mist; and Zicam Allergy Relief. The purpose of the inquiry is to determine whether the Company engaged in unfair or deceptive acts or practices in violation of the Federal Trade Commission Act. The Company has largely responded to the FTC’s request for information relating to the referenced Cold Remedy Products and is in the process of gathering requested information relating to Zicam Allergy Relief (which became part of the FTC inquiry for the first time via the October 16 letter). For the nine months ended September 30, 2006, the Company has spent approximately $500,000 to compile the requested information and respond to this inquiry. The Company intends to continue cooperating with the inquiry. The Company believes that its advertisements and promotional activities are accurate and comply with applicable laws and regulations in all material respects. The Company cannot predict the timeframe within which the FTC will review the requested information or respond to the Company.
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
     Through our 100%-owned subsidiary, Zicam LLC, we are engaged in the development, production and sale of over-the-counter pharmaceutical and healthcare products. Our initial items were the Zicam Cold Remedy nasal gel and Zicam Allergy Relief. In 2002, we introduced five new Zicam nasal gel products, improved package graphics for our entire Zicam product line and engaged a new sales team to represent our products to retailers. In 2003, we began shipping three new Zicam Cold Remedy products (Oral Mist™, Chewables™ and RapidMelts®). In the third quarter of fiscal 2004, we began shipping our six new Zicam Cough Mist™ products (Cough Mist Adult Cherry, Cough Mist Adult Honey Lemon, Cough Mist Adult Plus Decongestant, Cough Mist Adult Night Time, Cough Mist Kids Cherry, and Cough Mist Kids Plus Decongestant). During the third quarter of 2005, the Company began initial shipments of Zicam Cough Mist Max, four new Zicam Cold & Flu relief products (Zicam Cold & Flu Day, Zicam Cold & Flu Nite, Zicam Maximum Strength Flu Day, and Zicam Maximum Strength Flu Nite), and our new Nasal Comfort™ branded products. The Company began shipping three new Zicam products during the third quarter of 2006. The new items consist of two new Cold Remedy products (Zicam RapidMelts® +Vitamin C and Zicam Chewcaps) and a new cough relief item (Zicam Cough Melts). In early 2006, the Company decided to discontinue sales of several items that did not achieve widespread distribution. The discontinued items include three of the cough spray items (Honey-Lemon, Kids Cough, and Kids Cough +D) and the Zicam Nasal Moisturizer gel. We do not believe the discontinuation of these items will have a material affect on our sales.
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
     Certain information is set forth below for our operations, expressed in thousands of dollars and as a percentage of net sales, for the periods indicated:
     Quarterly Results:

	3 Months Ended September 30,				Nine Months Ended September 30,
$000s	2006	% NS	2005	% NS	2006	% NS	2005	% NS
Net Sales	$34,121		$25,203		$60,003		$46,439
Marketing	$4,136	12%	$1,981	8%	$12,627	21%	$8,718	19%
Sales	$1,272	4%	$1,233	5%	$2,176	4%	$2,278	5%
General & Administrative	$2,902	8%	$2,294	9%	$8,560	14%	$6,343	14%
Product Liability Litigation	$1,600	5%	$1,500	6%	$4,817	8%	$3,022	7%

Total Operating Expenses	$9,910	29%	$7,008	28%	$28,180	47%	$20,361	44%

Research & Development	$1,149	3%	$784	3%	$4,140	7%	$2,249	5%

     Net sales for the third quarter of fiscal 2006 increased 35% to approximately $34.1 million compared to approximately $25.2 million for the third quarter of 2005. The growth in third quarter 2006 sales is primarily due to an 83% increase in Cold Remedy sales, as well as a 19% increase in allergy/sinus, compared to the third quarter of 2005. Sales of cough products increased approximately 32% during the third quarter of 2006, principally due to initial shipments of the new Zicam Cough Melts. We experienced a 20% decline in sales of flu products; however, we expect to realize higher sales of these products as the flu season develops. Nasal Comfort products, which accounted for approximately 9% of net sales in the third quarter of 2005, were below our expectations. Additionally, due to expected returns of Nasal Comfort products by several retailers, we recorded an additional $750,000 to our returns allowance during the third quarter of 2006.
     Net income for the third quarter of 2006 was approximately $7.2 million, compared to net income of $5.6 million in the third quarter of 2005. The higher net income is due to increased net sales, partially offset by lower gross margins, increased research and development expense, as well as higher marketing expenses. During the third quarter of 2006, the Company recorded approximately $1.6 million for litigation expense related to the product liability lawsuits compared to $1.5 million during the third quarter of 2005, which reflected $300,000 in insurance reimbursements. We do not expect to recognize additional reimbursements from our insurance carrier for legal expenses incurred in future periods (see Note 6).
     Net sales for the nine months ended September 30, 2006 increased 29% to approximately $60.0 million compared to approximately $46.4 million for the first nine months of 2005. Sales growth for the first nine months of 2006, compared to the first nine months of 2005, is primarily due to a 54% increase in Cold Remedy sales, a 12% increase in sales of allergy/sinus products, and an increase in cough products of 7% compared to the same period in 2005. Sales of Cold & Flu Relief, which were not in distribution during the first half of 2005, accounted for approximately 7% of year-to-date net sales in 2006. Net income for the nine months ended September 30, 2006 was approximately $5.4 million, compared to net income of $6.0 million in the first nine months of 2005. The lower year-to-date net income, compared to the prior year, is primarily due to higher marketing and research and development expense (in total and as a percentage of net sales) incurred during the first nine months of 2006. Additionally, net income for the nine months ended September 30, 2006 was impacted by approximately $4.8 million for litigation expense related to the product liability lawsuits compared to $3.0 million during the comparable period of 2005. The Company did not record any reimbursement from insurance carriers for legal expense during the first nine months of 2006, while results for the comparable period in 2005 reflected approximately $1.7 million in insurance reimbursements. We do not expect to recognize additional reimbursements from our insurance carrier for legal expenses incurred in future periods (see Note 6).
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
     Our Zicam products are sold in the cold (3 nasal delivery products and 5 oral delivery products), allergy/sinus (3 Zicam nasal delivery), cough (5 oral delivery products), and flu (4 oral delivery products) market groups of the overall cough and cold category. Our Nasal Comfort products are generally sold within the space allocated for allergy and sinus products at retail. We believe Nasal Comfort benefits consumers suffering from asthma, allergies, and sinus conditions, as well as active lifestyle individuals concerned about respiratory health. We expect that our mix of products sold will change due to seasonality and varying growth rates within the market groups. For the nine months ended September 30, 2006, our mix of products sold (units) was cold (nasal and oral) — 62%, allergy/sinus — 19%, cough — 9%, flu — 9%, and Nasal Comfort — 1% compared to cold — 52%, allergy/sinus — 22%, cough — 12%, flu — 10%, and Nasal Comfort — 4% for the nine months ended September 30, 2005. Our products are currently available at all major food, drug, and mass merchant retailers. Sales of our cough spray products declined in the first nine months of 2006; however, we expect sales of our overall cough line to improve with the introduction of our Cough Melts product. Our two kids and the adult honey lemon cough products did not realize the market acceptance we expect for our products and we have discontinued distribution of these three products. In addition, we are reformulating several of the cough products to increase the amount of active medicine in each dose and are changing the packaging, which we believe will be more appealing to consumers.

The Company’s management reviews several key performance indicators.
1)	We compare our year to date sales and net income performance against our stated annual goal for each. For fiscal 2006, our goal is to grow sales 25%-35% over the $90.5 million recorded in 2005. We expect net income growth of 15%-25% above the $7.6 million level realized in 2005, which excludes the impact of an $8.5 million (approximately $5 million net of tax) charge recorded in the fourth quarter of 2005 for settling Arizona product liability litigation and recording a reserve for the remaining product liability lawsuits and recording of tax credits of approximately $477,000 in the fourth quarter of 2005. The foregoing is a “non-GAAP financial measure” as defined in Item 10(e) of Regulation S-K of the Exchange Act. We believe our 2005 net income, excluding the settlement, reserve, and tax credits that were recognized in the fourth quarter of 2005, provides investors with a useful indicator of our results that is comparable among periods because it excludes the effects of unusual items that may occur on an irregular basis. Investors should note that this non-GAAP financial measure involves judgments by management, including whether the item is classified as an unusual item. We use similar concepts to measure our performance internally in reports for management.

For the nine months ended September 30, 2006, net sales increased 29%, to $60.0 million, and we recorded net income of approximately $5.4 million compared to net sales of $46.4 million and net income of $6.0 million for the same period in 2005. Net income was impacted by increased investment in marketing and research and development, as well as lower gross margins (primarily related to our new flu relief products and a third quarter adjustment to the returns allowance for Nasal Comfort products). In addition, the Company incurred higher legal expense during the first nine months of 2006 and did not record any reimbursement from insurance carriers for legal expense, as it did during the prior year period, when it recorded $1.7 million in such reimbursements (see Note 6). We began shipments of our new products, which include Cold Remedy RapidMelts + C, Cold Remedy ChewCaps, and Cough Melts. Due to the share growth we have achieved and the introduction of these new items and anticipated cost reductions, we expect to achieve our previously announced annual guidance of 2006 annual sales increasing 25%-35% over the $90.5 million recorded in 2005. We also expect net income growth of 15%-25% above the $7.6 million level realized in 2005, exclusive of the 2005 litigation settlement, reserve, and tax credit amounts mentioned in the preceding paragraph.

2)	We monitor our share of the cough and cold market. Year-to-date (for the period ending September 10, 2006), retail sales of our products (as measured by three outlet syndicated scanner data, not including our largest customer, Wal-Mart) increased approximately 15% over the comparable period in the previous year, while sales within the entire cough and cold category decreased approximately 3% over the same period. The increased sales of our products achieved a share of approximately 2.2% of the entire cough and cold market compared to a share of 1.9% in the comparable period in the previous year.

3)	We measure our ability to maintain strong gross margins on our products. We achieved an average gross margin of 67% for the third quarter of 2006, which is below the average gross margin of 68% achieved in the third quarter of 2005 (gross margins on our existing products, exclusive of the cold & flu relief, vary between 60% and 80%). For the first nine months of 2006, we achieved an average gross margin of 68%, which is below our goal of 70% and below the 70% gross margin achieved in the first nine months of 2005. The decrease in gross margins is primarily attributable to the lower gross margins on our cold and flu relief products and the adjustment to increase our returns allowance related to Nasal Comfort products, which was recorded during the third quarter of 2006. We expect to reduce costs on our flu relief products and realize improved gross margins in the near future. Additionally, we expect to realize improved margins (see “Liquidity and Capital Resources” below) on our redesigned swab products when our new automated equipment is fully implemented.

4)	We evaluate our operating performance by reviewing, over time, our ability to decrease administrative and general costs as a percentage of net sales. For the nine months ended September 30, 2006, our operating expenses (which exclude research and development expense) were approximately 47% of our net sales compared to 44% for the first nine months of 2005. Legal expense continues to negatively impact results. For the nine months ended September 30, 2006, legal expense related to product liability litigation was approximately $4.8 million compared to $3.0 million (net of the $1.7 million of insurance reimbursement discussed in Note 7) recognized in the comparable period of 2005. We do not expect to recognize additional reimbursements from our insurance carriers for legal expenses incurred in future periods (see Note 6).
5)	We try to increase the distribution of our products by key national retailers. For the 2006/2007 cold season, our ten largest retail customers (food/drug/mass), which are responsible for approximately 70% of our annual sales, will carry, on average, 15 of our 21 products, compared to 14 of our 23 products during the 2005/2006 cold season.
Critical Accounting Policies and Estimates
     Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
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
     Intangible Assets and Goodwill: We recorded approximately $15.0 million in goodwill in connection with the 40% Zicam, LLC interest acquired from Zensano, Inc. in December 2001. Under SFAS No. 142, goodwill must be tested when a triggering event occurs or at least annually to identify a potential impairment and the amount of any impairment loss. Factors that could affect this analysis would be significant loss of market share, a general decline in Zicam product sales, higher than expected increases in expenses and various other matters. Any change in key assumptions about the business or prospects of Zicam, LLC, or any change in market conditions or other externalities affecting Zicam, LLC, could result in an impairment charge, and such a charge could have a material adverse effect on our financial condition and results of operations. Our annual valuation of goodwill was completed in the third quarter of 2006 and no impairment was identified.
     Income Taxes: In 2005 and the first nine months of 2006, we recorded income tax expense based on our estimated effective income tax rate of 40% for the year and will continue to do so in future periods. In 2005, we fully utilized the tax loss carryforward and we expect to incur higher tax payments in 2006 and future years. In the second quarter of 2006, we donated approximately $600,000 of cough mist products to a charity devoted to healthcare in the developing world. We recorded a tax benefit of approximately $480,000 related to this donation, which resulted in an overall effective tax rate of 37% for the first nine months of 2006.
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
     Customer Sales Returns and Allowances: The estimate for product returns is based on our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects potential product returns. Our estimate for returns has been consistent with our sales returns experience for Zicam products. For the first six months of 2006, we recorded a returns provision of 3% (for potential returns and allowances) of gross sales for the Zicam products introduced in 2004 or earlier and a returns provision of 7% for the four Zicam Cold & Flu Relief, two Nasal Comfort, and Zicam Cough Mist Max products that began shipping in the third quarter of 2005. During the second quarter of 2006, we reviewed the similarities and differences of the new products relative to the Zicam products for which we now have several years of product return experience. Based on that review we adjusted our returns provision to 3.5% of gross sales for all of our products, including the new items that began shipping in the third quarter of 2006. The new returns provision became effective July 1, 2006. Additionally, during the third quarter of 2006, we recorded a $750,000 adjustment to our returns provision to account for increased returns of Nasal Comfort products. We will review the return provision at least monthly and adjust these reserve amounts as actual product return experience continues to develop. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected
     Insurance Reimbursements: During 2005 we recorded approximately $6.8 million in expected reimbursement from our insurance carriers. The expected reimbursement relates to $4.8 million for the Arizona litigation settlement and $2.0 million for legal defense costs. We believe these amounts are reasonable based on the terms of the respective policies and the costs incurred to date. As of September 30, 2006, we have received approximately $4.4 million of the expected reimbursement. See Note 6 for additional information regarding our insurance program.
     Legal Contingencies: We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. See Note 7 for information regarding our pending litigation. While we are vigorously defending ourself in these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. We record accruals for such contingencies to the extent that we conclude their occurrence is probable and the related damages are estimable. If a range of liability is probable and estimable and no amount within the range appears to be a better estimate than any other amount within the range, we accrue the minimum of such probable range. Many claims involve highly complex issues relating to causation, label warnings, scientific evidence, actual damages and other matters. Often these issues are subject to substantial uncertainties and, therefore, the probability of loss and an estimation of damages are difficult to ascertain. Consequently, we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for these contingencies. Based on the information available to the Company as of December 31, 2005, the Company established a reserve of $1.3 million for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions, some of which are explained in Note 7, and was the amount that the Company believed that it could reasonably estimate would be spent to resolve the remaining cases that have been filed. We reviewed the adequacy of the reserve at the end of the third quarter of 2006. Based on the number of pending and settled cases, the reserve was approximately $1.2 million as of September 30, 2006. We will continue to review the associated reserve on a quarterly basis.
Results of Operations for the Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005
     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,
	2006		2005
Net sales	$34,121,356	100%	$25,202,624	100%
Cost of sales	11,153,910	33	8,153,578	32

Gross profit	22,967,446	67	17,049,046	68
Selling, general and administrative	9,909,790	29	7,007,818	28
Research & development	1,149,479	3	784,087	3

Income from operations	11,908,177	35	9,257,141	37
Interest and other income	76,636	—	114,514	—
Interest expense	64,222	—	0	—

Income before income taxes	11,920,591	35	9,371,655	37
Provision for income taxes	4,770,221	14	3,731,740	15

Net income	$7,150,370	21%	$5,639,915	22%

Net Sales
     Net sales for the three months ended September 30, 2006 were $34.1 million, or 35% above net sales of $25.2 million for the third quarter in 2005. The increase in third quarter 2006 sales is primarily related to an 83% increase in Cold Remedy sales compared to the third quarter of 2005. Approximately 34% of the Cold Remedy increase, or 15% of total third quarter Cold Remedy sales, are due to shipments of the new RapidMelts + Vitamin C and ChewCaps. Sales of our cough products increased in the third quarter of 2006 due to initial shipments of the new Cough Melts product. Also, during the third quarter of 2006, we recorded an adjustment to increase our returns allowance for Nasal Comfort products.
Cost of Sales
     For the third quarter of 2006, our cost of sales increased approximately $3.0 million, or 37% over the cost of sales for the third quarter of 2005. The increase was primarily due to the higher number of units sold.
Gross Profit
     Gross profit for the three months ended September 30, 2006 grew 35% to approximately $23.0 million, compared to gross profit of approximately $17.0 million for the same period in 2005. The higher gross profit is essentially due to the increase in sales, partially offset by the lower average gross margin percentage. The gross margins achieved during the quarter decreased to 67% from 68% in the third quarter of 2005. The decrease in gross margins was primarily due to an increase in the returns allowance related to Nasal Comfort products that was recorded in the third quarter of 2006 (see “Critical Accounting Policies – Customer Sales Returns and Allowance” above). Gross margins continued to be affected by the cost of our flu relief products. Changes to the manufacturing of the flu products have been completed and we expect margin improvement on these items to be realized in the near future. Exclusive of our flu products, gross margins on our existing products vary between approximately 60% and 80%. Gross margin will continue to be affected by the relative mix of products sold and changes in product costs that may occur.
Selling, General & Administrative
     Selling, general and administrative (SG&A) expense for the third quarter of 2006 increased to approximately $9.9 million from approximately $7.0 million in the third quarter of 2005. Litigation expense related to the product liability lawsuits was $1.6 million for the third quarter of 2006. Product liability litigation expense for the third quarter of 2005 was $1.8 million reduced by $300,000 for reimbursement of legal expenditures from the Company’s principal insurance carrier, resulting in approximately $1.5 million in net expense. We do not expect to record any reimbursements for legal expense in 2006, or any future periods, in connection with our existing product liability litigation (see Note 6).
     The higher SG&A expense is due to an increase of approximately $2.2 million related to the higher marketing expense in the third quarter of 2006 compared to the third quarter of 2005. Also contributing to the higher operating expense in the third quarter of 2006 compared to the third quarter of 2005 were increases in general legal expense of $400,000 primarily related to the FTC inquiry and intellectual property matters, as well as an increase of $100,000 related to the securities litigation (see Note 7 for information regarding the FTC inquiry and the securities litigation).
     We expect expenses in future periods will vary largely in relation to the level of our advertising and legal expenditures. Advertising expense is heaviest in the first and fourth quarters. We anticipate that we will continue to incur approximately $1.5 million in legal expense each quarter as a result of the Zicam Cold Remedy product liability matters in which we are engaged (see Note 7).
Research and Development
     Research and development expense was $1.1 million in the third quarter of 2006, approximately $365,000 higher than the level incurred in the third quarter of 2005. We expect to invest 4% – 5% of 2006 annual net sales on research and development efforts. The increased research and development spending reflects the scale-up costs related to new products and our goal of continuing to expand the business by developing products in the oral care, antacid, and other categories. We expect the level of research and development spending will be similar in the fourth quarter of 2006.

Interest & Other Income
     Interest and other income was approximately $77,000 in the third quarter of 2006 versus approximately $115,000 in the third quarter of 2005. Interest income in future periods will vary based on our level of cash and changes in interest rates.
Interest Expense
     Interest expense in the third quarter of 2006 was approximately $64,000 due to interest on the $4.0 million that was borrowed against our line of credit in July of 2006 for working capital purposes. We expect to repay this borrowing by the end of the year. There was no interest expense incurred during the third quarter of 2005.
Income Before Income Taxes
     Income before income tax for the three months ended September 30, 2006 was approximately $11.9 million, compared to approximately $9.4 million for the third quarter of 2005. The increased income is primarily due to increased sales being offset by lower gross margins and increased marketing costs, as well as higher legal expense and the costs related to increased spending on research and development. We expect that net income in future periods will be significantly impacted by the sales levels of our products (including new products introduced in 2006), product introductions in new categories, and annual changes in our advertising, research and development, and legal expenses. We anticipate quarterly earnings will continue to vary along with the seasonality of sales.
Income Tax Expense
     We recorded income tax expense at our combined estimated effective tax rate of 40%. Due to the operating income recorded in the third quarter of 2006, we recognized income tax expense of approximately $4.8 million compared to approximately $3.7 million in the third quarter of 2005.
Net Income
     Net income was approximately $7.2 million in the third quarter of 2006 compared to net income of approximately $5.6 million in the third quarter of 2005.
Results of Operations for the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005
     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Nine Months Ended September 30,
	2006		2005
Net sales	$60,003,448	100%	$46,438,883	100%
Cost of sales	19,423,828	32	14,075,832	30

Gross profit	40,579,620	68	32,363,051	70
Selling, general and administrative	28,180,709	47	20,360,853	44
Research & development	4,139,514	7	2,249,219	5

Income from operations	8,259,397	14	9,752,979	21
Interest and other income	385,355	—	300,927	1
Interest expense	64,222	—	0	—

Income before income taxes	8,580,530	14	10,053,906	22
Provision for income taxes	3,191,197	5	4,023,076	9

Net income	$5,389,333	9%	$6,030,830	13%

Net Sales
     Net sales for the nine months ended September 30, 2006 were $60.0 million, or 29% above net sales of $46.4 million for the first nine months in 2005. Sales of Zicam Cold Remedy, principally our oral delivery products, increased 54%. Sales of our allergy/sinus products increased 12%, while sales of our cough and flu products increased 7% and 25% respectively. Approximately $5.2 million of the sales increase is attributable to our three new products, which began shipping in the third quarter of 2006. We believe the sales increase of Zicam products is primarily due to increased marketing efforts and greater brand awareness.
Cost of Sales
     For the nine months ended September 30, 2006, our cost of sales increased approximately $5.3 million or 38% over the cost of sales in the first nine months in 2005. The increase is primarily due to the higher number of units sold and the higher costs of our flu relief products that were introduced in the third quarter of 2005.
Gross Profit
     Gross profit for the nine months ended September 30, 2006 grew 25% to approximately $40.6 million, compared to gross profit of approximately $32.4 million for the same period in 2005. The higher gross profit is essentially due to the increase in sales, partially offset by the lower average gross margin percentage. The gross margins achieved during the first nine months of 2006 decreased to 68% from 70% in the first nine months of 2005. The decrease in gross margins for the nine month period was primarily due to an increase in the returns allowance related to Nasal Comfort products that was recorded in the third quarter of 2006 (see “Critical Accounting Policies – Customer Sales Returns and Allowance” above), the higher unit costs for our flu products introduced in the third quarter of 2005 and, to a lesser degree, higher spoilage costs. Changes to the manufacturing of the flu products have been completed and we expect margin improvement on these items to be realized in the near future. Exclusive of our flu products, gross margins on our existing products vary between approximately 60% and 80%. Gross margin will continue to be affected by the relative mix of products sold and changes in product costs that may occur.
Selling, General and Administrative
     Selling, general & administrative expense for the first nine months of 2006 increased to approximately $28.2 million from approximately $20.4 million in the first nine months of 2005. Legal expense related to the product liability litigation increased to $4.8 million for the first nine months of 2006. Legal expense for product liability litigation for the nine months ended September 30, 2005 consisted of $4.7 million reduced by $1.7 million for reimbursement of legal expenditures from the Company’s principal insurance carrier, resulting in approximately $3.0 million in net legal expense. Additionally, the Company has incurred approximately $500,000 in legal expense related to the FTC inquiry (see Note 7) and increases in other legal expense of approximately $200,000. We do not expect to record any reimbursements for legal expense in 2006, or any future periods, in connection with our existing product liability litigation (see Note 6).
     Also contributing to the higher operating expense in the first nine months of 2006, compared to the first nine months of 2005, were an increase of approximately $3.4 million for advertising expense (approximately $9.6 million in the first nine months of 2006 compared to approximately $6.2 million during the same period in 2005); $600,000 in expense related to the charitable donation of cough mist products; an increase of approximately $519,000 in non-advertising marketing expense; increases in quality control expense of approximately $112,000; and higher labor expense of approximately $369,000.
     We expect expenses in future periods will vary largely in relation to the level of our advertising and legal expenditures. Advertising expense is heaviest in the first and fourth quarters. We anticipate that we will continue to incur approximately $1.5 million in legal expense each quarter as a result of the Zicam Cold Remedy product liability matters in which we are engaged (see Note 7).
Research and Development
     Research and development expense was $4.1 million in the first nine months of 2006, approximately $1.9 million above the level incurred in the comparable period in 2005. The increased research and development spending reflects our goal of continuing to expand the Zicam franchise and developing products in the oral care, antacid, and other categories. We expect to invest 4% — 5% of 2006 annual net sales on research and development efforts.

Interest & Other Income
     Interest and other income was approximately $385,000 for the nine months ended September 30, 2006 versus approximately $301,000 for the comparable period in 2005. The increase in interest income is due to higher interest rates. Interest income in future periods will vary based on our level of cash and changes in interest rates.
Interest Expense
     Interest expense for the nine months ended September 30, 2006 was approximately $64,000 due to interest on the $4.0 million that was borrowed for working capital purposes in July of 2006. There was no interest expense incurred during the first nine months of 2005.
Income Before Income Taxes
     Income before income tax for the nine months ended September 30, 2006, was approximately $8.6 million, versus income before tax of approximately $10.1 million for the first three quarters of 2005. The decrease is due to increased sales and interest income being offset by lower gross margins and increased marketing, research and development, and legal expense, and the absence of reimbursement of legal expenses from our insurance carriers (see Note 6). We expect that net income in future periods will be significantly impacted by the sales levels of our products (including the three new products introduced in the third quarter of 2006), product introductions in new categories, and annual changes in our advertising, research and development, and legal expenses. We anticipate quarterly earnings will continue to vary along with the seasonality of sales.
Income Tax Expense
     We recorded income tax expense at our combined estimated effective tax rate of 40%. Due to the operating income recorded in the first nine months of 2006, we recognized income tax expense of approximately $3.2 million compared to income tax expense of approximately $4.0 million in the first nine months of 2005. We recognized a $480,000 tax benefit related to the charitable donation (in the second quarter of 2006) of approximately $600,000 in cough products, which resulted in an overall effective tax rate of 37%, for the first nine months of 2006.
Net Income
     We recorded net income of approximately $5.4 million for the nine months ended September 30, 2006 compared to net income in the first nine months of 2005 of approximately $6.0 million.
Liquidity and Capital Resources
     Our working capital increased to $36.1 million as of September 30, 2006 from $27.5 million as of December 31, 2005, an increase of approximately $8.6 million. During the first nine months of 2006, we experienced a decrease in available cash of approximately $6.4 million, primarily due to the Arizona litigation settlement described in the following paragraph, as well as increased inventories to meet higher sales expectations and level our manufacturers’ production throughout the year.
     On January 19, 2006, Matrixx entered into an agreement to settle claims made by most of the plaintiffs in the Arizona consolidated litigation against the Company. Matrixx paid $11.9 million to fund awards to be made under the settlement agreement and the Company paid $100,000 to cover the administration of the program by plaintiffs’ counsel (see Note 7). We expect approximately 40% of the total $12 million settlement program cost will be covered by insurance, which we believe is reasonable based on the terms of the respective policies. We continue to work with our insurance carriers to receive reimbursement (see “Critical Accounting Policies — Insurance Reimbursements” above).
     During the third quarter of 2006 trade receivables increased to $27.3 million from $4.5 million on June 30, 2006. The increase in accounts receivable relates to the increased sales that generally occur in the third quarter as retailers prepare for the upcoming cold season. We expect to convert these receivables to cash during the fourth quarter of 2006. Our cash position has also been reduced due to increases in inventory to meet higher anticipated sales levels and level our manufacturing over the year. The majority of sales are given 30 day credit terms; however, payment terms are occasionally extended, as retailers begin to increase inventory of our products prior to the onset of the cough and cold season. The Company records an estimated allowance for potentially uncollectible accounts, which is reviewed on a monthly basis. We believe our allowance as of September 30, 2006 is adequate.

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
     We fully utilized our tax loss carryforward in 2005 and we will incur tax payments in 2006 and future years. We do not expect future tax payments to have a material adverse effect on the Company’s liquidity.
     Historically, the Company has had very low capital expenditures since we rely on contract manufacturers to produce our products. However, during 2005, the Company acquired equipment and intellectual property related to the dry handle swab product from Viridian Packaging Solutions, LLC, for $1.1 million. Additionally, the Company is having new equipment built in order to produce swabs utilizing the acquired intellectual property; we expect to spend approximately $4 million during 2006 to complete the new automated production line. Through September 2006, we have paid approximately $3.5 million, of the anticipated $4 million, to build the new line. The new line will be owned by the Company but will be managed and run by a contract manufacturer. We have not determined our capital requirements, if any, for expansion into the oral care or other categories.
     See Note 6 for a discussion of our insurance program.
     We have a $4.0 million credit facility with Comerica Bank that was renewed until July 2007. The interest rate under the new credit facility is 0.25% above prime (or 8.5% at September 30, 2006), which represents a reduction from the previous rate of 0.75% above prime. In July 2006, we borrowed $4 million under the facility to support our working capital requirements in the third quarter of 2006. We anticipate fully repaying the debt in the fourth quarter of 2006. We are in compliance with the earnings and financial covenants contained in the credit facility. We expect to increase our credit facility in the future to meet seasonal working capital requirements.
Contractual Obligations
     We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations
	(In thousands of dollars)
	Payments due by Period as of September 30, 2006
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	722	257	255	210	0
Purchase Obligations	5,859	5,859	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$6,581	$6,116	$255	$210	$0

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Forward Looking Statements
     This Report on Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:
•	our belief that the reserve for litigation losses will be sufficient to resolve the remaining cases;

•	our belief that significant growth opportunities continue to exist;

•	our expectations regarding 2006 net sales increasing 25%-35% over the $90.5 million recorded in 2005 and net income increasing 15%-25% above the $7.6 million level realized in 2005, which excludes the impact of an $8.5 million for settling Arizona product liability litigation and recording a reserve for the remaining product liability lawsuits and tax credits of approximately $477,000;

•	our belief that Cough products will achieve higher consumer acceptance in the future;

•	our belief that new advertising approaches and public relations efforts will continue to build brand awareness;

•	our anticipation that we will continue to incur approximately $1.5 million in legal expense each quarter as a result of the Zicam Cold Remedy product liability litigation in which we are engaged;

•	our intention to vigorously defend the Zicam Cold Remedy product liability and securities litigation claims, our expectation that additional product liability lawsuits may be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;

•	our expectation that the trend of growth in sales in future periods will continue as we expand consumer awareness and acceptance of our entire Zicam brand of products, increase distribution, introduce new products, and avoid additional adverse publicity;

•	our expectation regarding future net income, our belief that expenditures for advertising and research and development will vary by quarter throughout the year, and our expectation that advertising expenses will be heaviest in our first and fourth fiscal quarters;

•	our expectation of the effect of recently issued accounting standards;

•	our expectation that our mix of products sold will change due to seasonality and varying growth rates within our three market categories;

•	our expectation of continuing profitability in future years;

•	our expectation regarding product returns and our intention to review our product return reserve provision at least monthly and adjust the reserve amounts as actual product return experience continues to develop;

•	our expectation of making income tax payments at our statutory rates in future years;

•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold;

•	our expectations regarding cost reductions related to product improvements;

•	our expectation that our net income and operating expenses in future periods will vary largely in connection with the level of our advertising, research and development, and legal expenses;

•	our expectation of converting accounts receivables into cash during the fourth quarter of 2006;

•	our expectation that research and development spending will be between 4-5% of net sales for 2006 and in subsequent years;

•	our expectation that earnings in future periods will be significantly impacted by the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;

•	our expectation of increasing our credit facility to meet seasonal working capital requirements;

•	our expectation regarding reimbursement for legal expense from our insurance carriers;

•	our having no plans to directly manufacture and store our products;

•	our expectation of paying $4 million to build new swab manufacturing equipment and our expectation that the new equipment will begin producing products in the fourth quarter of 2006;

•	our expectation that we will repay the $4 million borrowed from our credit facility by the end of 2006;

•	our expectation that our manufacturers will continue to produce inventory available for sales of products through the 2006-2007 cough and cold season;

•	our expectation of achieving increased gross margin in the future;

•	our belief that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

•	our intention to conduct additional clinical studies and consumer research regarding our oral care product concept;

•	our expectations regarding the success of our marketing plans for the cold season; and

•	our expectations regarding expansion into new categories
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank. At no time during 2005 or the first six months of fiscal 2006 did we have any outstanding balance against this line of credit. In July 2006, we borrowed $4 million against our credit facility with Comerica Bank. The primary purpose for the borrowing was to provide additional liquidity as we built inventory for expected increases in sales during the second half of 2006. We anticipate fully repaying the debt in the fourth quarter of 2006. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future. We generally extend payment terms for customers during the third quarter as customers purchase new products and build inventory for the upcoming cough and cold season.
     As of September 30, 2006 and December 31, 2005, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal 2005 or the nine month period ended September 30, 2006) or commodity price risk.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2005 Annual Report on Form 10-K, which could materially affect the business, financial condition or future results of the Company. The risks described in the 2005 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition and/or operating results of the Company

Item 6. Exhibits

Exhibit No.	Title

3.01	Articles of Incorporation and Amendments thereto of the registrant (1)

3.02	Bylaws of the registrant (2)

4.01	Rights Agreement dated as of July 22, 2002 by and between the registrant and Corporate Stock Transfer, Inc. (3)

10.01	** *Amended and Restated Employment Agreement between the registrant and Carl Johnson, dated October 18, 2006

10.02	** *Agreement between registrant and William Hemelt, dated October 18, 2006

10.03	** *Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Form of Restricted Stock Program Agreement (Directors)

10.04	** *Amendment to the Matrixx Initiatives 2001 Long-Term Incentive Plan Restricted Stock Program Agreement between registrant and Edward Walsh

10.05	** *Amendment to the Matrixx Initiatives 2001 Long-Term Incentive Plan Restricted Stock Program Agreement between registrant and Edward Faber

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350

*	Filed with this Report on Form 10-Q.

**	Indicates management compensatory contract, plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

(2)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed July 25, 2006, file number 001-31404.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, filed July 23, 2002, file number 001-31404.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrixx Initiatives, Inc.
/s/ Carl J. Johnson
Carl J. Johnson
President and Chief Executive Officer

/s/ William J. Hemelt
William J. Hemelt
Executive Vice President, Chief Financial Officer, & Treasurer

November 8, 2006

EXHIBIT INDEX

Exhibit No.	Title

3.01	Articles of Incorporation and Amendments thereto of the registrant (1)

3.02	Bylaws of the registrant (2)

4.01	Rights Agreement dated as of July 22, 2002 by and between the registrant and Corporate Stock Transfer, Inc. (3)

10.01	** *Amended and Restated Employment Agreement between the registrant and Carl Johnson, dated October 18, 2006

10.02	** *Agreement between registrant and William Hemelt, dated October 18, 2006

10.03	** *Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Form of Restricted Stock Program Agreement (Directors)

10.04	** *Amendment to the Matrixx Initiatives 2001 Long-Term Incentive Plan Restricted Stock Program Agreement between registrant and Edward Walsh

10.05	** *Amendment to the Matrixx Initiatives 2001 Long-Term Incentive Plan Restricted Stock Program Agreement between registrant and Edward Faber

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350

*	Filed with this Report on Form 10-Q.

**	Indicates management compensatory contract, plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

(2)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed July 25, 2006, file number 001-31404.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, filed July 23, 2002, file number 001-31404.