Form 10-K
period 2006-12-31
MATRIXX INITIATIVES INC
filed 2007-03-15
CIK 1006195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2006
or
☐	FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from to

Commission File No. 001-31404
Matrixx Initiatives, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0482806
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.	)
4742 N. 24th Street
Suite 455
Phoenix, AZ 85016
602-385-8888
(Address of principal executive offices,
Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 par value	Nasdaq Global Select Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $101.9 million based on the closing price of $15.56 per share of common stock as reported on the Nasdaq Global Select Market on June 30, 2006. For purposes of this determination, shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2007, 10,071,153 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement prepared in connection with the Registrant’s 2007 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

Unless otherwise indicated in this Form 10-K, “Matrixx,” “us,” “we,” “our,” “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

PART I

ITEM 1.	BUSINESS

Introduction

We develop, produce, market and sell innovative, over-the-counter (OTC) healthcare products with an emphasis on those that utilize unique, novel and/or proprietary delivery systems that provide consumers with “Better ways to get Better®.” Through our subsidiary, Zicam, LLC, we produce, market and sell products under the Zicam® and Nasal Comforttm brands. As discussed in more detail below, our current product offerings compete in the following four product classes: Cold Remedy; Allergy/Sinus; Cough; and Cold/Flu relief.

Cold Remedy.  Zicam Cold Remedy nasal gel is a patented, homeopathic remedy that has been clinically proven to reduce the duration and severity of the common cold. The nasal delivery forms are available in a no-drip pump or our patented nasal swab unit dose package. The homeopathic oral delivery Zicam Cold Remedy products include: Zicam Cold Remedy Chewablestm, Zicam Cold Remedy RapidMeltstm, Zicam Cold Remedy Oral Misttm, Zicam Cold Remedy RapidMeltstm + Vitamin C, and Zicam Cold Remedy ChewCapstm.

Allergy/Sinus.  Our allergy/sinus products consist of Zicam Allergy Relief, a homeopathic nasal gel formula designed to control allergy symptoms for sufferers of hay fever and other upper respiratory allergies; Zicam Extreme Congestion Relief, a nasal gel formula designed to provide fast-acting, long-lasting relief of nasal congestion; and Zicam Sinus Relief, a nasal gel formula that enhances the benefits of Extreme Congestion Relief with menthol and eucalyptus for improved feeling of sinus pressure relief. We also market Nasal Comforttm moisture therapy products, which are designed to help maintain the critical functions of the nasal cavity and its role in the respiratory process. Nasal Comfort is targeted to consumers suffering from allergies, asthma, and sinusitis.

Cough.  Zicam Cough products use novel delivery concepts that provide long lasting cough relief. The Cough products are available in forms that utilize either our unique spray delivery or RapidMelt technology to provide effective cough relief.

Multi-Symptom Cold/Flu.  Zicam multi-symptom Cold & Flu relief products were introduced in the fall of 2005. These products utilize a unique spoon dose to deliver a combination of allopathic drugs to provide relief of cold and flu symptoms.

We were incorporated in Utah in 1991. Prior to July 2001, as Gum Tech International, Inc., our principal business was the development, manufacture and sale of nutritional and healthcare-related chewing gum products. In 1999, we formed Gel Tech, L.L.C. (“Gel Tech”), in which we owned a 60% interest. The business of Gel Tech was to develop and produce homeopathic nasal gel products based on a proprietary zincum gluconicum (zinc gluconate) delivery system. In July 2001, we exited the chewing gum business with the sale of substantially all of our chewing gum assets and business. In December 2001, we acquired the remaining 40% of Gel Tech and changed its name to Zicam, LLC. On June 18, 2002, we reincorporated in Delaware and changed our name from Gum Tech International, Inc. to Matrixx Initiatives, Inc. During 2005, we formed Zicam Swab Products, LLC to purchase dry handle swab technology from Viridian Packaging Solutions, LLC (“Viridian”). In 2006, Matrixx Oral Care, LLC was formed to further develop our oral care product concepts.

Our Website is www.matrixxinc.com. Through a link on the Investor Relations section of our Website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. Information contained on the Company’s Website is not part of this report.

Our principal executive offices are at 4742 N. 24th Street, Suite 455, Phoenix, AZ 85016 and our telephone number is (602) 385-8888.

Markets and Company Products

All of our current Zicam products are targeted at the cough and cold market category. That market, which is estimated at more than $4.0 billion annually in retail sales in the United States, includes a wide variety of tablets, liquids, nasal sprays and syrups that remedy and/or provide relief to cold, allergy and sinus congestion sufferers. The largest sub-segment of the cough and cold category includes products formulated to relieve symptoms associated with the common cold. It is estimated that more than one billion common colds occur in the United States each year, with over 100 million of these colds resulting in lost days of school or work, or some level of restricted activity. Colds are estimated to occur at a rate of two to five per person (six to eight per child) each year. The market for allergy relief products covers a much smaller segment of the population, estimated at 35 million people in the United States. However, allergy sufferers, compared to cold sufferers, are more likely to require medication for a much longer period of time to relieve allergy symptoms.

The following table details our sales by product class with further details below:

Product Class	2006	%	2005	%	2004	%

Cold Remedy	$69,046,345	72%	$55,292,673	61%	$39,249,136	65%
Allergy/Sinus/Nasal Comfort	15,468,683	16%	20,163,688	23%	13,357,491	22%
Cough	6,059,285	6%	6,514,769	7%	7,624,308	13%
Multi-Symptom Cold/Flu	5,656,467	6%	8,489,465	9%	0	n/a

Total Net Sales	$96,230,780	100%	$90,460,595	100%	$60,230,935	100%

Cold Remedy

Zicam Cold Remedy was formulated to reduce the duration and severity of the common cold. In a study published in the October 2000 issue of the ENT- Ear, Nose & Throat Journal, Zicam Cold Remedy was shown to reduce the duration of the common cold when taken at the onset of symptoms. In a separate study published in the January 2003 issue of QJM: An International Journal of Medicine, zinc gluconate nasal gel (Zicam Cold Remedy) was shown to reduce the duration and symptoms of the common cold when treatment was started as late as the second day of illness. We believe Zicam Cold Remedy is unique in the cough and cold market category due to the claims that we are able to make regarding the product’s ability to reduce the duration of the common cold. Customer awareness of the products has increased as a result of our marketing and public relations efforts and word-of-mouth experience by consumers.

Our original product, Zicam Cold Remedy nasal pump is a homeopathic nasal gel product based on our patented zinc gluconate delivery system was introduced in 1999. We introduced Zicam Cold Remedy Swabs in late 2002 to appeal to consumers who dislike nasal sprays. In November 2005, we announced the acquisition of substantially all of the assets of Viridian, a manufacturer of dry handle swab products. The principal assets acquired were Viridian’s patent related to dry handle swab technology and other associated intellectual property. Additional assets included equipment, machinery and tooling. The Company’s ownership of this intellectual property facilitated partnering with a contract manufacturer to build and operate a new automated manufacturing line to meet increased demand for the swab products. The Company invested approximately $4.2 million in a new manufacturing line to produce the Company’s improved swab product, which includes a recessed score in the swab container that users can snap to open. The new equipment began production and we began shipping the improved swab product during the fourth quarter of 2006.

In order to meet the needs of customers who dislike any form of nasal applications we introduced three oral delivery forms of Zicam Cold Remedy products in late 2003 (Zicam Cold Remedy Chewables, Zicam Cold Remedy RapidMelts, and Zicam Cold Remedy Oral Mist). The oral Cold Remedy products are designed to rapidly deliver a dose of ionic zinc to the oral mucosa. We believe that this feature allows the consumer to avoid much or all of the stomach upset that has been associated with zinc lozenges on the market. During 2006, the Company introduced two additional oral delivery forms of Zicam Cold Remedy: Zicam Cold Remedy RapidMelts + Vitamin C and Zicam Cold Remedy ChewCaps.

Allergy/Sinus

Zicam Allergy Relief, a homeopathic nasal gel formula, was introduced in 2000. Zicam Allergy Relief is designed to control allergy symptoms for sufferers of hay fever and other upper respiratory allergies. We believe Zicam Allergy Relief is distinctive from most allergy products available on the market due to the absence of side effects such as drowsiness or jitters. We introduced three other Zicam nasal gel products in late 2002: Extreme Congestion Relief, Sinus Relief and Nasal Moisturizer. Zicam Extreme Congestion Relief is a nasal gel that combines the active ingredient oxymetazoline hydrochloride into our gel matrix and soothing aloe vera to provide fast-acting, long-lasting relief of nasal congestion and sinus pressure. Zicam Sinus Relief provides all of the benefits of the Extreme product with the aromatic strength of a cooling menthol/eucalyptus blend. Nasal Moisturizer did not achieve widespread distribution or sales and was discontinued in 2006. While greater retail distribution opportunities continue to exist, sales of these products increased 1% to approximately $16.1 million in 2006. We believe continued growth in sales from these products is dependent on achieving wider distribution of Zicam Sinus Relief among large nation-wide food, drug and mass marketers.

The Company began shipping Nasal Comfort, a new brand and product for nasal health, during the third quarter of 2005. Nasal Comfort is a unique product designed to help maintain the critical functions of the nasal cavity and its role in the respiratory process. The product is a preservative-free, sterile, hypertonic aqueous solution with essential salts and oils that cleanses and moisturizes the nose. This brand was initially targeted to the drug trade and has not achieved widespread distribution or consumer acceptance. During 2006, the Company experienced a large amount of returns for this product, principally from one customer. Returns of Nasal Comfort products exceeded sales by approximately $586,000 in 2006. Building a new brand takes time and marketing support, and we are investigating options to increase consumer acceptance of Nasal Comfort.

Cough

In 2004, we introduced several Zicam Cough Spray products designed to deliver fast, effective cough relief and soothe throat irritation. We increased our cough product offerings in the third quarter of 2005 with the addition of Zicam Cough Mist Max, a more powerful liquid spray formulation that provides eight hours of relief. Additionally, we introduced a Cough Melt product in the third quarter of 2006, which utilizes our RapidMelt technology and delivers eight hours of cough relief via a rapid dissolve tablet. Our Zicam Cough Spray products utilize a unique spray delivery system that is convenient and portable, with no messy measuring or sticky syrups, to deliver the active ingredient most recommended by doctors to quiet a cough. Additionally, the Cough Plus D product delivers a leading decongestant along with cough relief. Net sales of our cough products declined approximately 7% during 2006. Several of the Cough Spray skus (“stock keeping units”) did not realize the growth rates we anticipated. In particular, two kids and the adult honey lemon cough spray products did not realize the market acceptance we expect for our products and we discontinued ongoing distribution of these three skus in 2006. We began television advertising of our cough products in January of 2007 and we believe we will be able to realize higher sales of our cough products in the future by exploring new marketing approaches to increase trial and awareness of these products.

Multi-Symptom Cold & Flu Relief

In the third quarter of 2005, we began shipping our new line of Zicam Cold & Flu Relief products. These products utilize a spoon dosing delivery. Each spoon is individually packaged and dosed with medicine to provide powerful relief of cold and flu symptoms. The spoon delivery is designed to be mixed with any beverage, hot or cold. Sales of these products declined approximately $2.8 million from the 2005 level, and accounted for approximately 6% of our overall net sales in 2006. We began television advertising for these products in the first quarter of 2007.

Business Strategy

Our business objective is to be a high-growth over the counter (OTC) healthcare company marketing products that utilize novel, unique and proprietary delivery systems that provide consumers with “Better Ways to Get Better®.” To achieve our objective, the key elements of our business strategy include the following:

Expanding Marketing Efforts for Existing and New Products:  We intend to continue to develop and refine our sales and marketing efforts to increase market penetration of our products in U.S. households. Such efforts include improving the timing and consistency of marketing activities, executing effective trial generating programs, implementing programs with retailers to enhance consumer awareness of our products, and seeking to increase recommendations from healthcare professionals. We are continuing to implement new, creative advertising approaches and public relations efforts. We believe these efforts will continue to build brand awareness, trial and sales of our products.

Pursuing Additional Delivery Systems and Expansion into New OTC Categories:  Our success in expanding consumer acceptance of our Zicam products confirms our belief that opportunities exist to pursue development of other healthcare products that deliver consumer benefits utilizing unique, novel and/or proprietary delivery systems. We are seeking to identify, through internal research and development efforts and through consideration of external opportunities, other growth opportunities for Matrixx and are specifically targeting product concepts in the oral care and antacid markets as well as in the cough and cold market category in which we currently compete.

Customers

We sell our products directly to major food, drug, mass market (e.g., Wal-Mart, Target) and wholesale warehouse retailers throughout the United States, and to distributors that sell to smaller retail establishments. Zicam Cold Remedy nasal pump, Zicam Cold Remedy Swabs, Zicam Cold Remedy Rapid Melts, Zicam Allergy Relief, and Zicam Extreme Congestion Relief are sold in virtually every major food, drug, and mass merchant retail outlet in the country. Our other Zicam and Nasal Comfort products have not achieved the same level of distribution. We are highly dependent on a small group of large national retailers for our product distribution, such that our top 15 customers accounted for more than 80% of our net sales in 2006, and three customers each accounted for more than 10% of our net sales in 2006 (Wal-Mart, 26%, Walgreens, 13%, and CVS, 12%). Our agreements with our customers generally provide for their ability to return unsold merchandise, limited to damaged product, out-of-date product, or discontinued items (see Note 4 to the Consolidated Financial Statements) . We provide in our financial results, as an offset against sales, an estimate for expected returns. During 2006, we experienced a high amount of product returns related to Nasal Comfort and several discontinued cough items from one customer. We recorded an increase to our returns allowance of approximately $2.5 million to account for this increase in returns. To the extent that any of our largest customers were to stop carrying our products for any reason, or were to fail to pay us for our products, our sales and financial results would be negatively impacted.

Manufacturing and Distribution

Our products are manufactured and packaged by contract manufacturers. Each of our manufacturers is registered with the federal Food and Drug Administration (FDA) as a drug facility, which requires each manufacturer to adhere to current Good Manufacturing Practices in its production processes and procedures. Each manufacturer is responsible for sourcing all raw materials used in its production of our products from third party suppliers, which are widely available. We rely on individual production orders to meet our needs from these suppliers. However, we do have contracts executed with two of our manufacturing partners, Applied Laboratories, Inc. and Biozone Laboratories. We are in the process of negotiating contracts with certain manufacturers at this time. We have some flexibility in securing other manufacturers to produce our products; however, in some circumstances we may be limited in our alternatives due to proprietary technologies that are utilized in some of the products. See “Markets and Company Products — Cold Remedy — Cold Remedy Swabs” above for a discussion of the Company’s investment in a new automated manufacturing line to meet increased demand for Zicam Cold Remedy Swabs.

We generally source packaging materials, including the bottles and sprayers, from third parties. Each manufacturer of our products is responsible for all other aspects of the production process, including compounding and producing product mixtures, filling bottles, assembling finished product and packing finished product in master cases. In several instances our drug manufacturers ship bulk formula to our packaging contractors to assemble finished product in master cases. Generally, finished products are shipped to independent warehouses in Arizona and Indiana for storage prior to shipment to our customers.

Research and Development

Research and development is an important part of our business. Expenditures in 2006 reflect costs associated with the new Zicam Cold Remedy ChewCaps, RapidMelts + Vitamin C, and Cough Melts, along with expenditures on products that we intend to introduce in future years. We had previously announced our intention to spend 4-6% of net sales annually on research and development efforts; during 2006, research and development expenses were 5% of 2006 net sales. During 2006, we continued to invest in developing our oral care and antacid concepts, as well as line extensions of our Zicam brand. We expect to commit 4 to 5% of net sales on research and development in subsequent years in order to develop a pipeline of new products to be introduced in the future to meet our sales growth targets. Research and development expense was approximately $4.7 million, $4.1 million, and $1.9 million during each of the fiscal years 2006, 2005, and 2004, respectively.

FDA, FTC and Other Government Regulation

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

On March 5, 2007, the FTC’s East Central Region (Cleveland, Ohio office), notified the Company that it is no longer pursuing an inquiry into the Company’s advertising and promotional activities for several of the Company’s Zicam products, including, Zicam® Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs. The inquiry was initiated pursuant to a letter from the FTC’s staff that management received on March 21, 2006, as supplemented by a letter dated October 16, 2006, to determine whether the Company engaged in unfair or deceptive acts or practices in violation of the Federal Trade Commission Act.

On March 10, 2005, the National Advertising Division (NAD) of the Council of Better Business Bureaus, an investigative arm of the advertising industry’s voluntary self-regulation program, issued a press release announcing the results of a review of Matrixx’s advertising claims. The NAD determined, among other things, that Matrixx’s claims that its product, Zicam® Cold Remedy Nasal Gel, resolves colds three times faster when taken at the first sign of a cold, that using the product results in a less severe cold, and the promise that these benefits are clinically proven, were substantiated by competent and reliable scientific evidence.

Environmental Matters

Compliance with environmental rules and regulations did not significantly affect our earnings or competitive position during 2006. All of our Zicam product manufacturing and warehousing operations are currently outsourced to third party contractors, and as a result, we do not incur any direct expenses related to environmental monitoring and regulatory compliance. With our continued outsourcing of Zicam product manufacturing and storage, and no present plans to return to direct manufacturing or storage of products, we expect these expenses to remain low in the foreseeable future. To the extent higher costs are incurred by our manufacturers for environmental compliance, they could impact our cost of goods.

Trademarks, Trade Names, and Proprietary Rights

We have been issued three United States patents (U.S. Patent Nos. 6,080,783, 6,365,624, and 6,673,835) for the Zicam® Cold Remedy nasal technology and one patent for the Gel Swabtm technology (U.S. Patent No. 7,115,275). In October 2005, we acquired a patent (U.S. Patent No. 6,516,947) and other associated intellectual property related to the dry handle swab technology used in manufacturing the Zicam® Cold Remedy Gel Swabtm products. We believe these patents, which are expected to be effective until September 1, 2018 for the Cold Remedy nasal technology, August 11, 2020 for the dry handle swab technology, and September 16, 2023 for the Gel Swabtm technology afford significant protection from competitors that may wish to sell similar products. We also have additional patent applications on file in the United States to seek further rights in the Cold Remedy delivery technology. We have related issued patents in Australia (No. 774410), Canada (No. 2,308,513) Korea (No. 439,323), and China (No. 99801986.0) and have pending applications in several other countries and regions, including Mexico, the European Union, Hong Kong, Japan, Brazil and India. Patent applications are pending in the United States for compositions and methods relating to Zicam® Nasal Moisturizertm, Zicam® Extreme Congestion Relief, Zicam® Sinus Relief, Zicam® Cold Remedy RapidMelts®, Zicam® Cold Remedy Chewablestm, Zicam® Cold Remedy Oral Misttm, Zicam® Cold Remedy Gel Swabstm, Zicam® Cold & Flu, Zicam® Maximum Strength Flu, Zicam® Cough Mist®, Zicam® Cough Maxtm, Nasal Comfort®, and oral care technology. We have preserved our rights to file applications for several of these products in other foreign countries at a later date. We hold registrations for the Zicam® trademark in the United States, the European Union, Japan, Australia, Canada, Mexico, Taiwan, and China and have applied for similar trademark protection in Brazil. We also hold additional registrations for the Better Ways to Get Better®, The Cold Solution®, RapidMelts®, No-Drip Liquid®, Cough Mist®, and Nasal Comfort® trademarks in the United States. We anticipate that we will continue to file for patent and trademark protection for the other products we expect to develop and introduce in the future. There can be no assurance, however, that our existing patents, or any additional patents that we may secure in the future, will be adequate to protect the Company’s intellectual property from a competitor’s actions or that the Company’s products will not be found to infringe the intellectual property rights of others. Further, patent infringement litigation can be very time consuming and costly. Even if we prevail in such litigation, the cost of litigation could adversely affect our operating results and financial condition.

Employees

As of February 1, 2007, we employed 26 people in our Phoenix, Arizona offices. The 26 employees consist of five executive officers and individuals responsible for administration, operations, marketing, sales, research and development, regulatory compliance, investor relations, finance, and accounting.

Seasonality; Change of Fiscal Year

Sales of Zicam products to end-user consumers are highly seasonal, with most sales occurring during the cold and allergy seasons. The cold season generally runs from October through March, while the allergy season runs from April through October. Both of these seasons can vary in intensity and duration from year to year. Our sales to retailers generally mirror this pattern of consumer demand, but are impacted by the level of promotional support we commit to retailers and by their inventory management practices. During the third calendar quarter, the Company usually receives orders from retailers preparing for the cold season. The third calendar quarter has historically been the most profitable quarter, as retailers increase inventory and there is no increase in marketing expense. Generally the second calendar quarter of the year accounts for less than ten percent of annual sales and the Company has historically recorded negative earnings in the second quarter.

Because of seasonality in the Company’s business, on February 9, 2007, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to March 31 in order to better align the Company’s operations and financial results with the entire cold season. The Company’s new fiscal year will begin April 1, 2007 and end March 31, 2008.

Backlog

There were no significant product backlogs at December 31, 2006, or 2005.

Competition

All of the Zicam and Nasal Comfort products compete in the highly competitive over-the-counter cold, allergy/sinus, cough, and flu market groups of the overall cough and cold category with a vast number of well-established brands marketed by large pharmaceutical and consumer products companies. Participants in the cough and cold category compete primarily on the basis of price, quality of product, and consumer awareness. Most of our competitors have substantially greater financial, marketing and other resources, longer operating histories, larger product portfolios and greater brand recognition than we do. With our limited resources, we are aiming to succeed in this category by emphasizing the unique claims regarding our products and providing consumers with innovative delivery systems. Specifically, regarding Zicam Cold Remedy, our flagship product, we emphasize its ability to reduce the duration and severity of the common cold, while the majority of products in the cough and cold category make claims associated with just the relief of symptoms.

ITEM 1A.	RISK FACTORS

We may fail to compete effectively, particularly against larger more established pharmaceutical and health products companies, or low cost generic drug manufacturers, causing our business and operating results to suffer.

The consumer health products industry is highly competitive. We compete with companies with sales in the United States that are engaged in the development of both traditional and innovative healthcare products. Many of these companies have much greater financial and technical resources, and production and marketing capabilities than we do. As well, many of these companies have already achieved significant product acceptance and brand recognition with respect to products that compete directly with our products. Our competitors may successfully develop and market superior or less expensive products which could render our current and other future products less valuable or unmarketable.

Our business is subject to seasonality that may cause our quarterly operating results to fluctuate materially and cause the market price of our stock to decline.

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

Because of the extreme seasonality of the Company’s business, on February 9, 2007, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to March 31 in order to better align the Company’s operations and financial results with the entire cold season. The Company’s new fiscal year will begin April 1, 2007 and end March 31, 2008.

We may continue to incur significant costs resulting from product liability claims or securities litigation.

Numerous lawsuits have been filed against us alleging that our Zicam Cold Remedy nasal gel product caused the permanent loss or diminishment of the sense of smell and taste. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits. Although we carry product liability insurance, there is no assurance that our insurance will be adequate to cover liability in connection with these product liability lawsuits, or that product liability insurance will continue to be available to us at an economically reasonable cost. Although we believe the product liability claims are without merit, they have resulted in significant legal defense costs, which have increased our expenses and lowered our earnings. Such claims, whether or not proven to be valid, could have a material adverse affect on our product branding and goodwill, resulting in reduced market acceptance of our products. In addition, any adverse decision in such litigation could require significant damages to be paid or result in adverse publicity, either of which could materially adversely affect our results of operations and financial condition. Separately, the Company and three of its officers are also subject to two class action lawsuits (which have been consolidated) alleging violations of securities laws. Any adverse decision in such litigation could materially adversely affect our results of operations and financial condition.

Because a significant portion of our business depends substantially on a small group of large national retailers, our sales, operating margins and income would be adversely affected by any disruption of our relationship with these retailers, or any other material adverse change in such retailers’ businesses.

We are highly dependent on a small group of large national retailers for our product distribution, such that our top 15 customers accounted for more than 80% of our net sales in 2006. Particularly, Wal-Mart, Walgreens and CVS together accounted for approximately 50% of our net sales in 2006. Should any of our top customers encounter financial difficulties, or stop carrying our products for any reason, or should our current relationship with any of our top customers adversely change in any way, the resulting loss of business, exposure on uncollectible receivables and unusable inventory could have a material adverse impact on our financial position and results of operations. In addition, our results could be affected by fluctuations in buying patterns and inventory levels of these top customers.

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

Our future growth will depend in part upon our ability to develop and achieve sales of new products.

Although we believe that each of our products offers unique benefits to consumers, we cannot be certain that any of the products will achieve or continue to enjoy widespread acceptance by the market. While we are working to increase the market presence of all of our products, including new products, we cannot be certain that demand for our products will grow. If new products or brands do not achieve consumer acceptance, operating results could be materially adversely affected.

Unanticipated problems associated with product development and commercialization could adversely affect our operating results.

Our successful development of existing and new products is subject to the risks of failure and delay inherent in the development and commercialization of products based on innovative technologies. These risks include the possibilities that:

•	we may experience unanticipated or otherwise negative research and development results;

•	existing or proposed products may be found to be ineffective or unsafe, or may otherwise fail to receive required regulatory clearances or approvals;

•	we may find that existing or proposed products, while effective, are uneconomical to commercialize or market;

•	we may be unable to produce sufficient product inventories to meet customer demand;

•	we may experience adverse publicity from product liability lawsuits that could materially impact consumer demand;

•	existing or proposed products do not achieve broad market acceptance;

•	existing or proposed products do not attain broad distribution or retail shelf space; or

•	proprietary rights held by third parties preclude us from developing or marketing existing or proposed products.

Research, development and testing are long, expensive and uncertain processes. Our future success depends, in part, on our ability to complete development of these and other products. If we are unsuccessful in advancing our early stage products into a marketable consumer-ready product for any reason, our business prospects will be harmed.

The inability to provide scientific proof for product claims may adversely affect our sales.

The marketing of our Zicam products involves claims that these products assist in reducing the duration and severity of the common cold (in the case of Zicam Cold Remedy products) and controlling allergy symptoms (in the case of Zicam Allergy Relief). Under FDA and FTC rules, we are required to obtain scientific data to support any claims we make concerning our products. We have obtained scientific data for our product claims; however, we cannot be certain that the scientific data we have obtained in support of our claims will be deemed acceptable to the FDA, FTC or other regulatory bodies. If any regulatory body requests supporting information and we are unable to provide support that is acceptable, either the FDA or FTC could force us to stop making the claims in question or restrict us from selling the affected products.

FDA and other government regulation may restrict our ability to sell our products.

We are subject to various federal, state and local laws and regulations affecting our business. Our Zicam products are subject to regulation by the FDA, including regulations with respect to labeling of products, approval of ingredients in products, claims made regarding the products, and disclosure of product ingredients. If we do not comply with these regulations or if these regulations change in the future, the FDA could force us to stop selling the affected products or require us to incur substantial costs in adopting measures to maintain compliance with these regulations. If the FDA came to believe that any of our products caused harm to consumers, we could be required to stop selling that product or subject the product to a recall. Our advertising claims regarding our products are subject to the jurisdiction of the FTC as well as the FDA. In both cases we are required to obtain scientific data to support any advertising or labeling claims we make concerning our products, although no pre-clearance or filing is required to be made with either agency. If we are unable to provide the required support for such claims, the FTC may stop us from making such claims or require us to stop selling the affected products.

If we are unable to protect our intellectual property or if we infringe the intellectual property of others, our financial condition and future prospects could be materially harmed.

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

We do not have manufacturing capabilities of our own.

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

We may experience product backlogs.

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

Loss of key personnel could have a material adverse effect on our operations and financial results.

We have a limited number of employees and our success depends on the continued services of our senior management and key employees as well as our ability to attract additional members to our management team with experience in the consumer health products industry. The unexpected loss of the services of any of our management or other key personnel, or our inability to attract new management when necessary, could have a material adverse effect upon our operations and financial results.

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

Our Board of Directors is authorized to issue shares of preferred stock that could have rights superior to our outstanding shares of common stock and, if issued, could adversely impact the value of our common stock.

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

The price of our stock may continue to be volatile.

The market price of our common stock, which is quoted for trading on the Nasdaq Global Select Market, has been highly volatile and may continue to be volatile in the future. Any or a combination of the following factors could cause the market value of our common stock to decline quickly: operating results that differ from market expectations; negative or other unanticipated results of clinical trials or other testing; delays in product development; technological innovations or commercial product introductions by our competitors; changes in government regulations; developments concerning proprietary rights, including pending or threatened patent litigation; public concerns regarding the safety of any of our products; the outcome of litigation against the Company; and general economic and stock market conditions. The stock market has experienced, and it may continue to experience, significant price and volume fluctuations. Historically, these fluctuations particularly affect the market prices of equity securities of small capitalization companies, like Matrixx. Often, the effect on the price of such securities is disproportionate to the operating performance of such companies. In addition, we believe our stock price may fluctuate as investors increase and cover short positions in the stock. In our case, such fluctuations may adversely affect our stockholders’ ability to dispose of our shares at a price equal to or above the price at which they purchased such shares.

We have agreed to indemnify our officers and directors from liability.

Our Certificate of Incorporation requires us to indemnify our officers and directors who are or were made a party to, or are or were threatened to be made a party to, any threatened, pending, or completed action, suit or proceeding because he or she is or was a director or officer of the Company. These provisions require us to advance expenses to an indemnified party in connection with defending any such proceeding, upon receipt of an undertaking by the indemnified party to repay those amounts if it is later determined that the party is not entitled to indemnification. These provisions may also reduce the likelihood of derivative litigation against directors and officers and discourage or deter stockholders from suing directors or officers for breaches of their duties to us, even though such an action, if successful, might otherwise benefit us and our stockholders. In addition, to the extent that we expend funds to indemnify directors and officers, funds will be unavailable for operational purposes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has not received written comments regarding its periodic or current reports from the SEC staff that were issued 180 days or more preceding the end of its 2006 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES

In February 2004, we commenced leasing office space at 4742 N. 24th Street in Phoenix. Warehouse storage and shipping of our finished goods are provided by contract warehouses in Phoenix, Arizona and Plainfield, Indiana through month-to-month agreements. In December 2006, we commenced leasing a new research and development facility in Phoenix, Arizona. The new facility will allow increased research and development activities and increases our laboratory capabilities. Our lease for office space expires at the end of 2007 and we are evaluating options for a new location.

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

Among the principal matters pending to which the Company is a party are the following:

Product Liability Matters

General.  Numerous lawsuits have been filed against us alleging that our Zicam Cold Remedy nasal gel product has caused the permanent loss or diminishment of the sense of smell or smell and taste. As discussed in greater detail below, we believe these allegations are unfounded. The Company is incurring significant legal expense for defense of these lawsuits. For the fiscal year ending December 31, 2006, litigation expense was approximately $6.0 million. In the fiscal year ending December 31, 2005, litigation expense was $6.2 million, reduced by reimbursement of approximately $2.0 million from our principal insurance carrier, resulting in net legal expense of approximately $4.2 million. The Company continues to pursue an agreement with several of its insurers concerning recovery of defense costs relating to these matters; however we do not expect to realize sizable reimbursements from our insurance carriers for legal expenses incurred in 2007 or any future periods.

From September 30, 2006 through February 28, 2007, three new product liability cases have been filed against the Company and eleven product liability cases have been dismissed or are pending dismissal either as a result of successful Company motions or through the settlement of cases for immaterial amounts. The following chart discloses the number of outstanding product liability cases (excluding those cases that have been settled but not yet dismissed) and associated plaintiffs at the indicated dates:

	December 31,	September 30,	February 28,
	2005	2006	2007

Number of Pending Lawsuits	50	34	25
Number of Plaintiffs	427	45	36

Two of the pending lawsuits were filed as class action lawsuits covering named and unnamed plaintiffs. Various defendants in the lawsuits, including manufacturers and retailers, have received indemnification or other recovery from us for damages related to the lawsuits.

Settlement of Arizona Consolidated Litigation.  On January 19, 2006, we entered into an agreement to settle claims made by approximately 90% of the plaintiffs in all of the Zicam Cold Remedy product liability lawsuits against the Company. This settlement related to the Arizona consolidated litigation, In Re Consolidated Zicam Product Liability Cases, Superior Court of Arizona (Maricopa County). The settlement documents acknowledge that Matrixx has denied and continues to deny any liability to the plaintiffs. Those plaintiffs who were eligible and elected to participate in the settlement program dismissed their claims with prejudice and provided written releases of their claims against the Company in return for their participation. Of the plaintiffs who did not participate in the settlement program, all but two have dismissed their claims as of February 28, 2007. Matrixx paid $11.9 million to fund awards to be made under the settlement program. In addition, Matrixx paid $100,000 to cover the administration of the settlement program by plaintiffs’ counsel. The Company recognized a charge of approximately $4.3 million (after tax) in the fourth quarter of 2005 to cover the portion of the settlement program costs not expected to be covered by insurance.

Cases Dismissed or Pending Dismissal Since September 30, 2006 (Federal Courts).  The following federal court cases against the Company were dismissed, or are pending dismissal, since September 30, 2006:

	United States	Named	Date
Date Filed	District Court	Plaintiff	Dismissed

December 18, 2003	Northern District of Alabama, Middle Division	Sutherland	November 7, 2006
May 3, 2004	Middle District of Alabama	Benkwith	January 5, 2007
June 17, 2004	Northern District of Texas	Hilton	February 20, 2007
October 29, 2004	Central District of California	O’Hanlon	January 19, 2007 (appeal pending)
November 1, 2005	District of Colorado	Chontos	Settled but not yet dismissed.
November 9, 2005	Eastern District of Michigan, Northern Division	Johnston	January 12, 2007
December 19, 2005	Northern District of Alabama, Middle Division	Edwards	January 12, 2007
December 22, 2005	Western District of Louisiana	Dove	December 11, 2006
March 1, 2006	Northern District of Ohio (Eastern Division)	Lechner	December 14, 2006

Federal law and the law of many states requires that the testimony of a scientific or medical expert witness be reliable and based on valid scientific data and analysis before it can be allowed into evidence. To date, the Company has submitted motions in eight federal lawsuits against the Company challenging the reliability and admissibility of the testimony of expert witnesses who claim that Zicam is capable of causing or has caused smell and taste loss. To date, the courts have ruled on five of the eight motions. Each court has ruled that the testimony of the experts lacks reliability and a sufficient scientific basis for admission into evidence. The four cases in which orders have been granted are: Hans, et al. vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Western District of Kentucky) and the following cases noted in the above table: Sutherland; Benkwith; O’Hanlon; and Hilton. In Sutherland, Benkwith, O’Hanlon, and Hilton, the relevant court dismissed the case simultaneously with its ruling to exclude the expert testimony; in Hans, a motion for dismissal is pending.

Cases Dismissed or Pending Dismissal Since September 30, 2006 (State Courts).  The following state court cases against the Company were dismissed or are pending dismissal since September 30, 2006:

		Named	Date
Date Filed	Court	Plaintiff	Dismissed

November 17, 2004	Maricopa County, Arizona	Cappy	January 5, 2007
November 23, 2005	Maricopa County, Arizona	Allen	January 5, 2007
October 6, 2006	Superior Court of the State of California, County of Ventura	Navas	Settled but not yet dismissed.

Pending Cases as of February 28, 2007 (Federal Courts).  The following federal court cases remain pending against the Company, covering approximately 20 plaintiffs:

	United States	Named
Date Filed	District Court	Plaintiff

September 13, 2004	Western District of Kentucky	Hans
June 15, 2004	Northern District of Alabama, Southern Division	Wyatt
January 14, 2005	District of Oregon	Lusch
September 23, 2005	Southern District of Florida	Dobson
November 1, 2005	Northern District of Georgia, Atlanta Division	Abernathy
November 1, 2005	District of Minnesota	Rye
November 14, 2005	Eastern District of Tennessee	Russell
December 21, 2005	Eastern District of Michigan	Salden
February 9, 2006	District of New Jersey	Finder
April 13, 2006	Southern District of Ohio	Rife
April 28, 2006	Southern District of Texas, Houston Division	Simms
June 21, 2006	Second Judicial District Court, County of Bernalillo, New Mexico	Otero
July 18, 2006	Western District of New York	Sawyer
November 2, 2006	Northern District of Ohio, Western Division	Taylor

Pending Cases as of February 28, 2007 (State Courts).  The following state court cases remain pending against the Company, covering approximately 16 plaintiffs:

Named
Date Filed	Court	Plaintiff

March 8, 2004	Maricopa County, Arizona	Abramsen
April 14, 2004	17th Judicial Circuit in and for Broward County, Florida, General Jurisdiction Division	Hood
August 20, 2004	Maricopa County, Arizona	Akers
January 13, 2005	Fresno County, Central Division, California	Cash
February 24, 2006	County of Niagara, New York	Campbell
June 5, 2006	Oklahoma County, Oklahoma	Stark
June 7, 2006	Morris County, New Jersey	Stracco
July 7, 2006	County of San Diego, California	Bruno
June 16, 2006	Court of Common Pleas of Fayette County, Pennsylvania	Marva
August 30, 2006	Los Angeles Superior Court, California	Stanley
November 3, 2006	Maricopa County, Arizona	Poole

Potential Claimants.  The Company has been advised that certain plaintiffs’ attorneys collectively represent approximately 250 additional potential claimants for whom they have not yet filed lawsuits. The Company is in the process of determining the number of potential claimants, the nature or basis of their purported claims, and when or if the potential claimants will ultimately file one or more lawsuits against the Company.

Plaintiffs’ law firms may continue to solicit potential claimants and, as a result, additional lawsuits may be filed against us. We cannot predict the outcome of the litigation but we will defend ourselves vigorously. If any liability were to result from one or more of these or future lawsuits, we believe our financial results could be materially impacted. Our financial results also could be materially impacted by the additional legal costs and the adverse publicity that may result from the lawsuits.

Company’s Position Regarding the Allegations.  Matrixx continues to believe that Zicam Cold Remedy intranasal gel does not cause loss of smell and that claims to the contrary are scientifically unfounded and misleading. The Company believes that upper respiratory infections and nasal and sinus disease are the causes of the smell dysfunctions reported by some consumers. One of the most common causes of smell disorders is the cold itself, the very condition the product is used to treat. Others are sinusitis and rhinitis, conditions which are sometimes present when the product is used. The Company’s position is supported by cumulative science, and it has now been confirmed by a multi-disciplinary panel of scientists.

Scientific Advisory Board.  We convened a Scientific Advisory Board to review claims that use of Zicam Cold Remedy intranasal gel spray can lead to the diminishment or loss of sense of smell. The Scientific Advisory Board is comprised of medical doctors and researchers who are independent of the Company. Matrixx provided honorariums for members’ attendance at meetings, travel expenses, and funded grants to design and perform research studies investigating the contention that Zicam Cold Remedy zinc gluconate nasal gel is associated with disorders of smell.

In February 2004, the Advisory Board initially reviewed the claims and found that the analysis was largely anecdotal and based on unsupported analogies and generally appeared to lack scientific merit. However, in an effort to further explore the issues, the Advisory Board and the Company designed and had performed studies to (1) better assess the causes of smell loss and the rate at which smell loss occurs; (2) determine whether any substantial amount of the nasal gel interacts with the smell tissue located at the very top portion of the nasal cavity; and (3) evaluate through animal experiments how much Zicam would be needed to have any effect on smell function.

In 2004 and 2005, the studies designed by the Advisory Board were conducted and completed. After reviewing the data, the Advisory Board unanimously concluded that the cumulative scientific evidence failed to support the suggestion that Zicam use is associated with impairment of the senses of smell and taste. Rather, the evidence confirms that the major causes of smell loss are upper respiratory infection and nasal and sinus disease, all of which are ever-present in the population of Zicam users. None of the Zicam gel approaches the smell tissue when Zicam is used as directed, and there is only scant and questionable evidence that even trace amounts can reach the upper nasal cavity when the product is egregiously misused.

Insurance.  We have submitted all of the existing lawsuits to our insurance carriers. In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. The settlement of the consolidated Arizona litigation exhausted this insurance program. In April 2006, we replaced the self-funded program with a limited traditional insurance program. This new insurance program does not cover previously existing lawsuits and only applies to any new claims made after it became effective (see Note 9 to the Consolidated Financial Statements).

Litigation Reserves

As of December 31, 2005, the Company established a reserve of $1.3 million for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions, some of which are described below, and was the amount the Company believed it could reasonably estimate would be spent to resolve the remaining cases that have been filed. Some of the significant factors that were considered in the establishment of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy and structure in light of the Arizona settlement; and the number of cases that remain pending against the Company. There are events, such as the dismissal of any cases, the outcome of a trial, or rulings on pending evidentiary motions, that may have an impact on the Company’s conclusions as to the adequacy of the reserves for the pending product liability lawsuits. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period. The Company regularly reviews this reserve and may make adjustments based on the number of pending and settled cases, as well as continuing legal defense strategy. As of December 31, 2006 the reserve was approximately $1.2 million. The Company will continue to review the adequacy of the associated reserves on a quarterly basis.

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

Federal Trade Commission Inquiry

On March 5, 2007, the FTC’s East Central Region (Cleveland, Ohio office), notified the Company that it is no longer pursuing an inquiry into the Company’s advertising and promotional activities for several of the Company’s Zicam products, including, Zicam® Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs. The inquiry was initiated pursuant to a letter from the FTC’s staff that management received on March 21, 2006, as supplemented by a letter dated October 16, 2006, to determine whether the Company engaged in unfair or deceptive acts or practices in violation of the Federal Trade Commission Act.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

Executive Officers of Matrixx

The names, ages, positions and business experience of each of our executive officers are listed below. Each executive officer is elected by our Board of Directors to hold office until his or her successor is appointed and qualified or until such earlier time as such officer may resign or be removed by the board.

Carl J. Johnson, 58, President and Chief Executive Officer

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

William J. Hemelt, 53, Executive Vice President, Operations, Chief Financial Officer, and Treasurer

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

Timothy L. Clarot, 52, Vice President of Research & Development

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

Lynn Romero, 42, Vice President of Administration and Secretary

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

James A. Marini, 45, Vice President of Sales

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

Our common stock has been quoted for trading on the Nasdaq Global Select Market (previously known as Nasdaq National Market) since April 24, 1996. From then until June 19, 2002, our stock traded under the symbol “GUMM.” Effective on June 20, 2002, in connection with our name change to Matrixx Initiatives, Inc., our stock trading symbol changed to “MTXX.” The following table sets forth, for the quarters indicated, the range of high and low prices of our common stock as reported by the Nasdaq Global Select Market.

	Market Price
	High	Low

Fiscal Year 2005
First Quarter	$12.60	$9.00
Second Quarter	$12.97	$9.70
Third Quarter	$14.87	$10.83
Fourth Quarter	$22.65	$13.91
Fiscal Year 2006
First Quarter	$26.22	$19.68
Second Quarter	$23.46	$12.78
Third Quarter	$19.19	$14.15
Fourth Quarter	$22.96	$15.49

As of March 1, 2007, we had approximately 6,300 record and beneficial stockholders.

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

Issuer Purchases of Equity Securities

In April 2004, the Company’s Board of Directors authorized a Common Stock Repurchase Program for up to 1.0 million shares of the Company’s common stock. During 2004, the Company purchased 17,900 shares of common stock at an aggregate cost of $157,081. The Company did not repurchase any of its common stock during 2006 and 2005.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for Matrixx for each of the years in the five-year period ended December 31, 2006. The financial data presented below is derived from Matrixx’s audited consolidated financial statements. We report Matrixx’s, Zicam, LLC’s, Zicam Swab Products, LLC’s, and Matrixx Oral Care LLC’s financial results on a consolidated basis. For additional information, see the financial statements of Matrixx and the notes thereto included elsewhere in this report. The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is qualified by reference thereto and to Matrixx’s financial statements and notes thereto.

	2006	2005	2004	2003	2002
	(000’s, except per share data)

Net sales	$96,231	$90,461	$60,231	$43,496	$23,548
Net income	$4,927	$3,078	$4,957	$3,344	$4,757
Net income per share of common stock — basic	$0.51	$0.32	$0.52	$0.36	$0.50
Net income per share of common stock — diluted	$0.49	$0.32	$0.52	$0.35	$0.50
Dividends per share	$—	$—	$—	$—	$—
Shares outstanding at year end	9,948	9,600	9,520	9,475	9,441
Total assets	$85,107	$86,442	$60,134	$50,077	$47,185
Long term obligations	$—	$—	$—	$—	$—
Stockholders’ equity	$58,087	$48,110	$44,126	$38,790	$35,155

Earnings for 2002 include the reversal of a valuation allowance of approximately $3.4 million. Earnings for 2005 include the recording of $8.5 million for expense related to settling litigation ($12.0 million settlement plus $1.3 million for litigation reserves, less $4.8 million of insurance reimbursement).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The Company develops, produces, markets and sells innovative, over-the-counter (OTC) healthcare products with an emphasis on those that utilize unique, novel and/or proprietary delivery systems that provide consumers with “Better ways to get Better®”. The Company currently markets its products within the $4.0 billion overall cough and cold category at retail. Our Zicam products are sold in the cold (3 nasal delivery products and 5 oral delivery products), allergy/sinus (3 Zicam nasal delivery), cough (cough sprays and RapidMelt tablets), and multi-symptom relief (4 oral delivery products) market groups of the overall cough and cold category. Our Nasal Comfort products are generally sold within the space allocated for allergy and sinus products at retail. We expect that our mix of products sold will change due to seasonality and varying growth rates within the market groups. Our products are currently available at all of the major food, drug, and mass merchant retailers.

The following table details our sales by product class with further details below:

Product Class	2006	%	2005	%	2004	%

Cold Remedy	$69,046,345	72%	$55,292,673	61%	$39,249,136	65%
Allergy/Sinus/Nasal Comfort	$15,468,683	16%	$20,163,688	23%	$13,357,491	22%
Cough	$6,059,285	6%	$6,514,769	7%	$7,624,308	13%
Multi-Symptom Cold/Flu	$5,656,467	6%	$8,489,465	9%	$0	n/a

Total Net Sales	$96,230,780	100%	$90,460,595	100%	$60,230,935	100%

Net sales for 2006 increased to approximately $96.2 million, or 6% above net sales in 2005 of $90.5 million. The increase in net sales is primarily attributable to increased sales of our Cold Remedy line of products, which include the two new Zicam Cold Remedy items that we began shipping in the third quarter of 2006 (Zicam Cold Remedy RapidMelts + Vitamin C and Zicam Cold Remedy ChewCaps). Sales of Zicam Cold Remedy products grew 25% and represented approximately 72% of our net sales. Additionally, sales of allergy/sinus products grew 1% in 2006; returns of Nasal Comfort products in 2006 exceeded sales by approximately $586,000. Cough and multi-symptom cold/flu product sales declined approximately 7% and 33%, respectively, in 2006. We began television advertising of our cough and multi-symptom cold/flu products in January of 2007. We expect the Zicam brand will continue to grow as we promote consumer awareness of our products, increase distribution of our products, and introduce new items.

Net income for 2006 was approximately $4.9 million compared to $3.1 million in 2005. Net income for 2005 included the impact of settling the Arizona litigation and recording a reserve for the remaining product liability lawsuits. The settlement impact was $12.0 million to settle the Arizona litigation and $1.3 million as a reserve for the remaining litigation, less approximately $4.8 million for insurance reimbursement, resulting in an $8.5 million ($5.0 million net of tax) charge (See Part I, Item 3 — “Legal Proceedings”).

We expect net income in future periods will be significantly affected by the level of sales, the timing and amount of our advertising and research and development expenses, and the timing and amount of expenses incurred in the defense of product liability matters. Expenditures for advertising and research and development will vary by quarter throughout the year and could be significantly different in future periods than the amounts incurred in the same period in earlier years. We expect that advertising expenses will be highest in the fourth and first calendar quarters in conjunction with the cough and cold season. We anticipate quarterly earnings will continue to vary along with the seasonality of sales and the level of marketing and research and development activities.

Because of the seasonality of our business, our Board of Directors has approved a change in our fiscal year in order to better align our operations and financial results with the entire cold season (our current fiscal year ends in the middle of the cold season). Our new fiscal year will begin April 1, 2007 and end on March 31, 2008. As in prior years, we believe the second calendar quarter of 2007 will result in a loss.

The Company’s management reviews several key indicators in evaluating overall performance:

1) We compare our year-to-date sales and net income performance against our stated annual goal for each. For fiscal 2006, our stated goal was to grow sales 25% to 35% and net income 15% to 25% above the level realized in 2005 (excluding the impact of an $8.5 million charge, net of expected recovery from insurance programs, recorded in the fourth quarter of fiscal 2005 for settling the Arizona litigation and recording a reserve for the remaining product liability lawsuits). We realized net sales growth of 6% in 2006. We believe the lower than expected sales growth is attributable to a slow start to the 2006/2007 cold season, sales of cough and multi-symptom cold/flu items not achieving expected growth rates, and low acceptance of Nasal Comfort. The lower than originally anticipated net income growth is directly related to the lower sales growth we recorded.

2) We monitor our share of the cough and cold market. For the 52 weeks ended December 31, 2006, retail sales of our products (as measured by three outlet syndicated scanner data, not including our largest customer, Wal-Mart) increased approximately 19% over the comparable period in the previous year, while the entire cough and cold category increased approximately 1% over the same period. The increased sales of our products for the 52 weeks ended December 31, 2006 achieved a share of approximately 2.7% of the entire cough and cold market compared to a share of 2.3% in 2005, and 1.7% in 2004.

3) We measure our ability to maintain strong gross margins on our products. During 2006, we achieved an average gross margin of 66%, which is below our goal of 70%, and below the average gross margin of 69% realized in 2005 (gross margins on our existing products vary between 50% and 80%). Average gross margins in 2006 were negatively impacted by higher than expected returns of Nasal Comfort and discontinued items, as well as start-up costs related to new products and enhancements to existing items.

4) We evaluate our operating performance by reviewing, over time, our ability to decrease administrative and general costs as a percentage of net sales. For 2006, our operating expenses (excluding R&D and product liability litigation related charges) were approximately 48% of our net sales compared to 46% in 2005. Operating expenses for the year, as a percentage of net sales, have been negatively impacted by lower than expected sales growth. Additionally, in 2006, we recorded approximately $800,000, or 1% of net sales, for expense related to responding to the FTC inquiry, which the FTC recently advised us it is no longer pursuing (see Part I, Item 3 — “Legal Proceedings — FTC Inquiry”).

5) We review the distribution of our products by key national retailers. Our ten largest retail customers (based on 2006 sales) carry, on average, 14 of our products (Zicam & Nasal Comfort). Those customers accounted for approximately 73% of our net sales in 2006 and 69% of net sales in 2005.

Seasonality and Quarterly Results

The products we currently market are seasonal in nature, and sales at retail generally increase as the level of population suffering from colds rises. The Company records sales when we ship products from our warehouse facilities. During the third calendar quarter, the Company usually realizes increased sales volume as retailers stock our products and order displays to prepare for the upcoming cough and cold season. Additional sales (re-orders) to retailers are highly dependent upon the incidence of illness within the population. Retail consumption of our products is highest during the cough and cold season, which usually runs from October through March. The Company begins extensive advertising campaigns to coincide with the cough and cold season and generally realizes higher advertising expense in the fourth and first quarters of each year. The April to June quarter of each year generally accounts for less than 10% of annual sales. Further, the Company records the expense for annual bonuses awards when goal attainment for the bonus is reached, which is generally reflected in fourth quarter results. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Certain information is set forth below for our quarterly and fiscal operations expressed in $000’s and as a percentage of net sales for the periods indicated:

Quarterly Results:

	2006
	Q1		Q2		Q3		Q4		FY
	2006	% NS	2006	% NS	2006	% NS	2006	% NS	2006	% NS
	$000s

Net Sales	$17,676		$8,206		$34,121		$36,227		$96,230

Marketing	$6,699	38%	$1,792	22%	$4,136	12%	$18,912	52%	$31,539	33%
Sales Expense	$568	3%	$336	4%	$1,272	4%	$1,126	3%	$3,302	3%
General & Administrative	$2,302	13%	$3,334	40%	$2,925	9%	$2,587	7%	$11,148	12%
Legal — Product Liability	$1,123	6%	$2,117	26%	$1,576	5%	$1,141	3%	$5,957	6%

Total Op Expenses	$10,692	61%	$7,579	92%	$9,909	29%	$23,766	65%	$51,946	54%

R&D	$1,127	6%	$1,863	23%	$1,150	3%	$545	2%	$4,685	5%

	2005
	Q1		Q2		Q3		Q4		FY
	2005	% NS	2005	% NS	2005	% NS	2005	% NS	2005	% NS
	$000s

Net Sales	$14,982		$6,255		$25,203		$44,022		$90,461

Marketing	$5,069	34%	$1,668	27%	$1,981	8%	$16,284	37%	$25,002	28%
Sales Expense	$614	4%	$431	7%	$1,233	5%	$3,038	7%	$5,316	6%
General & Administrative	$2,232	15%	$1,834	29%	$2,277	9%	$4,899	11%	$11,242	12%
Legal — Product Liability	$909	6%	$596	10%	$1,517	6%	$9,615	22%	$12,637	14%

Total Op Expenses	$8,823	59%	$4,529	73%	$7,008	28%	$33,836	77%	$54,197	60%

R&D	$500	3%	$966	15%	$784	3%	$1,820	4%	$4,069	4%

As noted previously, fiscal 2005 product liability litigation reflects $2 million in reimbursement from insurance carriers ($800,000 in Q1, $600,000 in Q2, $300,000 in Q3, and $300,000 in Q4) for defense costs. Additionally fourth quarter 2005 expense reflects recognition of approximately $8.5 million as expense related to settling the Arizona litigation and recording a reserve for the remaining lawsuits ($12.0 million settlement plus $1.3 million for litigation reserves, less $4.8 million of insurance reimbursement).

	2004
	Q1		Q2		Q3		Q4		FY
	2004	% NS	2004	% NS	2004	% NS	2004	% NS	2004	% NS
	$000s

Net Sales	$12,933		$3,392		$16,905		$27,002		$60,231

Marketing	$4,771	37%	$1,216	36%	$1,313	8%	$9,427	35%	$16,726	28%
Sales Expense	$665	5%	$123	4%	$862	5%	$1,406	5%	$3,056	5%
General & Administrative	$1,981	15%	$1,377	41%	$1,604	9%	$3,347	13%	$8,309	14%
Legal — Product Liability	$0	0%	$756	22%	$1,650	10%	$1,365	5%	$3,771	6%

Total Op Expenses	$7,417	57%	$3,471	103%	$5,429	32%	$15,545	58%	$31,862	53%

R&D	$470	4%	$522	15%	$354	2%	$541	2%	$1,887	3%

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

We believe that our critical accounting policies and estimates include the accounting for intangible assets and goodwill, accounting for income taxes, revenue recognition, accounting for sales returns and allowances associated with our products, and accounting for legal contingencies.

Intangible Assets and Goodwill:  We recorded approximately $15.0 million in goodwill in connection with the 40% Zicam, LLC interest acquired from Zensano, Inc. in December 2001. Under SFAS No. 142, goodwill must be tested when a triggering event occurs or at least annually to identify a potential impairment and the amount of any impairment loss. Factors that could affect this analysis would be significant loss of market share, a general decline in Zicam product sales, higher than expected increases in expenses and various other matters. Any change in key assumptions about the business or prospects of Zicam, LLC, or any change in market conditions or other externalities affecting Zicam, LLC, could result in an impairment charge, and such a charge could have a material adverse effect on our financial condition and results of operations. Our annual valuation of goodwill was completed in the third quarter of 2006 and no impairment was identified. No triggering events have occurred subsequent to the valuation performed in the third quarter of 2006.

Income Taxes:  In 2005 and 2006, we recorded income tax expense based on our estimated effective income tax rate for the year and will continue to do so in future periods. In 2005, we fully utilized the tax loss carryforward from prior years. In 2006, we recognized a tax benefit related to the charitable donation of cough products in the second quarter of 2006. We ended 2006 with a tax loss carryforward that we expect to fully utilize in 2007.

Revenue Recognition:  The Company recognizes revenue from product sales when earned, that is, when the risks and rewards of ownership have transferred to the customer, which is considered to have occurred upon shipment of finished product. Sales incentives, promotional allowances, and returns are estimated and recognized at the date of shipment based upon historical activity and agreements with customers. The Company evaluates these estimates on a monthly basis and revises them as necessary.

Customer Sales Returns and Allowances:  The estimate for product returns reflects our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects potential product returns. Prior to July 2006, we recorded a returns provision of 3% for products in distribution over a year and 7% for new items. We regularly review the similarities and differences of the new products relative to products for which we now have several years of product return experience. In July 2006, we adjusted our returns provision to 3.5% of gross sales for all of our products, including the new items that began shipping in the third quarter of 2006. Additionally, during 2006, we recorded a $2.5 million adjustment to our returns provision to account for increased returns of Nasal Comfort and discontinued products from a large customer. We will review the return provision at least quarterly and adjust the reserve amounts as actual product return experience continues to develop. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected.

Legal Contingencies:  We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. See Part I, Item 3- “Legal Proceedings” for information regarding our pending litigation. While we are vigorously defending ourself in these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. At the end of fiscal 2005, the Company has established a reserve of approximately $1.3 million solely for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions and was the amount that the Company believed that it could reasonably estimate would be spent to resolve the remaining cases. Some of the significant factors that were considered in the establishment of the reserve were: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy and structure in light of the Arizona settlement; and the number of cases that remain pending against the Company. There are events, such as the dismissal of any cases, the outcome of a trial, or rulings on pending evidentiary motions, that may have an impact on the Company’s conclusions as to the adequacy of the reserves for the pending product liability lawsuits. Based on the number of pending and settled cases, the Company maintained a reserve of approximately $1.2 million on December 31, 2006. The Company will continue to review the adequacy of the associated reserves on a quarterly basis. The Company followed the guidance of SFAS 5, “Accounting for Contingencies”, which states the Company is required to accrue a contingent loss when the loss is deemed probable.

Results Of Operations For The Year Ended December 31, 2006 Compared To The Year Ended December 31, 2005

Certain information is set forth below for our operations expressed in $000’s and as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2006		2005

Net sales	$96,230	100%	$90,460	100%
Cost of sales	32,445	34	28,201	31

Gross profit	63,785	66	62,259	69
Operating expenses	51,946	54	54,196	60
Research & development	4,685	5	4,069	5

Income from operations	7,154	7	3,994	4
Interest and other income	502	1	417	—
Interest expense	117	—	—	—

Income before income taxes	7,539	8	4,411	4
Provision for income taxes	2,612	3	1,333	1

Net income	$4,927	5%	$3,078	3%

Net Sales

Net sales for 2006 increased to approximately $96.2 million or 6% above net sales of $90.5 million in 2005. The increase is principally due to an increase in the number of units sold. We did not change the list price for our products during 2006. The increase in net sales is attributable to unit sales growth of Cold Remedy products, primarily oral delivery. We believe the increase in net sales was less than expected due to the slow start to the cold season in the fourth quarter of 2006. Sales of our cough and multi-symptom cold/flu relief products declined in 2006. We have begun new advertising for these products and anticipate sales increasing in the future. We experienced a large amount of Nasal Comfort returns in 2006 resulting in returns exceeding net sales for these products. We are investigating options to increase consumer acceptance of Nasal Comfort.

Cost of Sales

The cost of sales for 2006 increased approximately $4.2 million or 15% over the cost of sales in 2005. The increase is due to the higher number of units sold, as well as a higher average unit cost, in 2006. The cost per unit sold in 2006 increased approximately 6% compared to the cost per unit sold in 2005. Cost of goods sold were negatively affected by commercialization of new products, and higher costs associated with increased promotional displays. We expect unit cost reductions in 2007 due to the enhancements in the manufacturing process for our new swab and multi-symptom relief products.

Gross Profit

Gross profit for 2006 increased to approximately $63.8 million or $1.5 million above gross profit in 2005. The increased gross profit is due to the increased sales, partially offset by the higher cost per unit sold. The gross margin percentage achieved in 2006 decreased to 66% compared to the gross margin achieved in 2005 of 69%. The gross margin percentage on our current product offerings vary between 50% and 80%; therefore our average gross margin is affected by the relative mix of products sold. Our average gross margin percentage was below our goal of 70% primarily due to start-up costs for new items, a $2.5 million adjustment to our returns provision to account for increased returns of Nasal Comfort and discontinued products, and increased costs for promotional displays.

Operating Expenses

Operating expense for 2006 decreased to approximately $51.9 million from $54.2 million in 2005. Operating expense for 2006 decreased to approximately $51.9 million from $54.2 million in 2005, principally due to a decrease in product liability expense. In 2005, we recorded charges of $12 million to settle the Arizona litigation (less $4.8 million in expected insurance reimbursement) and $1.3 million to establish a reserve for the remaining litigation. This net decrease in cost of $8.5 million from 2005 was partially offset in 2006 by an increase in defense costs from $4.2 million in 2005 ($6.2 million less $2.0 million in expected insurance recoveries ) to $6.0 million in 2006. Legal costs in 2006 were also impacted by the cost of responding to the inquiry by the FTC.

During 2006 marketing and advertising expense increased $6.5 million (approximately $31.5 million in 2006 compared to $25.0 million in 2005). Advertising expense increased approximately $5.5 million to $25.3 million in 2006 from $19.8 million in 2005. Non-advertising marketing expense increased $1.0 million, primarily related to consumer research, public relations, and sampling programs.

Sales expense decreased $2.0 million during 2006 because bonus amounts for achieving sales goals were not earned. Similarly, labor expense decreased $1.7 million due to the failure to achieve goals related to the payment of officer and management bonuses.

Operating expenses were also impacted by a $600,000 cost associated with the charitable donation of cough products in 2006.

Research & Development

Research and development expense increased from approximately $4.1 million in 2005 to approximately $4.7 million in 2006. Our research and development expenses were related to developing new Zicam products introduced in 2006 and continuing work on our oral care and antacid product developments. We expect to continue investing 4% to 5% of annual net sales on our research and development efforts.

Interest & Other Income

Other income increased to $0.5 million in 2006, approximately $80,000 higher than 2005 due to higher interest income.

Interest Expense

In July 2006, we borrowed $4 million against our credit facility with Comerica Bank to fund seasonal working capital needs, resulting in approximately $116,000 in interest expense. We repaid the borrowing in the fourth quarter of 2006 and ended the year with no debt outstanding. We did not incur any interest expense during 2005.

Income Before Income Taxes

Income before income tax for 2006 increased to approximately $7.5 million from $4.4 million in 2005. The increase is related to the increase in sales and gross profit. Additionally, in 2005 there was an $8.5 million charge related to the settlement of litigation (net of insurance reimbursement) and the establishment of a reserve for remaining lawsuits. We expect that income in future periods will be significantly impacted by the success of our current products, new product introductions, and year-over-year changes in our advertising, research and development, and legal expenses.

Provision for Income Tax Expense

In 2006, we recorded a provision for income tax expense at our combined federal and state estimated, effective tax rates of 39%. We also recognized tax credits related to the charitable donation of cough product and investment in research and development.

Net Income

Net income increased approximately $1.8 million, or 60%, to approximately $4.9 million in 2006, compared to net income for 2005 of approximately $3.1 million. The increase reflects the higher sales and gross margin dollars in 2006. Net income in 2005 was adversely affected by litigation settlements and reserves (see Part I, Item 3 — “Legal Proceedings”).

Results Of Operations For The Year Ended December 31, 2005 Compared To The Year Ended December 31, 2004

Certain information is set forth below for our operations expressed in $000’s and as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2005		2004

Net sales	$90,460	100%	$60,231	100%
Cost of sales	28,201	31	18,405	31

Gross profit	62,259	69	41,826	69
Operating expenses	54,196	60	31,862	53
Research & development	4,069	5	1,887	3

Income from operations	3,994	4	8,077	13
Interest and other income	417	—	370	1
Interest expense	—	—	40	—

Income before income taxes	4,411	4	8,407	14
Provision for income taxes	1,333	1	3,450	6

Net income	$3,078	3%	$4,957	8%

Net Sales

Net sales for 2005 were approximately $90.5 million, or 50% above net sales of $60.2 million in 2004. During 2005 we did not change the list price for our products, although our cough and multi-symptom flu products have a list price below our cold remedy and allergy/sinus products. Approximately 42% of the $30.2 million increase in net sales was attributable to sales of the new Zicam flu relief and Nasal Comfort products introduced in the third quarter of 2005, while approximately 53% of the increase was due to increased unit sales of our Zicam Cold Remedy products, particularly the oral products introduced in 2003. The remainder of the increase was due to a 19% increase in unit sales of Zicam allergy and sinus products, offsetting a decline of approximately $1.1 million in Zicam Cough Mist sales.

Cost of Sales

The cost of sales for 2005 increased approximately $9.8 million or 53% over the cost of sales in 2004. The increase was primarily due to the higher number of units sold in 2005. The cost per unit sold in 2005 increased approximately 3% compared to the cost per unit sold in 2004. The higher average cost per unit is due to higher costs for the new flu relief and Nasal Comfort products introduced during 2005.

Gross Profit

Gross profit for 2005 was approximately $62.3 million, or 49% above gross profit in 2004, primarily due to the increase in sales. The gross margin percentage achieved in 2005 remained unchanged from the prior year’s gross margin of 69%. The gross margin percentage on our products is between 50% and 80%. Gross margin will continue to be affected by the relative mix of products sold. Average gross margin percentages were below our goal of 70% primarily due to higher costs for new items, particularly our flu products, and increased freight charges.

Operating Expenses

Operating expense for 2005 increased to approximately $54.2 million from $31.9 million in 2004. The increase was due to $8.5 million recognized for litigation resolution ($12.0 million for the Arizona settlement plus $1.3 million as a reserve for litigation, less $4.8 million for expected reimbursement from our insurance companies). Legal expense for product liability defense increased to approximately $4.2 million ($6.2 million for 2005 legal defense expense less $2.0 million for reimbursement from our insurance carriers for legal expenses incurred in 2004 and 2005) compared to legal expense for product liability defense of $3.8 million in 2004.

Also contributing to higher expense was an increase in marketing and advertising expenses of $8.3 million (approximately $25.0 million in 2005 compared to $16.7 million in 2004). Advertising expense increased approximately $5.0 million to $19.8 million in 2005 from $14.8 million in 2004. Non-advertising marketing expense increased $3.3 million, primarily related to consumer research, public relations, and sampling programs. Sales expense increased $2.3 million during 2005 primarily due to increased expense for our retail coverage and higher sales commission expense of $1.8 million. Our labor expense increased $1.8 million, which is related to the addition of 11 new employees in 2005, and the recording of year-end bonuses awarded for achieving annual goals. We also experienced an increase of $1.2 million for our general and administrative expenses. The majority of this increase is due to increased quality control and customer service expense.

Research and Development

Research and development expense increased from approximately $1.9 million in 2004 to $4.1 million in 2005. We continue to invest in research and development efforts and remain focused on developing new products.

Interest & Other Income

Other income increased to $0.4 million in 2005, approximately $50,000 higher than 2004. The increase was attributable to interest income associated with our increased cash position and higher interest rates.

Interest Expense

We did not incur any interest expense during 2005. In July 2004, we borrowed $2 million against our credit facility with Comerica Bank, resulting in $40,000 in interest expense. We repaid the borrowing in the fourth quarter of 2004 and ended the year with no debt outstanding.

Income Before Income Taxes

Income before income tax for 2005 decreased 48% to approximately $4.4 million from $8.4 million in 2004. The decrease was due to the recording of $8.5 million related to the settlement of litigation and the reserve for remaining lawsuits, which offsets the increase in sales of $30.3 million and gross profit of $20.4 million. We expect that income in future periods will be significantly impacted by the success of our current products, new product introductions, and year-over-year changes in our advertising, research and development, and legal expenses.

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

Liquidity and Capital Resources

Our working capital increased to $37.6 million as of December 31, 2006 from $27.5 million as of December 31, 2005, an increase of approximately $10.1 million. During 2006, we experienced an increase in available cash of approximately $1.7 million.

The principal use of cash in operations was $12.0 million paid to settle the Arizona consolidated litigation, offset by approximately $3.4 million received for insurance reimbursements. Cash increased due to approximately $2.5 million received from the issuance of common stock upon the exercise of stock options.

During 2006, $4.5 million of restricted cash, associated with our prior self funded insurance program, was released in April (see below) and the Company reinvested approximately $4.2 million to complete a new automated manufacturing line to produce our swab product. Additionally, during 2006 the Company acquired approximately $364,000 of tooling related to our new Zicam products, and invested $250,000 in our new research and development facility.

The Company’s principal source of liquidity is cash generated from sales of our products to retailers and distributors. The majority of sales are given 30 day credit terms; however, payment terms are occasionally extended, as retailers begin to increase inventory of our products prior to the onset of the cough and cold season. The Company records an estimated allowance for potentially uncollectible accounts, which is reviewed on a monthly basis. We believe our allowance as of December 31, 2006 is adequate.

The change in accounts receivable, inventory, accounts payable and accrued expenses largely reflects the increase in the Company’s business and reflects the seasonal nature of the Company’s business. The Company records the bulk of its sales, which is reflected in higher accounts receivable, in the third, fourth and first calendar quarters; builds inventory during the second through fourth quarter periods; and advertises its products, which is the largest component of accrued expenses, in the fourth and first quarters. Although affected by the build-up of inventory in the second through fourth quarters, accounts payable and accrued expenses are more significantly affected by advertising spending, which largely occurs in the fourth and first quarters. Generally, to the extent our operations are profitable, our business is cash-flow positive. We do have working capital requirements arising from the increase of inventory and accounts receivable in excess of the increase in accounts payable, but these vary throughout the year reflecting the seasonal nature of our business.

Historically, the Company has had very low capital expenditures since we rely on contract manufacturers to produce our products. Typical capital expenditures include investments in technology, office furniture, and leasehold improvements, and small tooling requirements. However, during 2006 the Company spent approximately $4.2 million for an automated manufacturing line that will produce our swab products. In addition, the Company occasionally provides deposits and prepayments to our manufacturers to improve and increase manufacturing capabilities for our products. During 2007 the Company expects to invest approximately $500,000 in equipment for our new research and development facility.

In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. Under the program, we agreed to reimburse our insurer for its claims administration expenses and for amounts paid out by it in settlement of product liability claims filed after the initial date of the program and which are not covered by insurance programs from prior years. The terms of the program required us to maintain an irrevocable, evergreen letter of credit issued by a bank or other financial institution to secure our reimbursement obligations to our insurer. We had a $5.0 million letter of credit with Comerica Bank and had reserved an equal amount of cash to secure repayments of amounts that become due under the letter of credit. The $5.0 million reserve was classified as restricted cash on the December 31, 2005 consolidated balance sheet and was invested in an interest-bearing certificate of deposit. The settlement of the consolidated Arizona litigation in January of 2006 exhausted this policy. In April 2006, we replaced the self-funded insurance program with a limited traditional insurance program. This new insurance program does not cover lawsuits existing prior to April 2006, and only applies to any new claims made after the new policy became effective. The new policy requires a $500,000 letter of credit instead of a $5.0 million letter of credit, as was required under the previous policy.

We have a $4.0 million credit facility with Comerica Bank that was renewed in 2005 and expires in July 2007. The interest rate under the new credit facility is prime plus 0.25% (or 8.5% at December 31, 2006). In July 2006, we borrowed $4 million under the facility to support our working capital requirements in the third quarter of 2006. We fully repaid the debt in the fourth quarter of 2006. We are in compliance with the earnings and financial covenants contained in the credit facility. We believe that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months.

Contractual Obligations

We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations
	Payments Due by Period as of December 31, 2006
		Less Than	1-3	3-5	After
	Total	1 Year	Years	Years	5 Years
	(In thousands of dollars)

Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	687	274	315	98	0
Purchase Obligations	4,125	4,125	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$4,812	$4,399	$315	$98	$0

Recently Issued Accounting Standards

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the Company to measure the cost of services received in exchange for equity instruments based on the grant-date fair value of the award, with that cost being recognized to expense over the requisite service or vesting period. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such equity instruments. The Company uses the Black-Scholes option-pricing model in valuing such equity instruments. Upon adoption, the Company transitioned to SFAS No. 123R using the Modified Prospective Application (MPA) transition method, whereby compensation cost is recognized for new awards and awards modified after the effective date, and to that portion of outstanding awards for which part or all of the requisite service will be rendered on or after the effective date, with prior periods’ stock-based compensation for option plan activity still presented on a pro forma basis. As a result of the adoption of SFAS No. 123R, for the full year 2006, the Company recognized pre-tax charges of $150,800 as compensation expense, approximately $93,000 after tax, related to unvested options as of January 1, 2006. The Company is expecting to recognize additional pre-tax charges of $41,478 during 2007 in association with the non-vested stock options. These charges will not affect the Company’s cash position. The Company anticipates future option grants will be minimal and has a preference for granting restricted stock awards in the future.

On February 7, 2005, the Company’s Compensation Committee approved a new executive stock ownership requirement and approved the immediate vesting of all outstanding stock options previously granted under the Company’s option plans, including those granted to executive officers and directors, for which the option exercise price was above the closing price on February 7, 2005.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006. The interpretation applies to tax positions within the scope of SFAS No. 109, Accounting for Income Taxes. Interpretation 48 is a two-step process for recognition and evaluation of tax positions. It requires the Company to assess whether a tax position is “more-likely-than-not” to be sustained and then to determine the amount of the tax position to be recognized in the financial statements. The Company will implement Interpretation No. 48 at the beginning of its next fiscal year and transition period beginning January 1, 2007. Adoption of FIN 48 is not expected to have a material impact on our earnings, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), effective for fiscal years beginning after November 15, 2007. SFAS 157 provides guidance on how to measure assets and liabilities that use fair value, and expands disclosure about fair value measurement. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. We will adopt SFAS 157 in the first quarter of 2008 and have begun the process of evaluating the expected impact of SFAS 157 on our Consolidated Financial Statements. Adoption of SFAS No. 157 is not expected to have a material impact on our earnings, financial position, or cash flows.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements in determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB No. 108 as of December 31, 2006 and its adoption did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. The FASB issued SFAS No. 159 to mitigate earnings volatility that arises when financial assets and liabilities are measured differently, and to expand the use of fair value measurement for financial instruments. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Forward Looking Statements

This Report on Form 10-K, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:

•	our belief that the reserve for litigation losses will be sufficient to resolve the remaining cases;

•	our expectations regarding net sales and net income and our expectations for the second calendar quarter of 2007;

•	our belief that growth in sales of the Cough products will occur;

•	our belief that new advertising approaches and public relations efforts will continue to build brand awareness;

•	our anticipation that we will continue to incur approximately $1.0 to $1.5 million in legal expense each quarter as a result of the Zicam Cold Remedy product liability and securities litigation in which we are engaged;

•	our intention to vigorously defend the Zicam Cold Remedy product liability and securities litigation claims, our expectation that additional product liability lawsuits may be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;

•	our expectation that the trend of growth in sales in future periods will continue as we expand consumer awareness and acceptance of our entire Zicam brand of products, increase distribution, introduce new products, and avoid additional adverse publicity;

•	our expectation regarding future net income, our belief that expenditures for advertising and research and development will vary by quarter throughout the year, and our expectation that advertising expenses will be heaviest in our first and fourth fiscal quarters;

•	our expectation of the effect of recently issued accounting standards;

•	our expectation that our mix of products sold will change due to seasonality and varying growth rates within our four market categories;

•	our expectation of our 10 largest retailers adding new products;

•	our expectation of continuing profitability in future years;

•	our intention to review our product return reserve provision monthly and adjust the reserve amounts as actual product return experience continues to develop, and our expectation that a 3.5% sales returns allowance will be adequate for our Zicam products;

•	our expectation of making income tax payments at our statutory rates in future years;

•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold;

•	our expectation that our net income and operating expenses in future periods will vary largely in connection with the level of our advertising, research and development, and legal expenses;

•	our expectation that research and development spending will be 4% to 5% of annual net sales in subsequent years;

•	our expectation that earnings in future periods will be significantly impacted by the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;

•	our belief that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months;

•	our expectation regarding reimbursement for legal expense from our insurance carriers;

•	our having no plans to directly manufacture and store our products;

•	our expectation that our manufacturers will have produced inventory available for sales of products through the 2007-2008 cough and cold season;

•	our expectation of achieving a higher gross margin in the future; and

•	our belief that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

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

Statements in this Report on Form 10-K, including those set forth in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors that could contribute to or cause actual results to differ materially from our expectations. Other such factors include (i) less than anticipated demand for our current and future products, (ii) a weak cough and cold season, (iii) lack of market acceptance for or uncertainties concerning the efficacy or safety of our current and future products or regulatory actions involving our products, (iv) difficulties in increasing production or maintaining sufficient inventories to meet unexpectedly high demand in the short term, (v) financial difficulties encountered by one or more of our principal customers, (vi) difficulties in obtaining additional capital for marketing, research and development, and other expenses, (vii) material litigation involving patent and contractual claims, product liability claims, consumer issues and securities violation claims, (viii) the possibility of delays or other difficulties in implementing new product improvements and introducing to the marketplace new products and brands, (ix) the possibility that future sales of our products will not be as strong as expected, and (x) adverse publicity regarding our products or advertising restrictions.

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

Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank. At no time during fiscal 2005 did we have any outstanding balance against this line of credit. In July 2006, we borrowed $4 million against our credit facility with Comerica Bank. The primary purpose for the borrowing was to provide additional liquidity as we built inventory for expected increases in sales during the second half of 2006. We generally extend payment terms for customers during the third quarter as customers purchase new products and build inventory for the upcoming cough and cold season. We repaid the debt in the fourth quarter of 2006 and ended fiscal 2006 with no debt. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

As of December 31, 2006 and December 31, 2005, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal 2006) or commodity price risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Matrixx, including the Notes to those statements, are included in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. This includes communicating information required to be disclosed to management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding the required disclosure. There were no significant changes in our internal controls over financial reporting during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no corrective actions necessary, with regard to significant deficiencies or material weaknesses in our controls.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined by rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Mayer Hoffman McCann, P.C., the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The report is included below in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Matrixx Initiatives, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Matrixx Initiatives, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 13, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  Mayer Hoffman McCann, P.C.
MAYER HOFFMAN MCCANN P.C.

Phoenix, Arizona
March 13, 2007

ITEM 9B.	OTHER INFORMATION

On February 9, 2007, the Board of Directors of the Company approved a change in the Company’s fiscal year end from December 31 to March 31. In March 2007 the Company will file a Report on Form 10-K for its fiscal year ended December 31, 2006. In June 2007, the Company anticipates filing a transition report on Form 10-K for the period January 1, 2007 to March 31, 2007.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item for our executive officers is set forth in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of Matrixx.” Other information required by this Item is set forth in our Proxy Statement relating to our 2007 annual meeting of stockholders to be held on May 15, 2007 (the “2007 Proxy Statement”), under the headings, “Information Concerning Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Additional Information — How do we submit shareholder proposals and director nominations for the next Annual Meeting?” and “Information about our Board, Its Committees and our Corporate Governance — What are the responsibilities of the Audit Committee?” and is incorporated herein by this reference as if set forth in full.

We have adopted a Code of Ethics that applies to our principal executive officer, our principal financial officer and our controller, as well as to all of our other employees. A copy of the Code of Ethics was attached as an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2003 and is available on our website (www.matrixxinc.com). We will make a copy of the Code of Ethics available to any person without charge, upon request, by writing to Matrixx Initiatives, Inc., 4742 N. 24th Street, Suite 455, Phoenix, AZ 85016, Attn: Corporate Secretary. If we make any substantive amendment to the Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver in a Report on Form 8-K within four business days after such amendment is made or such waiver is given.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth in the 2007 Proxy Statement, under the headings, “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by this reference as if set forth in full.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item for certain of our beneficial owners is set forth in the 2007 Proxy Statement, under the heading, “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by this reference as if set forth in full.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2006 with respect to our compensation plans and individual compensation arrangements under which our equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision to us of goods or services.

Number of
	Number of		Securities
	Securities to be		Remaining
	Issued Upon		Available for
	Exercise of	Weighted-Average	Future Issuance
	Outstanding	Exercise Price	Under Equity
	Options,	of Outstanding	Compensation Plans
	Warrants,	Options, Warrants,	(Excluding Securities
Plan Category	and Rights	and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	696,235	$12.25	416,096
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	696,235	$12.25	416,096

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in the 2007 Proxy Statement, under the headings, “Information About our Board, Its Committees and our Corporate Governance,” “What are our processes and procedures for considering and determining executive compensation? — The Compensation Committee” and “Related Party Transactions” and is incorporated herein by this reference as if set forth in full.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in the 2007 Proxy Statement, under the heading, “Audit Matters” and is incorporated herein by this reference as if set forth in full. The information set forth in the 2007 Proxy Statement under the heading “Report of the Audit Committee” is not incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Matrixx Initiatives, Inc.

We have audited the accompanying consolidated balance sheets of Matrixx Initiatives, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Mayer Hoffman McCann, P.C.
MAYER HOFFMAN MCCANN P.C.

Phoenix, Arizona
March 13, 2007

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$13,947,622	$12,266,671
Accounts receivable:
Trade, net of allowance for doubtful accounts of $410,696 and $642,915	23,569,252	28,719,382
Other receivable	304,775	1,234,886
Insurance receivable	1,402,967	4,800,000
Inventories	16,785,344	8,803,135
Prepaid expenses	754,303	837,877
Interest receivable	46,254	124,533
Income tax receivable	1,370,277	—
Deferred tax asset	3,831,188	5,488,704

Total Current Assets	62,011,982	62,275,188

Property and Equipment, at cost:
Office furniture and computer equipment	1,304,627	1,209,233
Machine tooling and manufacturing equipment	5,203,526	616,645
Laboratory furniture and equipment	134,889	39,194
Leasehold improvements	318,078	178,757

	6,961,120	2,043,829
Less accumulated depreciation	(1,434,078)	(803,479)

Net Property and Equipment	5,527,042	1,240,350

Other Assets:
Deposits	205,463	1,008,309
Other assets	82,770	57,963
Restricted cash	500,000	5,000,000
Debt issuance costs, net of accumulated amortization of $40,229 and $29,166	15,003	46,262
Patents, net of accumulated amortization of $413,488 and $283,437	1,724,629	1,774,235
Goodwill	15,039,836	15,039,836

Total Other Assets	17,567,701	22,926,605

Total Assets	$85,106,725	$86,442,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,314,105	$8,741,651
Accrued expenses	5,893,542	7,774,871
Sales commission	817,435	2,600,467
Sales returns and allowances	2,732,120	3,880,552
Legal liability	1,171,500	13,245,000
Accrued taxes	—	882,611

Total Current Liabilities	25,928,702	37,125,152

Deferred tax liability	1,090,578	1,207,356

Total Liabilities	27,019,280	38,332,508
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,947,752 and 9,599,529 shares issued and outstanding	9,948	9,599
Additional paid in capital	48,484,197	43,433,364
Retained earnings	9,989,604	5,062,976

	58,483,749	48,505,939
Less common stock held in treasury, at cost (53,800 and 53,800 shares)	(396,304)	(396,304)

Total Stockholders’ Equity	58,087,445	48,109,635

Total Liabilities and Stockholders’ Equity	$85,106,725	$86,442,143

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

Net sales	$96,230,780	$90,460,595	$60,230,935
Cost of sales	32,445,499	28,201,154	18,404,822

Gross Profit	63,785,281	62,259,441	41,826,113
Selling, general and administrative expenses	51,946,219	54,196,370	31,861,745
Research and development	4,684,837	4,069,367	1,886,906

Income From Operations	7,154,225	3,993,704	8,077,462

Other Income (Expense):
Interest and other income	501,845	417,724	369,412
Interest expense	(116,639)	—	(39,778)

Total Other Income	385,206	417,724	329,634

Income Before Provision For Income Taxes	7,539,431	4,411,428	8,407,096
Provision for income taxes	2,612,803	1,332,936	3,449,625

Net Income	$4,926,628	$3,078,492	$4,957,471

Net Income Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,620,362	9,486,288	9,494,210
Net Income Per Share of Common Stock	$.51	$.32	$.52

Diluted:
Weighted Average Number of Common Shares Outstanding	9,965,786	9,769,922	9,580,765
Net Income Per Share of Common Stock	$.49	$.32	$.52

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Series A				Additional			Total
	Preferred Stock		Common Stock		Paid in	Treasury	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Equity

Balance at December 31, 2003	—	$—	9,474,601	$9,475	$41,993,189	$(239,223)	$(2,972,987)	$38,790,454
Issuance of common stock upon exercise of stock options	—	—	47,334	47	503,892	—	—	503,939
Repurchase shares of the Company’s common stock (17,900 shares)	—	—	—	—	—	(157,081)	—	(157,081)
Forfeiture of restricted stock pursuant to the Company’s restricted stock bonus program	—	—	(1,737)	(2)	(23,349)	—	—	(23,351)
Income tax benefit from the exercise of stock options	—	—	—	—	54,130	—	—	54,130
Net income	—	—	—	—	—	—	4,957,471	4,957,471

Balance at December 31, 2004	—	—	9,520,198	9,520	42,527,862	(396,304)	1,984,484	44,125,562
Issuance of common stock upon exercise of stock options	—	—	23,134	23	184,106	—	—	184,129
Issuance of restricted stock pursuant to the Company’s restricted stock bonus program	—	—	56,197	56	641,052	—	—	641,108
Income tax benefit from the exercise of stock options	—	—	—	—	80,344	—	—	80,344
Net income	—	—	—	—	—	—	3,078,492	3,078,492

Balance at December 31, 2005	—	—	9,599,529	9,599	43,433,364	(396,304)	5,062,976	48,109,635
Issuance of common stock upon exercise of stock options	—	—	244,965	245	2,479,671	—	—	2,479,916
Issuance of restricted stock pursuant to the Company’s restricted stock program	—	—	103,258	104	1,342,960	—	—	1,343,064
Income tax benefit from the exercise of stock options	—	—	—	—	1,077,402	—	—	1,077,402
Stock option expense pursuant to SFAS 123R	—	—	—	—	150,800	—	—	150,800
Net income	—	—	—	—	—	—	4,926,628	4,926,628

Balance at December 31, 2006	—	$—	9,947,752	$9,948	$48,484,197	$(396,304)	$9,989,604	$58,087,445

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

Cash Flows From Operating Activities:
Net income	$4,926,628	$3,078,492	$4,957,471
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	630,599	345,761	209,990
Amortization	170,691	83,415	60,831
Provision for bad debts	(232,219)	87,675	(46,117)
Deferred income taxes	1,540,738	(88,142)	3,122,634
Common stock issued for compensation	2,571,266	641,108	(23,351)
Changes in assets and liabilities:
Accounts receivable	6,312,460	(17,655,917)	(868,398)
Insurance receivable	3,397,033	(4,800,000)	—
Interest receivable	78,279	(66,875)	(57,658)
Income tax receivable	(1,370,277)	—	—
Inventories	(7,982,209)	(1,561,701)	(3,973,830)
Prepaid expenses and other	58,767	(8,254)	(271,796)
Accounts payable	6,572,454	4,042,335	(1,127,532)
Accrued expenses	(4,546,972)	3,471,133	4,061,446
Legal liability	(12,073,500)	13,245,000	—
Sales returns and allowances	(1,148,432)	1,275,292	870,692

Net Cash Provided (Used) By Operating Activities	(1,094,694)	2,089,322	6,914,382

Cash Flows From Investing Activities:
Capital expenditures	(4,997,736)	(1,867,296)	(241,875)
Deposits and other	802,846	(788,119)	(7,493)
Restricted cash	4,500,000	—	5,000,000

Net Cash Provided (Used) By Investing Activities	305,110	(2,655,415)	(5,249,368)

Cash Flows From Financing Activities:
Proceeds from borrowing	4,000,000	—	2,000,000
Principal payments on notes payable	(4,000,000)	—	(2,000,000)
Debt issuance costs	(9,381)	(45,851)	—
Issuance of common stock	2,479,916	184,129	503,939
Purchase of treasury stock	—	—	(157,081)

Net Cash Provided By Financing Activities	2,470,535	138,278	346,858

Net Increase (Decrease) in Cash and Cash Equivalents	1,680,951	(427,815)	2,011,872
Cash and Cash Equivalents at Beginning of Year	12,266,671	12,694,486	10,682,614

Cash and Cash Equivalents at End of Year	$13,947,622	$12,266,671	$12,694,486

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$115,222	$—	$39,778
Income taxes	2,021,243	814,164	356,739

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization

Gum Tech International, Inc. (the “Company”) was incorporated in Utah on February 4, 1991 to develop, market and distribute specialty chewing gum products for branded and private label customers, as well as products marketed under the Company’s brand. The Company sold its gum operations in July 2001. On June 18, 2002, the Company completed its previously announced plans to reincorporate in Delaware and change its name to Matrixx Initiatives, Inc. (“Matrixx” or the “Company”). The reincorporation and name change were effectuated through a merger of the Company (then Gum Tech International, Inc.) with and into its wholly-owned Delaware subsidiary, Matrixx Initiatives, Inc. The timing of the merger (including the resulting reincorporation and name change) immediately followed the receipt of approval of the Company’s shareholders at its regularly scheduled annual meeting held on such date. The authorized capital stock of Matrixx consists of (i) 30,000,000 shares of common stock, $.001 par value, (“common stock”), and (ii) 2,000,000 shares of preferred stock, $.001 par value. Upon the effectiveness of the merger, each share of Gum Tech International, Inc. common stock issued and outstanding immediately before the merger, was extinguished and converted into one issued and outstanding share of Matrixx common stock. All dollar amounts have been retroactively restated for the change in the capital structure.

The Company’s sole business segment in 2006, 2005, and 2004 was developing, marketing and selling over the counter products with an emphasis on those that utilize unique or novel delivery systems through a wholly-owned subsidiary, Zicam, LLC. During 2005, we formed Zicam Swab Products, LLC (ZSP) to purchase the dry handle swab technology from Viridian Packaging Solutions, LLC. During 2006, we formed Matrixx Oral Care, LLC (MOC) to pursue development of an over the counter oral care product.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Zicam, ZSP, and MOC. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the consolidated financial statements, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash deposits in each institution are insured in limited amounts by the Federal Deposit Insurance Corporation (FDIC).

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoice amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. The Company determines the allowance based on historical write-off experience, current market trends and, for larger accounts, the ability to pay outstanding balances. Past due balances over 90 days and other higher risk amounts are reviewed individually and collectively. In addition, the Company maintains a general reserve for all invoices by applying a percentage based on historical trends. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

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

Property and Equipment

Depreciation of the primary asset classifications is calculated based on the following estimated useful lives using the straight-line method.

Useful Life
Classification	in Years

Machine tooling and manufacturing equipment	3-7
Office furniture and computer equipment	3-5
Leasehold improvements	2-3

Depreciation of property and equipment charged to operating expenses was $630,599, $345,761, and $209,990 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is assessed at least annually for impairment using the fair value methodology. The Company completed its annual assessment in the third quarter. There were no impairments recorded in any period presented.

The original Cold Remedy patent is being amortized using the straight-line method over the remaining term of the patent at the date of purchase of 16.75 years. The estimated aggregate amortization expense for the Company’s Cold Remedy patent is $67,081 on an annual basis for each of the next five years. Amortization expense for the Cold Remedy patent was $67,081 for each of the years ending December, 31, 2006, 2005, and 2004, respectively. The patent acquired on October 31, 2005 related to the Zicam Cold Remedy dry handle swab products is being amortized using the straight-line method over the remaining term of the patent, which, at the date of purchase was 14.88 years. The estimated aggregate amortization expense for the Zicam Cold Remedy dry handle swab patent is $62,971 on an annual basis for each of the next five years. Amortization expense was $62,971 and $10,495 for the years ending December 31, 2006 and 2005, respectively.

The Company recorded $8,748 in 2006 for debt issuance costs related to the $500,000 letter of credit associated with the product liability insurance policy that began in April 2006. The Company recorded $23,327 in 2005, for debt issuance costs related to the $5.0 million letter of credit established for the self-structured product

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability insurance policy that began in April 2004. These costs are amortized over one year. The Company amortizes the debt issuance costs associated with the Company’s Comerica Bank credit facility over the term of the facility. During 2005 the Company recorded $45,851 related to the renewal of the credit facility with a term through June 30, 2007. The Company recorded $31,893 in 2006 for amortization of expenses related to the Company’s Comerica Bank credit facility. The Company recorded $31,287 in 2005 for amortization of expenses related to the letter of credit and the credit facility.

Goodwill is considered to have an indefinite life and, therefore, it is not amortized, but instead is tested for impairment at least annually. There was no impairment recorded in 2006, 2005, or 2004.

Revenue Recognition

The Company recognizes revenue from product sales when the risks and rewards of ownership have transferred to the customer. Transfer of risks and rewards is considered to have occurred upon shipment of the finished product. Sales incentives and returns are estimated and recognized as a reduction from revenue at the date of shipment based upon historical activity and current agreements with customers. The Company evaluates these estimates on a monthly basis and revises them as necessary.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R (Revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the Company to measure the cost of services received in exchange for equity instruments based on the grant-date fair value of the award, with that cost being recognized to expense over the requisite service or vesting period. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such equity instruments. The Company uses the Black-Scholes option-pricing model in valuing such equity instruments. Upon adoption, the Company transitioned to SFAS No. 123R using the Modified Prospective Application (MPA) transition method, whereby compensation cost is recognized for new awards and awards modified after the effective date, and to that portion of outstanding awards for which part or all of the requisite service will be rendered on or after the effective date. Prior periods’ stock-based compensation for option plan activity is still presented on a pro forma basis. As a result of the adoption of SFAS No. 123R, in 2006 the Company recognized pre-tax charges of $150,800 as compensation expense, approximately $93,000 after tax, related to unvested options as of January 1, 2006. The Company is expecting to recognize additional pre-tax charges of approximately $41,500 during 2007 in association with the non-vested stock options. These charges will not affect the Company’s cash position.

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

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the effect on net income and earnings per share as if compensation expense had been recorded for the years ended December 31, 2005 and December 31, 2004 based on the fair value method under SFAS No. 123. The reported and pro forma net income and earnings per share for the year ended December 31, 2006 are the same since share-based compensation expense is calculated under the provisions of SFAS No. 123R.

	2005	2004

Net income applicable to common shareholders, as reported	$3,078,492	$4,957,471
Add stock-based employee compensation expense included in net earnings, net of tax	—	—
Less stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	1,546,183	1,475,313

Proforma Net Income	$1,532,309	$3,482,158

Net income per share of common stock:
Basic:
As reported	$0.32	$0.52
Pro forma	$0.16	$0.37
Diluted
As reported	$0.32	$0.52
Pro forma	$0.16	$0.36

The fair value for options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2005 and 2004.

	2005	2004

Risk-free interest rate	3.66%	3.25%
Expected life	5.00 years	4.95 years
Expected volatility	61.40%	66.44%
Expected dividend yield	0%	0%

Comprehensive Income

Comprehensive income consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States of America, are excluded from net income (loss). Such items consist primarily of unrealized gains and losses on marketable equity securities and foreign translation gains and losses. The Company has not had any such items in the prior three years and, consequently, net income (loss) and comprehensive income (loss) are the same.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of sales.

Income Taxes

Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

Research and Development

Research and development costs are expensed as incurred.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising

The Company advertises primarily through television and print media. The Company expenses advertising costs, including production costs, as incurred. Advertising expense was $25,328,236, $19,763,522, and $14,761,776 for the years ended December 31, 2006, 2005, and 2004, respectively.

Net Income Per Share of Common Stock

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the treasury stock method.

The schedule below summarizes the elements included in the calculation of basic and diluted earnings per common share for the years ended December 31, 2006, 2005 and 2004. Options, warrants and other incremental shares to purchase 264,752 and 341,938 shares of common stock at December 31, 2005 and 2004, respectively, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. The shares were anti-dilutive because the share exercise price exceeded the average market price of the common stock during the period.

	Year Ended December 31,
	2006	2005	2004

Net income applicable to common shareholders	$4,926,628	$3,078,492	$4,957,471

Weighted average common shares outstanding — Basic	9,620,362	9,486,288	9,494,210
Dilutive securities	345,424	283,634	86,555

Weighted average common shares outstanding — Diluted	9,965,786	9,769,922	9,580,765

Net Income per common share:
Basic	$0.51	$0.32	$0.52
Diluted	$0.49	$0.32	$0.52

Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006. The interpretation applies to tax positions within the scope of SFAS No. 109, Accounting for Income Taxes. Interpretation 48 is a two-step process for recognition and evaluation of tax positions. It requires the Company to assess whether a tax position is “more-likely-than-not” to be sustained and then to determine the amount of the tax position to be recognized in the financial statements. The Company implemented Interpretation No. 48 on January 1, 2007. Adoption of FIN 48 is not expected to have a material impact on our earnings, financial position, and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, effective for fiscal years beginning after November 15, 2007. SFAS 157 provides guidance on how to measure assets and liabilities that use fair value, and expands disclosure about fair value measurement. SFAS 157 will apply whenever another

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. We will adopt SFAS 157 in the first quarter of 2008. Adoption of SFAS No. 157 is not expected to have a material impact on our earnings, financial position, and cash flows.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements in determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB No. 108 as of December 31, 2006 and its adoption did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. The FASB issued SFAS No. 159 to mitigate earnings volatility that arises when financial assets and liabilities are measured differently, and to expand the use of fair value measurement for financial instruments. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Inventories

Inventories consist of the following at December 31, 2006 and 2005:

	2006	2005

Raw materials and packaging	$5,209,623	$3,520,013
Finished goods	11,575,721	5,283,122

Total	$16,785,344	$8,803,135

3.	Current Notes Payable

The Company has a $4.0 million line of credit with Comerica Bank due in July 2007 with interest at prime plus 0.25% (or 8.5% at December 31, 2006), collateralized by accounts receivable, inventory, property and equipment, intangible assets and other assets of the Company. The line also contains various financial covenants regarding liquidity, tangible net worth, and other financial ratios. Also, the Company cannot incur a loss for any two consecutive quarters and the Company cannot incur a loss for any fiscal year. The Company is also restricted from paying dividends without the lender’s consent. In July 2006, we borrowed $4.0 to fund seasonal working capital needs. We repaid the borrowing in the fourth quarter of 2006 and ended the year with no debt outstanding. We are in compliance with the earnings and financial covenants contained in the credit facility.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Reserves

The following schedules summarize the activity in the reserves for sales returns and allowances and allowance for doubtful accounts for each of the years ended 2006, 2005, 2004:

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period

Reserves for Sales Returns and Allowances
December 31, 2004	$1,734,568	$8,134,044	$7,263,352	$2,605,260
December 31, 2005	2,605,260	11,796,458	10,521,166	3,880,552
December 31, 2006	3,880,552	14,871,924	16,020,356	2,732,120

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period

Allowance for Doubtful Accounts
December 31, 2004	$601,357	$87,934	$134,051	$555,240
December 31, 2005	555,240	92,568	4,893	642,915
December 31, 2006	642,915	97,286	329,505	410,696

5.	Income Taxes

The components of the provision for income taxes are as follows:

	2006	2005	2004

Current:
Federal	$881,511	$1,107,248	$204,834
State	190,554	394,137	124,157

Total	1,072,065	1,501,385	326,991

Deferred:
Federal	1,137,312	131,506	2,779,584
State	403,426	36,943	343,050

Total	1,540,738	168,449	3,122,634

Total Provision For Income Taxes	$2,612,803	$1,332,936	$3,449,625

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision for income taxes as follows:

	2006	2005	2004

Federal statutory rate	34%	34%	34%
State income taxes, net of federal benefits	5	5	5
Current year tax credits	(2)	(11)	—
Charitable contributions	(3)	—	—
Valuation allowance	—	—	—
Other	—	2	2
Net operating loss carryover	—	—	—

Total	34%	30%	41%

The components of deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005

Current deferred tax assets
Net operating loss carryforward	$1,611,100	$—
Reserves and accrued expenses	1,409,300	1,779,400
Charitable contributions carryforward	463,000	—
Accrued legal liabilities	451,000	5,099,300
Reserve for bad debts	158,100	247,500
Research and development credit	140,000	—
Inventory valuation reserve	138,788	210,504

Total current deferred tax assets	4,371,288	7,336,704
Current deferred tax liabilities
Accrued receivable	(540,100)	(1,848,000)

Net current deferred tax assets	3,831,188	5,488,704

Non-current deferred tax assets
Restricted stock compensation	954,300	460,644
Other	16,322	—

Total non-current deferred tax assets	970,622	460,644
Non-current deferred tax liabilities
Amortization of intangible assets	(1,979,700)	(1,590,900)
Depreciation	(81,500)	(77,100)

Total non-current deferred tax liabilities	(2,061,200)	(1,668,000)

Net non-current deferred tax liabilities	$(1,090,578)	$(1,207,356)

The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history and trends, sales backlog and projections of future net income.

The tax benefits associated with employee exercises of non-qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduced income taxes currently payable. In 2002,

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company determined that it is more likely than not that the amounts would be realized and has recorded a benefit that is charged to additional paid-in-capital in 2006, 2005, and 2004 of $1,077,402, $80,344, and $54,130, respectively.

At December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $9,100,000, and $9,400,000, respectively. These carryforwards were exhausted in 2005. At the end of fiscal 2006, the Company had a loss carryforward due to the settlement of the consolidated Arizona litigation early in 2006. The Company expects to exhaust this carryforward in calendar 2007.

6.	Preferred Stock

The authorized preferred stock of the Company consists of 2,000,000 shares, $0.001 par value. The preferred stock may be issued in separate series from time to time as the Board of Directors of the Company may determine by resolution, unless the nature of a particular transaction and applicable statutes require shareholder approval. The rights, preferences and limitations of each series of preferred stock may differ, including without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any), and voting rights.

7.	Stockholders’ Equity

Stock Repurchase Plan

In April 2004, the Company’s Board of Directors authorized a Common Stock Repurchase Program for up to 1.0 million shares of the Company’s common stock. No common stock was repurchased during 2006 and 2005. During 2004, the Company purchased 17,900 shares of common stock at an aggregate cost of $157,081.

Shareholder Rights Plan

In July 2002, the Board of Directors of the Company adopted a shareholder rights plan in the form of a Rights Agreement dated as of July 22, 2002 by and between the Company and Corporate Stock Transfer, Inc., as Rights Agent (the “Rights Agreement”). On July 12, 2002, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock. The dividend was paid on July 22, 2002 to the Company’s stockholders of record on that date. The Rights also apply to, and will be issued in the same proportion in connection with, all future common stock issuances until the Distribution Date (defined below) or the expiration or earlier redemption or exchange of the Rights. Each Right permits the registered holder thereof to purchase from the Company, at any time after the Distribution Date, one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock for a purchase price of $50.79 per such one one-thousandth of a share, subject to certain possible adjustments provided for in the Rights Agreement. The Board of Directors of the Company has authorized the issuance of up to 20,000 shares of Series A Junior Participating Preferred Stock upon the exercise of Rights.

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

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

1995 Stock Option Plan

In March 1995, the Company adopted a stock option plan (the “1995 Plan”) which provides for the grant of both incentive stock options and non-qualified options. A total of 2,000,000 shares of common stock were reserved for issuance under the 1995 Plan. The 1995 Plan terminated January 1, 2005 and the remaining options were exercised in 2006.

The following table contains information on the stock options under the Company’s 1995 Plan for the years ended December 31, 2004, 2005 and 2006.

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2003	153,000	$9.73
Granted	—	—
Exercised	(20,000)	8.38
Cancelled	(58,000)	12.67

Options outstanding at December 31, 2004	75,000	7.83
Granted	—	—
Exercised	(22,000)	7.83
Cancelled	—	—

Options outstanding at December 31, 2005	53,000	7.83
Granted	—	—
Exercised	(53,000)	7.83
Cancelled	—	—

Options outstanding at December 31, 2006	—	$—

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table contains information on the stock options under the Company’s 2001 Plan for the years ended December 31, 2004, 2005, and 2006. The outstanding options expire from October 2008 to July 2011.

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2003	292,800	$8.39
Granted	440,000	14.68
Exercised	(12,334)	9.04
Cancelled	(14,066)	12.15

Options outstanding at December 31, 2004	706,400	12.22
Granted	188,000	10.98
Exercised	(1,134)	10.47
Cancelled	(5,066)	17.78

Options outstanding at December 31, 2005	888,200	11.93
Granted	—	—
Exercised	(191,965)	10.76
Cancelled	—	—

Options outstanding at December 31, 2006	696,235	$12.25

Exercisable at December 31, 2006	649,566	$12.55
Vested or expected to vest	681,234	$12.34

A summary of the Company’s non-vested share options as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

		Weighted
		Average
	Shares	Fair Value

Outstanding at January 1, 2006	135,005	$21.00
Granted	—	—
Vested	(88,336)	$17.06
Forfeited/Canceled	—	—

Outstanding at December 31, 2006	46,669	$15.93

No options were granted in 2006. The weighted average fair value of options granted was $6.05 and $8.49 in 2005 and 2004, respectively.

The total intrinsic value of options exercised during the fiscal years ended December 31, 2006, 2005 and 2004 was $3.0 million, $197,000 and $92,000, respectively. The total fair value of shares vested during the fiscal years ended December 31, 2006, 2005 and 2004 was $1.5 million, $6.2 million and $1.9 million, respectively.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006 was $2.9 million and $2.7 million, respectively. The weighted average remaining contractual term of options outstanding and options exercisable as of December 31, 2006 was 4.04 years and 4.00 years, respectively.

For the year ended December 31, 2006, the Company received approximately $2.5 million from the exercise of options. The tax benefit realized from such exercises was approximately $1.1 million.

A summary of the Company’s restricted stock awards as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

		Weighted
		Average
	Shares	Fair Value

Outstanding at January 1, 2006	75,677	$21.00
Granted	103,691	$21.51
Vested	(11,500)	$19.79
Forfeited / Canceled	—	—

Outstanding at December 31, 2006	167,868	$15.93

The weighted average fair value of restricted stock awards granted was $11.41 and $17.90 in 2005 and 2004, respectively.

As of December 31, 2006, the Company had approximately $833,000 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted-average period of approximately 24 months.

The fair value of the Company’s restricted stock awards is determined using the closing price of the Company’s shares on the respective grant dates.

Other Stock Option Information

The following table summarizes information about the Company’s two stock-based compensation plans outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted
		Remaining	Average		Weighted
Range of	Number	Contractual	Exercise	Number	Average
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Exercise Price

$ 7.00 - $10.00	283,235	3.39	$8.36	236,566	$8.41
$10.00 - $13.00	181,000	4.89	$11.07	181,000	$11.07
$17.00 - $19.00	232,000	4.04	$17.92	232,000	$17.92

Compensation Expense

Effective January 1, 2006, the Company adopted SFAS No. 123R (Revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the Company to measure the cost of services received in exchange for equity instruments based on the grant-date fair value of the award, with the cost recognized over the requisite service or vesting period.

As a result of the adoption of SFAS No. 123R, in 2006 the Company recognized compensation expense of $150,800 (approximately $93,000 after tax), related to unvested options at January 1, 2006. The amount was

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculated in prior periods using the Black-Scholes option pricing model. The Company expects to recognize pre-tax charges of $41,500 in 2007 relating to the aforementioned unvested stock options.

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

Leases

The Company leases its office facilities under a long-term leasing arrangement. The following is a schedule of future minimum lease payments at December 31, 2006 under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year, including the office lease agreement signed in January 2004:

Year Ending
December 31,	Leases

2007	$273,908
2008	106,722
2009	104,825
2010	103,718
2011	78,340

Total Minimum Lease Payments	$667,513

Rental expense charged to operations was $136,189, $147,188, and $154,738 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Among the principal matters pending to which the Company is a party are the following:

Product Liability

Litigation relating to Zicam Cold Remedy nasal gel arises from claims that the product causes the permanent loss or diminishment of the sense of smell or smell and taste. The Company believes the studies that have been conducted and reviewed by independent medical and scientific experts and other evidence support our contention that these claims are unfounded.

From late 2003 through December 2006, numerous lawsuits were filed against us alleging that our Zicam Cold Remedy product caused the permanent loss or diminishment of the sense of smell or smell and taste. Three of these lawsuits were filed as class action lawsuits covering named and unnamed plaintiffs, but one of the class action lawsuits has been dismissed, as have the claims of several individual plaintiffs.

On January 19, 2006, we entered into an agreement to settle claims made by approximately 90% of the plaintiffs in all of the Zicam Cold Remedy product liability lawsuits against the Company. This settlement related to the Arizona consolidated litigation, In Re Consolidated Zicam Product Liability Cases, Superior Court of Arizona (Maricopa County). The settlement documents acknowledge that Matrixx has denied and continues to deny any liability to the plaintiffs. Those plaintiffs who were eligible and elected to participate in the settlement program dismissed their claims with prejudice and provided written releases of their claims against the Company in return for their participation. Of the plaintiffs who did not participate in the settlement program, all but three have dismissed their claims as of February 9, 2007. Matrixx paid $11.9 million to fund awards to be made under the program. In addition, Matrixx paid $100,000 to cover the administration of the program by plaintiffs’ counsel. The Company recognized a charge of approximately $4.3 million (after tax) in the fourth quarter of 2005 to cover the portion of the settlement program costs not expected to be covered by insurance.

The Company cannot predict the timing of any trials with respect to the product liability lawsuits. Also, plaintiffs’ law firms may continue to solicit potential claimants through the Internet and other media; as a result, additional lawsuits may be filed against us.

Litigation Reserves

We record accruals for such contingencies to the extent that we conclude their occurrence is probable and the related damages are estimable. If a range of liability is probable and estimable and no amount within the range appears to be a better estimate than any other amount within the range, we accrue the minimum of such probable range. Many claims involve highly complex issues relating to causation, label warnings, scientific evidence, actual damages and other matters. Often these issues are subject to substantial uncertainties and, therefore, the probability of loss and an estimation of damages are difficult to ascertain. Consequently, we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for these contingencies. Therefore, as of December 31, 2006, the Company maintained a reserve of $1.2 million for any future payment of

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions some of which are described below, and was the amount that the Company believed that it could reasonably estimate would be spent to resolve the remaining cases that have been filed. Some of the significant factors that were considered in the amount of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy and structure in light of the recent settlement; and the number of cases that remain pending against the Company. There are events, such as the dismissal of any cases, the outcome of a trial, or rulings on pending evidentiary motions, that may have an impact on the Company’s conclusions as to the adequacy of the reserves for the pending product liability lawsuits. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period. The Company will continue to review the adequacy of the associated reserves on a quarterly basis.

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

Effective January 1, 2004, the Company adopted a Qualified 401(k) Retirement Account Plan, meeting the Safe Harbor Provisions of the IRS. The Company makes matching contributions relative to each employee’s Salary Reduction Contributions for the year of up to 4% of the employee’s compensation for the Plan year. The Company made matching contributions of $85,813, $96,103 and $53,133 for the years ended December 31, 2006, 2005 and 2004, respectively. Each employee is fully vested at all times in his or her contribution and the Company’s matching contributions.

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

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers’ financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses have not exceeded management’s expectations.

The Company’s sales are from products marketed under the Zicam and Nasal Comfort brand names, with a majority of its sales attributable to its Cold Remedy products, which subjects the Company to significant financial exposure. If future sales of these products decrease, and in particular sales of its Cold Remedy products, the Company’s operations could be materially adversely affected.

The Company currently relies on six different manufacturers to produce its products, and has identified alternative suppliers for some of its products. However, the Company has not made any purchases from these alternative suppliers.

Wal-Mart accounted for approximately 41%, 17%, and 28%, respectively, of the Company’s accounts receivable balances at December 31, 2006, 2005, and 2004. Wal-Mart also accounted for approximately 26%, 21%, and 20% of net sales recorded in 2006, 2005, and 2004 respectively.

Sales to major customers, which comprised 10% or more of net sales, for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Wal-Mart	26.3%	20.5%	20.3%
Walgreens	12.6%	14.6%	12.9%
CVS	12.3%	*	11.7%

*	Less than 10%

12.	Fair Value of Financial Instruments

Disclosures about Fair Value of Financial Instruments for the Company’s financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company’s financial instruments as of December 31, 2006 and 2005:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and cash equivalents	$13,947,622	$13,947,622	$12,266,671	$12,266,671
Restricted cash	$500,000	$500,000	$5,000,000	$5,000,000
Financial Liabilities
Long-term debt	—	—	—	—

The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years 2006 and 2005 are summarized below:

	Fiscal Year 2006 Quarters
	1st	2nd	3rd	4th

Net sales	$17,675,959	$8,206,133	$34,121,357	$36,227,332
Gross profit	11,810,748	5,801,426	22,967,447	23,205,681
Net income (loss) from operations	(8,606)	(3,640,175)	11,908,178	(1,105,172)
Net income (loss) per basic share	0.01	(0.19)	0.74	(0.05)
Net income (loss) per diluted share	0.01	(0.19)	0.72	(0.05)
Net income (loss)	96,760	(1,857,796)	7,150,370	(462,705)

	Fiscal Year 2005 Quarters
	1st	2nd	3rd	4th

Net sales	$14,981,590	$6,254,669	$25,202,624	$44,021,712
Gross profit	10,744,156	4,569,849	17,049,046	29,896,390
Net income (loss) from operations	1,421,081	(925,243)	9,257,141	(5,759,275)
Net income (loss) per basic share	0.09	(0.05)	0.59	(0.31)
Net income (loss) per diluted share	0.09	(0.05)	0.58	(0.31)
Net income (loss)	895,558	(504,643)	5,639,915	(2,952,338)

(a)2. Financial Statement Schedules

Financial statement schedules have been omitted because either they are not required or are not applicable, or because the information has been included in the consolidated financial statements or notes thereto contained in this Annual Report on Form 10-K.

(a)3. Exhibits

Exhibit No.		Title

3.1		Certificate of Incorporation and Amendments thereto of the Registrant (1)
3.2		Bylaws of the Registrant (12)
4.1		Rights Agreement dated as of July 22, 2002 by and between the Registrant and Corporate Stock Transfer, Inc. (2)
10.1		Confidentiality and Non-Competition Agreement among the Registrant, Gel Tech, L.L.C. (now Zicam, LLC), Zensano, Inc., Zengen, Inc. and certain other individuals (4)
10.2		*2001 Stock Incentive Plan (5)
10	.2.1	*Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Grant of Incentive Stock Option (8)
10	.2.2	*Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Restricted Stock Program Agreement (8)
10	.2.3	First Amendment to the Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Restricted Stock Program Agreements between the Registrant and Edward Walsh dated October 18, 2006 (14)
10	.2.4	First Amendment to the Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Restricted Stock Program Agreements between the Registrant and Edward Faber dated October 18, 2006 (14)
10.3		*Summary of Matrixx Initiatives, Inc. Director Restricted Stock Purchase Program (3)
10.4		* **Summary of Revised Director Compensation Structure for Non-Employee Directors
10.5		Manufacturing Agreement with BioZone Laboratories (7)
10.6		Manufacturing Agreement with Applied Laboratories, Inc. (9)

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exhibit No.		Title

10.7		Amended and Restated Credit Agreement dated September 27, 2005 among the Registrant, Zicam, LLC and Comerica Bank (10)
10	.7.1	Amended and Restated Secured Promissory Note dated September 27, 2005 among the Registrant, Zicam, LLC and Comerica Bank (10)
10	.7.2	Amended and Restated Security Agreement dated September 27, 2005 among the Registrant, Zicam, LLC and Comerica Bank (10)
10	.7.3	Security Agreement and Collateral Assignment of Limited Liability Company Interests among Registrant and Comerica Bank (10)
10	.7.4	Amended and Restated Intellectual Property Security Agreement among Registrant and Comerica Bank (10)
10	.7.5	Amended and Restated Intellectual Property Security Agreement dated September 27, 2005 among Zicam, LLC and Comerica Bank (10)
10.8		Form of Change of Control Agreement between Registrant and Registrant’s Executive Officers (16)
10.9		Asset Purchase Agreement dated as of October 31, 2005 by and among Viridian Packaging Solutions, LLC, Beutlich, L.P., Frederic J. Beutlich and Zicam Swab Products, LLC (11)
10.10		Settlement Agreement dated January 19, 2006 among the Registrant and the various plaintiffs in the consolidated products liability litigation (13)
10.11		Amended and Restated Employment Agreement dated October 18, 2006 among Registrant and Carl J. Johnson (14)
10.12		Insurance Agreement dated October 18, 2006 between the Registrant and William J. Hemelt (14)
21		Subsidiaries of the Registrant (6)
23.1		**Consent of Mayer Hoffman McCann P.C., independent registered public accounting firm
31.1		**Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		**Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		***Certification of CEO pursuant to 18 U.S.C. Section 1350
32.2		***Certification of CFO pursuant to 18 U.S.C. Section 1350
99.1		Court order barring opposing party expert testimony for a lack of reliability and scientific basis in Hans, et al. vs. Matrixx Initiatives, Inc., et al., filed September 13, 2004 in United States District Court for the Western District of Kentucky (15)
99.2		Court order barring opposing party expert testimony for a lack of reliability and scientific basis in Sutherland vs. Matrixx Initiatives, Inc., et al., filed December 18, 2003 in United States District Court for the Northern District of Alabama, Middle Division (15)
99.3		Court order barring opposing party expert testimony for a lack of reliability and scientific basis in Benkwith et al. vs. Matrixx Initiatives, Inc., et al., filed May 3, 2004 in United States District Court for the Northern District of Alabama, Middle Division (15)
99.4		Court order barring opposing party expert testimony for a lack of reliability and scientific basis in O’Hanlon, et al. vs. Matrixx Initiatives, Inc., et al., filed October 29, 2004 in United States District Court for the Northern District of Alabama, Middle Division(15)
99.5		Press Release Reaffirming Safety of Intranasal Zicam-Cold Remedy Gel (15)

*	Indicates management compensatory contract, plan or arrangement.

**	Filed with this Form 10-K.

***	Furnished with this Form 10-K.

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 8-A, file No. 000-27646, as filed on June 18, 2002.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Incorporated by reference to the Registrant’s registration statement on Form 8-A, filed July 23, 2002, file number 000-27646.

(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006, file number 001-31404.

(4)	Incorporated by reference to the Registrant’s Report on Form 8-K filed December 14, 2001, file number 000-27646.

(5)	Incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, filed April 8, 2005, file number 001-31404.

(6)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003, file number 001-31404.

(7)	Incorporated by reference to the Registrant’s Report on Form 8-K filed October 28, 2004, file number 001-31404.

(8)	Incorporated by reference to the Registrant’s Report on Form 8-K filed February 11, 2005 file number 001-31404.

(9)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 9, 2004 file number 001-31404.

(10)	Incorporated by reference to the Registrant’s Report on Form 8-K filed November 7, 2005, file number 001-31404.

(11)	Incorporated by reference to the Registrant’s Report on Form 8-K filed November 3, 2005, file number 001-31404.

(12)	Incorporated by reference to the Registrant’s Report on Form 8-K filed July 25, 2006.

(13)	Incorporated by reference to the Registrant’s Report on Form 8-K filed January 19, 2006, file number 001-31404.

(14)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the period ending September 30, 2006, file number 001-31404.

(15)	Incorporated by reference to the Registrant’s Report on Form 8-K filed January 26, 2007, file number 001-31404.

(16)	Incorporated by reference to the Registrant’s Report on Form 10-K for the period ending December 31, 2005, file number 001-31404.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on March 14, 2007.

MATRIXX INITIATIVES, INC.

By:	/s/ Carl J. Johnson
Carl J. Johnson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated:

Signature	Title	Date

/s/ Edward E. Faber Edward E. Faber	Chairman of the Board of Directors	March 14, 2007

/s/ Carl J. Johnson Carl J. Johnson	President, Chief Executive Officer and Director	March 14, 2007

/s/ William C. Egan William C. Egan	Director	March 14, 2007

/s/ Edward J. Walsh Edward J. Walsh	Director	March 14, 2007

/s/ L. White Matthews, III L. White Matthews, III	Director	March 14, 2007

/s/ Michael A. Zeher Michael A. Zeher	Director	March 14, 2007

/s/ Samuel C. Cowley Samuel C. Cowley	Director	March 14, 2007

/s/ John M. Clayton John M. Clayton	Director	March 14, 2007

/s/ Lori Bush Lori Bush	Director	March 14, 2007

/s/ William J. Hemelt William J. Hemelt	Executive Vice President, Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer), and Treasurer	March 14, 2007

Exhibit Index

Exhibit No.	Title

10.4	**Summary of Revised Director Compensation Structure for Non-Employee Directors
23.1	**Consent of Mayer Hoffman McCann P.C., independent registered public accounting firm
31.1	**Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	***Certification of CEO pursuant to 18 U.S.C. Section 1350
32.2	***Certification of CFO pursuant to 18 U.S.C. Section 1350

**	Filed with this Form 10-K.
***	Furnished with this Form 10-K.