Form 10-KT
period 2007-03-31
MATRIXX INITIATIVES INC
filed 2007-05-30
CIK 1006195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☑	FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2007 to March 31, 2007
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
     As of May 30, 2007, 10,102,540 shares of the registrant’s common stock were outstanding.

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

PART I
ITEM 1. BUSINESS
Introduction
     We develop, produce, market and sell innovative, over-the-counter (OTC) healthcare products with an emphasis on those that utilize unique, novel and/or proprietary delivery systems that provide consumers with “Better Ways to Get Better®.” Through our subsidiary, Zicam, LLC, we produce, market and sell products under the Zicam® and Nasal Comfort™ brands. As discussed in more detail below, our current product offerings compete in the following four product classes: Cold Remedy; Allergy/Sinus; Cough; and Multi-Symptom Cold/Flu relief.
Cold Remedy. Zicam Cold Remedy nasal gel is a patented, homeopathic remedy that has been clinically proven to reduce the duration and severity of the common cold. The nasal delivery forms are available in a no-drip pump or our patented nasal swab unit dose package. The homeopathic oral delivery Zicam Cold Remedy products include: Zicam Cold Remedy Chewables™, Zicam Cold Remedy RapidMelts™, Zicam Cold Remedy Oral Mist™, Zicam Cold Remedy RapidMelts™ + Vitamin C, and Zicam Cold Remedy ChewCaps™.
Allergy/Sinus. Our allergy/sinus products consist of Zicam Allergy Relief, a homeopathic nasal gel formula designed to control allergy symptoms for sufferers of hay fever and other upper respiratory allergies; Zicam Extreme Congestion Relief, an allopathic nasal gel formula designed to provide fast-acting, long-lasting relief of nasal congestion; and Zicam Sinus Relief, a nasal gel formula that enhances the benefits of Extreme Congestion Relief with menthol and eucalyptus for immediate relief of sinus congestion. In calendar 2007, the Company plans to introduce a new Zicam product using our RapidMelt delivery to relieve sinus pain. We also market Nasal Comfort™ moisture therapy products which are designed to help maintain the critical functions of the nasal cavity and its role in the respiratory process. Nasal Comfort is targeted to consumers suffering from allergies, asthma, and sinusitis.
Cough. Zicam Cough products use novel delivery concepts that provide long lasting cough relief. The Cough products are allopathic formulation available in forms that utilize either our unique spray delivery or RapidMelt technology to provide effective cough relief.
Multi-Symptom Cold/Flu. The first Zicam multi-symptom Cold & Flu relief products were introduced in the fall of 2005. The original products utilize a unique spoon dose to deliver a combination of allopathic drugs to provide relief of cold and flu symptoms. The Company plans to introduce two additional multi-symptom products for the 2007/2008 cold season. The new products provide symptom relief in a clear liquid that can be mixed with any hot or cold beverage. The multi-symptom products provide the medicine that is needed in the flavor the consumer chooses.
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
     The following table details our sales by product class with further details below:

	3 months ended		3 months ended		12 months ended		12 months ended
Product Class	March 31, 2007%		March 31, 2006%		December 31, 2006%		December 31, 2005%
Cold Remedy	$11,523,624	61%	$11,476,356	65%	$69,046,345	72%	$55,292,673	61%
Allergy/Sinus/Nasal Comfort	4,610,560	24%	3,971,286	22%	15,468,683	16%	20,163,688	23%
Cough	1,135,231	6%	1,051,140	6%	6,059,285	6%	6,514,769	7%
Multi-Symptom Cold/Flu	1,776,339	9%	1,177,177	7%	5,656,467	6%	8,489,465	9%

Total Net Sales	$19,045,754	100%	$17,675,959	100%	$96,230,780	100%	$90,460,595	100%

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
     Our original product, Zicam Cold Remedy nasal pump, is a homeopathic nasal gel product based on our patented zinc gluconate delivery system and was introduced in 1999. We introduced Zicam Cold Remedy Swabs in late 2002 to appeal to consumers who dislike nasal sprays. In November 2005, we announced the acquisition of substantially all of the assets of Viridian, a manufacturer of dry handle swab products. The principal assets acquired were Viridian’s patent related to dry handle swab technology and other associated intellectual property. Additional assets included equipment, machinery and tooling. The Company’s ownership of this intellectual property facilitated partnering with a contract manufacturer to build and operate a new automated manufacturing line to meet increased demand for the swab products. The Company invested approximately $4.2 million in a new manufacturing line to produce the Company’s improved swab product, which includes a recessed score in the swab container that users can snap to open. The new equipment began production and we began shipping the improved swab product during the fourth calendar quarter of 2006.
     In order to meet the needs of customers who dislike any form of nasal applications, we introduced three oral delivery forms of Zicam Cold Remedy products in late 2003 (Zicam Cold Remedy Chewables, Zicam Cold Remedy RapidMelts, and Zicam Cold Remedy Oral Mist). The oral Cold Remedy products are designed to rapidly deliver a dose of ionic zinc to the oral mucosa. We believe that this feature allows the consumer to avoid much or all of the stomach upset that has been associated with zinc lozenges on the market. During 2006, the Company introduced two additional oral delivery forms of Zicam Cold Remedy: Zicam Cold Remedy RapidMelts + Vitamin C and Zicam Cold Remedy ChewCaps.
     Allergy/Sinus
     Zicam Allergy Relief, a homeopathic nasal gel formula, was introduced in 2000. Zicam Allergy Relief is designed to control allergy symptoms for sufferers of hay fever and other upper respiratory allergies. We believe Zicam Allergy Relief is distinctive from most allergy products available on the market due to the absence of side effects such as drowsiness or jitters. We introduced three other Zicam nasal gel products in late 2002: Extreme Congestion Relief, Sinus Relief and Nasal Moisturizer. Zicam Extreme Congestion Relief is a nasal gel that combines the active ingredient oxymetazoline hydrochloride into our gel matrix and soothing aloe vera to provide fast-acting, long-lasting relief of nasal congestion and sinus pressure. Zicam Sinus Relief provides all of the benefits of the Extreme product with the aromatic strength of a cooling menthol/eucalyptus blend. Nasal Moisturizer did not achieve widespread distribution or sales and was discontinued in 2006. We plan to expand our allergy/sinus offerings by introducing a new Sinus RapidMelt with vapor action. We anticipate initial sales of this product to begin in the second half of calendar 2007.
     The Company began shipping Nasal Comfort, a new brand and product for nasal health, during the third quarter of 2005. Nasal Comfort is a unique product designed to help maintain the critical functions of the nasal cavity and its role in the respiratory process. The product is a preservative-free, sterile, hypertonic aqueous solution with essential salts and oils that cleanses and moisturizes the nose. This brand was initially targeted to the drug trade and has not achieved widespread distribution or consumer acceptance. During 2006, the Company experienced a large amount of returns for this product, principally from one customer. Returns of Nasal Comfort products exceeded sales by approximately $586,000 in 2006. We are investigating options to increase consumer trial and acceptance of Nasal Comfort.
     Cough
     In 2004, we introduced several Zicam Cough Spray products designed to deliver fast, effective cough relief and soothe throat irritation. We increased our cough product offerings in the third quarter of 2005 with the addition of Zicam Cough Mist Max, a more powerful liquid spray formulation that provides eight hours of relief. Additionally, we introduced a Cough Melt product in the third quarter of 2006, which utilizes our RapidMelt technology and delivers eight hours of cough relief via a rapid dissolve tablet. Our Zicam Cough Spray products utilize a unique spray delivery system that is convenient and portable, with no messy measuring or sticky syrups, to deliver the active ingredient most recommended by doctors to quiet a cough. Additionally, the Cough Plus D product delivers a leading decongestant along with cough relief. Net sales of our cough products declined approximately 7% during 2006. Several of the Cough Spray stock keeping units, or SKUs, did not realize the growth rates we anticipated. In particular, two children’s and the honey lemon cough spray products did not realize the market acceptance we expect for our products and we discontinued ongoing distribution of these three SKUs in 2006. We began television advertising of our cough products in January of 2007 and sales of these products increased 8% during the three months ended March 31, 2007 compared to the three months ended March 31, 2006, reversing previous quarter-over-quarter declines in sales of these products. We believe we will be able to realize higher sales of our cough products in the future by exploring new marketing approaches to increase trial and awareness of these products.
     Multi-Symptom Cold & Flu Relief
     In the third calendar quarter of 2005, we began shipping our new line of Zicam Cold & Flu Relief products. The initial products utilize a spoon dosing delivery. Each spoon is individually packaged and dosed with medicine to provide powerful relief of cold and flu symptoms. The spoon delivery is designed to be mixed with any beverage, hot or cold. Sales of these products in fiscal 2006 declined approximately $2.8 million from the fiscal 2005 level, and accounted for approximately 6% of our overall net sales in fiscal 2006. We began television advertising for these products in the first calendar quarter of 2007. Sales of these products increased approximately 51% during the quarter ended March 31, 2007, compared to the comparable period in the prior year. In addition, we are introducing two new multi-symptom products for the 2007/2008 cold season. The new products expand upon our existing spoon delivery product by providing consumers a liquid which can be poured into any beverage (hot or cold) for relief of cold and flu symptoms.
     Business Strategy
     Our business objective is to be a high-growth over-the-counter (OTC) healthcare company marketing products that utilize novel, unique and proprietary delivery systems that provide consumers with “Better Ways to Get Better®.” To achieve our objective, the key elements of our business strategy include the following:
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
Customers
     We sell our products directly to major food, drug, mass market (e.g., Wal-Mart, Target) and wholesale warehouse retailers throughout the United States, and to distributors that sell to smaller retail establishments. Zicam Cold Remedy Nasal Pump, Zicam Cold Remedy Swabs, Zicam Cold Remedy Rapid Melts, Zicam Allergy Relief, and Zicam Extreme Congestion Relief are sold in virtually every major food, drug, and mass merchant retail outlet in the country. Our other Zicam and Nasal Comfort products have not achieved the same level of distribution. We are highly dependent on a small group of large national retailers for our product distribution, such that our top 15 customers accounted for more than 80% of our net sales in 2006, and three customers each accounted for more than 10% of our net sales in 2006 (Wal-Mart, 26%; Walgreens, 13%; and CVS, 12%). For the quarter ended March 31, 2007, our top 15 customers accounted for approximately 71% of our net sales, and two customers accounted for more than 10% of the quarter’s net sales (Wal-Mart, 12% and CVS, 12%). Our agreements with our customers generally provide for their ability to return unsold merchandise limited to damaged, out-of-date, or discontinued products (see Note 4 to the Consolidated Financial Statements) . We provide in our financial results, as an offset against sales, an estimate for expected returns. During 2006, we experienced a high amount of product returns related to Nasal Comfort and several discontinued cough items from one customer. In 2006 we recorded an increase to our returns allowance of approximately $2.5 million to account for this increase in returns. To the extent that any of our largest customers were to stop carrying our products for any reason, or were to fail to pay us for our products, our sales and financial results would be negatively impacted.
Manufacturing and Distribution
     Our products are manufactured and packaged by contract manufacturers. Each of our manufacturers is registered with the federal Food and Drug Administration (FDA) as a drug facility, which requires each manufacturer to adhere to current Good Manufacturing Practices in its production processes and procedures. Each manufacturer is responsible for sourcing all raw materials used in its production of our products from third party suppliers. We rely on individual production orders to meet our needs from these suppliers. However, we do have contracts executed with two of our manufacturing partners, Applied Laboratories, Inc. and Biozone Laboratories. We are in the process of negotiating contracts with certain manufacturers at this time. We have some flexibility in securing other manufacturers to produce our products; however, in some circumstances we may be limited in our alternatives due to proprietary technologies that are utilized in some of the products. See “Markets and Company Products – Cold

Remedy – Cold Remedy Swabs” above for a discussion of the Company’s investment in a new automated manufacturing line to meet increased demand for Zicam Cold Remedy Swabs.
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
Research and Development
     Research and development is an important part of our business. Expenditures during calendar 2006 and the three months ended March 31, 2007 reflect costs associated with the products introduced in the 2006/2007 cold season (Zicam Cold Remedy ChewCaps, RapidMelts + Vitamin C, and Cough Melts) as well as expenses associated with products we plan to introduce for the 2007/2008 cold season (Zicam Sinus RapidMelts, and two new multi-symptom products) and products that we intend to introduce in future years (including antacid and oral care concepts). During 2006, research and development expenses were 5% of 2006 net sales. We expect to commit 4 to 5% of net sales on research and development in subsequent years in order to develop a pipeline of new products to be introduced in the future to meet our sales growth targets. Research and development expense was approximately $1.1 million for the three months ended March 31, 2007 and 2006, and $4.7 million, $4.1 million, and $1.9 million during each of the fiscal years 2006, 2005, and 2004, respectively.
FDA, FTC and Other Government Regulation
     We are subject to various federal, state and local laws and regulations that affect our business. All of our products are subject to regulation by the FDA, including regulations with respect to the approval of manufacturing processes and procedures, ingredients in the products, labeling and claims made. All of our Zicam Cold Remedy products and Zicam Allergy Relief, are further subject to the requirements of the Homeopathic Pharmacopeia of the United States. Zicam Extreme Congestion Relief, Zicam Sinus Relief, the seven Zicam Cough Mist products, and four new Zicam Flu relief products are subject to the requirements of the FDA as allopathic drugs. All of our claims and advertising are subject to the rules of the Federal Trade Commission (FTC). Although we believe that our products and claims comply in all material respects with the regulatory requirements, if the FDA or FTC were to determine that we are in violation of any such requirement, either agency could restrict our ability to market the products, require us to change the claims that we make or cause us to remove the products from the market.
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

Environmental Matters
     Compliance with environmental rules and regulations did not significantly affect our earnings or competitive position during the three months ended March 31, 2007, or during fiscal 2006. All of our Zicam product manufacturing and warehousing operations are currently outsourced to third party contractors, and as a result, we do not incur any direct expenses related to environmental monitoring and regulatory compliance. With our continued outsourcing of Zicam product manufacturing and storage, and no present plans to return to direct manufacturing or storage of our products, we expect these expenses to remain low in the foreseeable future. To the extent higher costs are incurred by our manufacturers for environmental compliance, they could impact our cost of goods.
Trademarks, Trade Names, and Proprietary Rights
     We have been issued three United States patents (U.S. Patent Nos. 6,080,783, 6,365,624, and 6,673,835) for the Zicam® Cold Remedy nasal technology and one patent for the Gel SwabTM technology (U.S. Patent No. 7,115,275). In October 2005, we acquired a patent (U.S. Patent No. 6,516,947) and other associated intellectual property related to the dry handle swab technology used in manufacturing the Zicam® Cold Remedy Gel Swab™ products. We believe these patents, which are expected to be effective until September 1, 2018 for the Cold Remedy nasal technology, August 11, 2020 for the dry handle swab technology, and September 16, 2023 for the Gel SwabTM technology afford significant protection from competitors that may wish to sell similar products. We also have additional patent applications on file in the United States to seek further rights in the Cold Remedy delivery technology. We have related issued patents in Australia (No. 774410), Canada (No. 2,308,513) Korea (No. 439,323), and China (No. 99801986.0) and have pending applications in several other countries and regions, including Mexico, the European Union, Hong Kong, Japan, Brazil and India. Patent applications are pending in the United States for compositions and methods relating to Zicam® Nasal Moisturizer™, Zicam® Extreme Congestion Relief, Zicam® Sinus Relief, Zicam® Cold Remedy RapidMelts®, Zicam® Cold Remedy Chewables™, Zicam® Cold Remedy Oral Mist™, Zicam® Cold Remedy Gel Swabs™, Zicam® Cold & Flu, Zicam® Maximum Strength Flu, Zicam® Cough Mist®, Zicam® Cough Max TM, Nasal Comfort®, and oral care technology. We have preserved our rights to file applications for several of these products in other foreign countries at a later date. We hold registrations for the Zicam® trademark in the United States, the European Union, Japan, Australia, Canada, Mexico, Taiwan, and China and have applied for similar trademark protection in Brazil. We also hold additional registrations for the Better Ways to Get Better®, The Cold Solution®, RapidMelts®, No-Drip Liquid®, Cough Mist®, and Nasal Comfort® trademarks in the United States. We anticipate that we will continue to file for patent and trademark protection for the other products we expect to develop and introduce in the future. There can be no assurance, however, that our existing patents, or any additional patents that we may secure in the future, will be adequate to protect the Company’s intellectual property from a competitor’s actions or that the Company’s products will not be found to infringe the intellectual property rights of others. Further, patent infringement litigation can be very time consuming and costly. Even if we prevail in such litigation, the cost of litigation could adversely affect our operating results and financial condition.
Employees
     As of May 20, 2007, we employed 31 people in our Phoenix, Arizona offices. The 31 employees consist of five executive officers and individuals responsible for administration, operations, marketing, sales, research and development, regulatory compliance, investor relations, finance, and accounting.
Seasonality; Change of Fiscal Year
     Sales of Zicam products to end-user consumers are highly seasonal, with most sales generally occurring during the cold, and to a lesser degree, the allergy seasons. The cold season generally runs from October through March, while the allergy season runs from April through October. Both of these seasons can vary in intensity and duration from year to year. Our sales to retailers generally mirror this pattern of consumer demand, but are impacted by the level of promotional support we commit to retailers and by their inventory management practices. During the third calendar quarter, the Company usually receives orders from retailers preparing for the cold season. The third calendar quarter has historically been the most profitable quarter, as retailers increase inventory and there is no increase in marketing expense. Generally the second calendar quarter of the year accounts for less than ten percent of annual sales and the Company has historically recorded negative earnings in the second calendar quarter.
     Because of the extreme seasonality in the Company’s business, on February 9, 2007, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to March 31 in order to better align the Company’s operations and financial results with the entire cold season. The three months ended March 31, 2007 is the Company’s transition period and the Company’s new fiscal year began April 1, 2007 and ends March 31, 2008.
Backlog
     There were no significant product backlogs at March 31, 2007, December 31, 2006 or 2005.
Competition
     All of the Zicam and Nasal Comfort products compete in the highly competitive over-the-counter cold, allergy/sinus, cough, and flu market groups of the overall cough and cold category with a vast number of well-established brands marketed by large pharmaceutical and consumer products companies. Participants in the cough and cold category compete primarily on the basis of price, quality of product, and brand recognition. Most of our competitors have substantially greater financial, marketing and other resources, longer operating histories, larger product portfolios and greater brand recognition than we do. With our limited resources, we are aiming to succeed in this category by emphasizing the unique claims regarding our products and providing consumers with innovative delivery systems. Specifically, regarding Zicam Cold Remedy, our flagship product, we emphasize its ability to reduce the duration and severity of the common cold, while the majority of products in the cough and cold category just make claims associated with the relief of symptoms.
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
     Sales of our existing Zicam products are seasonal in nature and are dependent upon the severity of the cough and cold season. Sales at retail generally increase as the level of population suffering from colds rises. During the third calendar quarter the Company usually realizes increased sales volume as retailers stock our products and order displays to prepare for the upcoming cough and cold season. Additional sales (re-orders) to retailers are highly dependent upon the incidence of illness within the population. Retail consumption of our products is highest during the cough and cold season, which usually runs from October through March. If there is a mild cold/flu season, however, revenues from sales of our Zicam products will be adversely affected. Because it is difficult to anticipate the length and severity of the cold/flu season, we cannot estimate the fluctuation of our sales from quarter to quarter in a fiscal year or the impact of the cold/flu season year to year. If our operating results fall below financial analysts’ or investors’ expectations due to cold/flu seasonality factors, the market price of our common stock may decline.
     Because of the extreme seasonality of the Company’s business, on February 9, 2007, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to March 31 in order to better align the Company’s operations and financial results with the entire cold season. The three months ended March 31, 2007 is the Company’s transition period and the Company’s new fiscal year began April 1, 2007 and ends March 31, 2008.
We may continue to incur significant costs resulting from product liability claims or securities litigation.
     Numerous lawsuits have been filed against us alleging that our Zicam Cold Remedy nasal gel product caused the permanent loss or diminishment of the sense of smell and taste. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits. Although we carry product liability insurance, there is no assurance that our insurance will be adequate to cover liability in connection with these product liability lawsuits, or that product liability insurance will continue to be available to us at an economically reasonable cost. Although we believe the product liability claims are without merit, they have resulted in significant legal defense costs, which have increased our expenses and lowered our earnings. Such claims, whether or not proven to be valid, could have a material adverse affect on our brand equity and goodwill, resulting in reduced market acceptance of our products. In addition, any adverse decision in such litigation could require significant damages to be paid or result in adverse publicity, either of which could materially adversely affect our results of operations and financial condition. Separately, the Company and three of its officers are also subject to two class action lawsuits (which have been consolidated) alleging violations of securities laws. Any adverse decision in such litigation could materially adversely affect our results of operations and financial condition.
Because a significant portion of our business depends substantially on a small group of large national retailers, our sales, operating margins and income would be adversely affected by any disruption of our relationship with these retailers, or any other material adverse change in such retailers’ businesses.
     We are highly dependent on a small group of large national retailers for our product distribution, such that our top 15 customers accounted for 71% of net sales in the three months ended March 31, 2007 and more than 80% of our net sales in fiscal 2006. Particularly, Wal-Mart, Walgreens and CVS together accounted for approximately 32% of our net sales during the three months ended March 31, 2007, and approximately 50% of net sales in fiscal 2006. Should any of our top customers encounter financial difficulties, stop carrying our products for any reason, or should our current relationship with any of our top customers adversely change in any way, the resulting loss of business, exposure on uncollectible receivables and unusable inventory could have a material adverse impact on our financial position and results of operations. In addition, our results could be affected by fluctuations in buying patterns and inventory levels of these top customers.
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
     Research, development and testing are long, expensive and uncertain processes. Our future success depends, in part, on our ability to complete development of these and other products. If we are unsuccessful in advancing our early stage products into a marketable consumer-ready product for any reason, our business prospects could be harmed.
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
Under our current business model, we do not have manufacturing capabilities of our own.
     We currently outsource all of our product manufacturing and packaging operations under our current business model. As a result, we do not have the physical or human resources to independently manufacture our Zicam products or any other products that we may develop. If we are unable to enter into cost-effective or otherwise suitable arrangements for manufacturing our Zicam products or any other products, or if our third-party contractors fail to adequately perform their manufacturing operations, our sales and related financial results could be materially adversely affected. If, in the future, we decide to establish our own manufacturing facilities, we will require substantial additional funds and significant additional personnel to undertake such operations. We cannot be certain that such funding or a sufficient number of such qualified persons will be available for such an undertaking.
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
          The market price of our common stock, which is quoted for trading on the Nasdaq Global Select Market, has been highly volatile and may continue to be volatile in the future. Any one, or combination, of the following factors could cause the market value of our common stock to decline quickly: operating results that differ from market expectations; negative or other unanticipated results of clinical trials or other testing; delays in product development; technological innovations or commercial product introductions by our competitors; changes in government regulations; developments concerning proprietary rights, including pending or threatened patent litigation; public concerns regarding the safety of any of our products; the outcome of litigation against the Company; and general economic and stock market conditions. The stock market has experienced, and it may continue to experience, significant price and volume fluctuations. Historically, these fluctuations particularly affect the market prices of equity securities of small capitalization companies like Matrixx. Often, the effect on the price of such securities is disproportionate to the operating performance of such companies. In our case, such fluctuations may adversely affect our stockholders’ ability to dispose of our shares at a price equal to or above the price at which they purchased such shares.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None
ITEM 2. PROPERTIES
     In February 2004, we commenced leasing office space at 4742 N. 24th Street in Phoenix. Warehouse storage and shipping of our finished goods are provided by contract warehouses in Phoenix, Arizona and Plainfield, Indiana through month-to-month agreements. In December 2006, we entered into a five year cancelable lease for a new research and development facility in Phoenix, Arizona. The new facility will allow increased research and development activities and increases our laboratory capabilities. Our lease for office space expires in December 2007 and we are evaluating options for a new location.
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
     Among the principal matters pending to which the Company is a party are the following:
   Product Liability Matters
     General. Numerous lawsuits have been filed against us alleging that our Zicam Cold Remedy nasal gel product has caused the permanent loss or diminishment of the sense of smell or smell and taste. As discussed in greater detail below, we believe these allegations are unfounded. The Company is incurring significant legal expense for defense of these lawsuits. For the three months ended March 31, 2007, litigation expense was approximately $1.0 million, reduced by reimbursement of approximately $1.6 million from our insurance carriers for litigation expense incurred prior to 2006. For the fiscal year ended December 31, 2006, litigation expense was approximately $6.0 million. In the fiscal year ended December 31, 2005, litigation expense was $6.2 million, reduced by reimbursement of approximately $2.0 million from our principal insurance carrier, resulting in net legal expense of approximately $4.2 million. We do not expect to realize any sizable reimbursements from our insurance carriers for legal expenses incurred in fiscal 2008 or any future periods.
     From December 31, 2006 through May 30, 2007, six new product liability cases have been filed against the Company and thirteen product liability cases have been dismissed or are pending dismissal either as a result of successful Company motions or through the settlement of cases for immaterial amounts. The following chart discloses the number of outstanding product liability cases (excluding those cases that have been settled but not yet dismissed) and associated plaintiffs at the indicated dates:

	December 31, 2005	December 31, 2006	May 30, 2007
Number of Pending Lawsuits	50	25	27
Number of Plaintiffs	427	36	42
Two of the pending lawsuits were filed as class action lawsuits covering named and unnamed plaintiffs. Various defendants in the lawsuits, including manufacturers and retailers, have received indemnification or other recovery from us for damages related to the lawsuits.

     Settlement of Arizona Consolidated Litigation. On January 19, 2006, we entered into an agreement to settle claims made by approximately 90% of the plaintiffs in all of the Zicam Cold Remedy product liability lawsuits against the Company. This settlement related to the Arizona consolidated litigation, In Re Consolidated Zicam Product Liability Cases, Superior Court of Arizona (Maricopa County). The settlement documents acknowledge that Matrixx has denied and continues to deny any liability to the plaintiffs. Those plaintiffs who were eligible and elected to participate in the settlement program dismissed their claims with prejudice and provided written releases of their claims against the Company in return for their participation. Of the plaintiffs who did not participate in the settlement program, all but one have dismissed their claims as of May 30, 2007. Matrixx paid $11.9 million to fund awards to be made under the settlement program. In addition, Matrixx paid $100,000 to cover the administration of the settlement program by plaintiffs’ counsel. The Company recognized a charge of approximately $4.3 million (after tax) in the fourth quarter of 2005 to cover the portion of the settlement program costs not expected to be covered by insurance.
     Cases Dismissed Since December 31, 2006 (Federal Courts). The following federal court cases against the Company were dismissed since December 31, 2006:

Date Filed	United States District Court	Named Plaintiff	Date Dismissed
May 3, 2004	Middle District of Alabama	Benkwith	January 5, 2007
June 17, 2004	Northern District of Texas	Hilton	February 20, 2007
November 1, 2005	District of Colorado	Chontos	March 14, 2007
November 1, 2005	Northern District of Georgia	Abernathy	April 16, 2007
November 9, 2005	Eastern District of Michigan, Northern Division	Johnston	January 12, 2007
December 19, 2005	Northern District of Alabama, Middle Division	Edwards	January 12, 2007
December 21, 2005	Eastern District of Michigan	Salden	May, 17 2007
April 28, 2006	Southern District of Texas, Houston Division	Simms	March 23, 2007
October 6, 2006	Central District of California	Navas	April 26, 2007
     Federal law and the law of many states requires that the testimony of a scientific or medical expert witness be reliable and based on valid scientific data and analysis before it can be allowed into evidence. To date, the Company has submitted motions in eight federal lawsuits against the Company challenging the reliability and admissibility of the testimony of expert witnesses who claim that Zicam is capable of causing or has caused smell and taste loss. To date, the courts have ruled on seven of the eight motions. Each court has ruled that the testimony of the experts lacks reliability and a sufficient scientific basis for admission into evidence. The seven cases in which orders have been granted are: Hans, et al. vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Western District of Kentucky), Salden vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Eastern District of Michigan, Sutherland vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Northern District of Alabama), Benkwith vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Middle District of Alabama), O’Hanlon vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Central District of Caliofrnia), Hilton vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Northern District of Texas), and Wyatt vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Northern District of Alabama). In Sutherland, Benkwith, O’Hanlon, and Hilton, the relevant court dismissed the case simultaneously with its ruling to exclude the expert testimony; in Salden, the plaintiff voluntarily dismissed this case while the Company’s motion for summary judgment was pending, based on our successful motions mentioned above; in Hans and Wyatt a motion for dismissal is pending. In O’Hanlon, the plaintiffs have filed an appeal.
     Cases Dismissed Since December 31, 2006 (State Courts). The following state court cases against the Company were dismissed since December 31, 2006:

Date Filed	Court	Named Plaintiff	Date Dismissed
August 20, 2004	Maricopa County, Arizona	Akers	March 15, 2007
November 17, 2004	Maricopa County, Arizona	Cappy	January 5, 2007
November 23, 2005	Maricopa County, Arizona	Allen	January 5, 2007
June 21, 2006	County of Bernalillo, State of New Mexico	Otero	April 12, 2007

     Pending Cases as of May 30, 2007 (Federal Courts). The following federal court cases remain pending against the Company, covering approximately 22 plaintiffs:

Date Filed	United States District Court	Named Plaintiff
September 13, 2004	Western District of Kentucky	Hans
June 15, 2004	Northern District of Alabama, Southern Division	Wyatt
October 29, 2004	Central District of California	O’Hanlon
January 14, 2005	District of Oregon	Lusch
September 23, 2005	Southern District of Florida	Dobson
November 1, 2005	District of Minnesota	Rye
November 14, 2005	Eastern District of Tennessee	Russell
February 9, 2006	District of New Jersey	Finder
April 13, 2006	Southern District of Ohio	Rife
July 18, 2006	Western District of New York	Sawyer
November 2, 2006	Northern District of Ohio, Western Division	Taylor
March 1, 2007	Middle District of Florida	Evans
March 27, 2007	Northern District of Illinois	Skender
* This chart includes O’Hanlon which was dismissed on January 9, 2007, but has since been appealed.
     Pending Cases as of May 30, 2007 (State Courts). The following state court cases remain pending against the Company, covering approximately 20 plaintiffs:

Date Filed	Court	Named Plaintiff
March 8, 2004	Maricopa County, Arizona	Abramsen
April 14, 2004	17th Judicial Circuit in and for Broward County, Florida, General Jurisdiction Division	Hood
January 13, 2005	Fresno County, Central Division, California	Cash
February 24, 2006	County of Niagara, New York	Campbell
June 5, 2006	Oklahoma County, Oklahoma	Stark
June 7, 2006	Morris County, New Jersey	Stracco
July 7, 2006	County of San Diego, California	Bruno
June 16, 2006	Court of Common Pleas of Fayette County, Pennsylvania	Marva
August 30, 2006	Los Angeles Superior Court, California	Stanley
November 3, 2006	Maricopa County, Arizona	Poole
February 9, 2007 (Notice of Claim—No Complaint)	Commonwealth of Pennsylvania, County of Westmoreland	McHugh
April 27, 2007	Kanahwa County, West Virginia	Seckman
May 2, 2007 (Notice of Claim—No Complaint)	County of Ramsey, Minnesota	Flom
May 16, 2007	Thirteenth Judicial District at Memphis, Tennessee	Rose
     Potential Claimants. The Company has been advised that certain plaintiffs’ attorneys collectively represent approximately 450 additional potential claimants for whom they have not yet filed lawsuits. The Company is in the process of determining the number of potential claimants, the nature or basis of their purported claims, and when or if the potential claimants will ultimately file one or more lawsuits against the Company.
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

     Company’s Position Regarding the Allegations. Matrixx continues to believe that Zicam Cold Remedy intranasal gel does not cause loss of smell and that claims to the contrary are scientifically unfounded and misleading. The Company believes that upper respiratory infections and nasal and sinus disease are the causes of the smell dysfunctions reported by some consumers. One of the most common causes of smell disorders is the cold itself, the very condition the product is used to treat. Other causes are sinusitis and rhinitis, conditions which are sometimes present when the product is used. The Company’s position is supported by cumulative science, and it has now been confirmed by a multi-disciplinary panel of scientists.
     Scientific Advisory Board. We convened a Scientific Advisory Board to review claims that use of Zicam Cold Remedy intranasal gel spray can lead to the diminishment or loss of sense of smell. The Advisory Board is comprised of medical doctors and researchers who are independent of the Company. Matrixx provided honorariums for members’ attendance at meetings, travel expenses, and funded grants to design and perform research studies investigating the contention that Zicam Cold Remedy zinc gluconate nasal gel is associated with disorders of smell.
     In February 2004, the Advisory Board initially reviewed the claims and found that the allegation was largely anecdotal and based on unsupported analogies and generally appeared to lack scientific merit. However, in an effort to further explore the issues, the Advisory Board and the Company designed and had performed studies to (1) better assess the causes of smell loss and the rate at which smell loss occurs; (2) determine whether any substantial amount of the nasal gel interacts with the smell tissue located at the very top portion of the nasal cavity; and (3) evaluate through animal experiments how much Zicam would be needed to have any effect on smell function.
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
     Insurance. We submit lawsuits to our insurance carriers when applicable. In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. The settlement of the consolidated Arizona litigation exhausted this insurance program. In April 2006, we replaced the self-funded program with a limited traditional insurance program. This new insurance program does not cover previously existing lawsuits and only applies to any new claims made after it became effective (see Note 9 to the Consolidated Financial Statements).
Litigation Reserves
     As of December 31, 2005, the Company established a reserve of $1.3 million for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions, some of which are described below, and was the amount the Company believed it could reasonably estimate would be spent to resolve the remaining cases that have been filed. Some of the significant factors that were considered in the establishment of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy and structure in light of the Arizona settlement; and the number of cases that remain pending against the Company. There are events, such as the dismissal of any cases, the outcome of a trial, or rulings on pending evidentiary motions, that may have an impact on the Company’s conclusions as to the adequacy of the reserves for the pending product liability lawsuits. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period. The Company regularly reviews this reserve and may make adjustments based on the number of pending and settled cases, as well as continuing legal defense strategy. As of March 31, 2007 the reserve was approximately $1.0 million. The Company will continue to review the adequacy of the associated reserves on a quarterly basis.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of our security holders during the transition period ended March 31, 2007, through the solicitation of proxies or otherwise.
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
Lynn Romero, 43, Vice President of Administration and Secretary
     Ms. Romero joined Matrixx in May 2000 as Manager of Investor Relations. Ms. Romero was promoted to Director of Administration in April 2002, Vice President of Administration in January 2004, and Secretary in February 2005. As Vice President of Administration, Ms. Romero oversees human resources, information technology and intellectual property matters. Ms. Romero has over 20 years of professional experience in administration, marketing and investor relations. Prior to joining Matrixx, Ms. Romero held administrative positions with Athletes Village, Christensen & Associates and MicroAge, Inc. Ms. Romero holds a Bachelor of Science from Northern Arizona University in Computer Information Systems.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock has been quoted for trading on the Nasdaq Global Select Market (previously known as Nasdaq National Market) since April 24, 1996. From then until June 19, 2002, our stock traded under the symbol “GUMM.” Effective on June 20, 2002, in connection with our name change to Matrixx Initiatives, Inc., our stock trading symbol changed to “MTXX.” The following table sets forth, for the calendar quarters indicated, the range of high and low prices of our common stock as reported by the Nasdaq Global Select Market.

	Market Price
	High	Low
Fiscal Year 2005
First Quarter	$12.60	$9.00
Second Quarter	$12.97	$9.70
Third Quarter	$14.87	$10.83
Fourth Quarter	$22.65	$13.91

Fiscal Year 2006
First Quarter	$26.22	$19.68
Second Quarter	$23.46	$12.78
Third Quarter	$19.19	$14.15
Fourth Quarter	$22.96	$15.49

Three Month Transition Period Ended March 31, 2007	$18.89	$13.89
     As of March 31, 2007, we had approximately 6,300 record and beneficial stockholders.
Dividend Policy
     Since our initial public offering in 1996, we have not paid dividends on our common stock and do not expect to pay dividends in the foreseeable future. We intend to retain any earnings to fund the expansion of our business. The amount of future dividends, if any, will be determined by the Board of Directors based upon our earnings, financial condition, capital requirements and other factors, including any contractual or statutory restrictions on our ability to pay dividends. In addition, under the terms of our credit facility with Comerica Bank, as long as we have any outstanding loan balance or other obligations under the credit facility, we cannot pay any dividend without Comerica Bank’s consent.
Issuer Purchases of Equity Securities
     In April 2004, the Company’s Board of Directors authorized a Common Stock Repurchase Program for up to 1.0 million shares of the Company’s common stock. During 2004, the Company purchased 17,900 shares of common stock at an aggregate cost of $157,081. The Company did not repurchase any of its common stock during the three months ended March 31, 2007 or during calendar years 2006 or 2005.
ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected historical financial data for Matrixx for the three month transition period ended March 31, 2007 and the last five fiscal years ended December 31, 2006. The financial data presented below is derived from Matrixx’s audited consolidated financial statements. We report Matrixx’s, Zicam, LLC’s, Zicam Swab Products, LLC’s, and Matrixx Oral Care LLC’s financial results on a consolidated basis. For additional information, see the financial statements of Matrixx and the notes thereto included elsewhere in this report. The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is qualified by reference thereto and to Matrixx’s financial statements and notes thereto.

	Three Months
(000’s, except share data)	Ended March 31,	Fiscal Years Ended December 31,
	2007	2006	2005	2004	2003	2002
Net sales	$19,046	$96,231	$90,461	$60,231	$43,496	$23,548
Net income	$1,709	$4,927	$3,078	$4,957	$3,344	$4,757

Net income per share of common stock — basic	$0.18	$0.51	$0.32	$0.52	$0.36	$0.50
Net income per share of common stock — diluted	$0.17	$0.49	$0.32	$0.52	$0.35	$0.50
Dividends per share	$—	$—	$—	$—	$—	$—
Shares outstanding at period end	10,079	9,948	9,600	9,520	9,475	9,441
Total assets	$71,151	$85,107	$86,442	$60,134	$50,077	$47,185
Long term obligations	$—	$—	$—	$—	$—	$—
Stockholders’ equity	$60,435	$58,087	$48,110	$44,126	$38,790	$35,155

Earnings for 2002 include the reversal of a valuation allowance on deferred tax assets of approximately $3.4 million. Earnings for 2005 include the recording of $8.5 million for expense related to settling litigation ($12.0 million settlement plus $1.3 million for litigation reserves, less $4.8 million of insurance reimbursement).
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
     The following table details our sales by product class with further details below:

	3 months ended		3 months ended		12 months ended		12 months ended
Product Class	March 31, 2007%		March 31, 2006%		December 31, 2006%		December 31, 2005%
Cold Remedy	$11,523,624	61%	$11,476,356	65%	$69,046,345	72%	$55,292,673	61%
Allergy/Sinus/Nasal Comfort	4,610,560	24%	3,971,286	22%	15,468,683	16%	20,163,688	23%
Cough	1,135,231	6%	1,051,140	6%	6,059,285	6%	6,514,769	7%
Multi-Symptom Cold/Flu	1,776,339	9%	1,177,177	7%	5,656,467	6%	8,489,465	9%

Total Net Sales	$19,045,754	100%	$17,675,959	100%	$96,230,780	100%	$90,460,595	100%

     Because of the extreme seasonality of our business, our Board of Directors approved a change in our fiscal year in order to better align our operations and financial results with the entire cold season (our previous fiscal years ended in the middle of the cold season). Due to the change in our fiscal year, the three months ended March 31, 2007 are reported as a transition period. Our new fiscal year began April 1, 2007 and ends March 31, 2008. As in prior years, we believe the second calendar quarter (our new fiscal first quarter) will result in a net loss.
     Net sales for the three months ended March 31, 2007 increased to approximately $19.0 million, or 8% above net sales of $17.7 million for the three months ended March 31, 2006. The increase in net sales is primarily attributable to increased sales of our allergy/sinus and multi-symptom line of products. Sales of allergy/sinus products grew 16% during the three months ended March 31, 2007 while sales of our multi-symptom cold and flu items increased approximately 51% compared to the comparable period in the prior year. We began television advertising of our cough and multi-symptom cold/flu products in January 2007. We expect the Zicam brand will continue to grow as we promote consumer awareness of our products, increase distribution of our products, and introduce new items.
     Net income for the three month transition period ended March 31, 2007 was approximately $1.7 million compared to $0.1 million for the same period in 2006. Net income during the three months ended March 31, 2007 included the impact of recognizing $1.6 million of insurance reimbursements for litigation defense incurred in prior periods as well as $750,000 in general and administrative expense associated with a charitable donation of short-dated products. In addition, the Company added approximately $800,000 to our inventory reserve, of which $500,000 was in excess of our customary amount, to account for expiring products and obsolete components, and we also recorded $150,000 for the disposal of tooling associated with our flu products’ initial design.
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
     The Company’s management reviews several key indicators in evaluating overall performance:
1)	We compare our year-to-date sales and net income performance against our stated annual goal for each. For fiscal 2006, our stated goal was to grow sales 25% to 35% and net income 15% to 25% above the level realized in fiscal 2005 (excluding the impact of an $8.5 million charge, net of expected recovery from insurance programs, recorded in the fourth quarter of fiscal 2005 for settling the Arizona litigation and recording a reserve for the remaining product liability lawsuits). We realized net sales growth of 6% in fiscal 2006. We believe the lower than expected sales growth is attributable to a slow start to the 2006/2007 cold season, sales of cough and multi-symptom cold/flu items not achieving expected growth rates, and low acceptance of Nasal Comfort. The lower than originally anticipated net income growth was directly related to the lower sales growth we recorded. For the three months ended March 31, 2007 the Company expected net sales and net income would surpass the level achieved during the comparable period in 2006. For the three months ended March 31, 2007, we realized net sales growth of 8% and net income increased approximately $1.6 million from the level realized in the comparable period in the previous year.

2)	We monitor our share of the cough and cold market. For the 24 weeks ended March 25, 2007, retail sales of our products (as measured by three outlet syndicated scanner data, not including our largest customer, Wal-Mart) increased approximately 20% over the comparable period in the previous year, while the entire cough and cold category increased approximately 8% over the same period. The increased sales of our products for the 24 weeks ended March 25, 2007 resulted in Zicam products achieving a 3.6% dollar share of the category for the 2006/2007 cold season, versus 3.2% in the 2005/2006 season, and 2.6% in the 2004/2005 period.

3)	We measure our ability to maintain strong gross margins on our products. During the three months ended March 31, 2007, we realized an average gross margin of 63%, which is below our goal of 70%, and below the average gross margin of 67% realized in the comparable period in the prior year (gross margins on our existing products vary between 50% and 80%). Average gross margins were negatively impacted by an $800,000 increase to our inventory reserve, of which $500,000 was in excess of our customary amount, to account for expiring products and obsolete components. We also recorded approximately $150,000 for the disposal of tooling associated with our flu products’ initial design.

4)	We evaluate our operating performance by reviewing, over time, our ability to decrease administrative and general costs as a percentage of net sales. For the three months ended March 31, 2007, our selling, general or administrative expenses (excluding R&D and product liability litigation related charges) were approximately 49% of our net sales compared to 54% in the three months ended March 31, 2006.

5)	We review the distribution of our products by key national retailers. Our ten largest retail customers (based on 2006 sales) carry, on average, 14 of our products (Zicam & Nasal Comfort). Those customers accounted for approximately 63% of our net sales in the three months ended March 31, 2007, and 73% and 69% of our net sales in calendar 2006 and 2005, respectively. Retailers generally reset their cough and cold sections during the third calendar quarter of each year, at which time we are informed of any changes that will occur for the upcoming cough and cold season.
Seasonality and Quarterly Results
     The products we currently market are seasonal in nature, and sales at retail generally increase as the level of population suffering from colds rises. The Company records sales when we ship products from our warehouse facilities. During the third calendar quarter, the Company usually realizes increased sales volume as retailers stock our products and order displays to prepare for the upcoming cough and cold season. Additional sales (reorders) to retailers are highly dependent upon the incidence of illness within the population. Retail consumption of our products is highest during the cough and cold season, which usually runs from October through March. The Company begins extensive advertising campaigns to coincide with the cough and cold season and generally realizes higher advertising expense in the first and fourth calendar quarters of each year. The second calendar quarter of each year generally accounts for less than 10% of annual sales. Further, the Company records the expense for annual bonus awards when goal attainment for the bonus is reached, which is generally reflected in the fiscal fourth quarter results. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
     Certain information is set forth below for fiscal operations (expressed in $000’s and as a percentage of net sales) on a quarterly basis for the twelve months ended March 31, for the periods indicated. The calendar quarters indicated below have been reordered to reflect our new fiscal year, which ends March 31.
Quarterly Results:

	Twelve Months Ended March 31, 2007
									Twelve
$000s	Q2 2006	% NS	Q3 2006	% NS	Q4 2006	% NS	Q1 2007	% NS	Months	% NS
Net Sales	$8,206		$34,121		$36,227		$19,046		$97,601

Marketing	$1,792	22%	$4,136	12%	$18,912	52%	$5,015	26%	$29,855	31%
Sales Expense	$336	4%	$1,272	4%	$1,126	3%	$583	3%	$3,317	3%
General & Administrative	$3,334	40%	$2,925	9%	$2,587	7%	$3,729	20%	$12,575	13%
Legal – Product Liability	$2,117	26%	$1,576	5%	$1,141	3%	$(597)	(3)%	$4,237	4%

Total Op Expenses	$7,579	92%	$9,909	29%	$23,766	66%	$8,730	46%	$49,984	51%

R&D	$1,863	23%	$1,150	3%	$545	2%	$1,138	6%	$4,696	5%

As noted previously, Legal-Product Liability reflects $1.6 million in reimbursement from insurance carriers in the first quarter of 2007 for defense costs incurred prior to 2006.

	Twelve Months Ended March 31, 2006
									Twelve
$000s	Q2 2005	% NS	Q3 2005	% NS	Q4 2005	% NS	Q1 2006	% NS	Months	% NS
Net Sales	$6,255		$25,203		$44,022		$17,676		$93,155

Marketing	$1,668	27%	$1,981	8%	$16,284	37%	$6,699	38%	$26,632	29%
Sales Expense	$431	7%	$1,233	5%	$3,038	7%	$568	3%	$5,270	6%
General & Administrative	$1,834	29%	$2,277	9%	$4,899	11%	$2,302	13%	$11,312	12%
Legal – Product Liability	$596	10%	$1,517	6%	$9,615	22%	$1,123	6%	$12,851	14%

Total Op Expenses	$4,529	73%	$7,008	28%	$33,836	77%	$10,692	61%	$56,065	60%

R&D	$966	15%	$784	3%	$1,820	4%	$1,127	6%	$4,697	5%

The twelve months ended March 31, 2006 reflects $1.2 million in reimbursement from insurance carriers ($600,000 in Q2, $300,000 in Q3, and $300,000 in Q4) for defense costs. Additionally fourth quarter 2005 expense reflects recognition of approximately $8.5 million as expense related to settling the Arizona litigation and recording a reserve for the remaining lawsuits ($12.0 million settlement plus $1.3 million for litigation reserves, less $4.8 million of insurance reimbursement).

	Twelve Months Ended March 31, 2005
									Twelve
$000s	Q2 2004	% NS	Q3 2004	% NS	Q4 2004	% NS	Q1 2005	% NS	Months	% NS
Net Sales	$3,392		$16,905		$27,002		$14,982		$68,280

Marketing	$1,216	36%	$1,313	8%	$9,426	35%	$5,069	34%	$17,024	5%
Sales Expense	$123	4%	$862	5%	$1,406	5%	$614	4%	$3,005	4%
General & Administrative	$1,377	41%	$1,604	9%	$3,347	13%	$2,232	15%	$8,560	13%

Legal – Product Liability	$756	22%	$1,650	10%	$1,365	5%	$909	6%	$4,680	7%

Total Op Expenses	$3,472	102%	$5,429	32%	$15,544	58%	$8,824	59%	$33,269	49%

R&D	$521	15%	$354	2%	$541	2%	$499	3%	$1,916	3%

The twelve months ended March 31, 2005 reflects $800,000 in reimbursement from insurance carriers for product liability defense costs.
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
     Intangible Assets and Goodwill: We recorded approximately $15.0 million in goodwill in connection with the 40% Zicam, LLC interest acquired from Zensano, Inc. in December 2001. Under SFAS No. 142, goodwill must be tested when a triggering event occurs or at least annually to identify a potential impairment and the amount of any impairment loss. Factors that could affect this analysis would be significant loss of market share, a general decline in Zicam product sales, higher than expected increases in expenses and various other matters. Any change in key assumptions about the business or prospects of Zicam, LLC, or any change in market conditions or other externalities affecting Zicam, LLC, could result in an impairment charge, and such a charge could have a material adverse effect on our financial condition and results of operations. Our annual valuation of goodwill was completed in the third quarter of 2006 and no impairment was identified. No triggering events have occurred subsequent to the valuation performed in the third quarter of calendar 2006.
     Income Taxes: In accordance with SFAS No. 109, “Accounting for Income Taxes,” in 2005, 2006, and the three months ended March 31, 2007, we recorded income tax expense based on our estimated effective income tax rate for the year and will continue to do so in future periods. In 2005, we fully utilized the tax loss carryforward from prior years. In fiscal 2006 and the three months ended March 31, 2007, we recognized a tax benefit related to the charitable donation of products. At March 31, 2007 we had a $1.4 million tax loss carryforward (expiring in 2026) that we expect to fully utilize in fiscal 2008 (April 1, 2007 through March 31, 2008).
     Revenue Recognition: The Company recognizes revenue from product sales when the risks and rewards of ownership have transferred to the customer, which is considered to have occurred upon shipment of finished product. Sales incentives, promotional allowances, and returns are estimated and recognized as reductions to sales at the date of shipment based upon historical activity and agreements with customers. The Company evaluates these estimates on a monthly basis and revises them as necessary.
     Customer Sales Returns and Allowances: The estimate for product returns reflects our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects potential product returns. Prior to July 2006, we recorded a returns provision of 3% for products in distribution over a year and 7% for new items. We regularly review the similarities and differences of the new products relative to products for which we now have several years of product return experience. In July 2006, we adjusted our returns provision to 3.5% of gross sales for all of our products, including the new items that began shipping in the third quarter of 2006. Additionally, during calendar 2006, we recorded a $2.5 million adjustment to our returns provision to account for increased returns of Nasal Comfort and discontinued products from a large customer. We will continue to review the return provision at least quarterly and adjust the reserve amounts as actual product return experience continues to develop. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected.
     Legal Contingencies: We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. See Part I, Item 3- “Legal Proceedings” for information regarding our pending litigation. While we are vigorously defending ourself in these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. At the end of fiscal 2005, the Company established a reserve of approximately $1.3 million solely for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions and was the amount that the Company believed that it could reasonably estimate would be spent to resolve the remaining cases. Some of the significant factors that were considered in the establishment of the reserve were: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy and structure in light of the Arizona settlement; and the number of cases that remain pending against the Company. There are events, such as the dismissal of any cases, the outcome of a trial, or rulings on pending evidentiary motions, that may have an impact on the Company’s conclusions as to the adequacy of the reserves for the pending product liability lawsuits. Based on the number of pending and settled cases, the Company maintained a reserve of approximately $1.0 million at March 31, 2007. The Company will continue to review the adequacy of the associated reserves on a quarterly basis. The Company followed the guidance of SFAS 5, “Accounting for Contingencies”, which states the Company is required to accrue a contingent loss when the loss is deemed probable and reasonably estimable.
Results Of Operations For The Three Months Ended March 31, 2007 Compared To The Three Months Ended March 31, 2006
     Certain information is set forth below for our operations expressed in $000’s and as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2007		2006
Net sales	$19,046	100%	$17,676	100%
Cost of sales	7,048	37	5,865	33

Gross profit	11,998	63	11,811	67
Selling, general and administrative	8,730	46	10,693	60
Research & development	1,138	6	1,127	6

Income (Loss) from operations	2,130	11	(9)	—
Interest and other income	203	1	174	1
Interest expense	—	—	—	—

Income before income taxes	2,333	12	165	1
Provision for income taxes	624	3	68	—

Net income	$1,709	9%	$97	1%

Net Sales
     Net sales for the three months ended March 31, 2007 increased to approximately $19.0 million or 8% above net sales of $17.7 million for the comparable period in the prior year. The increase is principally due to an increase in the number of units sold. We did not change the list price for our products during the quarter. The increase in net sales is attributable to unit sales growth of our allergy/sinus and multi-symptom relief products.
Cost of Sales
     The cost of sales for the three months ended March 31, 2007 increased approximately $1.2 million or 20% over the cost of sales during the comparable period in 2006. The increase is due to the higher number of units sold, as well as the recording of approximately $800,000 to account for expiring products and obsolete components, of which $500,000 was in excess of our customary amount. We also recorded approximately $150,000 for the disposal of tooling associated with our flu products’ prior design. We expect unit cost reductions in fiscal 2008 due to the enhancements in the manufacturing process for our improved swab and our multi-symptom relief products in the pre-dosed spoon .
Gross Profit
     Gross profit for the three month transition period ended March 31, 2007 increased to approximately $12.0 million or 2% above gross profit in the comparable period in the prior year. The increased gross profit is due to the increased sales, partially offset by the higher cost of goods sold. The gross margin percentage achieved during the three month transition period ended March 31, 2007 decreased to 63% compared to the gross margin achieved in the comparable period in the prior year of 67%. The gross margin percentage on our current product offerings varies between 50% and 80%; therefore our average gross margin is affected by the relative mix of products sold and any adjustments to account for expiring product.
Selling, General and Administrative Expenses
     Selling, general and administrative expense for the three months ended March 31, 2007 decreased to approximately $8.7 million from $10.7 million in the comparable period the prior year. The decrease in operating expense was principally due to recognition of approximately $1.6 million in insurance reimbursements related to product liability litigation defense costs incurred prior to 2006 and a decrease in marketing expense compared to the three months ended March 31, 2006. During the three months ended March 31, 2007, we recorded approximately $1.0 million for product liability defense costs, offset by $1.6 million in insurance reimbursements, which resulted in net litigation defense costs of approximately ($0.6) million compared to litigation defense costs of $1.1 million for the three months ended March 31, 2006.
     During the three months ended March 31, 2007 marketing and advertising expense decreased $1.7 million (approximately $5.0 million in 2007 compared to $6.7 million in 2006) due to a lower level of television advertising compared to the prior year. Expenses for the three months ended March 31, 2007 were also affected by $750,000 associated with the charitable donation of short-dated Zicam products. Additionally, labor expense increased approximately $350,000 for the three months ended March 31, 2007, compared to the comparable period in 2066.
Research & Development
     Research and development expense for the three months ended March 31, 2007 was $1.1 million which was approximately equal to the level realized for the three months ended March 31, 2006. Our research and development expenses were related to developing new Zicam products to be introduced in fiscal 2008 and continuing work on our oral care and antacid product developments. We expect to continue investing 4% to 5% of annual net sales on our research and development efforts.
Interest & Other Income
     Interest income was $200,000 for the three months ended March 31, 2007, an immaterial increase from the three months ended March 31, 2006.

Income Before Income Taxes
     Income before income tax for the three months ended March 31, 2007 increased to approximately $2.3 million from $165,000 in the prior year. The increase is related to the lower selling, general and administrative expenses discussed above. We expect that income in future periods will be significantly impacted by the success of our current products, new product introductions, and year-over-year changes in our advertising, research and development, and legal expenses.
Provision for Income Tax Expense
     For the three months ended March 31, 2007, we recorded a provision for income tax expense at our combined federal and state estimated effective tax rates of 39%. We also recognized tax credits related to the $750,000 charitable donation of Zicam products in the three months ended March 31, 2007.
Net Income
     Net income increased approximately $1.6 million to approximately $1.7 million for the three monts ended March 31, 2007, compared to net income for the three months ended March 31, 2006 of approximately $97,000. The increase reflects the higher operating income and tax benefits related to the donated products.
Results Of Operations For The Year Ended December 31, 2006 Compared To The Year Ended December 31, 2005
     Certain information is set forth below for our operations expressed in $000’s and as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2006		2005
Net sales	$96,230	100%	$90,460	100%
Cost of sales	32,445	34	28,201	31

Gross profit	63,785	66	62,259	69
Selling, general and administrative	51,946	54	54,196	60
Research & development	4,685	5	4,069	5

Income from operations	7,154	7	3,994	4
Interest and other income	502	1	417	—
Interest expense	117	—	—	—

Income before income taxes	7,539	8	4,411	4
Provision for income taxes	2,612	3	1,333	1

Net income	$4,927	5%	$3,078	3%

Net Sales
     Net sales for 2006 increased to approximately $96.2 million or 6% above net sales of $90.5 million in 2005. The increase was principally due to an increase in the number of units sold. We did not change the list price for our products during 2006. The increase in net sales is attributable to unit sales growth of Cold Remedy products, primarily oral delivery. We believe the increase in net sales was less than expected due to the slow start to the cold season in the fourth quarter of 2006. Sales of our cough and multi-symptom cold/flu relief products declined in 2006. We have begun new advertising for these products and anticipate sales increasing in the future. We experienced a large amount of Nasal Comfort returns in 2006 resulting in returns exceeding net sales for these products.

Cost of Sales
     The cost of sales for 2006 increased approximately $4.2 million or 15% over the cost of sales in 2005. The increase is due to the higher number of units sold, as well as a higher average unit cost in 2006. The cost per unit sold in 2006 increased approximately 6% compared to the cost per unit sold in 2005. Cost of goods sold were negatively affected by new products, and higher costs associated with increased promotional displays.
Gross Profit
     Gross profit in 2006 increased to approximately $63.8 million or $1.5 million above gross profit in 2005. The increased gross profit is due to the increased sales, partially offset by the higher cost per unit sold. The gross margin percentage achieved in 2006 decreased to 66% compared to the gross margin achieved in 2005 of 69%. The gross margin percentage for our products varied between 50% and 80%; therefore our average gross margin was affected by the relative mix of products sold. Our average gross margin percentage was below our goal of 70% primarily due to start-up costs for new items, a $2.5 million adjustment to our returns provision to account for increased returns of Nasal Comfort and discontinued products, and increased costs for promotional displays.
Selling, General and Administrative Expenses
     Selling, general and administrative expense for 2006 decreased to approximately $51.9 million from $54.2 million in 2005, principally due to a decrease in product liability expense. In 2005, we recorded charges of $12 million to settle the Arizona litigation (less $4.8 million in expected insurance reimbursement) and $1.3 million to establish a reserve for the remaining litigation. This net decrease in cost of $8.5 million from 2005 was partially offset in 2006 by an increase in defense costs from $4.2 million in 2005 ($6.2 million less $2.0 million in expected insurance recoveries ) to $6.0 million in 2006. Legal costs in 2006 were also impacted by the cost of responding to the inquiry by the FTC.
     During 2006, marketing and advertising expense increased $6.5 million (approximately $31.5 million in 2006 compared to $25.0 million in 2005). Advertising expense increased approximately $5.5 million to $25.3 million in 2006 from $19.8 million in 2005. Non-advertising marketing expense increased $1.0 million, primarily related to consumer research, public relations, and sampling programs.
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
Provision for Income Tax Expense
     In 2006, we recorded a provision for income tax expense at our combined federal and state estimated effective tax rates of 39%. We also recognized tax credits related to the charitable donation of cough product and investment in research and development.
Net Income
     Net income increased approximately $1.8 million, or 60%, to approximately $4.9 million in 2006, compared to net income for 2005 of approximately $3.1 million. The increase reflects the higher sales and gross margin dollars in 2006. Net income in 2005 was adversely affected by litigation settlements and reserves (see Part I, Item 3 — “Legal Proceedings”).
Results Of Operations For The Year Ended December 31, 2005 Compared To The Year Ended December 31, 2004
     Certain information is set forth below for our operations expressed in $000’s and as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2005		2004
Net sales	$90,460	100%	$60,231	100%
Cost of sales	28,201	31	18,405	31

Gross profit	62,259	69	41,826	69
Selling, general and administrative	54,196	60	31,862	53
Research & development	4,069	5	1,887	3

Income from operations	3,994	4	8,077	13
Interest and other income	417	—	370	1
Interest expense	—	—	40	—

Income before income taxes	4,411	4	8,407	14
Provision for income taxes	1,333	1	3,450	6

Net income	$3,078	3%	$4,957	8%

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
Gross Profit
     Gross profit for 2005 was approximately $62.3 million, or 49% above gross profit in 2004, primarily due to the increase in sales. The gross margin percentage achieved in 2005 remained unchanged from the prior year’s gross margin of 69%. The gross margin percentage on our products varies between 50% and 80%. Gross margin will continue to be affected by the relative mix of products sold. Average gross margin percentages were below our goal of 70% primarily due to higher costs for new items, particularly our flu products, and increased freight charges.
Selling, General and Administrative Expenses
     Selling, general and administrative expense for 2005 increased to approximately $54.2 million from $31.9 million in 2004. The increase was due to $8.5 million recognized for litigation resolution ($12.0 million for the Arizona settlement plus $1.3 million as a reserve for litigation, less $4.8 million for expected reimbursement from our insurance companies). Legal expense for product liability defense increased to approximately $4.2 million ($6.2 million for 2005 legal defense expense less $2.0 million for reimbursement from our insurance carriers for legal expenses incurred in 2004 and 2005) compared to legal expense for product liability defense of $3.8 million in 2004.
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
Liquidity and Capital Resources
     Our working capital increased to $38.7 million as of March 31, 2007 from $36.1 million as of December 31, 2006, an increase of approximately $2.6 million. During the three months ended March 31, 2007, we experienced an increase in available cash of approximately $3.0 million. Generally, our cash position increases during the first quarter of the calendar year as receivables are collected. The principal use of cash in operations was $12.7 million to pay for advertising expenses incurred at the end of calendar 2006 and in early 2007. During the three months ended March 31, 2007 we recognized approximately $1.6 million for insurance reimbursements for litigation defense incurred in prior years. The negotiation with our insurance carriers was settled in March 2007, and the cash was received in April 2007.
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
     The Company’s principal source of liquidity is cash generated from sales of our products to retailers and distributors. The majority of sales are given 30 day credit terms; however, payment terms are occasionally extended, as retailers begin to increase inventory of our products prior to the onset of the cough and cold season. The Company records an estimated allowance for potentially uncollectible accounts, which is reviewed on a monthly basis. We believe our allowance as of March 31, 2007 is adequate.
     The change in accounts receivable, inventory, accounts payable and accrued expenses largely reflects the increase in the Company’s business and reflects the seasonal nature of the Company’s business. The Company records the bulk of its sales, which is reflected in higher accounts receivable, in the third, fourth and first calendar quarters; builds inventory during the second through fourth calendar quarters; and advertises its products, which is the largest component of accrued expenses, in the fourth and first calendar quarters. Although affected by the build-up of inventory in the second through fourth calendar quarters, accounts payable and accrued expenses are more significantly affected by advertising spending, which largely occurs in the fourth and first calendar quarters. Generally, to the extent our operations are profitable, our business is cash-flow positive. We do have working capital requirements arising from the increase of inventory and accounts receivable in excess of the increase in accounts payable, but these requirements vary throughout the year reflecting the seasonal nature of our business.

     Historically, the Company has had very low capital expenditures since we rely on contract manufacturers to produce our products. Typical capital expenditures include investments in technology, office furniture, leasehold improvements, and small tooling requirements. During the three months ended March 31, 2007, the Company invested approximately $300,000 for new equipment, primarily related to R&D activities. In addition, during calendar 2006 the Company spent approximately $4.2 million for an automated manufacturing line that is presently producing our swab products. The Company occasionally provides deposits and prepayments to our manufacturers to improve and increase manufacturing capabilities for our products. During fiscal 2008, the Company expects to invest approximately $400,000 in additional equipment for our new research and development facility.
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
     We have a $4.0 million credit facility with Comerica Bank expiring in July 2007. The interest rate under the credit facility is prime plus 0.25% (or 8.5% at March 31, 2007). In July 2006, we borrowed $4 million under the facility to support our working capital requirements in the third quarter of 2006. We fully repaid the debt in the fourth quarter of 2006. We are in compliance with the earnings and financial covenants contained in the credit facility. We anticipate renewing our credit facility with Comerica Bank in July 2007. We believe that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months.
Contractual Obligations
     We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations
	(In thousands of dollars)
	Payments due by Period as of March 31, 2007
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	596	209	315	72	0
Purchase Obligations	2,140	2,140	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$2,736	$2,349	$315	$72	$0

Recently Issued Accounting Standards
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the Company to measure the cost of services received in exchange for equity instruments based on the grant-date fair value of the award, with that cost being recognized to expense over the requisite service or vesting period. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such equity instruments. The Company uses the Black-Scholes option-pricing model in valuing such equity instruments. Upon adoption, the Company transitioned to SFAS No. 123R using the Modified Prospective Application (MPA) transition method, whereby compensation cost is recognized for new awards and awards modified after the effective date, and to that portion of outstanding awards for which part or all of the requisite service will be rendered on or after the effective date, with prior periods’ stock-based compensation for option plan activity still presented on a pro forma basis. As a result of the adoption of SFAS No. 123R, the Company recognized pre-tax charges of $17,700, approximately $10,600 after tax, for the three months ended March 31, 2007 and $150,800, approximately $93,000 after tax, for the full year 2006, as compensation expense related to unvested options as of January 1, 2006. The Company is expecting to recognize additional pre-tax charges of $23,800 in fiscal 2008 in association with the non-vested stock options. These charges do not affect the Company’s cash position. The Company anticipates future option grants will be minimal and has a preference for granting restricted stock awards in the future.
     On February 7, 2005, the Company’s Compensation Committee approved a new executive stock ownership requirement and approved the immediate vesting of all outstanding stock options previously granted under the Company’s option plans, including those granted to executive officers and directors, for which the option exercise price was above the closing price on February 7, 2005.
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006. The interpretation applies to tax positions within the scope of SFAS No. 109, Accounting for Income Taxes. Interpretation 48 is a two-step process for recognition and evaluation of tax positions. It requires the Company to assess whether a tax position is “more-likely-than-not” to be sustained and then to determine the amount of the tax position to be recognized in the financial statements. The Company implemented Interpretation No. 48 beginning January 1, 2007. Adoption of FIN 48 did not have a material impact on our earnings, financial position, or cash flows.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), effective for fiscal years beginning after November 15, 2007. SFAS 157 provides guidance on how to measure assets and liabilities that use fair value, and expands disclosure about fair value measurement. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. We will adopt SFAS 157 in the first quarter of fiscal 2009 and have begun the process of evaluating the expected impact of SFAS 157 on our Consolidated Financial Statements. Adoption of SFAS No. 157 is not expected to have a material impact on our earnings, financial position, or cash flows.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. The FASB issued SFAS No. 159 to mitigate earnings volatility that arises when financial assets and liabilities are measured differently, and to expand the use of fair value measurement for financial instruments. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We will adopt SFAS No. 159 in the first quarter of fiscal 2009. Adoption of SFAS No. 159 is not expected to have a material impact on our earnings, financial position, or cash flows.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS
Forward Looking Statements
          This Report on Form 10-K, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:
•	Our belief that the reserve for litigation losses will be sufficient to resolve the remaining cases;

•	our expectations regarding a net loss for the first quarter of fiscal 2008;

•	our expectation of introducing new products during the 2007/2008 cold season;

•	our belief that growth in sales of the Cough and multi-symptom products will occur;

•	our belief that new advertising approaches and public relations efforts will continue to build brand awareness;

•	our anticipation that we will continue to incur approximately $1.0 to $1.5 million in legal expense each quarter as a result of the Zicam Cold Remedy product liability and securities litigation in which we are engaged;

•	our intention to vigorously defend the Zicam Cold Remedy product liability and securities litigation claims, our expectation that additional product liability lawsuits may be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;

•	our expectation that the trend of growth in sales in future periods will continue as we expand consumer awareness and acceptance of our entire Zicam brand of products, increase distribution, introduce new products, and avoid additional adverse publicity;

•	our expectation regarding future net income, our belief that expenditures for advertising and research and development will vary by quarter throughout the year, and our expectation that advertising expenses will be heaviest in our third and fourth fiscal quarters;

•	our expectation of the effect of recently issued accounting standards;

•	our expectation that our mix of products sold will change due to seasonality and varying growth rates within our four market categories;

•	our expectation of our 10 largest retailers adding new products;

•	our expectation of continuing profitability in future years;

•	our intention to review our product return reserve provision monthly and adjust the reserve amounts as actual product return experience continues to develop;

•	our expectation of making income tax payments at our statutory rates in future years;

•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold;

•	our expectation that our net income and operating expenses in future periods will vary largely in connection with the level of our advertising, research and development, and legal expenses;

•	our expectation that research and development spending will be 4% to 5% of annual net sales in subsequent years;

•	our expectation regarding dividends and retained earnings;

•	our expectation of utilizing our tax loss carryforward;

•	our expectation regarding the renewal of our credit facility;

•	our expectations regarding recently issued accounting standards;

•	our expectation regarding investments in equipment;

•	our expectation of recognizing additional charges related to stock options;

•	our expectation that earnings in future periods will be significantly impacted by the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;

•	our belief that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months;

•	our expectation regarding reimbursement for legal expense from our insurance carriers;

•	our having no plans to directly manufacture and store our products;

•	our expectation that our manufacturers will have produced inventory available for sales of products through the 2007/2008 cough and cold season;

•	our expectation of achieving a higher gross margin in the future; and

•	our belief that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank. At no time during fiscal 2005 did we have any outstanding balance against this line of credit. In July 2006, we borrowed $4 million against our credit facility with Comerica Bank. The primary purpose for the borrowing was to provide additional liquidity as we built inventory for expected increases in sales during the second half of 2006. We generally extend payment terms for customers during the third calendar quarter as customers purchase new products and build inventory for the upcoming cough and cold season. We repaid the debt in the fourth quarter of 2006 and ended fiscal 2006 with no debt. We did not have any borrowings during the quarter ended March 31, 2007. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.
     As of March 31, 2007, December 31, 2006 and December 31, 2005, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the three months ended March 31, 2007 or calendar 2006) or commodity price risk.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Matrixx, including the Notes to those statements, are included in Part IV, Item 15 of this Transition Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None
ITEM 9A. CONTROLS AND PROCEDURES
     a) Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 as of the end of the period covered by this report.
     As of March 31, 2007, we identified a material weakness in internal control over financial reporting related to equity disclosure for the calculation of weighted average shares outstanding. We believe that this weakness resulted primarily from the increased activity related to our fiscal year change to March 31 from December 31. A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 2 as a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This weakness was corrected prior to the finalization of our consolidated March 31, 2007 transition period financial statements and prior to any public disclosure of results.
     Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007. Other than with respect to the identification of this material weakness, there was no change in our internal control over financial reporting during the three months ended March 31, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     b) Management’s Transition Period Report on Internal Control Over Financial Reporting
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
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
     As discussed above, as of March 31, 2007, we identified the following material weakness in internal control over financial reporting.
•	we did not adequately adhere to the designed procedures to review the calculation for weighted average shares outstanding. This weakness was corrected prior to the finalization of our consolidated March 31, 2007 transition period financial statements and prior to any public disclosure of results.
     Mayer Hoffman McCann, P.C., the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Transition Report on Form 10-K, has issued a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007. The report is included below in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Matrixx Initiatives, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Transition Report on Internal Control Over Financial Reporting, that Matrixx Initiatives, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2007, because of the material weakness in internal control over financial reporting related to equity disclosure for the calculation of weighted average shares outstanding, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as described in Item 9A: as of March 31, 2007, the Company did not have adequately designed procedures to review the calculation for weighted average shares outstanding. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the March 31, 2007 financial statements, and this report does not affect our report dated May 30, 2007 on those financial statements.
     In our opinion, management’s assessment, as described in Item 9A, that the Company did not maintain effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the three months ended March 31, 2007 of the Company and our report dated May 30, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ Mayer Hoffman McCann, P.C.

MAYER HOFFMAN MCCANN P.C.

Phoenix, Arizona
May 30, 2007

ITEM 9B. OTHER INFORMATION
     On February 9, 2007, the Board of Directors of the Company approved a change in the Company’s fiscal year end from December 31 to March 31. This Report on Form 10-K is for the Company’s transition period January 1, 2007 to March 31, 2007.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this Item for our executive officers is set forth in Part I of this Form 10-K under the heading “Executive Officers of Matrixx.” Other information required by this Item is set forth in our Proxy Statement relating to our 2007 annual meeting of stockholders held on May 15, 2007 (the “2007 Proxy Statement”), under the headings, “Information Concerning Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Additional Information - How do we submit shareholder proposals and director nominations for the next Annual Meeting?” and “Information about our Board, Its Committees and our Corporate Governance — What are the responsibilities of the Audit Committee?” and is incorporated herein by this reference as if set forth in full.
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
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table sets forth information as of March 31, 2007 with respect to our compensation plans and individual compensation arrangements under which our equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision to us of goods or services.

Number of Securities
Remaining Available for
	Number of Securities	Weighted- Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants,	(Excluding Securities
Plan Category	Warrants, and Rights	and Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	653,901	$12.47	329,285
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	653,901	$12.47	329,285
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)1. Financial Statements
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page
Report of Independent Registered Public Accounting Firm	43

Consolidated Balance Sheets as of March 31, 2007, December 31, 2006 and 2005	44

Consolidated Statements of Income for the three months ended March 31, 2007 and 2006 (Unaudited), and the years ended December 31, 2006, 2005, and 2004	45

Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2007 and 2006 (Unaudited), and the years ended December 31, 2006, 2005, and 2004	46

Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (Unaudited), and the years ended December 31, 2006, 2005, 2004	49

Notes to Consolidated Financial Statements	50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Matrixx Initiatives, Inc.
We have audited the accompanying consolidated balance sheets of Matrixx Initiatives, Inc. and subsidiaries (the “Company”) as of March 31, 2007, December 31, 2006 and December 31, 2005 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three months ended March 31, 2007 and for each of the years in the three year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2007, December 31, 2006 and December 31, 2005 and the results of their operations and their cash flows for the three months ended March 31, 2007 and for each of the years in the three year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as indicated in our report on page 39.
/s/ Mayer Hoffman McCann, P.C.
MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
May 30, 2007

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007, DECEMBER 31, 2006 AND DECEMBER 31, 2005

	2007	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$16,944,189	$13,947,622	$12,266,671
Accounts receivable:
Trade, net of allowance for doubtful accounts of $429,031, $410,696 and $642,915	8,256,929	23,569,252	28,719,382
Other receivable	—	304,775	1,234,886
Insurance receivable	2,200,000	1,402,967	4,800,000
Inventories	15,458,928	16,785,344	8,803,135
Prepaid expenses	584,771	754,303	837,877
Interest receivable	84,191	46,254	124,533
Income tax receivable	1,370,277	1,370,277	—
Deferred tax asset	3,361,605	3,831,188	5,488,704

Total Current Assets	48,260,890	62,011,982	62,275,188

Property and Equipment, at cost:
Office furniture and computer equipment	1,356,931	1,304,627	1,209,233
Machine tooling and manufacturing equipment	5,225,020	5,203,526	616,645
Laboratory furniture and equipment	339,343	134,889	39,194
Leasehold improvements	350,576	318,078	178,757

	7,271,870	6,961,120	2,043,829
Less accumulated depreciation	(1,925,598)	(1,434,078)	(803,479)

Net Property and Equipment	5,346,272	5,527,042	1,240,350

Other Assets:
Deposits	221,963	205,463	1,008,309
Other assets	82,770	82,770	57,963
Restricted cash	500,000	500,000	5,000,000
Debt issuance costs, net of accumulated amortization of $48,061, $40,229 and 29,166	7,171	15,003	46,262
Patents, net of accumulated amortization of $446,002, $413,488 and $283,487	1,692,115	1,724,629	1,774,235
Goodwill	15,039,836	15,039,836	15,039,836

Total Other Assets	17,543,855	17,567,701	22,926,605

Total Assets	$71,151,017	$85,106,725	$86,442,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,584,553	$15,314,105	$8,741,651
Accrued expenses	3,162,814	5,893,542	7,774,871
Sales commissions	372,206	817,435	2,600,467
Sales returns and allowances	2,391,290	2,732,120	3,880,552
Legal liability	1,045,000	1,171,500	13,245,000
Accrued taxes	—	—	882,611

Total Current Liabilities	9,555,863	25,928,702	37,125,152

Deferred tax liability	1,160,328	1,090,578	1,207,356

Total Liabilities	10,716,191	27,019,280	38,332,508

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 10,079,317, 9,947,752 and 9,599,529 shares issued	10,079	9,948	9,599
Additional paid-in capital	49,122,216	48,484,197	43,433,364
Retained earnings	11,698,835	9,989,604	5,062,976

	60,831,130	58,483,749	48,505,939
Less common stock held in treasury, at cost (53,800 shares)	(396,304)	(396,304)	(396,304)

Total Stockholders’ Equity	60,434,826	58,087,445	48,109,635

Total Liabilities and Stockholders’ Equity	$71,151,017	$85,106,725	$86,442,143

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED),
AND THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Three months ended March 31,		Years ended December 31,
		(Unaudited)
	2007	2006	2006	2005	2004

Net sales	$19,045,754	$17,675,959	$96,230,780	$90,460,595	$60,230,935
Cost of sales	7,047,655	5,865,211	32,445,499	28,201,154	18,404,822

Gross Profit	11,998,099	11,810,748	63,785,281	62,259,441	41,826,113

Selling, general and administrative expenses	8,730,650	10,692,507	51,946,219	54,196,370	31,861,745
Research and development	1,137,671	1,126,846	4,684,837	4,069,367	1,886,906

Income From Operations	2,129,778	(8,605)	7,154,225	3,993,704	8,077,462

Other Income (Expense):
Interest and other income	203,374	173,911	501,845	417,724	369,412
Interest expense	—	—	(116,639)	—	(39,778)

Total Other Income	203,374	173,911	385,206	417,724	329,634

Income Before Provision For Income Taxes	2,333,152	165,306	7,539,431	4,411,428	8,407,096

Provision for income taxes	623,921	68,546	2,612,803	1,332,936	3,449,625

Net Income	$1,709,231	$96,760	$4,926,628	$3,078,492	$4,957,471

Net Income Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,749,162	9,565,963	9,620,362	9,486,288	9,494,210
Net Income Per Share of Common Stock	$0.18	$0.01	$0.51	$0.32	$0.52

Diluted:
Weighted Average Number of Common Shares Outstanding	10,031,008	10,027,666	9,965,786	9,769,922	9,580,765
Net Income Per Share of Common Stock	$0.17	$0.01	$0.49	$0.32	$0.52
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Series A				Additional			Total
	Preferred Stock		Common Stock		Paid In	Treasury	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2003	—	$—	9,474,601	$9,475	$41,993,189	$(239,223)	$(2,972,987)	$38,790,454
Issuance of common stock upon exercise of stock options	—	—	47,334	47	503,892	—	—	503,939
Repurchase shares of the Company’s common stock (17,900 shares)	—	—	—	—	—	(157,081)	—	(157,081)
Forfeiture of restricted stock pursuant to the Company’s restricted stock bonus program	—	—	(1,737)	(2)	(23,349)	—	—	(23,351)
Income tax benefit from the exercise of stock options	—	—	—	—	54,130	—	—	54,130
Net income	—	—	—	—	—	—	4,957,471	4,957,471

Balance at December 31, 2004	—	—	9,520,198	9,520	42,527,862	(396,304)	1,984,484	44,125,562
Issuance of common stock upon exercise of stock options	—	—	23,134	23	184,106	—	—	184,129
Issuance of restricted stock pursuant to the Company’s restricted stock bonus program	—	—	56,197	56	641,052	—	—	641,108
Income tax benefit from the exercise of stock options	—	—	—	—	80,344	—	—	80,344
Net income	—	—	—	—	—	—	3,078,492	3,078,492

Balance at December 31, 2005	—	$—	9,599,529	$9,599	$43,433,364	$(396,304)	$5,062,976	$48,109,635
Issuance of common stock upon exercise of stock options	—	—	244,965	245	2,479,671	—	—	2,479,916
Issuance of restricted stock pursuant to the Company’s restricted stock program	—	—	103,258	104	1,342,960	—	—	1,343,064
Income tax benefit from the exercise of stock options	—	—	—	—	1,077,402	—	—	1,077,402
Stock option expense pursuant to SFAS 123R	—	—	—	—	150,800	—	—	150,800
Net income	—	—	—	—	—	—	4,926,628	4,926,628

Balance at December 31, 2006	—	$—	9,947,752	$9,948	$48,484,197	$(396,304)	$9,989,604	$58,087,445
Issuance of common stock upon exercise of stock options	—	$—	27,333	$27	$251,790	$—	$—	$251,817
Issuance of restricted stock pursuant to the Company’s restricted stock program	—	—	104,232	104	287,819	—	—	287,923
Income tax benefit from the exercise of stock options	—	—	—	—	80,717	—	—	80,717
Stock option expense pursuant to SFAS 123R	—	—	—	—	17,693	—	—	17,693
Net income	—	—	—	—	—	—	1,709,231	1,709,231

Balance at March 31, 2007	—	$—	10,079,317	$10,079	$49,122,216	$(396,304)	$11,698,835	$60,434,826

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

	Series A				Additional			Total
	Preferred Stock		Common Stock		Paid In	Treasury	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2005	—	$—	9,599,529	$9,599	$43,433,364	$(396,304)	$5,062,976	$48,109,635
Issuance of common stock upon exercise of stock options	—	—	117,765	118	1,256,264	—	—	1,256,382
Issuance of restricted stock pursuant to the Company’s restricted stock program	—	—	100,188	100	923,871	—	—	923,971
Stock option expense pursuant to SFAS 123R	—	—	—	—	54,967	—	—	54,967
Net income	—	—	—	—	—	—	96,760	96,760

Balance at March 31, 2006	—	$—	9,817,482	$9,817	$45,668,466	$(396,304)	$5,159,736	$50,441,715

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED),
AND THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Three months ended March 31,		Years ended December 31,
		(Unaudited)
	2007	2006	2006	2005	2004

Cash Flows From Operating Activities
Net income	$1,709,231	$96,760	$4,926,628	$3,078,492	$4,957,471
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	491,520	138,429	630,599	345,761	209,990
Amortization	40,346	48,448	170,691	83,415	60,831
Provision for bad debts	18,335	(277,443)	(232,219)	87,675	(46,117)
Deferred income taxes	539,333	(9,348)	1,540,738	(88,142)	3,122,634
Common stock issued for compensation	386,333	978,938	2,571,266	641,108	(23,351)
Changes in assets and liabilities:
Accounts receivable	15,598,763	20,667,204	6,312,460	(17,655,917)	(868,398)
Insurance receivable	(797,033)	—	3,397,033	(4,800,000)	—
Interest receivable	(37,937)	(43,401)	78,279	(66,875)	(57,658)
Income tax receivable	—	—	(1,370,277)	—	—
Inventories	1,326,416	(2,723,980)	(7,982,209)	(1,561,701)	(3,973,830)
Prepaid expenses and other	169,532	81,644	58,767	(8,254)	(271,796)
Accounts payable	(12,729,552)	(4,303,561)	6,572,454	4,042,335	(1,127,532)
Accrued expenses	(3,175,957)	(3,459,475)	(4,546,972)	3,471,133	4,061,446
Legal liability	(126,500)	(12,000,000)	(12,073,500)	13,245,000	—
Sales returns and allowances	(340,830)	(1,206,721)	(1,148,432)	1,275,292	870,692

Net Cash Provided (Used) By Operating Activities	3,072,000	(2,012,506)	(1,094,694)	2,089,322	6,914,382

Cash Flows From Investing Activities
Capital expenditures	(310,750)	(67,193)	(4,997,736)	(1,867,296)	(241,875)
Deposits and other	(16,500)	(38,974)	802,846	(788,119)	(7,493)
Restricted cash	—	—	4,500,000	—	(5,000,000)

Net Cash Provided (Used) By Investing Activities	(327,250)	(106,167)	305,110	(2,655,415)	(5,249,368)

Cash Flows From Financing Activities:
Proceeds from borrowing	—	—	4,000,000	—	2,000,000
Principal payments on notes payable	—	—	(4,000,000)	—	(2,000,000)
Debt issuance costs	—	(2,939)	(9,381)	(45,851)	—
Issuance of common stock	251,817	1,256,382	2,479,916	184,129	503,939
Purchase of treasury stock	—	—	—	—	(157,081)

Net Cash Provided By Financing Activities	251,817	1,253,443	2,470,535	138,278	346,858

Net Increase (Decrease) in Cash and Cash Equivalents	2,996,567	(856,230)	1,680,951	(427,815)	2,011,872

Cash and Cash Equivalents at Beginning of Period	13,947,622	12,266,671	12,266,671	12,694,486	10,682,614

Cash and Cash Equivalents at End of Period	$16,944,189	$11,401,441	$13,947,622	12,266,671	$12,694,486

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$115,222	$—	$39,778
Income taxes	—	860,790	2,021,243	814,164	356,739
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
     The Company’s sole business segment in the transition period ended March 31, 2007, calendar 2006, calendar 2005, and calendar 2004, was developing, marketing and selling over the counter products with an emphasis on those that utilize unique or novel delivery systems through a wholly-owned subsidiary, Zicam, LLC. During 2005, we formed Zicam Swab Products, LLC (ZSP) to purchase the dry handle swab technology from Viridian Packaging Solutions, LLC. During 2006, we formed Matrixx Oral Care, LLC (MOC) to pursue development of an over-the-counter oral care product.
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
Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable are recorded at the invoice amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. The Company determines the allowance based on historical write-off experience, current market trends and, for larger accounts, the ability to pay outstanding balances. Past due balances over 90 days and other higher risk amounts are reviewed individually and collectively. In addition, the Company maintains a reserve for all invoices by applying a percentage based on historical trends. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.
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
Property and Equipment
          Depreciation of the primary asset classifications is calculated based on the following estimated useful lives using the straight-line method.

Classification	Useful Life in Years
Machine tooling and manufacturing equipment	3-7
Office furniture and computer equipment	3-5
Laboratory equipment and furniture	3-5
Leasehold improvements	2-3
     For the three months ended March 31, 2007 and 2006 and the years ended December 31, 2006, 2005 and 2004 depreciation of property and equipment charged to selling, general and administrative expenses was $491,520, $138,429, $630,599, $345,761, and $209,990, respectively.
Long-Lived Assets
     When facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to the estimated undiscounted net future cash flows. A forecast showing lack of long-term profitability, a significant decline in market share, or a current period operating or cash flow loss combined with a history of operating or cash flow losses are conditions, among others, that would trigger an impairment assessment of the carrying amount of enterprise goodwill.
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
Intangible Assets
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is assessed at least annually for impairment using the fair value methodology. The Company completed its annual assessment in the third calendar quarter of 2006. There were no impairments recorded in any period presented.
     The original Cold Remedy patent is being amortized using the straight-line method over the remaining term of the patent at the date of purchase of 16.75 years. The estimated aggregate amortization expense for the Company’s Cold Remedy patent is $67,081 on an annual basis for each of the next five years. Amortization expense for the Cold Remedy patent was $16,770 for the three months ended March 31, 2007 and 2006, and $67,081 for each of the years ended December, 31, 2006, 2005, and 2004, respectively. The patent acquired on October 31, 2005 related to the Zicam Cold Remedy dry handle swab products is being amortized using the straight-line method over the remaining term of the patent, which, at the date of purchase was 14.88 years. The estimated aggregate amortization expense for the Zicam Cold Remedy dry handle swab patent is $62,971 on an annual basis for each of the next five years. Amortization expense was $15,743 for the three months ended March 31, 2007 and 2006, and $62,971 and $10,495 for the years ended December 31, 2006 and 2005, respectively.
     The Company recorded $8,748 in 2006 for debt issuance costs related to the $500,000 letter of credit associated with the product liability insurance policy that began in April 2006. The Company recorded $23,327 in 2005, for

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
debt issuance costs related to the $5.0 million letter of credit established for the self-structured product liability insurance policy that began in April 2004. These costs are amortized over one year. The Company amortizes the debt issuance costs associated with the Company’s Comerica Bank credit facility over the term of the facility. During 2005, the Company recorded $45,851 related to the renewal of the credit facility with a term through June 30, 2007. The Company recorded $7,832 and $15,935 in the three months ended March 31, 2007 and 2006, respectively, and $31,893 in calendar 2006 for amortization of expenses related to the Company’s Comerica Bank credit facility. The Company recorded $31,287 in 2005 for amortization of expenses related to the letter of credit and the credit facility.
     Goodwill is considered to have an indefinite life and, therefore, it is not amortized, but instead is tested for impairment at least annually. There was no impairment recorded in the three months ended March 31, 2007, or in calendar years 2006, 2005, or 2004.
Revenue Recognition
     The Company recognizes revenue from product sales when the risks and rewards of ownership have transferred to the customer. Transfer of risks and rewards is considered to have occurred upon shipment of the finished product. Sales incentives, promotional allowances and returns are estimated and recognized as a reduction from revenue at the date of shipment based upon historical activity and current agreements with customers. The Company evaluates these estimates on a monthly basis and revises them as necessary.
Stock-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS No. 123R (Revised 2004), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Boards Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the Company to measure the cost of services received in exchange for equity instruments based on the grant-date fair value of the award, with that cost recognized to expense over the requisite service or vesting period. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such equity instruments. The Company uses the Black-Scholes option-pricing model in valuing such equity instruments. Upon adoption, the Company transitioned to SFAS No. 123R using the Modified Prospective Application (MPA) transition method, whereby compensation cost is recognized for new awards and awards modified after the effective date, and to that portion of outstanding awards for which part or all of the requisite service will be rendered on or after the effective date. Prior periods’ stock-based compensation for option plan activity is still presented on a pro forma basis. As a result of the adoption of SFAS No. 123R, in calendar 2006 the Company recognized pre-tax charges of $150,800 as compensation expense, approximately $93,000 after tax, related to unvested options as of January 1, 2006. In addition, for the three months ended March 31, 2007 and 2006 the Company recognized pre-tax charges of $17,700 and $55,000, respectively, approximately $11,000 and $34,000 after tax, respectively. The Company expects to recognize additional pre-tax charges of approximately $16,000 during fiscal 2008 in association with the non-vested stock options. These charges do not affect the Company’s cash position.
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
     The following table details the effect on net income and earnings per share as if compensation expense had been recorded for the year ended December 31, 2005 and 2004 based on the fair value method under SFAS No. 123. The reported and pro forma net income and earnings per share for the three months ended March 31, 2007 and year ended December 31, 2006 is the same since share-based compensation expense is calculated under the provisions of SFAS No. 123R.

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
     The fair value for options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the year ended December 31, 2005 and 2004:

	2005	2004
Risk-free interest rate	3.66%	3.26%
Expected life	5.00 years	4.95 years
Expected volatility	61.40%	66.44%
Expected dividend yield	0%	0%
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
Advertising
     The Company advertises primarily through television and print media. The Company expenses advertising costs, including production costs, as incurred. Advertising expense was $4,009,738 and $5,753,600 for the three months ended March 31, 2007 and 2006, respectively, and $25,328,236, $19,763,522, and $14,761,776 for the years ended December 31, 2006, 2005, and 2004, respectively.

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
     The schedule below summarizes the elements included in the calculation of basic and diluted earnings per common share for the three months ended March 31, 2007 and 2006 and the years ended December 31, 2006, 2005 and 2004. Options, warrants and other incremental shares to purchase 232,000, 264,752 and 341,938 shares of common stock at March 31, 2007, December 31, 2005 and 2004, respectively, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. The shares were anti-dilutive because the share exercise price exceeded the average market price of the common stock during the period. There were no anti-dilutive shares at December 31, 2006 or March 31, 2006.

	Three Months Ended March 31,		Years Ended December 31,
	2007	2006	2006	2005	2004
Net income applicable to common shareholders	$1,709,231	$96,760	$4,926,628	$3,078,492	$4,957,471

Weighted average common shares outstanding — Basic	9,749,162	9,565,963	9,620,362	9,486,288	9,494,210

Dilutive securities	281,846	461,703	345,424	283,634	86,555

Weighted average common shares outstanding — Diluted	10,031,008	10,027,666	9,965,786	9,769,922	9,580,765

Net Income per common share:
Basic	$0.18	$.01	$0.51	$0.32	$0.52
Diluted	$0.17	$.01	$0.49	$0.32	$0.52
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
Recently Issued Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, effective for fiscal years beginning after December 15, 2006. The interpretation applies to tax positions within the scope of SFAS No. 109, “Accounting for Income Taxes”. Interpretation 48 is a two-step process for recognition and evaluation of tax positions. It requires the Company to assess whether a tax position is “more-likely-than-not” to be sustained and then to determine the amount of the tax position to be recognized in the financial statements. The Company adopted Interpretation No. 48 on January 1, 2007. Adoption of FIN 48 did not have a material impact on our earnings, financial position, and cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, effective for fiscal years beginning after November 15, 2007. SFAS No. 157 provides guidance on how to measure assets and liabilities that use fair value, and expands disclosure about fair value measurement. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. The Company will adopt SFAS 157 in the first quarter of fiscal 2009. Adoption of SFAS No. 157 is not expected to have a material impact on the Company’s earnings, financial position, and cash flows.
     In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements in determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB No. 108 as of December 31, 2006 and its adoption did not have an impact on the Company’s consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. The FASB issued SFAS No. 159 to mitigate earnings volatility that arises when financial assets and liabilities are measured differently, and to expand the use of fair value measurement for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 in the first quarter of fiscal 2009. Adoption of SFAS No. 159 is not expected to have a material impact on the Company’s earnings, financial position, and cash flows.
2. Inventories
     Inventories consist of the following at March 31, 2007, December 31, 2006 and 2005:

	March 31,	December 31,
	2007	2006	2005
Raw materials and packaging	$4,391,903	$5,209,623	$3,520,013
Finished goods	11,067,025	11,575,721	5,283,122

Total	$15,458,928	$16,785,344	$8,803,135

3. Current Notes Payable
     The Company has a $4.0 million line of credit with Comerica Bank expiring in July 2007 with interest at prime plus 0.25% (or 8.5% at March 31, 2007), collateralized by accounts receivable, inventory, property and equipment, intangible assets and other assets of the Company. The line also contains various financial covenants regarding liquidity, tangible net worth, and other financial ratios. Also, the Company cannot incur a loss for any two consecutive quarters and the Company cannot incur a loss for any fiscal year. The Company is also restricted from paying dividends without the lender’s consent. We did not have any borrowings under the credit facility during the three months ended March 31, 2007. In July 2006, we borrowed $4.0 million to fund seasonal working capital needs. We repaid the borrowing in the fourth quarter of 2006 and ended the year with no debt outstanding. We are in compliance with the earnings and financial covenants contained in the credit facility.
4. Reserves
     The following schedules summarize the activity in the reserves for sales returns and allowances and allowance for doubtful accounts for the three months ended March 31, 2007 and each of the years ended 2006, 2005, and 2004:

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period
Reserves for Sales Returns and Allowances
December 31, 2004	$1,734,568	$8,134,044	$7,263,352	$2,605,260
December 31, 2005	2,605,260	11,796,458	10,521,166	3,880,552
December 31, 2006	3,880,552	14,871,924	16,020,356	2,732,120
March 31, 2007	2,732,120	2,909,400	3,250,230	2,391,290

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period
Allowance for Doubtful Accounts
December 31, 2004	$601,357	$87,934	$134,051	$555,240
December 31, 2005	555,240	92,568	4,893	642,915
December 31, 2006	642,915	97,286	329,505	410,696
March 31, 2007	410,696	18,827	492	429,031

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Income Taxes
     The components of the provision for income taxes for the three months ended March 31, 2007 and 2006 and the years ended December 31, 2006, 2005 and 2004 are as follows:

	Three Months Ended March 31,		Years Ended December 31,
	2007	2006	2006	2005	2004
Current:
Federal	$66,041	$60,281	$881,511	$1,107,248	$204,834
State	18,548	8,265	190,554	394,137	124,157

Total	84,589	68,546	1,072,065	1,501,385	326,991

Deferred:
Federal	504,901	—	1,137,312	131,506	2,779,584
State	34,431	—	403,426	36,943	343,050

Total	539,332	—	1,540,738	168,449	3,122,634

Total Provision For Income Taxes	$623,921	$68,546	$2,612,803	$1,332,936	$3,449,625

     The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision for income taxes as follows:

	Three Months Ended March 31,		Years Ended December 31.
	2007	2006	2006	2005	2004
Federal statutory rate	34%	34%	34%	34%	34%
State income taxes, net of federal benefits	5	5%	5	5	5
Current period tax credits		—	(2)	(11)	—
Charitable contributions	(12)	—	(3)	—	—
Other	—	2	—	2	2
Net operating loss carryover	—	—	—	—	—

Total	27%	41%	34%	30%	41%

     The components of deferred tax assets and liabilities as of March 31, 2007, December 31, 2006 and December 31, 2005 are as follows:

	2007	2006	2005
Current deferred tax assets
Net operating loss carryforwards	$555,600	$1,611,100	—
Reserves and accrued expenses	1,165,000	1,409,300	1,779,400
Charitable contributions carryforward	1,047,300	463,000	—
Accrued legal liabilities	402,300	451,000	5,099,300
Reserve for bad debts	165,200	158,100	247,500
Research and development credit	140,000	140,000	—
Inventory valuation reserve	733,205	138,788	210,504

Total current deferred tax assets	4,208,605	4,371,288	7,336,704

Current deferred tax liabilities
Accrued receivable	(847,000)	(540,100)	(1,848,000)

Net current deferred tax assets	$3,361,605	$3,831,188	$5,488,704

Non-current deferred tax assets
Restricted stock compensation	980,200	954,300	460,644
Other	18,062	16,322	—

Total non-current deferred tax assets	998,262	970,622	460,644

Non-current deferred tax liabilities
Amortization of intangible assets	(2,058,900)	(1,979,700)	(1,590,900)
Depreciation	(99,690)	(81,500)	(77,100)

Total non-current deferred tax liabilities	(2,158,590)	(2,061,200)	(1,668,000)

Net non-current deferred tax liabilities	(1,160,328)	(1,090,578)	(1,207,356)

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history and trends, sales backlog and projections of future net income. As of March 31, 2007 and December 31, 2006 and 2005 the Company did not record a valuation allowance.
The Company’s policy is to classify income tax penalties and interest as income taxes in its financial statements. During the three months ended March 31, 2007, the Company did not incur any penalties or interest. At March 31, 2007, the Company did not have any unrecognized tax benefits.
     The tax benefits associated with employee exercises of non-qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduced income taxes currently payable. The Company has determined that it is more likely than not that the amounts will be realized and has recorded benefits charged to additional paid-in-capital for the three months ended March 31, 2007 and the years ended December 31 2006, 2005, and 2004 of $80,717, $1,077,402, $80,344, and $54,130, respectively.
     At December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $9,100,000, and $9,400,000, respectively. These carryforwards were exhausted in 2005. At the end of fiscal 2006, the Company had a $1.4 million loss carryforward due to the settlement of the consolidated Arizona litigation in 2006. The carryforward expires in 2026. The Company expects to exhaust this carryforward in fiscal 2008.
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
7. Stockholders’ Equity
Stock Repurchase Plan
     In April 2004, the Company’s Board of Directors authorized a Common Stock Repurchase Program for up to 1.0 million shares of the Company’s common stock. No common stock was repurchased during the three months ended March 31, 2007 or the years ended December 31, 2006 and 2005. During 2004, the Company purchased 17,900 shares of common stock at an aggregate cost of $157,081.
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
Directors Restricted Stock Purchase Program
     In 2002, the Company established a Director Restricted Stock Purchase Program (the “Program”). Under the Program the number of shares to which the Director will be entitled is equal to the cash portion of compensation payable to him/her for Directors fees by the Company that he/she wishes to apply to the purchase of shares under the Program divided by 80% of the closing price of the Company’s stock price on the date the cash consideration would be paid. Shares issued under the Program are restricted until the first to occur of (i) the expiration of three years from the date the shares are issued, (ii) a change in control of the Company, and (iii) the Director’s death or disability.
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
     The following table contains information on the stock options under the Company’s 2001 Plan for the period ended March 31, 2007. The outstanding options expire from October 2008 to July 2011.

		Weighted-	Weighted-Average
		Average	Remaining Contractual	Aggregate Intrinsic
Options	Shares	Exercise Price	Term	Value
Options outstanding at December 31, 2006	696,235	$12.25
Granted
Exercised	(27,333)	9.21
Cancelled	(15,001)	8.13

Options outstanding at March 31, 2007	653,901	$12.47	3.78 years	$2,857,283

Exercisable at March 31, 2007	622,233	$12.69	3.75 years	$2,600,139

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     No options were granted in the three months ended March 31, 2007 or calendar 2006. The weighted average fair value of options granted was $6.05 and $8.49 in 2005 and 2004, respectively.
     The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 and the fiscal years ended December 31, 2006, 2005 and 2004 was $210,000, $1.6 million, $3.0 million, $197,000 and $92,000, respectively. The total fair value of shares vested during the three months ended March 31, 2006 and the fiscal years ended December 31, 2006, 2005 and 2004 was $578,000, $1.5 million, $6.2 million and $1.9 million, respectively. No shares vested during the three months ended March 31, 2007.
     Cash received from the exercise of options for the three months ended March 31, 2007 was approximately $252,000. The related tax benefit realized was approximately $81,000.
     A summary of the Company’s restricted stock awards is presented below:

		Weighted-Average Grant-
	Shares	Date Fair Value
Nonvested at December 31, 2006	167,868	$18.05
Granted	143,960	16.51
Vested	(11,480)	17.90
Forfeited	(39,728)	21.49

Nonvested at March 31, 2007	260,620	$16.68

     The weighted average fair value of restricted stock awards granted for the three months ended March 31, 2006 and the years ended December 31, 2006, 2005 and 2004 was $21.66, $21.51, $11.41 and $17.90, respectively.
     As of March 31, 2007, the Company had approximately $2.2 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted-average period of approximately 27 months.
     The fair value of the Company’s restricted stock awards was determined using the closing price of the Company’s shares on the respective grant dates.
Other Stock Option Information
     The following table summarizes information about the Company’s stock-based compensation plan at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted
		Remaining	Average		Weighted
Range of	Number	Contractual Life	Exercise	Number	Average
Exercise Prices	Outstanding	in Years	Price	Exercisable	Exercise Price
$7.00 — $10.00	241,901	3.13	$8.29	210,233	$8.31
$10.00 — $13.00	180,000	4.64	$11.07	180,000	$11.07
$17.00 — $19.00	232,000	3.79	$17.92	232,000	$17.92
Compensation Expense
     Effective January 1, 2006, the Company adopted SFAS No. 123R (Revised 2004), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires the Company to measure the cost of

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
services received in exchange for equity instruments based on the grant-date fair value of the award, with the cost recognized over the requisite service or vesting period.
     As a result of its adoption of SFAS No. 123R, the Company recognizes compensation expense related to unvested options as of January 1, 2006. For the three months ended March 31, 2007, the Company recognized compensation expense of $17,700, approximately $11,000 after tax. For the three months ended March 31, 2006, the Company recognized compensation expense of $55,000, approximately $34,000 after tax. For the year ended December 31, 2006 the Company recognized $150,800, approximately $93,000 after tax. The amounts were calculated in prior periods using the Black-Scholes option pricing model. The Company expects to recognize pre-tax charges of approximately $16,000 in fiscal 2008 relating to the aforementioned stock options.
     The Company issued 12,850 shares of its restricted common stock to employees in 2003, pursuant to the Company’s restricted stock bonus program, and the Company recorded compensation expense of $227,959 for the value of the shares issued. The weighted average fair value of the restricted common stock at the date of grant for the shares issued in 2003 was $17.74 per share. During 2004, 1,737 shares of the Company’s restricted stock, that had been previously granted, were forfeited and the Company recorded an expense reversal of $23,350. In 2004, the Company recorded $255,853 in estimated compensation expense for shares of restricted stock to be granted to employees in early 2005. In early 2005, the Company granted 24,197 shares valued at $259,633, or $10.73 per share, and throughout 2005, the Company granted 4,000 shares of restricted stock, with a value of $46,000. The Company recorded $841,650 in compensation expense for shares of restricted stock to be granted to employees in early 2006. During the three months ended March 31, 2007 and 2006, the Company recorded compensation expense of $102,766 and $37,477, respectively, related to its restricted stock program.
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
9. Commitments and Contingencies
Leases
     The Company leases its office facilities under a long-term leasing arrangement. The following is a schedule of future minimum lease payments at March 31, 2007 under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year:

Year Ending
March 31,	Leases
2008	$208,871
2009	107,868
2010	102,997
2011	104,835
2012	71,520

Total Minimum Lease Payments	$596,091

     Rental expense charged to operations for the three months ended March 31, 2007 and 2006 and the years ended December 31, 2006, 2005, and 2004 was $80,765, $43,833, $136,189, $147,188, and $154,738 , respectively.
Officer Indemnification
     Under its organizational documents, the Company’s officers, employees, and directors are indemnified against certain liability arising out of the performance of their duties to the Company. The Company also has an insurance policy for its directors and officers to insure them against liabilities arising from the performance of their duties

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
required by their positions with the Company. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred.
Litigation
     The Company is involved in various product liability claims and other legal proceedings. The Company’s legal expense continues to have a significant impact on the results of operations as the Company defends itself against the various claims. Net income and earnings per share for 2005 reflect the effect of actual and expected pretax reimbursement of $2.0 million from our principal insurance carrier for legal expenses incurred by the Company in defense of the product liability lawsuits during 2004 and 2005. Net income and earnings per share for the fourth quarter and fiscal 2005 reflect the recording of approximately $8.5 million to settle the Arizona litigation and to create a reserve for any future payments related to the product liability litigation ($12 million settlement plus $1.3 million for the reserve, less $4.8 million expected to be covered by insurance). Additionally, net income and earnings per share reflect the pretax reimbursement of approximately $1.6 million of insurance reimbursement for litigation defense incurred prior to 2006. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits.
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
     From late 2003 through March 2007, numerous lawsuits were filed against us alleging that our Zicam Cold Remedy product caused the permanent loss or diminishment of the sense of smell or smell and taste. Two of these lawsuits were filed as class action lawsuits covering named and unnamed plaintiffs, but one of the class action lawsuits has been dismissed, as have the claims of several individual plaintiffs.
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
Litigation Reserves
     We record accruals for such contingencies to the extent that we conclude their occurrence is probable and the related damages are estimable. If a range of liability is probable and estimable and no amount within the range appears to be a better estimate than any other amount within the range, we accrue the minimum of such probable range. Many claims involve highly complex issues relating to causation, label warnings, scientific evidence, actual damages and other matters. Often these issues are subject to substantial uncertainties and, therefore, the probability of loss and an estimation of damages are difficult to ascertain. Consequently, we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for these contingencies. Therefore, as of March 31, 2007, the Company maintained a reserve of approximately $1.0 million for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
some of which are described below, and was the amount that the Company believed that it could reasonably estimate would be spent to resolve the remaining cases that have been filed. Some of the significant factors that were considered in the amount of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy and structure in light of the recent settlement; and the number of cases that remain pending against the Company. There are events, such as the dismissal of any cases, the outcome of a trial, or rulings on pending evidentiary motions, that may have an impact on the Company’s conclusions as to the adequacy of the reserves for the pending product liability lawsuits. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period. The Company will continue to review the adequacy of the associated reserves on a quarterly basis.
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
10. Employee Benefit Plan
     Effective January 1, 2004, the Company adopted a Qualified 401(k) Retirement Account Plan, meeting the Safe Harbor Provisions of the IRS. The Company makes matching contributions relative to each employee’s Salary Reduction Contributions for the year of up to 4% of the employee’s compensation for the Plan year. For the three months ended March 31, 2007 and 2006 and the years ended December 31, 2006, 2005 and 2004, the Company made matching contributions of $33,128, $24,309, $85,813, $96,103 and $53,133 respectively. Each employee is fully vested at all times in his or her contribution and the Company’s matching contributions.
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

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exposure. If future sales of these products decrease, and in particular sales of its Cold Remedy products, the Company’s operations could be materially adversely affected.
     The Company currently relies on contract manufacturers to produce its products, and has identified alternative suppliers for some of its products. However, the Company has not made any purchases from these alternative suppliers.
     Sales to major customers, which comprised 10% or more of net sales, for the three months ended March 31, 2007 and 2006, and the years ended December 31, 2006, 2005, and 2004 were as follows:

	3 months ended	3 months ended	Year ended	Year ended	Year ended
	March 31, 2007	March 31, 2006	December 31, 2006	December 31, 2005	December 31, 2004
Wal-Mart	12.1%	29.9%	26.3%	20.5%	20.3%
Walgreens	*	*	12.6%	14.6%	12.9%
CVS	11.9%	*	12.3%	*	11.7%

*	Less than 10%
12. Fair Value of Financial Instruments
     Disclosures about Fair Value of Financial Instruments for the Company’s financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company’s financial instruments as of March 31, 2007, December 31, 2006 and 2005:

	March 31, 2007		December 31, 2006		December 31, 2005
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Fiancial Assets
Cash and cash equivalents	$16,944,189	$16,944,189	$13,947,622	$13,947,622	$12,266,671	$12,266,671
Restricted cash	$500,000	$500,000	$500,000	$500,000	$5,000,000	$5,000,000
Financial Liabilities
Long-term debt	—	—	—	—	—	—
     The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments.
13. Selected Quarterly Financial Data (Unaudited)
     Selected unaudited quarterly financial data for the years ended December 31, 2006 and 2005 are summarized below:

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

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (cont.)
(a)2. Financial Statement Schedules
     Financial statement schedules have been omitted because either they are not required or are not applicable, or because the information has been included in the consolidated financial statements or notes thereto contained in this Transition Report on Form 10-K.
(a)3. Exhibits

Exhibit No.	Title
3.1	Certificate of Incorporation and Amendments thereto of the Registrant (1)

3.2	Bylaws of the Registrant (12)

4.1	Rights Agreement dated as of July 22, 2002 by and between the Registrant and Corporate Stock Transfer, Inc. (2)

10.1	Confidentiality and Non-Competition Agreement among the Registrant, Gel Tech, L.L.C. (now Zicam, LLC), Zensano, Inc., Zengen, Inc. and certain other individuals (4)

10.2	*2001 Stock Incentive Plan (5)

10.2.1	*Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Grant of Incentive Stock Option (8)

10.2.2	*Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Restricted Stock Program Agreement (8)

10.2.3	First Amendment to the Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Restricted Stock Program Agreements between the Registrant and Edward Walsh dated October 18, 2006 (14)

10.2.4	First Amendment to the Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Restricted Stock Program Agreements between the Registrant and Edward Faber dated October 18, 2006 (14)

10.3	*Summary of Matrixx Initiatives, Inc. Director Restricted Stock Purchase Program (3)

10.4	*Summary of Revised Director Compensation Structure for Non-Employee Directors

10.5	Manufacturing Agreement with BioZone Laboratories (7)

10.6	Manufacturing Agreement with Applied Laboratories, Inc. (9)

10.7	Amended and Restated Credit Agreement dated September 27, 2005 among the Registrant, Zicam, LLC and Comerica Bank (10)

10.7.1	Amended and Restated Secured Promissory Note dated September 27, 2005 among the Registrant, Zicam, LLC and Comerica Bank (10)

10.7.2	Amended and Restated Security Agreement dated September 27, 2005 among the Registrant, Zicam, LLC and Comerica Bank (10)

10.7.3	Security Agreement and Collateral Assignment of Limited Liability Company Interests among Registrant and Comerica Bank (10)

10.7.4	Amended and Restated Intellectual Property Security Agreement among Registrant and Comerica Bank (10)

10.7.5	Amended and Restated Intellectual Property Security Agreement dated September 27, 2005 among Zicam, LLC and Comerica Bank (10)

Exhibit No.	Title
10.8	Form of Change of Control Agreement between Registrant and Registrant’s Executive Officers (16)

10.9	Asset Purchase Agreement dated as of October 31, 2005 by and among Viridian Packaging Solutions, LLC, Beutlich, L.P., Frederic J. Beutlich and Zicam Swab Products, LLC (11)

10.10	Settlement Agreement dated January 19, 2006 among the Registrant and the various plaintiffs in the consolidated products liability litigation (13)

10.11	Amended and Restated Employment Agreement dated October 18, 2006 among Registrant and Carl J. Johnson (14)

10.12	Insurance Agreement dated October 18, 2006 between the Registrant and William J. Hemelt (14)

21	Subsidiaries of the Registrant (6)

23.1	**Consent of Mayer Hoffman McCann P.C., independent registered public accounting firm

31.1	**Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	***Certification of CEO pursuant to 18 U.S.C. Section 1350

32.2	***Certification of CFO pursuant to 18 U.S.C. Section 1350

99.1	Court order barring opposing party expert testimony for a lack of reliability and scientific basis in Hans, et al. vs. Matrixx Initiatives, Inc., et al., filed September 13, 2004 in United States District Court for the Western District of Kentucky (15)

99.2	Court order barring opposing party expert testimony for a lack of reliability and scientific basis in Sutherland vs. Matrixx Initiatives, Inc., et al., filed December 18, 2003 in United States District Court for the Northern District of Alabama, Middle Division (15)

99.3	Court order barring opposing party expert testimony for a lack of reliability and scientific basis in Benkwith et al. vs. Matrixx Initiatives, Inc., et al., filed May 3, 2004 in United States District Court for the Northern District of Alabama, Middle Division (15)

99.4	Court order barring opposing party expert testimony for a lack of reliability and scientific basis in O’Hanlon, et al. vs. Matrixx Initiatives, Inc., et al., filed October 29, 2004 in United States District Court for the Northern District of Alabama, Middle Division (15)

99.5	Press Release Reaffirming Safety of Intranasal Zicam-Cold Remedy Gel (15)

*	Indicates management compensatory contract, plan or arrangement.

**	Filed with this Form 10-K.

***	Furnished with this Form 10-K.

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 8-A, file No. 000-27646, as filed on June 18, 2002.

(2)	Incorporated by reference to the Registrant’s registration statement on Form 8-A, filed July 23, 2002, file number 000-27646.

(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006, file number 001-31404.

(4)	Incorporated by reference to the Registrant’s Report on Form 8-K filed December 14, 2001, file number 000-27646.

(5)	Incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, filed April 8, 2005, file number 001-31404.

(6)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003, file number 001-31404.

(7)	Incorporated by reference to the Registrant’s Report on Form 8-K filed October 28, 2004, file number 001-31404.

(8)	Incorporated by reference to the Registrant’s Report on Form 8-K filed February 11, 2005 file number 001-31404.

(9)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 9, 2004 file number 001-31404.

(10)	Incorporated by reference to the Registrant’s Report on Form 8-K filed November 7, 2005, file number 001-31404.

(11)	Incorporated by reference to the Registrant’s Report on Form 8-K filed November 3, 2005, file number 001-31404.

(12)	Incorporated by reference to the Registrant’s Report on Form 8-K filed July 25, 2006.

(13)	Incorporated by reference to the Registrant’s Report on Form 8-K filed January 19, 2006, file number 001-31404.

(14)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the period ended September 30, 2006, file number 001-31404.

(15)	Incorporated by reference to the Registrant’s Report on Form 8-K filed January 26, 2007, file number 001-31404.

(16)	Incorporated by reference to the Registrant’s Report on Form 10-K for the period ended December 31, 2005, file number 001-31404.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on May 30, 2007.

MATRIXX INITIATIVES, INC.
By:	/s/ Carl J. Johnson
Carl J. Johnson
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated:

Signature	Title	Date

/s/ Edward E. Faber Edward E. Faber	Chairman of the Board of Directors	May 30 , 2007

/s/ Carl J. Johnson Carl J. Johnson	President, Chief Executive Officer and Director	May 30, 2007

/s/ William C. Egan William C. Egan	Director	May 30, 2007

/s/ L. White Matthews, III L. White Matthews, III	Director	May 30, 2007

/s/ Michael A. Zeher Michael A. Zeher	Director	May 30, 2007

/s/ Samuel C. Cowley Samuel C. Cowley	Director	May 30, 2007

/s/ John M. Clayton John M. Clayton	Director	May 30, 2007

/s/ Lori Bush Lori Bush	Director	May 30, 2007

/s/ William J. Hemelt William J. Hemelt	Executive Vice President, Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer), and Treasurer	May 30, 2007

Exhibit Index

Exhibit No.	Title

23.1	**Consent of Mayer Hoffman McCann P.C., independent registered public accounting firm

31.1	**Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	**Certification of CFO pursuant to 18 U.S.C. Section 1350.

**	Filed with this Form 10-K.

***	Furnished with this Form 10-K.