Form 10-Q
period 2007-06-30
MATRIXX INITIATIVES INC
filed 2007-08-09
CIK 1006195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
There were 10,140,670 shares of the registrant’s common stock, $.001 par value, outstanding as of July 31, 2007.

MATRIXX INITIATIVES, INC.
FORM 10-Q
INDEX

			Page
PART I	FINANCIAL INFORMATION

	Item 1.	Condensed Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and March 31, 2007	1

		Condensed Consolidated Statements of Operations for the three months ended June 30, 2007 and 2006 (Unaudited)	2

		Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2007 and 2006 (Unaudited)	3

		Notes to Condensed Consolidated Financial Statements (Unaudited)	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	20

	Item 1A.	Risk Factors	20

	Item 4.	Submission of Matters to a Vote of Security Holders	20

	Item 6.	Exhibits	20

SIGNATURES			22
EX-10.01
EX-10.02
EX-10.03
EX-10.04
EX-10.05
EX-31.1
EX-31.2
EX-32.1
EX-32.2
Unless otherwise indicated in this quarterly report, “Matrixx,” “us,” “we,” “our”, “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

2

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2007	2007

ASSETS
Current Assets:
Cash and cash equivalents	$15,523,861	$16,944,189
Accounts receivable:
Trade, net of allowance for doubtful accounts of $189,910 and $429,031	6,162,435	8,256,929
Other receivable	3,797	—
Insurance receivable	107,500	2,200,000
Inventories	18,037,942	15,458,928
Prepaid expenses	2,093,944	584,771
Interest receivable	82,872	84,191
Income tax receivable	1,380,277	1,370,277
Deferred tax asset	4,157,721	3,361,605

Total Current Assets	47,550,349	48,260,890

Property and Equipment, at cost:
Office furniture and computer equipment	1,362,159	1,356,931
Machine tooling and manufacturing equipment	5,261,320	5,225,020
Laboratory furniture and equipment	356,633	339,343
Leasehold improvements	354,744	350,576

	7,334,856	7,271,870
Less accumulated depreciation	(2,233,339)	(1,925,598)

Net Property and Equipment	5,101,517	5,346,272

Other Assets:
Deposits	273,172	221,963
Other assets	82,770	82,770
Restricted cash	500,000	500,000
Debt issuance costs, net of accumulated amortization of $55,232 and $48,061	—	7,171
Patents, net of accumulated amortization of $478,514 and $446,002	1,659,603	1,692,115
Goodwill	15,039,836	15,039,836

Total Other Assets	17,555,381	17,543,855

Total Assets	$70,207,247	$71,151,017

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,141,961	$2,584,553
Accrued expenses	3,133,359	3,162,814
Sales commissions	120,844	372,206
Sales returns and allowances	1,520,833	2,391,290
Legal liability	1,031,000	1,045,000

Total Current Liabilities	8,947,997	9,555,863

Deferred tax liability	1,228,790	1,160,328

Total Liabilities	10,176,787	10,716,191

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 10,120,670 and 10,079,317 shares issued	10,120	10,079
Additional paid-in capital	49,779,904	49,122,216
Retained earnings	10,636,740	11,698,835

	60,426,764	60,831,130
Less common stock held in treasury, at cost (53,800 shares)	(396,304)	(396,304)

Total Stockholders’ Equity	60,030,460	60,434,826

Total Liabilities and Stockholders’ Equity	$70,207,247	$71,151,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	2007	2006

Net sales	$8,573,428	$8,206,133
Cost of sales	2,835,354	2,404,707

Gross Profit	5,738,074	5,801,426

Selling, general and administrative expenses	6,256,215	7,578,412
Research and development	1,453,053	1,863,189

Loss From Operations	(1,971,194)	(3,640,175)

Other Income (Expense):
Interest and other income	246,575	134,808
Interest expense	—	—

Total Other Income	246,575	134,808

Loss Before Benefit From Income Taxes	(1,724,619)	(3,505,367)

Benefit from income taxes	(662,523)	(1,647,570)

Net Loss	$(1,062,096)	$(1,857,797)

Net Loss Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,778,192	9,658,471
Net Loss Per Share of Common Stock	$(0.11)	$(0.19)

Diluted:
Weighted Average Number of Common Shares Outstanding	9,778,192	9,658,471
Net Loss Per Share of Common Stock	$(0.11)	$(0.19)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	2007	2006

Cash Flows From Operating Activities
Net loss	$(1,062,096)	$(1,857,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	307,741	141,115
Amortization	39,683	41,552
Deferred income taxes	(727,654)	(5,636)
Common stock issued for compensation	399,027	150,252
Changes in assets and liabilities:
Accounts receivable	2,094,494	4,860,665
Insurance receivable	2,092,500	—
Interest and other receivables	(2,478)	142,104
Income tax receivable	(10,000)	(2,225,547)
Inventories	(2,579,014)	(4,351,764)
Prepaid expenses and other	(1,509,173)	(1,057,714)
Accounts payable	557,408	1,543,940
Accrued expenses	(280,817)	(3,378,673)
Legal liability	(14,000)	(35,000)
Sales returns and allowances	(870,457)	(511,989)

Net Cash Used In Operating Activities	(1,564,836)	(6,544,492)

Cash Flows From Investing Activities
Capital expenditures	(62,986)	(506,772)
Deposits and other	(51,209)	(1,518,420)
Restricted cash	—	4,500,000

Net Cash (Used) Provided By Investing Activities	(114,195)	2,474,808

Cash Flows From Financing Activities:
Debt issuance costs	—	(6,442)
Issuance of common stock	258,703	292,695

Net Cash Provided By Financing Activities	258,703	286,253

Net Decrease in Cash and Cash Equivalents	(1,420,328)	(3,783,431)

Cash and Cash Equivalents at Beginning of Period	16,944,189	11,401,441

Cash and Cash Equivalents at End of Period	$15,523,861	$7,618,010

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	—	683,327
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Financial Statements
     The accompanying condensed consolidated balance sheet as of March 31, 2007, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements of Matrixx Initiatives, Inc. as of and for the three months ended June 30, 2007 have been prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, do not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments consisting of normal recurring adjustments that are necessary so as to make the interim information not misleading, have been made. All references made in this Report to “Note” or “Notes” refer to these Notes to the Condensed Consolidated Financial Statements. Results of operations for the three months ended June 30, 2007 are not necessarily indicative of results of operations that may be expected for the fiscal year ending March 31, 2008. The products we market are seasonal in nature, and sales at retail generally increase as the incidence of colds and flu rises. We record sales when products are shipped from our warehouse facilities. Due to the seasonal nature of the Company’s business, fiscal first quarter (ended June 30) sales generally account for less than 10% of annual sales and the Company has historically recorded a loss in that quarter. During the July through September quarter, the Company usually realizes increased sales volume as retailers stock our products and order displays to prepare for the cough and cold season, which usually runs from October through March. Retail consumption of our products is highest during the cough and cold season. It is recommended that this financial information be read in conjunction with the complete financial statements included in Matrixx’s Transition Report on Form 10-KT for the transition period ended March 31, 2007 previously filed with the Securities and Exchange Commission.
2.	Stock-Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the Company to measure the cost of services received in exchange for equity instruments based on the grant-date fair value of the award and that cost will be recognized to expense over the requisite service or vesting period. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such equity instruments. The Company uses the Black-Scholes option-pricing model in valuing such equity instruments. Upon adoption, the Company transitioned to SFAS No. 123R using the Modified Prospective Application (MPA) transition method, whereby compensation cost is recognized for new awards and awards modified after the effective date, and to that portion of outstanding awards for which part or all of the requisite service will be rendered on or after the effective date. As a result of applying SFAS No. 123R, the Company recognized pre-tax charges of $12,139 as compensation expense, approximately $7,500 after tax, in the quarter ended June 30, 2007, compared to pre-tax charges of $49,920, approximately $30,000 after tax, for the quarter ended June 30, 2006, related to unvested options as of January 1, 2006, and there was an immaterial impact to earnings per share. The Company expects to recognize additional pre-tax charges of $4,000 (in July 2007) in association with the remaining non-vested stock options. These charges will not affect the Company’s cash position. The Company anticipates future equity compensation will be in the form of restricted stock instead of options.
     The fair value for options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2005 and 2004.

	2005		2004
Risk-free interest rate		3.66%		3.25%
Expected life	5.00	years	4.95	years
Expected volatility		61.40%		66.44%
Expected dividend yield		0%		0%

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company has granted restricted stock to directors, officers, and management employees as part of its overall compensation plan. Compensation expense is based on the fair value of the shares on the date of their grant (as determined by the closing stock price on the grant date), and is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense recognized in the quarter ended June 30, 2007, for restricted stock awards previously granted, was approximately $150,000, or $92,000 after tax, compared to approximately $63,200, after tax, for the quarter ended June 30, 2006. Also, during the quarter ended June 30, 2007, 910 shares of restricted stock were issued to two directors, in lieu of cash, under the Directors Restricted Stock Purchase Program for fiscal first quarter director compensation. For the three months ended June 30, 2007, 21,667 options were exercised at a weighted average exercise price of $11.94. No options were granted during the quarters ended June 30, 2007 or 2006.
3.	Basic and Diluted Loss Per Share
     The Company follows the provisions of SFAS No. 128, “Earnings Per Share,” which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive securities. The Company’s stock options, warrants and restricted stock are included using the “treasury stock” method.
     The table below summarizes the elements included in the calculation of basic and diluted net loss per common share for the three months ended June 30, 2007 and 2006. Options, warrants and other incremental shares to purchase 593,901 and 785,684 shares of common stock for the three months ended June 30, 2007 and 2006, respectively, were not included in the computation of diluted loss per share because their effect would be anti-dilutive due to the loss reported in the quarters.

	Three Months Ended
	June 30,
	2007	2006
Net loss applicable to common shareholders	$(1,062,096)	$(1,857,797)

Weighted average common shares outstanding – Basic	9,778,192	9,658,471
Dilutive Securities:
Options	—	—
Restricted Stock	—	—

Weighted average common shares outstanding — Diluted	9,778,192	9,658,471

Net loss per common share:
Basic	$(0.11)	$(0.19)
Diluted	$(0.11)	$(0.19)

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	Inventories
     Inventories are stated at the lower of cost or market. The Company uses first-in, first-out (FIFO) to value inventory. Inventories consisted of the following at June 30, 2007 and March 31, 2007:

	June 30,	March 31,
	2007	2007
Raw materials and packaging	$4,179,717	$4,391,903
Finished goods	13,858,225	11,067,025

Total	$18,037,942	$15,458,928

     The increase in finished goods inventory relates to our expectations of higher sales in the upcoming cold season. We generally employ purchasing practices to meet future sales expectations and our manufacturers schedule production in order to ensure adequate supply during our highest sales periods.
5.	Recently Issued Accounting Standards
     See Note 2 for a discussion of stock-based compensation accounting standards that became effective January 1, 2006.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, effective for fiscal years beginning after December 15, 2006. The interpretation applies to tax positions within the scope of SFAS No. 109, Accounting for Income Taxes. Interpretation 48 is a two-step process for recognition and evaluation of uncertain tax positions. It requires the Company to assess whether a tax position is “more-likely-than-not” to be sustained based on its technical merits and then to determine the amount of the tax position to be recognized in the financial statements. The Company implemented Interpretation No. 48 beginning January 1, 2007. Adoption of FIN 48 did not have a material impact on our earnings, financial position, or cash flows. As of June 30, 2007, the Company believes that all of its tax positions are more likely than not to be sustained based on their technical merits.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), effective for fiscal years beginning after November 15, 2007. SFAS 157 provides guidance on how to measure assets and liabilities that use fair value, and expands disclosure about fair value measurement. SFAS 157 will apply whenever another GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. The Company will adopt SFAS 157 April 1, 2008. Adoption of SFAS 157 is not expected to have a material impact on our earnings, financial position, or cash flows.
     In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements in determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB No. 108 as of December 31, 2006 and its adoption did not have an impact on the Company’s consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. The FASB issued SFAS 159 to mitigate earnings volatility that arises when financial assets and liabilities are measured differently, and to expand the use of fair value measurement for financial instruments. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We will adopt SFAS 159 beginning April 1, 2008. Adoption of SFAS 159 is not expected to have a material impact on our earnings, financial position, or cash flows.
6.	Insurance Program
     In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. Under the program, we agreed to reimburse our insurer for its claims administration expenses and for amounts paid out by it in settlement of product liability claims filed after the initial date of the program and which are not covered by insurance programs from prior years. The terms of the program required us to maintain an irrevocable, evergreen letter of credit issued by a bank or other financial institution to secure our reimbursement obligations to our insurer. We had a $5.0 million letter of credit with Comerica Bank and had reserved an equal amount of cash to secure repayments of amounts that became due under the letter of credit. The settlement of the consolidated Arizona litigation in January of 2006 exhausted this policy. In April 2006, we replaced the self-funded insurance program with a limited traditional insurance program. This new insurance program does not cover lawsuits existing prior to April 2006, and only applies to any new claims made after the new policy was effective. The new policy requires a $500,000 letter of credit instead of a $5.0 million letter of credit, as was required under the previous policy. The $5.0 million previously classified as Restricted Cash on the balance sheet was released in April 2006, with the commencement of the new insurance program and a new letter of credit for $500,000 was issued with an equal amount of cash reserved, which is shown as restricted cash on the June 30, 2007 and March 31, 2007 condensed consolidated balance sheets. We expect future reimbursements from our insurance carriers for legal expenses incurred in fiscal 2008 or any future periods to be minimal.
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
     Among the principal matters pending to which the Company is a party are the following:
Product Liability Matters
     General. Numerous lawsuits have been filed against us alleging that our Zicam Cold Remedy nasal gel product has caused the permanent loss or diminishment of the sense of smell or smell and taste. As discussed in greater detail below, we believe these allegations are unfounded. The Company is incurring significant legal expense for defense of these lawsuits. For the three months ended June 30, 2007, litigation expense was approximately $830,000 ($930,000 reduced by expected reimbursement of approximately $100,000 from our insurance carriers for litigation defense expense incurred in the period). For the quarter ended June 30, 2006, litigation expense was approximately $2.1 million (no insurance reimbursement was recorded in the quarter ended June 30, 2006). We expect future reimbursements from our insurance carriers for legal expenses incurred in fiscal 2008 or any future periods to be minimal.
     From March 31, 2007 through July 31, 2007, seven new product liability cases were filed against the Company and ten product liability cases were dismissed or are pending dismissal either as a result of successful Company motions or through the settlement of cases for immaterial amounts. The following chart discloses the number of outstanding product liability cases (excluding those cases that have been settled but not yet dismissed) and associated plaintiffs at the indicated dates:

	December 31, 2005	December 31, 2006	March 31, 2007	July 31, 2007
Number of Pending Lawsuits	50	25	28	25
Number of Plaintiffs	427	36	40	36

Three of the pending lawsuits were filed as class action lawsuits covering named and unnamed plaintiffs. Various defendants in the lawsuits, including manufacturers and retailers, have received indemnification or other recovery from us for damages related to the lawsuits.
     Settlement of Arizona Consolidated Litigation. On January 19, 2006, we entered into an agreement to settle claims made by approximately 90% of the plaintiffs (approximately 340 individuals) in all of the Zicam Cold Remedy product liability lawsuits pending against the Company at that time. This settlement related to the Arizona consolidated litigation, In Re Consolidated Zicam Product Liability Cases, Superior Court of Arizona (Maricopa County). The settlement documents acknowledge that Matrixx has denied and continues to deny any liability to the plaintiffs. Those plaintiffs who were eligible and elected to participate in the settlement program dismissed their claims with prejudice and provided written releases of their claims against the Company in return for their participation. Of the plaintiffs who did not participate in the settlement program, all have dismissed their claims as of July 31, 2007. Matrixx paid $11.9 million to fund awards to be made under the settlement program. In addition, Matrixx paid $100,000 to cover the administration of the settlement program by plaintiffs’ counsel. The Company recognized a charge of approximately $4.3 million (after tax) in the fourth quarter of 2005 to cover the portion of the settlement program costs not expected to be covered by insurance.
     Cases Dismissed Since March 31, 2007 (Federal Courts). The following federal court cases against the Company were dismissed since March 31, 2007:

Date Filed	United States District Court	Named Plaintiff	Date Dismissed
June 15, 2004	Northern District of Alabama, Middle Division	Wyatt	July 19, 2007

November 1, 2005	Northern District of Georgia	Abernathy	April 16, 2007

November 4, 2005	Eastern District of Tennessee, Chattanooga Division	Russell	May 21, 2007

December 21, 2005	Eastern District of Michigan	Salden	May 17, 2007

April 13, 2006	Southern District of Ohio	Rife	June 25, 2007

October 6, 2006	Central District of California	Navas	April 26, 2007

November 2, 2006	Northern District of Ohio, Western Division	Taylor	June 26, 2007
     Federal law and the law of many states requires that the testimony of a scientific or medical expert witness be reliable and based on valid scientific data and analysis before it can be allowed into evidence. To date, the Company has submitted motions in eight federal lawsuits against the Company challenging the reliability and admissibility of the testimony of expert witnesses who claim that Zicam is capable of causing or has caused smell and taste loss. To date, the courts have ruled on seven of the eight motions. Each court has ruled that the testimony of the experts lacks reliability and a sufficient scientific basis for admission into evidence. The seven cases in which orders have been granted are: Hans, et al. vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Western District of Kentucky); Salden vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Eastern District of Michigan); Sutherland vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Northern District of Alabama); Benkwith vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Middle District of Alabama); O’Hanlon vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Central District of California); Hilton vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Northern District of Texas); and Wyatt vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Northern District of Alabama). In Sutherland, Benkwith, O’Hanlon, and Hilton, the relevant court dismissed the case simultaneously with its ruling to exclude the expert testimony; in Hans a motion for dismissal is pending. In O’Hanlon, the plaintiffs have filed an appeal.
     Cases Dismissed Since March 31, 2007 (State Courts). The following state court cases against the Company were dismissed since March 31, 2007:

Date Filed	Court	Named Plaintiff	Date Dismissed
March 11, 2004	Maricopa County, Arizona	Abramsen	May 31, 2007

June 7, 2006	Superior Court of New Jersey, Morris County	Stracco	June 20, 2007

June 21, 2006	County of Bernalillo, State of New Mexico	Otero	April 12, 2007

     Pending Cases as of July 31, 2007 (Federal Courts). Eleven federal court cases remain pending against the Company, covering approximately 19 plaintiffs. This includes the following new federal court cases that have not been previously disclosed:

Date Filed	United States District Court	Named Plaintiff
May 30, 2007	Northern District of Illinois	McGill

June 6, 2007	Eastern District of Tennessee, Chattanooga Division	Newman
     Pending Cases as of July 31, 2007 (State Courts). Fourteen state court cases remain pending against the Company, covering approximately 17 plaintiffs. This includes the following new state court cases that have not been previously disclosed:

Date Filed	Court	Named Plaintiff
May 4, 2007	State of Arizona, County of Maricopa	Brierly

July 12, 2007	Superior Court of Chelan County, Washington	Ballew
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

     Insurance. We submit lawsuits to our insurance carriers when applicable. In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. The settlement of the consolidated Arizona litigation exhausted this insurance program. In April 2006, we replaced the self-funded program with a limited traditional insurance program. This new insurance program does not cover previously existing lawsuits and only applies to any new claims made after it became effective (see Note 6 to the Condensed Consolidated Financial Statements). We expect future reimbursements from our insurance carriers for legal expenses incurred in fiscal 2008 or any future periods to be minimal.
Litigation Reserves
     As of December 31, 2005, the Company established a reserve of $1.3 million for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions, some of which are described below, and was the amount, excluding defense costs, the Company believed it could reasonably estimate would be spent to resolve the remaining cases that have been filed. Some of the significant factors that were considered in the establishment of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy and structure in light of the Arizona settlement; and the number of cases that remain pending against the Company. There are events, such as the dismissal of any cases, the filing of new lawsuits, threatened claims, the outcome of a trial, or rulings on pending evidentiary motions, that may have an impact on the Company’s conclusions as to the adequacy of the reserves for the pending product liability lawsuits. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period. The Company regularly reviews this reserve and may make adjustments based on the number of pending, settled, and threatened cases, as well as continuing legal defense strategy. As of June 30, 2007 the reserve was approximately $1.0 million. The Company will continue to review the adequacy of the associated reserves on a quarterly basis.
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
Overview
     Through our 100%-owned subsidiary, Zicam LLC, the Company develops, produces, markets and sells innovative, over-the-counter (OTC) healthcare products with an emphasis on those that utilize unique, novel and/or proprietary delivery systems that provide consumers with “Better Ways to Get Better®”. The Company currently markets its products within the $4.0 billion overall cough and cold category at retail. Our Zicam products are sold in the cold (nasal delivery and oral delivery products), allergy/sinus (nasal delivery), cough (cough spray and RapidMelt tablet delivery), and multi-symptom relief (oral delivery) market groups of the overall cough and cold category. Our Nasal Comfort products are generally sold within the space allocated for allergy and sinus products at retail. We expect that our mix of products sold will change due to seasonality and varying growth rates within the market groups. Our products are currently available at all of the major food, drug, and mass merchant retailers.
     Because of the extreme seasonality of our business, our Board of Directors approved a change in our fiscal year in order to better align our operations and financial results with the entire cold season (our previous fiscal year ended in the middle of the cold season). Due to the change in our fiscal year, the three months ended March 31, 2007 are reported as a transition period. Our new fiscal year began April 1, 2007 and ends March 31, 2008. Most of the products we market are seasonal in nature, and sales at retail generally increase as the incidence of colds and flu rises. We record sales when products are shipped from our warehouse facilities. During the July through September quarter, the Company usually realizes increased sales volume as retailers stock our products and order displays to prepare for the upcoming cough and cold season. Additional sales (re-orders) to retailers are highly dependent upon the incidence of illness within the population. Retail sales of our products are highest during the cough and cold season, which usually runs from October through March. The Company begins extensive advertising campaigns to coincide with the cough and cold season and generally realizes higher advertising expense in the October through March time periods.
     Certain information is set forth below for our operations, expressed in thousands of dollars and as a percentage of net sales, for the periods indicated:

	3 Months Ended June 30,
$000s	2007	% NS	2006	% NS
Net Sales	$8,573	100%	$8,206	100%

Marketing	$2,143	25%	$1,792	22%
Sales	$742	9%	$446	5%
General & Administrative	$2,542	29%	$3,223	39%
Product Liability Litigation	$829	10%	$2,117	26%

Total Selling, General and Administrative Expenses	$6,256	73%	$7,578	92%

Research & Development	$1,453	17%	$1,863	23%

     Net sales for the quarter ended June 30, 2007 increased 4% to approximately $8.6 million compared to approximately $8.2 million for the quarter ended June 30, 2006. The growth in sales is primarily due to an increase in allergy/sinus and multi-symptom products, compared to the quarter ended June 30, 2006. We expect that our mix of products sold will change due to seasonality and varying growth rates within the market groups.
     Net loss for the quarter ended June 30, 2007 was approximately $(1.1) million, compared to a net loss of $(1.9) million in the quarter ended June 30, 2006. The decreased net loss is due to increased net sales offset by lower gross margins, a reduction in general and administrative expenses, and a decrease in product liability litigation expense. During the quarter ended June 30, 2007, the Company recorded approximately $830,000 for litigation expense related to the product liability lawsuits (which reflects approximately $100,000 in expected insurance reimbursements), compared to approximately $2.1 million for litigation expense during the quarter ended June 30, 2006 (no insurance reimbursement was recorded in the quarter ended June 30, 2006). In addition, during our quarterly review of balance sheet allowances, we determined that our allowance for bad debt exceeded the amount of loss that would be likely and we reduced the allowance amount by approximately $250,000. This reduction is reflected in selling, general and administrative expenses.
     We expect net income (loss) in future periods to be significantly affected by the level of sales, the timing and amount of our advertising, research and development expenses, and the timing and amount of expenses incurred in defense of product liability litigation matters. Expenditures for advertising and research and development will vary by quarter throughout the year and could be significantly different in future periods than the amounts incurred in the same period in earlier years. We expect that advertising expenses will be highest during the cold season (third and fourth fiscal quarters). We anticipate quarterly earnings will continue to vary along with the seasonality of sales and the level of marketing and research and development expense.
     The Company’s management reviews several key indicators in evaluating the Company’s overall performance:

1)	We compare our year-to-date sales and net income performance against our stated annual goal for each. For fiscal 2008, our goal is to grow sales 5% to 15% above the $97.6 million recorded for the trailing twelve months ended March 31, 2007 and to increase net income to the range of $9.3 million to $10.8 million, compared to $6.5 million for the twelve months ended March 31, 2007. For the three months ended June 30, 2007, the Company expected net sales would surpass the level achieved during the comparable period in the prior year and the seasonal net loss would be reduced. For the three months ended June 30, 2007, we realized net sales growth of 4% and net loss was reduced approximately $795,000 from the net loss recorded for the quarter ended June 30, 2006.

2)	We monitor our share of the cough and cold market. For the 12 weeks ended June 17, 2007, retail sales of our products (as measured by three outlet syndicated scanner data, not including our largest customer, Wal-Mart) increased approximately 16% over the comparable period in the previous year, while the entire cough and cold category increased approximately 5% over the same period.

3)	We measure our ability to maintain strong gross margins on our products. During the three months ended June 30, 2007, we realized an average gross margin of 67%, which is below our goal of 70%, and below the average gross margin of 71% realized in the quarter ended June 30, 2006 (gross margins on our existing products vary between 50% and 80%). Average gross margins were negatively impacted by the mix of products sold as well as an increase in promotional spending, which reduced the average selling price per unit sold. We are beginning to realize margin improvement related to our improved swab and multi-symptom spoon products.

4)	We evaluate our operating performance by reviewing, over time, our ability to decrease administrative and general costs as a percentage of net sales. For the three months ended June 30, 2007, our selling, general and administrative expenses were approximately 73% of our net sales compared to 92% in the three months ended June 30, 2006.

5)	We review the distribution and mix of our products by key national retailers. Our ten largest retail customers account for a substantial majority of our annual sales and we encourage our largest customers to carry a mix of our highest selling products. Retailers generally reset their cough and cold sections during the third calendar quarter of each year, at which time we are informed of any changes that will occur for the upcoming cough and cold season. We encourage retailers to swap out discontinued items for faster selling products and we expect our largest customers to add some of our new products (Zicam Multi-symptom bottles and Zicam Sinus RapidMelts) for the upcoming cold season.
Critical Accounting Policies and Estimates
     Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
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
     Intangible Assets and Goodwill: We recorded approximately $15.0 million in goodwill in connection with the 40% Zicam, LLC interest acquired from Zensano, Inc. in December 2001. Under SFAS No. 142, goodwill must be tested when a triggering event occurs or at least annually to identify a potential impairment and the amount of any impairment loss. Factors that could affect this analysis would be significant loss of market share, a general decline in Zicam product sales, higher than expected increases in expenses and various other matters. Any change in key assumptions about the business or prospects of Zicam, LLC, or any change in market conditions or other externalities affecting Zicam, LLC, could result in an impairment charge, and such a charge could have a material adverse effect on our financial condition and results of operations. Our annual valuation of goodwill was completed in September 2006 and no impairment was identified. No triggering events have occurred subsequent to the valuation performed in the third quarter of calendar 2006.
     Income Taxes: In accordance with SFAS No. 109, “Accounting for Income Taxes,” we record income tax expense based on our estimated effective income tax rate for the year and will continue to do so in future periods. In 2005, we fully utilized the tax loss carryforward from prior years. In fiscal 2006 and the three months ended March 31, 2007, we recognized a tax benefit related to the charitable donation of products. At June 30, 2007 we had a $4.2 million tax loss carryforward (expiring in 2026) that we expect to fully utilize in the current fiscal year (April 1, 2007 through March 31, 2008). See Note 5 to the Condensed Consolidated Financial Statements for further information regarding taxes.
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
     Accounts Receivable and Allowance for Doubtful Accounts: The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The allowance is reviewed regularly to ensure that it reflects the amount of the Company’s probable credit losses. During the quarter ended June 30, 2007, the Company reviewed the allowance and elected to reduce its accrual rate from 0.10% of gross sales to 0.02% of gross sales, effective April 1, 2007. In addition, during the quarter ended June 30, 2007, the Company reduced its allowance by approximately $250,000, which has been reflected in general and administrative expense in the accompanying statement of operations.
     Insurance Reimbursements: During the quarter ended June 30, 2007, we recorded approximately $100,000 in expected reimbursement from our insurance carriers. The expected reimbursement relates to product liability litigation defense costs. We believe the amounts are reasonable based on the terms of the respective policies and the costs incurred to date. We expect future reimbursements from our insurance carriers for legal expenses incurred in fiscal 2008 or any future periods to be minimal. See Note 6 to the Condensed Consolidated Financial Statements for additional information regarding our insurance program.
     Legal Contingencies: We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. See Note 7 to the Condensed Consolidated Financial Statements for information regarding our pending and threatened litigation and our reserves for product liability litigation. While we are vigorously defending ourself in these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. The Company follows the guidance of SFAS 5, “Accounting for Contingencies”, which states the Company is required to accrue a contingent loss when the loss is deemed probable and reasonably estimable.
Results of Operations for the Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2007		2006
Net sales	$8,573,428	100%	$8,206,133	100%
Cost of sales	2,835,354	33	2,404,707	29

Gross profit	5,738,074	67	5,801,426	71
Selling, general and administrative	6,256,215	73	7,578,412	92
Research & development	1,453,053	17	1,863,189	23

Loss from operations	(1,971,194)	(23)	(3,640,175)	(44)
Interest and other income	246,575	3	134,808	2
Interest expense	0	—	0	—

Loss before income taxes	(1,724,619)	(20)	(3,505,367)	(43)
Benefit from income taxes	(662,523)	8	(1,647,570)	20

Net Loss	$(1,062,096)	(12)%	$(1,857,797)	(23)%

Net Sales
     Net sales for the three months ended June 30, 2007 were $8.6 million, or 4% above net sales of $8.2 million for the quarter ended June 30, 2006. The increase in sales is primarily related to an 8% increase in allergy/sinus product sales and a 92% increase in multi-symptom product sales, which were partially offset by a 3% decrease in cough sales and an increase in customer fees and early pay discounts. During the quarter ended June 30, 2007, our list price for products did not change; however, an increase in promotional support contributed to a lower average net sales price per unit sold.
Cost of Sales
     For the quarter ended June 30, 2007, our cost of sales increased approximately $430,000, or 18% over the cost of sales for the quarter ended June 30, 2006. The increase was primarily due to the increased number of units sold as well as the mix of products sold. Particularly affecting the increased cost of goods sold was the increased number of Cold Remedy RapidMelt® products sold compared to nasal products, and the cost of our Cough Max spray versus several of our other cough products. During the quarter ended June 30, 2007, we began to realize cost savings associated with the improved and lower cost Cold Remedy Swab products and multi-symptom spoon relief items.
Gross Profit
     Gross profit for the three months ended June 30, 2007 was approximately $5.7 million, compared to gross profit of approximately $5.8 million for the quarter ended June 30, 2006. The slightly lower gross profit is due to the lower average gross margin percentage achieved during the quarter. The gross margins for the quarter ended June 30, 2007 decreased to 67% from 71% in the comparable quarter of 2006. The decrease in gross margins was primarily due to the slightly lower average net sales price per unit and the higher average cost per unit sold, which was related to the mix of products sold during the quarter ended June 30, 2007. Gross margin will continue to be affected by the relative mix of products sold and changes in product sales price and costs that may occur.
Selling, General & Administrative
     Selling, general and administrative (SG&A) expense for the quarter ended June 30, 2007 decreased to approximately $6.3 million from approximately $7.6 million in the quarter ended June 30, 2006. Litigation expense related to the product liability lawsuits was approximately $830,000 (including the recognition of $100,000 for expected insurance reimbursement) for the quarter ended June 30, 2007, compared to approximately $2.1 million for product liability litigation expense in the quarter ended June 30, 2006.
     The lower SG&A expense is primarily due to the lower litigation expense as well as a decrease of $330,000 in legal expense incurred in the quarter ending June 30, 2006 associated with the Federal Trade Commission (FTC) inquiry initiated in early 2006, which has since been closed with no adverse findings. During the quarter ended June 30, 2007, we determined that our allowance for bad debt exceeded the amount of loss that would be likely and we reduced the allowance amount by approximately $250,000, which reduced SG&A expenses by an equal amount. In addition, there was approximately $600,000 of expense incurred in the quarter ended June 30, 2006 associated with the charitable donation of short-dated products.
     Offsetting the decrease in SG&A expense was an increase in selling expense of approximately $296,000, which is due to an increase in internal personnel and a change to the fee structure for some of our contract sales personnel.

We expect selling expense for the entire fiscal year 2008 to be between 4% to 5% of net sales. In addition, there was a $350,000 increase in overall marketing expense wthat was primarily related to market and consumer research expense associated with the development of our oral care product.
     We expect SG&A expenses in future periods will vary largely in relation to the level of our advertising and legal expenditures. Advertising expense is heaviest during the cold season, which occurs October through March. We anticipate that we will continue to incur approximately $1.0 million in legal expense each quarter as a result of the Zicam Cold Remedy product liability litigation matters in which we are engaged (see Note 7 to the Condensed Consolidated Financial Statements).
Research and Development
     Research and development expense was approximately $1.5 million in the quarter ended June 30, 2007, approximately $400,000 less than the level incurred in the quarter ended June 30, 2006. We expect to invest 4% — 5% of fiscal 2008 annual net sales on research and development efforts. The increased research and development spending reflects the scale-up costs related to new products and our goal of continuing to expand the business by developing products in the oral care, antacid, and other categories. The timing of research and development spending can vary throughout the year and is not generally associated with our seasonal sales patterns.
Interest & Other Income
     Interest and other income was approximately $247,000 in the quarter ended June 30, 2007 versus approximately $135,000 in the quarter ended June 30, 2006. The increase in interest income is associated with our increased cash balances. Interest income in future periods will vary based on our level of cash and changes in interest rates.
Loss Before Benefit from Income Taxes
     Loss before income tax for the three months ended June 30, 2007 was approximately $(1.7) million, compared to approximately $(3.5) million for the quarter ended June 30, 2006. The reduced loss is primarily due to decreased SG&A expenses discussed above. We expect that net income in future periods will be significantly impacted by the sales levels of our products (including new products introduced in fiscal 2008), product introductions in new categories, and annual changes in our advertising, research and development, and legal expenses. We anticipate quarterly earnings will continue to vary along with the seasonality of sales.
Benefit for Income Taxes
     We recorded income tax benefit at our combined estimated annual effective tax rate of approximately 39%. Due to the reduced operating loss recorded in the quarter ended June 30, 2007, we recognized an income tax benefit of approximately $663,000 compared to a benefit of $1.6 million in the quarter ended June 30, 2006.
Net Loss
     Net loss was approximately $(1.1) million in the quarter ended June 30, 2007 compared to a net loss of approximately $(1.9) million in the quarter ended June 30, 2006.
Off-Balance Sheet Arrangements
     As of June 30, 2007, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
     Our working capital was $38.6 million as of June 30, 2007, which was largely unchanged from March 31, 2007. During the first three months of fiscal 2008, we experienced a decrease in available cash of approximately $1.4 million. The decrease is primarily due to the seasonal increase in inventory and prepaid expenses as we prepare for the upcoming cold season.
     During the quarter ended June 30, 2007 trade receivables decreased to $6.2 million from $8.3 million on March 31, 2007. The decrease in accounts receivable relates to the collection of receivables that were generated during the transition quarter ended March 31, 2007 and the seasonally low sales we realized during the quarter ended June 30, 2007. We expect the receivables balance to increase as retailers begin preparing for the upcoming cold season.

     The Company’s principal source of liquidity is cash generated from sales of our products to retailers and distributors. The majority of sales are given 30 day credit terms; however, payment terms are occasionally extended, as retailers begin to increase inventory of our products prior to the onset of the cough and cold season. The Company records an estimated allowance for potentially uncollectible accounts, which is reviewed on a monthly basis. During our recent review, we determined that our allowance for bad debt exceeded the amount of loss that would be likely and we reduced the allowance amount by approximately $250,000. This reduction is reflected in selling, general and administrative expenses. We believe our allowance as of June 30, 2007 is appropriate.
     The change in accounts receivable, inventory, accounts payable and accrued expenses largely reflects the increase in the Company’s business and reflects the seasonal nature of the Company’s business. Our working capital requirements fluctuate with the seasonality of our sales and are generally highest in the July through September quarter. The Company records the bulk of its sales, which is reflected in higher accounts receivable, in the second, third, and fourth fiscal quarters; generally builds inventory during the first through third fiscal quarter periods; and advertises its products, which is the largest component of accrued expenses, primarily in the third and fourth fiscal quarters. Although affected by the build-up of inventory, accounts payable and accrued expenses are more significantly affected by advertising spending, which primarily occurs in the third and fourth fiscal quarters.
     Generally, to the extent our operations are profitable, our business is cash-flow positive. We do have working capital requirements arising from the increase of inventory and accounts receivable in excess of the increase in accounts payable, but these vary throughout the year reflecting the seasonal nature of our business.
     Historically, the Company has had very low capital expenditures since we rely on contract manufacturers to produce our products. Typical capital expenditures include investments in technology, office furniture, leasehold improvements, and small tooling requirements. However, during calendar 2006 the Company spent approximately $4.2 million for an automated manufacturing line that is presently producing our swab products. The Company occasionally provides deposits and prepayments to our manufacturers to improve and increase manufacturing capabilities for our products. During the rest of fiscal 2008, the Company expects to invest approximately $400,000 in additional equipment for our new research and development facility.
     See Note 6 to the Condensed Consolidated Financial Statements for a discussion of our insurance program.
     We have an $8.0 million credit facility with Comerica Bank that was renewed July 2, 2007, until July 2009. The interest rate under the renewed credit facility is 0.25% below prime (or 8.0% at June 30, 2007), which represents a reduction from the previous rate of 0.25% above prime. In July 2006, we borrowed $4 million under the facility to support our working capital requirements in the third calendar quarter of 2006. We repaid the debt in the quarter ended December 31, 2006. We do not anticipate any borrowings from the credit facility for working capital needs during the next quarter. We are in compliance with the earnings and financial covenants contained in the credit facility.
Contractual Obligations
     We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations
	(In thousands of dollars)
	Payments due by Period as of June 30, 2007
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	550	137	315	98	0
Purchase Obligations	3,178	3,178	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$3,728	$3,315	$315	$98	$0

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Forward Looking Statements
     This Report on Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:
•	Our belief that the reserve for litigation losses will be sufficient to resolve the remaining product liability cases, exclusive of legal fees;

•	our expectation of introducing new products during the 2007/2008 cold season;

•	our expectations regarding fiscal 2008 net sales increasing 5%-15% over the $97.6 million recorded in the trailing twelve months ended March 31, 2007, and net income increasing to the range of $9.3 million to $10.8 million, compared to $6.5 million for the twelve months ended March 31, 2007;

•	our belief that new advertising approaches and public relations efforts will continue to build brand awareness;

•	our anticipation that we will continue to incur approximately $1.0 million in legal expense each quarter as a result of the Zicam Cold Remedy product liability and securities litigation in which we are engaged;

•	our intention to vigorously defend the Zicam Cold Remedy product liability and securities litigation claims, our expectation that additional product liability lawsuits may be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;

•	our expectation that the trend of growth in sales in future periods will continue as we expand consumer awareness and acceptance of our entire Zicam brand of products, increase distribution, introduce new products, and avoid additional adverse publicity;

•	our expectation regarding future net income, our belief that expenditures for advertising and research and development will vary by quarter throughout the year, and our expectation that advertising expenses will be heaviest in our third and fourth fiscal quarters;

•	our expectation of the effect of recently issued accounting standards;

•	our expectation that our mix of products sold will change due to seasonality and varying growth rates within our four market categories;

•	our expectation of our 10 largest retailers adding new products;

•	our expectation of future stock-based compensation;

•	our expectations regarding seasonality of sales and earnings;

•	our expectation of higher accounts receivable balances during the cold season;

•	our belief that working capital requirements will not require any borrowings in the next quarter;

•	our expectation of continuing profitability in future years;

•	our intention to review our product return reserve provision monthly and adjust the reserve amounts as actual product return experience continues to develop;

•	our expectation of making income tax payments at our statutory rates in future years;

•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold;

•	our expectation that our net income and operating expenses in future periods will vary largely in connection with the level of our advertising, research and development, and legal expenses;

•	our expectation that research and development spending will be 4% to 5% of annual net sales in subsequent years;

•	our expectation regarding dividends and retained earnings;

•	our expectation of utilizing our tax loss carryforward;

•	our expectation regarding investments in equipment;

•	our expectation of recognizing additional charges related to stock options;

•	our expectation that earnings in future periods will be significantly impacted by the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;

•	our belief that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months;

•	our expectation regarding reimbursement for legal expense from our insurance carriers;

•	our having no plans to directly manufacture and store our products;

•	our expectation that our manufacturers will have produced inventory available for sales of products through the 2007/2008 cough and cold season;

•	our expectation of achieving a higher gross margin in the future; and

•	our belief that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.
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
     Statements in this Report on Form 10-Q, including those set forth in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” describe factors that could contribute to or cause actual results to differ materially from our expectations. Other such factors include (i) less than anticipated demand for our current and future products, (ii) a weak cough and cold season, (iii) lack of market acceptance for or uncertainties concerning the efficacy or safety of our current and future products or regulatory actions involving our products, (iv) difficulties in increasing production or maintaining sufficient inventories to meet unexpectedly high demand in the short term, (v) financial difficulties encountered by one or more of our principal customers, (vi) difficulties in obtaining additional capital for marketing, research and development, and other expenses, (vii) material litigation involving patent and contractual claims, product liability claims, consumer issues and securities violation claims, (viii) the possibility of delays or other difficulties in implementing new product improvements and introducing to the marketplace new products and brands, (ix) the possibility that future sales of our products will not be as strong as expected, and (x) adverse publicity regarding our products or advertising restrictions.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank. At no time during the first three months of fiscal 2008 did we have any outstanding balance against this line of credit. In July 2006, we borrowed $4 million against our credit facility with Comerica Bank. The primary purpose for the borrowing was to provide additional liquidity as we built inventory for expected increases in sales during the second half of calendar 2006. We fully repaid the debt in the fourth calendar quarter of 2006. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future. We generally extend payment terms for customers during the fiscal second quarter (calendar Q3) as customers purchase new products and build inventory for the upcoming cough and cold season.
     As of March 31, 2007 and June 30, 2007, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal 2006, 2007, or the three month period ended June 30, 2007) or commodity price risk.
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 7 of the Condensed Consolidated Financial Statements for a discussion of the principal legal proceedings to which the Company is a party.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Transition Report on Form 10-KT for the period ended March 31, 2007, which could materially affect the business, financial condition or future results of the Company. The risks described in the transition period Form 10-KT are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition and/or operating results of the Company.
Item 4. Submission of Matters to a Vote of Security Holders
     At our 2007 annual meeting of stockholders held on May 15, 2007, our stockholders elected John M. Clayton, PhD., William C. Egan, and Michael A. Zeher to our Board of Directors for three-year terms each. There were present at the meeting, in person or by proxy, stockholders of the Company who were holders of record on the record date, of 8,673,939 shares of common stock, or 86% of the total shares of the outstanding common stock of the Company, which constituted a quorum. Of the 10,078,153 shares entitled to vote in such election, the votes cast were as follows:

Director	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
John M. Clayton PhD.	8,673,939	110,211	0	0
William C. Egan	8,673,449	110,701	0	0
Michael A. Zeher	8,673,039	111,111	0	0
     At the time of the annual meeting, the Company’s five other directors Lori H. Bush, Samuel C. Cowley, Edward E. Faber, Carl J. Johnson, and L. White Matthews, III were not scheduled for election and will continue as members of the board.
     Additionally, stockholders ratified the anticipated appointment of Mayer Hoffman McCann P.C. as the independent registered public accounting firm of Matrixx Initiatives, Inc. for the fiscal year ending March 31, 2008. Of the 9,816,482 shares entitled to vote, the votes cast were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
8,728,325	44,939	10,886	0

Item 6. Exhibits

Exhibit No.	Title

3.01	Articles of Incorporation and Amendments thereto of the registrant (1)

3.02	Bylaws of the registrant (2)

4.01	Rights Agreement dated as of July 22, 2002 by and between the registrant and Corporate Stock Transfer, Inc. (3)

10.01	*Amendment Number Two to Amended and Restated Credit Agreement dated June 27, 2007 among the Registrant, Zicam, LLC and Comerica Bank

10.02	*Replacement Secured Promissary Note dated June 27, 2007 among the Registrant, Zicam, LLC and Comerica Bank

10.03	*Security Agreement dated July 5, 2007 among the Registrant, Matrixx Oral Care, LLC and Comerica Bank

10.04	*Amendment Number One dated as of March 9, 2006 to the Amended and Restated Credit Agreement, dated as of September 27, 2005 by and among Matrixx Initiatives, Inc., Zicam, LLC and Comerica Bank

10.05	* **Form of Change of Control Agreement

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350

*	Filed with this Report on Form 10-Q.

**	Indicates management compensatory contract, plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

(2)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed July 25, 2006, file number 001-31404.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, filed July 23, 2002, file number 001-31404.

SIGNATURES
          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrixx Initiatives, Inc.

/s/ Carl J. Johnson Carl J. Johnson
President and
Chief Executive Officer
August, 8, 2007

/s/ William J. Hemelt William J. Hemelt
Executive Vice President and
Chief Financial Officer
August 8, 2007