Form 10-Q
period 2007-09-30
MATRIXX INITIATIVES INC
filed 2007-11-07
CIK 1006195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2007 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File number 001-31404
Matrixx Initiatives, Inc.
(Name of registrant as specified in its charter)

Delaware	87-0482806
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
742 N. 24th Street, Suite 455
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐      NO ☑
There were 10,159,483 shares of the registrant’s common stock, $.001 par value, outstanding as of October 31, 2007.

MATRIXX INITIATIVES, INC.
FORM 10-Q
INDEX
Unless otherwise indicated in this quarterly report, “Matrixx,” “us,” “we,” “our”, “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2007	2007
ASSETS

Current Assets:
Cash and cash equivalents	$9,777,888	$16,944,189
Accounts receivable:
Trade, net of allowance for doubtful accounts of $194,775 and $429,031	24,072,219	8,256,929
Insurance receivable	75,000	2,200,000
Inventories	20,247,054	15,458,928
Prepaid expenses	1,923,910	584,771
Interest receivable	52,055	84,191
Income tax receivable	136,614	1,370,277
Deferred tax asset	2,701,062	3,361,605

Total Current Assets	58,985,802	48,260,890

Property and Equipment, at cost:
Office furniture and computer equipment	1,381,674	1,356,931
Machine tooling and manufacturing equipment	5,322,466	5,225,020
Laboratory furniture and equipment	387,003	339,343
Leasehold improvements	354,744	350,576

	7,445,887	7,271,870
Less accumulated depreciation	(2,478,873)	(1,925,598)

Net Property and Equipment	4,967,014	5,346,272

Other Assets:
Deposits	286,840	221,963
Other assets	82,770	82,770
Restricted cash	500,000	500,000
Debt issuance costs, net of accumulated amortization of $2,331 and $48,061	16,320	7,171
Patents, net of accumulated amortization of $511,027 and $446,002	1,726,584	1,692,115
Goodwill	15,039,836	15,039,836

Total Other Assets	17,652,350	17,543,855

Total Assets	$81,605,166	$71,151,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,536,754	$2,584,553
Accrued expenses	4,768,249	3,162,814
Income tax payable	1,088,732	—
Sales commissions	419,163	372,206
Sales returns and allowances	1,678,525	2,391,290
Legal liability	990,650	1,045,000

Total Current Liabilities	13,482,073	9,555,863

Deferred tax liability	1,225,959	1,160,328

Total Liabilities	14,708,032	10,716,191

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 10,149,483 and 10,079,317 shares issued	10,149	10,079
Additional paid-in capital	50,475,781	49,122,216
Retained earnings	17,045,692	11,698,835

	67,531,622	60,831,130

Less common stock held in treasury, at cost (66,800 and 53,800 shares)	(634,488)	(396,304)

Total Stockholders’ Equity	66,897,134	60,434,826

Total Liabilities and Stockholders’ Equity	$81,605,166	$71,151,017

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006

Net sales	$28,575,748	$34,121,356
Cost of sales	9,576,341	11,153,910

Gross Profit	18,999,407	22,967,446

Selling, general and administrative expenses	7,832,060	9,909,790
Research and development	994,632	1,149,479

Income From Operations	10,172,715	11,908,177

Other Income (Expense):
Interest and other income	145,673	76,636
Interest expense	—	(64,222)

Total Other Income	145,673	12,414

Income Before Provision For Income Taxes	10,318,388	11,920,591

Provision for income taxes	3,909,160	4,770,221

Net Income	$6,409,228	$7,150,370

Net Income Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,818,349	9,671,264
Net Income Per Share of Common Stock	$0.65	$0.74

Diluted:
Weighted Average Number of Common Shares Outstanding	10,158,593	9,971,383
Net Income Per Share of Common Stock	$0.63	$0.72
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006

Net sales	$37,149,176	$42,327,489
Cost of sales	12,411,695	13,558,617

Gross Profit	24,737,481	28,768,872

Selling, general and administrative expenses	14,088,275	17,488,202
Research and development	2,447,685	3,012,668

Income From Operations	8,201,521	8,268,002

Other Income (Expense):
Interest and other income	392,248	211,444
Interest expense	—	(64,222)

Total Other Income	392,248	147,222

Income Before Provision For Income Taxes	8,593,769	8,415,224
Provision for income taxes	3,246,637	3,122,651

Net Income	$5,347,132	$5,292,573

Net Income Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,798,380	9,629,002
Net Income Per Share of Common Stock	$0.55	$0.55

Diluted:
Weighted Average Number of Common Shares Outstanding	10,128,064	9,929,101
Net Income Per Share of Common Stock	$0.53	$0.53
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006

Cash Flows From Operating Activities
Net income	$5,347,132	$5,292,573
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	553,275	289,098
Amortization	74,527	81,898
Deferred income taxes	726,174	3,367,528
Common stock issued for compensation	814,216	312,628
Changes in assets and liabilities:
Accounts receivable	(15,815,290)	(14,956,697)
Insurance receivable	2,125,000	—
Interest and other receivables	32,136	140,235
Income tax receivable	2,322,395	(1,167,257)
Inventories	(4,788,126)	(7,893,046)
Prepaid expenses and other	(1,339,139)	(900,867)
Accounts payable	1,952,201	7,233,948
Accrued expenses	1,652,392	(2,344,895)
Legal liability	(54,350)	(58,500)
Sales returns and allowances	(712,765)	(528,164)

Net Cash Used In Operating Activities	(7,110,222)	(11,131,518)

Cash Flows From Investing Activities
Capital expenditures	(174,017)	(586,299)
Deposits and other	(164,371)	(2,641,388)
Restricted cash	—	4,500,000

Net Cash (Used) Provided By Investing Activities	(338,388)	1,272,313

Cash Flows From Financing Activities:
Debt issuance costs	(18,651)	(6,442)
Proceeds from borrowing	—	4,000,000
Purchase of treasury stock	(238,184)	—
Issuance of common stock	539,144	292,695

Net Cash Provided By Financing Activities	282,309	4,286,253

Net Decrease in Cash and Cash Equivalents	(7,166,301)	(5,572,952)

Cash and Cash Equivalents at Beginning of Period	16,944,189	11,401,441

Cash and Cash Equivalents at End of Period	$9,777,888	$5,828,489

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$35,889
Income taxes	—	1,022,095
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     1. Financial Statements
     The accompanying condensed consolidated balance sheet as of March 31, 2007, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements of Matrixx Initiatives, Inc. as of and for the three and six months ended September 30, 2007 have been prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, do not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments consisting of normal recurring adjustments that are necessary so as to make the interim information not misleading, have been made. All references made in this Report to “Note” or “Notes” refer to these Notes to the Condensed Consolidated Financial Statements. Results of operations for the three or six months ended September 30, 2007 are not necessarily indicative of results of operations that may be expected for the fiscal year ending March 31, 2008. The products we market are seasonal in nature, and sales at retail generally increase as the incidence of colds and flu rises. We record sales when products are shipped from our warehouse facilities. Generally, the Company realizes increased sales volume as retailers stock our products and order displays to prepare for the cough and cold season, which usually runs from October through March. Retail consumption of our products is highest during the cough and cold season. It is recommended that this financial information be read in conjunction with the complete financial statements included in Matrixx’s Transition Report on Form 10-KT for the transition period ended March 31, 2007 previously filed with the Securities and Exchange Commission.
     2. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R (Revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the Company to measure the cost of services received in exchange for equity instruments based on the grant-date fair value of the award and recognize that cost in expense over the requisite service or vesting period. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such equity instruments. The Company uses the Black-Scholes option-pricing model in valuing such equity instruments. Upon adoption, the Company transitioned to SFAS No. 123R using the Modified Prospective Application (MPA) transition method, whereby compensation cost is recognized for new awards and awards modified after the effective date, and that portion of outstanding awards for which part or all of the requisite service will be rendered on or after the effective date. As a result of applying SFAS No. 123R, the Company recognized compensation expense of $4,000, approximately $2,500 after tax, in the quarter ended September 30, 2007, compared to compensation expense of $27,828, approximately $17,000 after tax, for the quarter ended September 30, 2006, related to unvested options as of January 1, 2006. For the six months ended September 30, 2007, the Company recognized compensation expense of $16,141, approximately $9,900 after tax, compared to $77,748, approximately $47,000 after tax, in the six months ended September 30, 2006. The earnings per share impact in all of those periods was immaterial. The Company does not expect to recognize any additional charges in association with stock options as the Company anticipates future equity compensation will be in the form of restricted stock grants instead of options. For the three months ended September 30, 2007, 28,100 options were exercised at a weighted average exercise price of $9.98. No options were granted during the six months ended September 30, 2007 or 2006.
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

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The Company has granted restricted stock to directors, officers, and management employees as part of its overall compensation plan. Compensation expense is based on the fair value of the shares on the date of their grant (as determined by the closing stock price on the grant date), and is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense recognized in the quarter ended September 30, 2007, for restricted stock awards previously granted, was approximately $169,000, or $104,000 after tax, compared to approximately $80,700 after tax, for the quarter ended September 30, 2006. During the six months ended September 30, 2007, the Company recognized approximately $319,000, or $196,000 after tax, compared to $144,000 after tax, for the six months ended September 30, 2006, for compensation expense related to restricted stock awards. Also, during the quarter ended September 30, 2007, 963 shares of restricted stock were issued to two directors, in lieu of cash, under the Directors Restricted Stock Purchase Program for fiscal first quarter director compensation.
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
     The table below summarizes the elements included in the calculation of basic and diluted net income per common share for the three and six months ended September 30, 2007 and 2006.
     Options, warrants and other incremental shares to purchase 243,458 and 252,000 shares of common stock for the three and six months ended September 30, 2006, respectively, were not included in the computation of diluted income per share because their effect would be anti-dilutive. There were no anti-dilutive shares for the three and six month period ended September 30, 2007.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income applicable to common shareholders	$6,409,228	$7,150,370	$5,347,132	$5,292,573

Weighted average common shares outstanding — Basic	9,818,349	9,671,264	9,798,380	9,629,002
Dilutive Securities:
Options	198,969	200,661	194,836	201,147
Restricted Stock	141,275	99,458	134,848	98,952

Weighted average common shares outstanding — Diluted	10,158,593	9,971,383	10,128,064	9,929,101

Net income per common share:
Basic	$0.65	$0.74	$0.55	$0.55
Diluted	$0.63	$0.72	$0.53	$0.53

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     4. Inventories
     Inventories are stated at the lower of cost or market. The Company uses first-in, first-out (FIFO) to value inventory. Inventories consisted of the following at September 30, 2007 and March 31, 2007:

	September 30,	March 31,
	2007	2007
Raw materials and packaging	$3,487,273	$4,391,903
Finished goods	16,759,781	11,067,025

Total	$20,247,054	$15,458,928

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
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) effective for fiscal years beginning after December 15, 2006. The interpretation applies to tax positions within the scope of SFAS No. 109, Accounting for Income Taxes. Interpretation 48 is a two-step process for recognition and evaluation of uncertain tax positions. It requires the Company to assess whether a tax position is “more-likely-than-not” to be sustained based on its technical merits and then to determine the amount of the tax position to be recognized in the financial statements. The Company implemented FIN 48 beginning January 1, 2007. Adoption of FIN 48 did not have a material impact on our earnings, financial position, or cash flows. As of September 30, 2007, the Company believes that all of its tax positions are more likely than not to be sustained based on their technical merits.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), effective for fiscal years beginning after November 15, 2007. SFAS 157 provides guidance on how to measure assets and liabilities that use fair value, and expands disclosure about fair value measurement. SFAS 157 will apply whenever another GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. The Company will adopt SFAS 157 as of the beginning of our next fiscal year (April 1, 2008). Adoption of SFAS 157 is not expected to have a material impact on our earnings, financial position, or cash flows.
     In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements in determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 as of December 31, 2006 and its adoption did not have an impact on the Company’s consolidated financial statements.
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
6. Insurance Program
     In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. Under the program, we agreed to reimburse our insurer for its claims administration expenses and for amounts paid out by it in settlement of product liability claims filed after the initial date of the program and which are not covered by insurance programs from prior years. The terms of the program required us to maintain an irrevocable, evergreen letter of credit issued by a bank or other financial institution to secure our reimbursement obligations to our insurer. We had a $5.0 million letter of credit with Comerica Bank and had reserved an equal amount of cash to secure repayments of amounts that became due under the letter of credit. The settlement of the consolidated Arizona litigation in January of 2006 exhausted this policy. In April 2006, we replaced the self-funded insurance program with a limited traditional insurance program. This new insurance program does not cover lawsuits existing prior to April 2006, and only applies to any new claims made after the new policy was effective. The new policy requires a $500,000 letter of credit instead of a $5.0 million letter of credit, as was required under the previous policy. The $5.0 million previously classified as Restricted Cash on the balance sheet was released in April 2006, with the commencement of the new insurance program and a new letter of credit for $500,000 was issued with an equal amount of cash reserved, which is shown as restricted cash on the September 30, 2007 and March 31, 2007 condensed consolidated balance sheets. We expect any additional reimbursements from our insurance carriers for legal expenses incurred in fiscal 2008 or any future periods to be minimal.
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
     Among the principal matters pending to which the Company is a party are the following:
Product Liability Matters
     General. Numerous lawsuits have been filed against us alleging that our Zicam Cold Remedy nasal gel product has caused the permanent loss or diminishment of the sense of smell or smell and taste. As discussed in greater detail below, we believe these allegations are unfounded. The Company is incurring significant legal expense for defense of these lawsuits. For the three months ended September 30, 2007, litigation expense was approximately $421,000 ($621,000 reduced by expected reimbursement of approximately $200,000 from our insurance carriers for litigation defense expense incurred in the period). For the quarter ended September 30, 2006, litigation expense was approximately $1.6 million (no insurance reimbursement was recorded in the quarter ended September 30, 2006). For the six months ended September 30, 2007, product liability defense costs decreased to $1.3 million (net of $300,000 for insurance reimbursements), compared to $3.7 million for the six months ended September 30, 2006. We expect any additional reimbursements from our insurance carriers for legal expenses incurred in fiscal 2008 or any future periods to be minimal.
     From June 30, 2007 through October 31, 2007, there were two new product liability cases filed against the Company and seven product liability cases were dismissed or are pending dismissal either as a result of successful Company motions or through the settlement of cases for immaterial amounts. The following chart discloses the number of outstanding product liability cases, formal claims and claims on appeal (excluding those cases that have been settled but not yet dismissed), and associated plaintiffs at the indicated dates:

	December 31, 2005	December 31, 2006	March 31, 2007	June 30, 2007	October 31, 2007
Number of Pending Lawsuits	50	25	28	25	20
Number of Plaintiffs	427	36	40	38	33

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
     Cases Dismissed Since June 30, 2007 (Federal Courts). The following federal court cases against the Company were dismissed subsequent to June 30, 2007:

Date Filed	United States District Court	Named Plaintiff	Date Dismissed
June 15, 2004	Northern District of Alabama, Middle Division	Wyatt	July 19, 2007
November 11, 2005	District of Minnesota	Rye	August 24, 2007
September 13, 2004	Western District of Kentucky	Hans	September 5, 2007
February 9, 2005	District of New Jersey	Finder	September 19, 2007
July 18, 2006	Western District of New York	Sawyer	October 19, 2007
September 23, 2005	Southern District of Florida	Dobson	October 23, 2007
     Federal law and the law of many states requires that the testimony of a scientific or medical expert witness be reliable and based on valid scientific data and analysis before it can be allowed into evidence. To date, the Company has submitted motions in eight federal lawsuits against the Company challenging the reliability and admissibility of the testimony of expert witnesses who claim that Zicam is capable of causing or has caused smell and taste loss. To date, the courts have ruled on all eight motions. Each court has ruled that the testimony of the experts lacks reliability and a sufficient scientific basis for admission into evidence. The eight cases in which orders have been granted are: Hans, et al. vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Western District of Kentucky); Salden vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Eastern District of Michigan); Sutherland vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Northern District of Alabama); Benkwith vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Middle District of Alabama); O’Hanlon vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Central District of California); Hilton vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Northern District of Texas); Wyatt vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Northern District of Alabama); and Lusch v. Matrixx Initiatives, Inc., et al. (United States District Court for the District of Oregon). A dismissal with prejudice has been entered in all eight cases. In the O’Hanlon case, the plaintiffs filed an appeal which is fully briefed; the parties await the setting of oral argument before the Ninth Circuit Court of Appeals. In the Lusch case, an appeal has recently been filed.
     Cases Dismissed Since June 30, 2007 (State Courts). The following state court case against the Company was dismissed subsequent to June 30, 2007:

Date Filed	Court	Named Plaintiff	Date Dismissed
June 20, 2006	Court of Common Pleas, State of Pennsylvania, City of Fayette	Marva	July 31, 2007
     Pending Cases as of October 31, 2007 (Federal Courts). Eight federal court cases remain pending against the Company, covering approximately eleven plaintiffs. There were no other new federal court cases that were originally filed in federal court that have not been previously disclosed. The following cases were originally filed in state court, but have been removed to federal court:

Date Filed	United States District Court	Named Plaintiff
June 12, 2007	Western District of Tennessee	Rose
July 5, 2007	Southern District of West Virginia, Charleston Division	Seckman
August 17, 2007	Eastern District of Washington	Ballew
     Pending Cases as of October 31, 2007 (State Courts). Twelve state court cases remain pending against the Company, covering approximately 22 plaintiffs. This includes the following new state court case which has not been previously disclosed:

Date Filed	Court	Named Plaintiff
October 31, 2007	State of Arizona, County of Maricopa	Medel
     Potential Claimants. The Company has been advised that certain plaintiffs’ attorneys collectively represent approximately 430 additional potential claimants for whom they have not yet filed lawsuits. The Company is in the process of determining the number of potential claimants, the nature or basis of their purported claims, and when or if the potential claimants will ultimately file one or more lawsuits against the Company.
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
     Company’s Position Regarding the Allegations. Matrixx continues to believe that Zicam Cold Remedy nasal gel does not cause loss of smell and that claims to the contrary are scientifically unfounded and misleading. The Company believes that upper respiratory infections and nasal and sinus disease are the causes of the smell dysfunctions reported by some consumers. One of the most common causes of smell disorders is the cold itself, the very condition the product is used to treat. Other causes are sinusitis and rhinitis, conditions which are sometimes present when the product is used. The Company’s position is supported by cumulative science, and it has now been confirmed by a multi-disciplinary panel of scientists.
     Scientific Advisory Board. We convened a Scientific Advisory Board to review claims that use of Zicam Cold Remedy nasal gel spray can lead to the diminishment or loss of sense of smell. The Advisory Board is comprised of medical doctors and researchers who are independent of the Company. Matrixx provided honorariums for members’ attendance at meetings, travel expenses, and funded grants to design and perform research studies investigating the contention that Zicam Cold Remedy zinc gluconate nasal gel is associated with disorders of smell.
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
     Insurance. We submit lawsuits to our insurance carriers when applicable. In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. The settlement of the consolidated Arizona litigation exhausted this insurance program. In April 2006, we replaced the self-funded program with a limited traditional insurance program. This new insurance program does not cover previously existing lawsuits and only applies to any new claims made after it became effective (see Note 6 to the Condensed Consolidated Financial Statements). We expect any additional reimbursements from our insurance carriers for legal expenses incurred in fiscal 2008 or any future periods to be minimal.

Litigation Reserves
     As of December 31, 2005, the Company established a reserve of $1.3 million for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions, some of which are described below, and was the amount, excluding defense costs, the Company believed it could reasonably estimate would be spent to resolve the remaining cases that had been filed. Some of the significant factors that were considered in the establishment of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy and structure in light of the Arizona settlement; and the number of cases that remained pending against the Company. There are events, such as the dismissal of any cases, the filing of new lawsuits, threatened claims, the outcome of a trial, or rulings on pending evidentiary motions, that may have an impact on the Company’s conclusions as to the adequacy of the reserve for the pending product liability lawsuits. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period. The Company regularly reviews this reserve and may make adjustments based on the number of pending, settled, and threatened cases, as well as continuing legal defense strategy. The reserve was approximately $1.0 million as of March 31, 2007 and September 30, 2007. The Company will continue to review the adequacy of the associated reserve on a quarterly basis.
Securities Litigation Matters
     Two class action lawsuits were filed in April and May 2004 against the Company, our President and Chief Executive Officer, Carl J. Johnson, and our Executive Vice President and Chief Financial Officer, William J. Hemelt, alleging violations of federal securities laws. On January 18, 2005, the cases were consolidated and the court appointed James V. Sircusano as lead plaintiff. The amended complaint also includes our Vice President of Research and Development, Timothy L. Clarot, as a defendant and was filed March 4, 2005. The consolidated case is Sircusano, et al. vs. Matrixx Initiatives, Inc., et al., in the United States District Court, District of Arizona, Case No. CV04-0886 PHX DKD. Among other things, the lawsuit alleges that between October 2003 and February 2004, we made materially false and misleading statements regarding our Zicam Cold Remedy product, including failing to adequately disclose to the public the details of allegations that our products caused damage to the sense of smell and of certain of the product liability lawsuits described above. We filed a motion to dismiss this lawsuit and, on March 8, 2006, the Company received an Order dated December 15, 2005 granting the motion to dismiss the case, without prejudice. On April 3, 2006, the plaintiff appealed the Order to the United States District Court of Appeals, Ninth Circuit, Case No. 2:04-CV-886, and we are awaiting a schedule by the Ninth Circuit Court. In accordance with and subject to the provisions of the Company’s Certificate of Incorporation, Messrs. Johnson, Hemelt, and Clarot will be indemnified by the Company for their expenses incurred in defending these lawsuits and for any other losses which they may suffer as a result of these lawsuits. The Company has submitted this matter to its insurance carriers and may incur charges up to the deductible amount of $1 million. If any liability were to result from this lawsuit that is not covered by insurance, we believe our financial results could be materially impacted.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Through our 100%-owned subsidiary, Zicam LLC, the Company develops, produces, markets and sells innovative, over-the-counter (OTC) healthcare products with an emphasis on those that utilize unique, novel and/or proprietary delivery systems that provide consumers with “Better Ways to Get Better®”. The Company currently markets its products within the $4.0 billion overall US cough and cold category at retail. Our Zicam products are sold in the cold (nasal delivery and oral delivery products), allergy/sinus (nasal delivery), cough (cough spray and RapidMelt tablet delivery), and multi-symptom relief (oral delivery) market groups of the overall cough and cold category. Our Nasal Comfort products are generally sold within the space allocated for allergy and sinus products at retail. We expect that our mix of products sold will change due to seasonality and varying growth rates within the market groups. Our products are currently available at all of the major food, drug, and mass merchant retailers.
     Because of the extreme seasonality of our business, our Board of Directors approved a change in our fiscal year in order to better align our operations and financial results with the entire cold season (our previous fiscal year ended in the middle of the cold season). Due to the change in our fiscal year, the three months ended March 31, 2007 are reported as a transition period. Our 2008 fiscal year began April 1, 2007 and ends March 31, 2008. Most of the products we market are seasonal in nature, and sales at retail generally increase as the incidence of colds and flu rises. We record sales when products are shipped from our warehouse facilities. During the July through September quarter, the Company’s sales volume is primarily affected by retailers stocking our products and ordering displays to prepare for the upcoming cough and cold season. Additional sales (re-orders) to retailers are highly dependent upon the incidence of illness within the population. Retail sales of our products are highest during the cough and cold season, which usually runs from October through March. The Company begins extensive advertising campaigns to coincide with the cough and cold season and generally realizes higher advertising expense in the October through March time periods.
     Certain information is set forth below for our operations, expressed in thousands of dollars and as a percentage of net sales, for the periods indicated:

	3 Months Ended September 30,				Six Months Ended September 30,
$000s	2007	% NS	2006	% NS	2007	% NS	2006	% NS
Net Sales	$28,576	100%	$34,121	100%	$37,149	100%	$42,327	100%
Marketing	$3,450	12%	$4,136	12%	$5,593	15%	$5,928	14%
Sales	$872	3%	$1,272	4%	$1,614	4%	$1,608	4%
General & Administrative	$3,089	11%	$2,902	8%	$5,631	15%	$6,258	15%
Product Liability Litigation	$421	1%	$1,600	5%	$1,250	3%	$3,694	8%

Total Selling, General, and Administrative	$7,832	27%	$9,910	29%	$14,088	38%	$17,488	41%

Research & Development	$995	3%	$1,149	3%	$2,448	7%	$3,013	7%

     Net sales for the quarter ended September 30, 2007 were approximately $28.6 million, compared to approximately $34.1 million for the quarter ended September 30, 2006. For the six months ended September 30, 2007, net sales were approximately $37.1 million, compared to $42.3 million for the six months ended September 30, 2006. We believe the decrease in sales is primarily due to retailers changing their seasonal pre-purchasing patterns and the relatively higher level of pre-season purchases in the prior year. Generally, our sales during the cold season (October – March) account for approximately two-thirds of our annual sales volume and we anticipate that trend to continue. We expect that our mix of products sold will change due to seasonality and varying growth rates within the market groups.
     Net income for the quarter ended September 30, 2007 was approximately $6.4 million, compared to net income of $7.2 million in the quarter ended September 30, 2006. Net income for the six months ended September 30, 2007 was approximately $5.3 million, unchanged from the $5.3 million earned during the six months ended September 30, 2006. The decreased net income, for the quarter ended September 30, 2007, is due to lower net sales and gross margins (discussed below), partially offset by a reduction in selling, general and administrative expenses, and a decrease in product liability litigation expense. During the quarter ended September 30, 2007, the Company recognized approximately $421,000 for litigation expense related to the product liability lawsuits (net of approximately $200,000 in insurance reimbursements), compared to approximately $1.6 million for litigation expense during the quarter ended September 30, 2006 (no insurance reimbursement was recognized in the quarter ended September 30, 2006). Litigation expense for the six months ended September 30, 2007 decreased to $1.3 million (net of $300,000 for insurance reimbursements), from $3.7 million for the six months ended September 30, 2006.
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
     The Company’s management reviews several key indicators in evaluating the Company’s overall performance:

1)	We compare our year-to-date sales and net income performance against our stated annual goal for each. For fiscal 2008, our goal is to grow sales 5% to 15% above the $97.6 million recorded for the trailing twelve months ended March 31, 2007 ($102.5 million — $112.25 million), and to increase net income to the range of $9.3 million to $10.8 million, compared to $6.5 million for the twelve months ended March 31, 2007. Generally, sales during the second half of the fiscal year have accounted for 65% to 68% of our annual sales. Based on that historical trend, our year-to-date results are in line with our annual expectations.

2)	We monitor our share of the cough and cold market. For the 12 weeks ended September 9, 2007, retail sales of our products (as measured by three outlet syndicated scanner data, not including our largest customer, Wal-Mart) increased approximately 15% over the comparable period in the previous year, while the entire cough and cold category increased approximately 6% over the same period.

3)	We measure our ability to maintain strong gross margins on our products. During the six months ended September 30, 2007, we realized an average gross margin of 67%, which is below our goal of 70%, and below the average gross margin of 68% realized in the six months ended September 30, 2006 (gross margins on our existing products vary between 60% and 80%). Average gross margins were negatively impacted by returns of discontinued items and the mix of products sold, primarily related to the initial sales of our new multi-symptom products that are sold at prices below our cold remedy and allergy/sinus products. We are identifying ways to improve gross margin on the new multi-symptom products in the future.

4)	We evaluate our operating performance by reviewing, over time, our ability to decrease selling, general and administrative (SG&A) costs as a percentage of net sales. For the six months ended September 30, 2007, our SG&A expenses were approximately 38% of our net sales compared to 41% in the six months ended September 30, 2006. The decrease in SG&A expenses was primarily due to a decrease in product liability legal expense.

5)	We review the distribution and mix of our products by key national retailers. Our ten largest retail customers account for a substantial majority of our annual sales and we encourage our largest customers to carry a mix of our highest selling products. Retailers generally reset their cough and cold sections during the third calendar quarter of each year, at which time we are informed of any changes that will occur for the upcoming cough and cold season. We encourage retailers to replace discontinued items for new products and all of our largest customers added at least one of our new Zicam multi-symptom products to their shelves for the upcoming cold season.
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
     We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. In general, management’s estimates are based on historical experience, information from third party professionals, and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.
     We believe that our critical accounting policies and estimates include the accounting for intangible assets and goodwill, accounting for income taxes, revenue recognition, accounting for sales returns and allowances, accounting for sales discounts and promotional programs, and accounting for legal contingencies.
     Intangible Assets and Goodwill: We recorded approximately $15.0 million in goodwill in connection with the 40% Zicam, LLC interest acquired from Zensano, Inc. in December 2001. Under SFAS No. 142, goodwill must be tested when a triggering event occurs or at least annually to identify a potential impairment and the amount of any impairment loss. Factors that could affect this analysis would be significant loss of market share, a general decline in Zicam product sales, higher than expected increases in expenses and various other matters. Any change in key assumptions about the business or prospects of Zicam, LLC, or any change in market conditions or other externalities affecting Zicam, LLC, could result in an impairment charge, and such a charge could have a material adverse effect on our financial condition and results of operations. Our annual valuation of goodwill was completed in September 2007 and no impairment was identified. No triggering events have occurred subsequent to the valuation performed in the third quarter of calendar 2007.
     Income Taxes: In accordance with SFAS No. 109, “Accounting for Income Taxes,” we record income tax expense based on our estimated effective income tax rate for the year and will continue to do so in future periods. In 2005, we fully utilized the tax loss carryforward from prior years. In fiscal 2006 and the three months ended March 31, 2007, we recognized a tax benefit related to the charitable donation of products. At June 30, 2007 we had a $4.2 million tax loss carryforward (expiring in 2026) that we fully utilized in the three months ended September 30, 2007. See Note 5 to the Condensed Consolidated Financial Statements for further information regarding income taxes.
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
     Customer Sales Returns and Allowances: The estimate for product returns reflects our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects potential product returns. Prior to July 2006, we recorded a returns provision of 3% for products in distribution over a year and 7% for new items. We regularly review the similarities and differences of the new products relative to products for which we now have several years of product return experience. In July 2006, we adjusted our returns provision to 3.5% of gross sales for all of our products, including the new items that began shipping in the third quarter of 2006. Additionally, during calendar 2006, we recorded a $2.5 million adjustment to our returns provision to account for increased returns of Nasal Comfort and discontinued products from a large customer. During the quarter ended September 30, 2007 we recorded a $1.0 million adjustment to our returns provision to account for returns of discontinued products (which included several of our cough and flu products). We will continue to review the return provision at least quarterly and adjust the reserve amounts as actual product return experience continues to develop. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected.
     Accounts Receivable and Allowance for Doubtful Accounts: The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The allowance is reviewed regularly to ensure that it reflects the amount of the Company’s probable credit losses. During the quarter ended June 30, 2007, the Company reviewed the allowance and based on historical performance elected to reduce its accrual rate from 0.10% of gross sales to 0.02% of gross sales, effective April 1, 2007. In addition, during the quarter ended June 30, 2007, the Company reduced its allowance by approximately $250,000, which was reflected in general and administrative expense in the accompanying statement of income for the six months ended September 30, 2006.
     Insurance Reimbursements: During the quarter ended September 30, 2007, we recorded approximately $200,000 in expected reimbursement from our insurance carriers. The reimbursement relates to product liability litigation defense costs. We believe the amounts are reasonable based on the terms of the respective policies and the costs incurred to date. We expect any additional reimbursements from our insurance carriers for legal expenses incurred in fiscal 2008 or any future periods to be minimal. See Note 6 to the Condensed Consolidated Financial Statements for additional information regarding our insurance program.
     Legal Contingencies: We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. See Note 7 to the Condensed Consolidated Financial Statements for information regarding our pending and threatened litigation and our reserves for product liability litigation. While we are vigorously defending ourself in these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. The Company follows the guidance of SFAS 5, “Accounting for Contingencies,” which states that the Company is required to accrue a contingent loss when the loss is deemed probable and reasonably estimable.

Results of Operations for the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,
	2007		2006
Net sales	$28,575,748	100%	$34,121,356	100%
Cost of sales	9,576,341	34	11,153,910	33

Gross profit	18,999,407	66	22,967,446	67
Selling, general and administrative	7,832,060	27	9,909,790	29
Research & development	994,632	3	1,149,479	3

Income from operations	10,172,715	36	11,908,177	35
Interest and other income	145,673	1	76,636	—
Interest expense	0	—	64,222	—

Income before income taxes	10,318,388	36	11,920,591	35
Provision for income taxes	3,909,160	14	4,770,221	14

Net Income	$6,409,228	22%	$7,150,370	21%

Net Sales
     Net sales for the three months ended September 30, 2007 were $28.6 million, or 16% below net sales of $34.1 million for the quarter ended September 30, 2006. We believe the decrease in sales compared to the prior year is related to the higher level of pre-season purchases made in the prior year and retailers’ pursuing a lower level of inventory and more closely aligning their inventory and repurchases with retail consumption during the cold season. During the quarter ended September 30, 2007, we initiated a 3% price increase for our Cold Remedy products (which accounted for 70% of calendar 2006 sales). This is the first price increase since Zicam products were introduced in 1999. Also during the quarter ended September 30, 2007, we began shipping our new multi-symptom products, which have a selling price that is below the selling price of all of our other products.
Cost of Sales
     For the quarter ended September 30, 2007, our cost of sales decreased approximately $1.6 million to $9.6 million, compared to the cost of sales for the quarter ended September 30, 2006 of $11.2 million. The decrease was primarily due to the lower number of units sold. The costs of our products vary by delivery system and cost of goods sold is affected by the mix of products sold.
Gross Profit
     Gross profit for the three months ended September 30, 2007 was approximately $19.0 million, compared to gross profit of approximately $23.0 million for the quarter ended September 30, 2006. The lower gross profit is due to the decreased level of sales during the quarter (compared to the prior year) and the lower average gross margin percentage achieved during the quarter. Gross margins for the quarter ended September 30, 2007 decreased to 66% from 67% in the comparable quarter of 2006. The decrease in gross margins was primarily due to the slightly lower average net sales price per unit, a $1.0 million adjustment for product returns of discontinued items, and the initial sales of the new multi-symptom products which have a lower gross margin. In addition, we realized a slightly higher average cost per unit sold, which was related to the mix of products sold during the quarter ended September 30, 2007. Gross margins on our existing products vary between 60% and 80%. Gross margin will continue to be affected by the relative mix of products sold and changes in product sales price and costs that may occur.
Selling, General & Administrative
     SG&A expense for the quarter ended September 30, 2007 decreased to approximately $7.8 million from approximately $9.9 million in the quarter ended September 30, 2006. Litigation expense related to the product liability lawsuits was approximately $421,000 (net of approximately $200,000 for insurance reimbursement) for the quarter ended September 30, 2007, compared to approximately $1.6 million for product liability litigation expense in the quarter ended September 30, 2006.
     The lower SG&A expense is primarily due to the lower litigation expense as well as a decrease of $686,000 in marketing expense related to decreased consumer research and advertising activities compared to the quarter ended September 30, 2006. In addition, there was a decrease in selling expense of approximately $400,000, which is due to lower commissions associated with the decreased level of sales, compared to the quarter ended September 30, 2006, and a change to the fee structure for some of our contract sales personnel. We expect selling expense for the entire fiscal year 2008 to be approximately 4% of net sales. Partially offsetting those decreases was a $250,000 increase in quality control costs primarily associated with new products.
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
Research and Development
     Research and development expense was approximately $1.0 million in the quarter ended September 30, 2007, approximately $150,000 less than the level incurred in the quarter ended September 30, 2006. We expect to invest 4% — 5% of fiscal 2008 annual net sales on research and development efforts. The research and development spending reflects the scale-up costs related to new products, including our new multi-symptom products, and our goal of continuing to expand the business by developing products in the oral care, antacid, and other categories. The timing of research and development spending can vary throughout the year and is not generally associated with our seasonal sales patterns.
Interest & Other Income
     Interest and other income was approximately $150,000 in the quarter ended September 30, 2007 versus approximately $12,000 in the quarter ended September 30, 2006. The increase in interest income is associated with our increased cash balances. For the quarter ended September 30, 2006, interest income of $77,000 was offset by interest expense of $64,000 related to borrowings outstanding under our credit facility. There was no interest expense in the quarter ended September 30, 2007. Interest income in future periods will vary based on our level of cash and changes in interest rates.
Income Before Income Taxes
     Income before income tax for the three months ended September 30, 2007 was approximately $10.3 million, compared to approximately $11.9 million for the quarter ended September 30, 2006. The reduced income is primarily due to the decreased level of sales, partially offset by the lower SG&A expenses discussed above. We expect that income in future periods will be significantly impacted by the sales levels of our products (including our new products introduced in the second quarter of fiscal 2008), product introductions in new categories, and annual changes in our advertising, research and development, and legal expenses. We anticipate quarterly earnings will continue to vary along with the seasonality of sales.
Provision for Income Tax Expense
     We recorded income tax expense at our combined estimated annual effective tax rate of approximately 39%. Due to the reduced operating income recorded in the quarter ended September 30, 2007, we recognized income tax expense of approximately $3.9 million compared to $4.8 million in the quarter ended September 30, 2006.
Net Income
     Net income was approximately $6.4 million in the quarter ended September 30, 2007 compared to net income of approximately $7.2 million in the quarter ended September 30, 2006.
Off-Balance Sheet Arrangements
     As of September 30, 2007, we did not have any off-balance sheet arrangements.

Results of Operations for the Six Months Ended September 30, 2007 Compared to the Six Months Ended September 30, 2006
     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Six Months Ended September 30,
	2007		2006
Net sales	$37,149,176	100%	$42,327,489	100%
Cost of sales	12,411,695	33	13,558,617	32

Gross profit	24,737,481	67	28,768,872	68
Selling, general and administrative	14,088,275	38	17,488,202	41
Research & development	2,447,685	7	3,012,668	7

Income from operations	8,201,521	22	8,268,002	20
Interest and other income	392,248	1	211,444	—
Interest expense	—	—	64,222	—

Income before income taxes	8,593,769	23	8,415,224	20
Provision for income taxes	3,246,637	9	3,122,651	7

Net Income	$5,347,132	14%	$5,292,573	13%

Net Sales
     Net sales for the six months ended September 30, 2007 were $37.1 million, or 12% below net sales of $42.3 million for the six months ended September 30, 2006. We believe the decrease in sales compared to the prior year is related to the higher level of pre-season purchases made in the prior year and retailers’ pursuing a lower level of inventory and more closely aligning their inventory and repurchases with retail consumption during the cold season. During the quarter ended September 30, 2007, we initiated a 3% price increase for our Cold Remedy products. This is the first price increase since Zicam products were introduced in 1999. Our new multi-symptom products (which began shipping during the quarter) have a selling price that is below the selling price of all of our other products.
Cost of Sales
     For the six months ended September 30, 2007, our cost of sales decreased approximately $1.1 million to approximately $12.4 million, compared to the cost of sales for the six months ended September 30, 2006 of approximately $13.6 million. The decrease was primarily due to the lower number of units sold. The costs of our products vary by delivery system and cost of goods sold is affected by the mix of products sold.
Gross Profit
     Gross profit for the six months ended September 30, 2007 was approximately $24.7 million, compared to gross profit of approximately $28.8 million for the six months ended September 30, 2006. The lower gross profit is due to the decreased level of sales during the period (compared to the prior year) and the lower average gross margin percentage achieved. Gross margins for the six months ended September 30, 2007 decreased to 67% from 68% in the comparable period in 2006. The decrease in gross margins was primarily due to the slightly lower average net sales price per unit, a $1.0 million adjustment for returns of discontinued products, and initial sales of the new multi-symptom products, which began shipping during the three months ended September 30, 2007 and have a lower gross margin. In addition, we realized a slightly higher average cost per unit sold, which was related to the mix of products sold during the six months ended September 30, 2007. Gross margins on our existing products vary between 60% and 80%. Gross margin will continue to be affected by the relative mix of products sold and changes in product sales price and costs that may occur.
Selling, General & Administrative
     SG&A expense for the six months ended September 30, 2007 decreased to approximately $14.1 million from approximately $17.5 million in the six months ended September 30, 2006. Litigation expense related to the product liability lawsuits was approximately $1.3 million (net of approximately $300,000 for insurance reimbursements) for the six months ended September 30, 2007, compared to approximately $3.7 million for product liability litigation expense in the six months ended September 30, 2006.
     The lower SG&A expense in the six months ended September 30, 2007 compared to 2006, is primarily due to the lower product liability litigation expense as well as a decrease of $500,000 in general legal expenses that were primarily associated with the Federal Trade Commission (FTC) inquiry initiated in early 2006, which has since been closed with no adverse findings. Additionally, there was approximately $600,000 of expense incurred in the six months ended September 30, 2006 associated with a charitable donation of short-dated products. Also, during the six months ended September 30, 2007, we determined that our allowance for bad debt exceeded the amount of loss that would be likely and we reduced the allowance amount by approximately $250,000, which reduced SG&A expenses by an equal amount.
     Lower SG&A expense was also due to a $300,000 decrease in marketing expenses, primarily related to decreased consumer research and advertising activities compared to the six months ending September 30, 2006. Offsetting those decreases was a $315,000 increase in quality control costs primarily associated with new products.
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
Research and Development
     Research and development expense was approximately $2.4 million in the six months ended September 30, 2007, approximately $600,000 less than the level incurred in the six months ended September 30, 2006. We expect to invest 4% — 5% of fiscal 2008 annual net sales on research and development efforts. The research and development spending reflects scale-up costs related to new products, including our new multi-symptom products, and our goal of continuing to expand the business by developing products in the oral care, antacid, and other categories. The timing of research and development spending can vary throughout the year and is not generally associated with our seasonal sales patterns.
Interest & Other Income
     Interest and other income was approximately $400,000 in the six months ended September 30, 2007 versus approximately $147,000 in the six months ended September 30, 2006. The increase in interest income is associated with our increased cash balances. For the six months ended September 30, 2006, interest income of $211,000 was offset by interest expense of $64,000 related to borrowings outstanding under our credit facility. There was no interest expense in the six months ended September 30, 2007. Interest income in future periods will vary based on our level of cash and changes in interest rates.
Income Before Income Taxes
     Income before income tax for the six months ended September 30, 2007 was approximately $8.6 million, compared to approximately $8.4 million for the six months ended September 30, 2006. The comparable income level is due to the lower gross profit achieved during the six months ended September 30, 2007 being offset by lower SG&A and research and development expenses. We expect that income in future periods will be significantly impacted by the sales levels of our products (including our new products introduced in the second quarter of fiscal 2008), product introductions in new categories, and annual changes in our advertising, research and development, and legal expenses. We anticipate quarterly earnings will continue to vary along with the seasonality of sales.
Provision for Income Tax Expense
     We recorded income tax expense at our combined estimated annual effective tax rate of approximately 39% and adjusted for the tax effects of certain transactions. We recognized income tax expense of approximately $3.2 million during the six months ended September 30, 2007 versus approximately $3.1 million for the six months ended September 30, 2006. The lower effective tax rate in the 2006 period was associated with the charitable donation of products (discussed above).
Net Income

     Net income was approximately $5.3 million in the six months ended September 30, 2007 approximately equal to the $5.3 million recorded in the six months ended September 30, 2006.
Liquidity and Capital Resources
     Our working capital was $45.5 million as of September 30, 2007, compared to $38.7 million at March 31, 2007. During the first six months of fiscal 2008, we experienced a decrease in available cash of approximately $7.2 million. The decrease is primarily due to the seasonal increase in accounts receivable, inventory, and prepaid expenses as we prepare for the upcoming cold season.
     During the quarter ended September 30, 2007 trade receivables increased to $24.1 million from $6.2 million on June 30, 2007. The increase relates to the increased sales that occurred in the quarter ending September 30, 2007 (compared to the quarter ended June 30, 2007) as retailers prepare for the upcoming cold season. We expect to convert substantially all of those receivables to cash during our third fiscal quarter ending December 31, 2007. Our cash position has also been reduced due to increases in inventory to meet higher anticipated sales levels. The Company’s principal source of liquidity is cash generated from sales of our products to retailers and distributors. The majority of sales are given 30 day credit terms; however, payment terms are occasionally extended, as retailers begin to increase inventory of our products prior to the onset of the cough and cold season. The Company records an estimated allowance for potentially uncollectible accounts, which is reviewed on a monthly basis. During our review in the quarter ended June 30, 2007, we determined that our allowance for bad debt exceeded the amount of loss that would be likely and we reduced the allowance amount by approximately $250,000. This reduction was reflected in selling, general and administrative expenses during that quarter. We believe our allowance as of September 30, 2007 is adequate.
     The change in accounts receivable, inventory, accounts payable and accrued expenses largely reflects the increase in the Company’s business and reflects the seasonal nature of the Company’s business. Our working capital requirements fluctuate with the seasonality of our sales and are generally highest in the July through September quarter. The Company records the bulk of its sales, which is reflected in higher accounts receivable, in the second, third, and fourth fiscal quarters; generally builds inventory during the first through third fiscal quarter periods; and advertises its products, which is the largest component of accrued expenses, primarily in the third and fourth fiscal quarters. Although affected by the build-up of inventory, accounts payable and accrued expenses are more significantly affected by advertising spending, which occurs primarily in the third and fourth fiscal quarters.
     Generally, to the extent our operations are profitable, our business is cash flow positive. We do have working capital requirements arising from the increase of inventory and accounts receivable in excess of the increase in accounts payable, but these vary throughout the year reflecting the seasonal nature of our business.
     Historically, the Company has had very low capital expenditures since we rely on contract manufacturers to produce our products. Typical capital expenditures include investments in technology, office furniture, leasehold improvements, and small tooling requirements. However, during calendar 2006 the Company spent approximately $4.2 million for an automated manufacturing line that is presently producing our swab products. The Company occasionally provides deposits and prepayments to our manufacturers to improve and increase manufacturing capabilities for our products. Additionally, the Company’s facility lease for its corporate offices expires during the current fiscal year and we anticipate relocating our corporate offices during the first half of calendar 2008. The relocation may require capital expenditures and tenant improvements of approximately $850,000 which we will amortize over the term of the new lease (approximately five years).
     See Note 6 to the Condensed Consolidated Financial Statements for a discussion of our insurance program.
     We have an $8.0 million credit facility with Comerica Bank that was renewed in July 2007, until July 2009. The interest rate under the renewed credit facility is prime minus 0.25% (or 7.5% at September 30, 2007). In July 2006, we borrowed $4 million under the facility to support our working capital requirements in the third calendar quarter of 2006. We repaid the debt in the quarter ended December 31, 2006. We do not anticipate any borrowings from the credit facility for working capital needs during the next quarter. We are in compliance with the earnings and financial covenants contained in the credit facility. We believe that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months.

Contractual Obligations
     We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations
	(In thousands of dollars)
	Payments due by Period as of September 30, 2007
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	482	140	324	18	0
Purchase Obligations	5,830	5,830	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$6,312	$5,970	$324	$18	$0

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Forward Looking Statements
     This Report on Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:
•	our belief that the reserve for litigation losses will be sufficient to resolve the remaining product liability cases;

•	our expectations regarding fiscal 2008 net sales increasing 5%-15% over the $97.6 million recorded in the trailing twelve months ended March 31, 2007, and net income increasing to the range of $9.3 million to $10.8 million, compared to $6.5 million for the twelve months ended March 31, 2007;

•	our belief that new advertising approaches and public relations efforts will continue to build brand awareness;

•	our belief that retailers seasonal buying patterns have changed;

•	our belief that that the Company’s tax positions will be sustained;

•	our anticipation that we will continue to incur approximately $1.0 million in legal expense each quarter as a result of the Zicam Cold Remedy product liability and securities litigation in which we are engaged;

•	our intention to vigorously defend the Zicam Cold Remedy product liability and securities litigation claims, our expectation that additional product liability lawsuits may be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;

•	our expectation that the trend of growth in sales in future periods will continue as we expand consumer awareness and acceptance of our entire Zicam brand of products, increase distribution, introduce new products, and avoid additional adverse publicity;

•	our expectation regarding future net income, our belief that expenditures for advertising and research and development will vary by quarter throughout the year, and our expectation that advertising expenses will be heaviest in our third and fourth fiscal quarters;

•	our expectation of the effect of recently issued accounting standards;

•	our expectation that our mix of products sold will change due to seasonality and varying growth rates within our four market categories;

•	our expectation of our 10 largest retailers adding new products;

•	our expectation of future stock-based compensation;

•	our expectations regarding seasonality of sales and earnings;

•	our expectation regarding SG&A expenses;

•	our expectation of higher accounts receivable balances during the cold season;

•	our belief that working capital requirements will not require any borrowings in the next quarter;

•	our expectation of continuing profitability in future years;

•	our intention to review our product return reserve provision monthly and adjust the reserve amounts as actual product return experience continues to develop;

•	our expectation of making income tax payments at our statutory rates in future years;

•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold;

•	our expectation that our net income and operating expenses in future periods will vary largely in connection with the level of our advertising, research and development, and legal expenses;

•	our expectation that sales expense will be approximately 4% of annual net sales;

•	our expectation that research and development spending will be 4% to 5% of annual net sales in subsequent years;

•	our expectation of converting receivables to cash;

•	our expectation regarding investments in equipment;

•	our expectation regarding investments in a new office facility;

•	our expectation that earnings in future periods will be significantly impacted by the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;

•	our belief that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months;

•	our belief that our allowance for doubtful accounts is adequate;

•	our expectation regarding reimbursement for legal expense from our insurance carriers;

•	our having no plans to directly manufacture and store our products;

•	our expectation that our manufacturers will have produced inventory available for sales of products through the 2007/2008 cough and cold season;

•	our expectation of achieving a higher gross margin in the future; and

•	our belief that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.
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
     Statements in this Report on Form 10-Q, including those set forth in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” describe factors that could contribute to or cause actual results to differ materially from our expectations. Other such factors include (i)

less than anticipated demand for our current and future products, (ii) a weak cough and cold season, (iii) lack of market acceptance for or uncertainties concerning the efficacy or safety of our current and future products or regulatory actions involving our products, (iv) difficulties in increasing production or maintaining sufficient inventories to meet unexpectedly high demand in the short term, (v) financial difficulties encountered by one or more of our principal customers, (vi) difficulties in obtaining additional capital for marketing, research and development, and other expenses, (vii) material litigation involving patent and contractual claims, product liability claims, consumer issues and securities violation claims, (viii) the possibility of delays or other difficulties in implementing new product improvements and introducing to the marketplace new products and brands, (ix) the possibility that future sales of our products will not be as strong as expected, (x) increased competition or negative publicity regarding our products, and (xi) regulatory or advertising restrictions.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank. At no time during the six months ended September 30, 2007 did we have any outstanding borrowings on this line of credit. In July 2006, we borrowed $4 million against our credit facility with Comerica Bank. The primary purpose for the borrowing was to provide additional liquidity as we built inventory for expected increases in sales during the second half of calendar 2006. We fully repaid the debt in the fourth calendar quarter of 2006. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future. We generally extend payment terms for customers during the second fiscal quarter (ending September 30) as customers purchase new products and build inventory for the upcoming cough and cold season.
     As of March 31, 2007 and September 30, 2007, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal 2006, 2007, or the six month period ended September 30, 2007) or commodity price risk.
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended September 30, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

			(c)
			Total Number of	(d)
	(a)		Shares Purchased as	Maximum Number of
	Total Number	(b)	Part of Publicly	Shares that May Yet be
	of Shares	Average Price	Announced Plans or	Purchased Under the
Period	Purchased	Paid per Share	Programs	Plans or Programs
7/01/07-7/31/07	0	—	—	982,100
8/01/07-8/31/07	0	—	—	982,100
9/1/07-9/30/07	13,000	$18.30	13,000	969,100
Total	13,000	$18.30	13,000	969,100
     On April 1, 2004, the board of directors approved the repurchase by the Company of up to 1 million shares of the Company’s common stock. This authorization will remain in effect indefinitely unless terminated or modified by resolution of our board of directors.
     During the quarter ended September 30, 2007, we repurchased an aggregate of 13,000 shares of our common stock pursuant to the stock repurchase program (the “Program”) in open market transactions. Commission paid for repurchased common stock during the period totaled $325. We may repurchase the Company’s common stock from time to time as conditions warrant.
Item 5. Other Information
     In connection with the Company’s change in fiscal year end from December 31 to March 31, the Company expects to hold its 2008 Annual Meeting in August, 2008, which will differ from the date of the 2007 Annual Meeting by more than 30 days. Accordingly, if a shareholder intends to submit a proposal for action at the 2008 Annual Meeting of Shareholders and wishes to have that proposal considered for inclusion in the Company’s proxy materials in reliance on Rule 14a-8 of the Securities Exchange Act of 1934, as amended, the proposal must be submitted in writing and received by the Secretary of the Company no later than the close of business April 28, 2008. The proposal also must meet the other requirements of the rules of the Securities and Exchange Commission relating to shareholder proposals. Proposals should be addressed to: Matrixx Initiatives, Inc., 4742 N. 24th Street, Suite 455, Phoenix, Arizona 85016, Attn: Secretary.
     In addition, pursuant to the Company’s Bylaws, shareholders who intend to present an item of business at the next annual meeting of shareholders (other than a proposal submitted for inclusion in the Company’s proxy materials) must provide notice of such business to the Secretary of the Company within a prescribed number of days prior to the annual meeting. Once the date of the 2008 Annual Meeting of Shareholders has been established, the Company will provide supplementary information that will set forth the time period in which such items of business must be submitted to the Company in order to satisfy the notice requirements of the Company’s Bylaws.

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
November 6, 2007

/s/ William J. Hemelt
William J. Hemelt
Executive Vice President and Chief Financial Officer
November 6, 2007

Index of Exhibits

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