Form 10-Q
period 2007-12-31
MATRIXX INITIATIVES INC
filed 2008-02-07
CIK 1006195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended December 31, 2007
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
(602) 385-8888
(Issuer’s telephone number)
     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑      NO ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐       NO ☑
     There were 9,799,349 shares of the registrant’s common stock, $.001 par value, outstanding as of February 3, 2008.

MATRIXX INITIATIVES, INC.
FORM 10-Q
INDEX
Unless otherwise indicated in this quarterly report, “Matrixx,” “us,” “we,” “our”, “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2007	2007

ASSETS
Current Assets:
Cash and cash equivalents	$13,166,427	$16,944,189
Accounts receivable:
Trade, net of allowance for doubtful accounts of $197,721 and $429,031	23,280,388	8,256,929
Insurance receivable	150,000	2,200,000
Inventories	17,420,510	15,458,928
Prepaid expenses	1,400,633	584,771
Interest receivable	70,001	84,191
Income tax receivable	213,006	1,370,277
Deferred tax asset	2,576,449	3,361,605

Total Current Assets	58,277,414	48,260,890

Property and Equipment, at cost:
Office furniture and computer equipment	1,395,380	1,356,931
Machine tooling and manufacturing equipment	5,351,523	5,225,020
Laboratory furniture and equipment	410,114	339,343
Leasehold improvements	354,744	350,576

	7,511,761	7,271,870
Less accumulated depreciation	(2,754,484)	(1,925,598)

Net Property and Equipment	4,757,277	5,346,272

Other Assets:
Deposits	297,346	221,963
Other assets	82,770	82,770
Restricted cash	500,000	500,000
Debt issuance costs, net of accumulated amortization of $3,599 and $48,061	10,796	7,171
Patents, net of accumulated amortization of $546,849 and $446,002	1,870,612	1,692,115
Goodwill	15,039,836	15,039,836

Total Other Assets	17,801,360	17,543,855

Total Assets	$80,836,051	$71,151,017

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$8,252,680	$2,584,553
Accrued expenses	4,921,921	3,162,814
Income tax payable	598,977	—
Sales commissions	378,189	372,206
Sales returns and allowances	1,476,433	2,391,290
Legal liability	990,650	1,045,000

Total Current Liabilities	16,618,850	9,555,863

Deferred tax liability	1,215,389	1,160,328

Total Liabilities	17,834,239	10,716,191

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 10,160,853 and 10,079,317 shares issued	10,161	10,079
Additional paid-in capital	50,881,338	49,122,216
Retained earnings	16,410,806	11,698,835

	67,302,305	60,831,130
Less common stock held in treasury, at cost (299,994 and 53,800 shares)	(4,300,493)	(396,304)

Total Stockholders’ Equity	63,001,812	60,434,826

Total Liabilities and Stockholders’ Equity	$80,836,051	$71,151,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	2007	2006

Net sales	$30,801,567	$36,227,332
Cost of sales	11,060,163	13,021,671

Gross Profit	19,741,404	23,205,661

Selling, general and administrative expenses	20,043,066	23,765,510
Research and development	875,149	545,323

Loss From Operations	(1,176,811)	(1,105,172)

Other Income (Expense):
Interest and other income	130,926	116,490
Interest expense	—	(52,417)

Total Other Income	130,926	64,073

Loss Before Benefit From Income Taxes	(1,045,885)	(1,041,099)

Benefit from income taxes	(410,724)	(578,394)

Net Loss	$(635,161)	$(462,705)

Net Loss Per Share of Common Stock:
Basic and Diluted:
Weighted Average Number of Common Shares Outstanding	9,740,909	9,692,585
Net Loss Per Share of Common Stock	$(0.07)	$(0.05)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	2007	2006

Net sales	$67,950,743	$78,554,821
Cost of sales	23,471,858	26,580,288

Gross Profit	44,478,885	51,974,533

Selling, general and administrative expenses	34,131,341	41,253,712
Research and development	3,322,834	3,557,991

Income From Operations	7,024,710	7,162,830

Other Income (Expense):
Interest and other income	523,174	327,934
Interest expense	—	(116,639)

Total Other Income	523,174	211,295

Income Before Provision For Income Taxes	7,547,884	7,374,125

Provision for income taxes	2,835,913	2,544,257

Net Income	$4,711,971	$4,829,868

Net Income Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,779,153	9,649,915
Net Income Per Share of Common Stock	$0.48	$0.50

Diluted:
Weighted Average Number of Common Shares Outstanding	10,095,293	9,962,175
Net Income Per Share of Common Stock	$0.47	$0.48
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	2007	2006

Cash Flows From Operating Activities
Net income	$4,711,971	$4,829,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	828,886	492,170
Amortization	111,510	122,243
Deferred income taxes	840,217	1,550,086
Common stock issued for compensation	1,148,060	1,592,328
Changes in assets and liabilities:
Accounts receivable	(15,023,459)	(14,309,520)
Insurance receivable	2,050,000	3,397,033
Interest and other receivables	14,190	121,680
Income tax receivable	1,157,271	(1,370,277)
Inventories	(1,961,582)	(5,258,229)
Prepaid expenses and other	(815,862)	(22,877)
Accounts payable	5,668,127	10,876,.015
Accrued expenses	2,364,067	(1,087,497)
Legal liability	(54,350)	(73,500)
Sales returns and allowances	(914,857)	58,289

Net Cash Provided By Operating Activities	124,189	917,812

Cash Flows From Investing Activities
Capital expenditures	(239,891)	(4,930,543)
Deposits and other	(354,727)	4,500,000
Restricted cash	—	841,820

Net Cash (Used) Provided By Investing Activities	(594,618)	411,277

Cash Flows From Financing Activities:
Debt issuance costs	(14,288)	(6,442)
Proceeds from borrowings	—	4,000,000
Repayments of borrowings	—	(4,000,000)
Purchase of treasury stock	(3,904,189)	—
Issuance of common stock	611,144	1,223,534

Net Cash (Used) Provided By Financing Activities	(3,307,333)	1,217,092

Net (Decrease) Increase in Cash and Cash Equivalents	(3,777,762)	2,546,181

Cash and Cash Equivalents at Beginning of Period	16,944,189	11,401,441

Cash and Cash Equivalents at End of Period	$13,166,427	$13,947,622

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$115,222
Income taxes	—	1,160,453
The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     1. Financial Statements
     The accompanying condensed consolidated balance sheet as of March 31, 2007, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements of Matrixx Initiatives, Inc. as of and for the three and nine months ended December 31, 2007 and 2006 have been prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, do not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments that are necessary so as to make the interim information not misleading, have been made. All references made in this Report to “Note” or “Notes” refer to these Notes to the Condensed Consolidated Financial Statements. Results of operations for the three or nine months ended December 31, 2007 are not necessarily indicative of results of operations that may be expected for the fiscal year ending March 31, 2008. The products we market are seasonal in nature, and sales at retail generally increase as the incidence of colds and flu rises. We record sales when products are shipped from our warehouse facilities. Generally, the Company realizes increased sales volume as retailers stock our products and order displays to prepare for the cough and cold season, which usually runs from October through March. Retail consumption of our products is highest during the cough and cold season. It is recommended that this financial information be read in conjunction with the complete financial statements included in Matrixx’s Transition Report on Form 10-KT for the transition period ended March 31, 2007 previously filed with the Securities and Exchange Commission.
     2. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R (Revised 2004), “Share-Based Payment,” which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the Company to measure the cost of services received in exchange for equity instruments based on the grant-date fair value of the award and recognize that cost in expense over the requisite service or vesting period. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such equity instruments. The Company uses the Black-Scholes option-pricing model in valuing such equity instruments. Upon adoption, the Company transitioned to SFAS No. 123R using the Modified Prospective Application (MPA) transition method, whereby compensation cost is recognized for new awards and awards modified after the effective date, and that portion of outstanding awards for which part or all of the requisite service will be rendered on or after the effective date. As a result of applying SFAS No. 123R, the Company did not recognize any compensation expense associated with previously granted options in the quarter ended December 31, 2007, compared to compensation expense of $18,085, approximately $11,300 after tax, for the quarter ended December 31, 2006, related to unvested options as of January 1, 2006. For the nine months ended December 31, 2007, the Company recognized compensation expense of $16,141, approximately $9,800 after tax, compared to $95,833, approximately $59,000 after tax, in the nine months ended December 31, 2006. The earnings per share impact in all of those periods was immaterial. The Company does not expect to recognize any additional charges in association with stock options as the Company anticipates future equity compensation will be in the form of restricted stock grants instead of options. For the three months ended December 31, 2007, 10,000 options were exercised at a weighted average exercise price of $7.20. No options were granted during the nine months ended December 31, 2007 or 2006.
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

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The Company has granted restricted stock to directors, officers, and management employees as part of its overall compensation plan. Compensation expense is based on the fair value of the shares on the date of their grant (as determined by the closing stock price on the grant date), and is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense recognized in the quarter ended December 31, 2007, for restricted stock awards previously granted, was approximately $169,000, or $104,000 after tax, compared to approximately $58,000, or $34,600 after tax for the quarter ended December 31, 2006. During the nine months ended December 31, 2007, the Company recognized approximately $488,000, or approximately $300,000 after tax, compared to approximately $292,000, or approximately $175,000 after tax, for the nine months ended December 31, 2006, for compensation expense related to restricted stock awards. Also, during the quarter ended December 31, 2007, 1,310 shares of restricted stock were issued to two directors, in lieu of cash, under the Directors Restricted Stock Purchase Program for fiscal third quarter director compensation.
     3. Basic and Diluted Loss Per Share
     The Company follows the provisions of SFAS No. 128, “Earnings Per Share,” which specifies the method of computation, presentation and disclosure of earnings (loss) per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of dilutive securities. The Company’s stock options, warrants and restricted stock are included using the “treasury stock” method.
     The table below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three and nine months ended December 31, 2007 and 2006.
Options to purchase 549,134 shares of common stock for the three months ended December 31, 2007 were not included in the computation of diluted income per share because their effect would be anti-dilutive. There were no anti-dilutive shares for the nine month period ended December 31, 2007. Options to purchase 696,235 and 232,000 shares of common stock for the three and nine months ended December 31, 2006, respectively, were not included in the computation of diluted income (loss) per share because their effect would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income (loss) applicable to common shareholders	$(635,161)	$(462,705)	$4,711,971	$4,829,868

Weighted average common shares outstanding — Basic	9,740,909	9,692,585	9,779,153	9,649,915
Dilutive Securities:
Options	—	—	177,582	212,552
Restricted Stock	—	—	138,558	99,708

Weighted average common shares outstanding — Diluted	9,740,909	9,692,585	10,095,293	9,962,175

Net income (loss) per common share:
Basic	$(0.07)	$(0.05)	$0.48	$0.50
Diluted	$(0.07)	$(0.05)	$0.47	$0.48

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     4. Inventories
     Inventories are stated at the lower of cost or market. The Company uses first-in, first-out (FIFO) to value inventory. Inventories consisted of the following at December 31, 2007 and March 31, 2007:

	December 31,	March 31,
	2007	2007
Raw materials and packaging	$3,001,286	$4,391,903

Finished goods	14,419,224	11,067,025

Total	$17,420,510	$15,458,928

     The increase in finished goods inventory relates to our sales expectations for the fiscal fourth quarter. We generally employ purchasing practices to meet future sales expectations and our manufacturers schedule production in order to ensure adequate supply during our highest sales periods.
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
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We are currently evaluating the impact of this standard on our consolidated financial statements, which will become effective for us on April 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement applies to the accounting for noncontrolling interests (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. We are currently evaluating the impact of this standard on our consolidated financial statements, which will become effective for us on April 1, 2009.

6. Insurance Program
     In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. Under the program, we agreed to reimburse our insurer for its claims administration expenses and for amounts paid out by it in settlement of product liability claims filed after the initial date of the program and which are not covered by insurance programs from prior years. The terms of the program required us to maintain an irrevocable, evergreen letter of credit issued by a bank or other financial institution to secure our reimbursement obligations to our insurer. We had a $5.0 million letter of credit with Comerica Bank and had reserved an equal amount of cash to secure repayments of amounts that became due under the letter of credit. The settlement of the consolidated Arizona litigation in January of 2006 exhausted this policy. In April 2006, we replaced the self-funded insurance program with a limited traditional insurance program. This insurance program does not cover lawsuits existing prior to April 2006, and only applies to any new claims made after the new policy was effective. The current policy requires a $500,000 letter of credit instead of a $5.0 million letter of credit, as was required under the previous policy. The $5.0 million previously classified as Restricted Cash on the balance sheet was released in April 2006, with the commencement of the new insurance program and a new letter of credit for $500,000 was issued with an equal amount of cash reserved, which is shown as restricted cash on the December 31, 2007 and March 31, 2007 condensed consolidated balance sheets. We do not expect any additional reimbursements from our insurance carriers for legal expenses incurred in fiscal 2008 or any future periods to be sizable.
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
     Among the principal matters pending to which the Company is a party are the following:
Product Liability Matters
     General. Numerous lawsuits have been filed against us alleging that our Zicam Cold Remedy nasal gel product has caused the permanent loss or diminishment of the sense of smell or smell and taste. As discussed in greater detail below, we believe these allegations are unfounded. The Company is incurring significant legal expense for defense of these lawsuits, although these expenses are decreasing as the Company continues to make progress with the lawsuits. For the three months ended December 31, 2007, litigation expense was approximately $444,000 ($594,000 reduced by expected reimbursement of approximately $165,000 from our insurance carriers for litigation defense expense incurred in the period). For the quarter ended December 31, 2006, litigation expense was approximately $1.1 million (no insurance reimbursement was recorded in the quarter ended December 31, 2006). For the nine months ended December 31, 2007, product liability defense costs decreased to $1.7 million (net of $485,000 for insurance reimbursements), compared to $4.8 million for the nine months ended December 31, 2006. We do not expect any additional reimbursements from our insurance carriers for legal expenses incurred in fiscal 2008 or any future periods to be sizable.
     From October 1, 2007 through January 31, 2008, there was one new product liability case filed against the Company and three product liability cases were dismissed or are pending dismissal either as a result of successful Company motions or through the settlement of cases for immaterial amounts. The following chart discloses the number of outstanding product liability cases, formal claims and claims on appeal (excluding those cases that have been settled but not yet dismissed) and associated plaintiffs at the indicated dates:

	Dec. 31, 2005	Dec. 31, 2006	March 31, 2007	Sept. 30, 2007	Dec. 31, 2007
Number of Pending	50	25	28	22	19
Number of Plaintiffs	427	36	40	36	32
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
     Cases Dismissed Since September 30, 2007 (Federal Courts). The following federal court cases against the Company were dismissed subsequent to September 30, 2007:

Date Filed	United States District Court	Named Plaintiff	Date Dismissed
July 18, 2006	Western District of New York	Sawyer	October 19, 2007
September 23, 2005	Southern District of Florida	Dobson	October 23, 2007
May 30, 2007	Northern District of Illinois	McGill	November 15, 2007
     Federal law and the law of many states requires that the testimony of a scientific or medical expert witness be reliable and based on valid scientific data and analysis before it can be allowed into evidence. To date, the Company has submitted motions in eight federal lawsuits against the Company challenging the reliability and admissibility of the testimony of expert witnesses who claim that Zicam is capable of causing or has caused smell and taste loss. To date, the courts have ruled on all eight motions. Each court has ruled that the testimony of the plaintiffs experts lacks reliability and a sufficient scientific basis for admission into evidence. The eight cases in which orders have been granted are: Hans, et al. vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Western District of Kentucky); Salden vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Eastern District of Michigan); Sutherland vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Northern District of Alabama); Benkwith vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Middle District of Alabama); O’Hanlon vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Central District of California); Hilton vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Northern District of Texas); Wyatt vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Northern District of Alabama); and Lusch v. Matrixx Initiatives, Inc., et al. (United States District Court for the District of Oregon). A dismissal with prejudice has been entered in all eight cases. In the O’Hanlon case, the plaintiffs filed an appeal which is fully briefed; the parties await the setting of oral argument before the Ninth Circuit Court of Appeals. In the Lusch case, an appeal has been filed.
     Cases Dismissed Since September 30, 2007 (State Courts). There were no state court cases against the Company that were dismissed subsequent to September 30, 2007.
     Pending Cases as of January 31, 2008 (Federal Courts). Seven federal court cases remain pending against the Company, covering approximately eleven plaintiffs. There were no new federal court cases filed that have not been previously disclosed.
     Pending Cases as of January 31, 2008 (State Courts). Twelve state court cases remain pending against the Company, covering approximately 21 plaintiffs. There were no new state court cases that have not been previously disclosed.
     Potential Claimants. The Company has been advised that certain plaintiffs’ attorneys collectively represent approximately 535 additional potential claimants for whom they have not yet filed lawsuits. The Company is in the process of determining the number of potential claimants, the nature or basis of their purported claims, and when or if the potential claimants will ultimately file one or more lawsuits against the Company.
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

     Company’s Position Regarding the Allegations. Matrixx continues to believe that Zicam Cold Remedy nasal gel does not cause loss of smell or taste and that claims to the contrary are scientifically unfounded and misleading. The Company believes that upper respiratory infections and nasal and sinus disease are the causes of the smell dysfunctions reported by some consumers. One of the most common causes of smell disorders is the cold itself, the very condition the product is used to treat. Other causes are sinusitis and rhinitis, conditions which are sometimes present when the product is used. The Company’s position is supported by cumulative science, and it has now been confirmed by a multi-disciplinary panel of scientists.
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
     Insurance. We submit lawsuits to our insurance carriers when applicable. In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. The settlement of the consolidated Arizona litigation exhausted this insurance program. In April 2006, we replaced the self-funded program with a limited traditional insurance program. This insurance program does not cover previously existing lawsuits and only applies to any new claims made after it became effective (see Note 6 to the Condensed Consolidated Financial Statements). We do not expect any additional reimbursements from our insurance carriers for legal expenses incurred in fiscal 2008 or any future periods to be sizable.
Litigation Reserves
     As of December 31, 2005, the Company established a reserve of $1.3 million for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions, some of which are described below, and was the amount, excluding defense costs, the Company believed it could reasonably estimate would be spent to resolve the remaining cases that had been filed. Some of the significant factors that were considered in the establishment of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy and structure in light of the Arizona settlement; and the number of cases that remained pending against the Company. There are events, such as the dismissal of any cases, the filing of new lawsuits, threatened claims, the outcome of a trial, or rulings on pending evidentiary motions, that may have an impact on the Company’s conclusions as to the adequacy of the reserve for the pending product liability lawsuits. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period. The Company regularly reviews this reserve and may make adjustments based on the number of pending, settled, and threatened cases, as well as continuing legal defense strategy. The reserve was approximately $1.0 million as of March 31, 2007 and December 31, 2007. The Company will continue to review the adequacy of the associated reserve on a quarterly basis.
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
Overview
     Through our 100%-owned subsidiary, Zicam LLC, the Company develops, produces, markets and sells innovative, over-the-counter (OTC) healthcare products with an emphasis on those that utilize unique, novel and/or proprietary delivery systems that provide consumers with “Better Ways to Get Better®”. The Company currently markets its Zicam products within the $4.0 billion overall United States cough and cold category at retail. Our Zicam products are sold in the cold (nasal delivery and oral delivery products), allergy/sinus (nasal delivery), cough (cough spray and RapidMelt® tablet delivery), and multi-symptom relief (oral delivery) market groups of the overall cough and cold category. Our Nasal Comfort products are generally sold within the space allocated for allergy and sinus products at retail. We expect that our mix of products sold will change due to seasonality and varying growth rates within the market groups. Our Zicam products are currently available at all of the major food, drug, and mass merchant retailers. The Company anticipates introducing Xcid™, a new branded antacid product by March 31, 2008. We believe the initial introduction of Xcid will occur with one national retailer. The new antacid is an acid neutralizing product that will compete in the $1 billion United States over-the-counter antacid category.
     Because of the extreme seasonality of our business, our Board of Directors approved a change in our fiscal year in order to better align our operations and financial results with the entire cold season (our previous fiscal year ended in the middle of the cold season). Due to the change in our fiscal year, the three months ended March 31, 2007 are reported as a transition period. Our 2008 fiscal year began April 1, 2007 and ends March 31, 2008. Most of the products we market are seasonal in nature, and sales at retail generally increase as the incidence of colds and flu rises. We record sales when products are shipped from our warehouse facilities. During the July through September quarter, the Company’s sales volume is primarily affected by retailers stocking our products and ordering displays to prepare for the upcoming cough and cold season. Additional sales (re-orders) to retailers are highly dependent upon the incidence of illness within the population. Retail sales of our products are highest during the cough and cold season, which usually runs from October through March. We increase our advertising campaigns to coincide with the cough and cold season and generally realize higher advertising expense in the October through March time periods.
     Certain information is set forth below for our operations, expressed in thousands of dollars and as a percentage of net sales, for the periods indicated:

	3 Months Ended December 31,				Nine Months Ended December 31,
$000s	2007	% NS	2006	% NS	2007	% NS	2006	% NS
Net Sales	$30,802	100%	$36,227	100%	$67,951	100%	$78,555	100%

Marketing	$16,177	53%	$18,912	52%	$21,770	32%	$24,840	32%
Sales	$1,022	3%	$1,126	3%	$2,636	4%	$2,734	3%
General & Administrative	$2,400	8%	$2,587	7%	$8,031	12%	$8,846	11%
Product Liability Litigation	$444	1%	$1,141	3%	$1,694	2%	$4,834	6%

Total Selling, General, and Administrative	$20,043	65%	$23,766	66%	$34,131	50%	$41,254	53%

Research & Development	$875	3%	$545	2%	$3,323	5%	$3,558	5%

     Net sales for the quarter ended December 31, 2007 were approximately $30.8 million, compared to approximately $36.2 million for the quarter ended December 31, 2006. For the nine months ended December 31, 2007, net sales were approximately $68.0 million, compared to $78.6 million for the nine months ended December 31, 2006. We believe the decrease in sales is primarily due to the unusually slow start to the cold season and retailers changing their seasonal pre-purchasing patterns. Generally, our sales during the cold season (October — March) account for approximately 60% to 70% of our annual sales volume and we anticipate that trend to continue. We expect that our mix of products sold will change due to seasonality and varying growth rates within the market groups.
     Net loss for the quarter ended December 31, 2007 was approximately ($635,000), compared to a net loss of ($463,000) in the quarter ended December 31, 2006. Net income for the nine months ended December 31, 2007 was approximately $4.7 million, compared to $4.8 million earned during the nine months ended December 31, 2006. The decrease in income for the quarter ended December 31, 2007, is due to lower net sales and gross margins (discussed below), partially offset by a reduction in selling, general and administrative expenses, and a decrease in product liability litigation expense. During the quarter ended December 31, 2007, the Company recognized approximately $444,000 for litigation expense related to the product liability lawsuits (net of approximately $165,000 in insurance reimbursements), compared to approximately $1.1 million for litigation expense during the quarter ended December 31, 2006 (no insurance reimbursement was recognized in the quarter ended December 31, 2006). Litigation expense for the nine months ended December 31, 2007 decreased to approximately $1.7 million (net of $485,000 for insurance reimbursements), from $4.8 million for the nine months ended December 31, 2006 (no insurance reimbursement was recognized in the nine months ended December 31, 2006).
     We expect net income (loss) in future periods to be significantly affected by the level of sales, the timing and amount of our advertising, research and development expenses, consumer acceptance of our products, and the timing and amount of expenses incurred in defense of product liability litigation matters. Expenditures for advertising and research and development will vary by quarter throughout the year and could be significantly different in future periods than the amounts incurred in the same period in earlier years. We expect that advertising expenses will be highest during the cold season (third and fourth fiscal quarters). We anticipate quarterly earnings will continue to vary along with the seasonality of sales, the level of marketing and research and development expense, and product liability defense costs.
     The Company’s management reviews several key indicators in evaluating the Company’s overall performance:
1)	We compare our year-to-date sales and net income performance against our stated annual goal for each. For fiscal 2008, our goal was to grow sales 5% to 15% above the $97.6 million recorded for the trailing twelve months ended March 31, 2007 ($102.5 million — $112.25 million), and to increase net income to the range of $9.3 million to $10.8 million, compared to $6.5 million for the twelve months ended March 31, 2007. However, the 2007/2008 cold season is off to a slow start and the incidence of colds and flu in the general population for the quarter ended December 31, 2007, was tracking at the lowest levels since Zicam was introduced in 1999. The low level of illness is reflected in the lower level of sales realized during the quarter ended December 31, 2007. In accordance with the slow start to the cold season, recent ordering trends, and cold season illness levels, we announced on January 16, 2008, that we anticipate fiscal 2008 net sales will be equal to or up to 5% above the $97.6 million recorded in the twelve months ended March 31, 2007, and net income will be between $9.0 million and $10.0 million, or $0.90 to $1.00 per share for that same period.

2)	We monitor our share of the cough and cold market. For the 12 weeks ended December 30, 2007, retail sales of our products (as measured by three outlet syndicated scanner data, not including our largest customer, Wal-Mart) decreased approximately 7% over the comparable period in the previous year, while the entire cough and cold category decreased approximately 5% over the same period.

3)	We measure our ability to maintain strong gross margins on our products. During the nine months ended December 31, 2007, we realized an average gross margin of 65%, which is below our goal of 70%, and below the average gross margin of 66% realized in the nine months ended December 31, 2006 (gross margins on our existing products vary between 55% and 80%). Average gross margins were negatively impacted by returns of discontinued items and the mix of products sold, primarily related to sales of our new multi-symptom products that are sold at prices below our cold remedy and allergy/sinus products. We are identifying ways to improve gross margin on the new multi-symptom products in the future.

4)	We evaluate our operating performance by reviewing, over time, our ability to decrease selling, general and administrative (SG&A) costs as a percentage of net sales. For the nine months ended December 31, 2007, our SG&A expenses were approximately 50% of our net sales compared to 53% in the nine months ended December 31, 2006. The decrease in SG&A expenses was primarily due to a decrease in product liability legal expense and lower marketing expense.

5)	We review the distribution and mix of our products by key national retailers. Our ten largest retail customers account for a substantial majority of our annual sales, and we encourage our largest customers to carry a mix of our highest selling products. Retailers generally reset their cough and cold sections during the third calendar quarter of each year, at which time we are informed of any changes that will occur for the upcoming cough and cold season. We encourage retailers to replace discontinued items with our new products and all of our largest customers added at least one of our new Zicam multi-symptom products to their shelves for the current cold season.
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

     Customer Sales Returns and Allowances: The estimate for product returns reflects our historical experience of sales to retailers and is reviewed quarterly to ensure that it reflects potential product returns. Prior to July 2006, we recorded a returns provision of 3% for products in distribution over a year and 7% for new items. We regularly review the similarities and differences of the new products relative to products for which we now have several years of product return experience. In July 2006, we adjusted our returns provision to 3.5% of gross sales for all of our products, including the new items that began shipping in the third quarter of 2006. Additionally, during calendar 2006, we recorded a $2.5 million adjustment to our returns provision to account for increased returns of Nasal Comfort and discontinued products from a large customer. During the quarter ended December 31, 2007 we recorded a $1.2 million adjustment to our returns provision to account for returns of discontinued products (which included several of our cough and flu products). We will continue to review the return provision at least quarterly and adjust the reserve amounts as actual product return experience continues to develop or when a determination is made that a product will be discontinued. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected.
     Accounts Receivable and Allowance for Doubtful Accounts: The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The allowance is reviewed regularly to ensure that it reflects the amount of the Company’s probable credit losses. During the quarter ended June 30, 2007, the Company reviewed the allowance and based on historical performance elected to reduce its accrual rate from 0.10% of gross sales to 0.02% of gross sales, effective April 1, 2007. In addition, during the quarter ended June 30, 2007, the Company reduced its allowance by approximately $250,000, which was reflected in general and administrative expense in the accompanying statement of income for the nine months ended December 31, 2007.
     Insurance Reimbursements: During the quarter ended December 31, 2007, we recorded approximately $165,000 in expected reimbursement from our insurance carriers. The reimbursement relates to product liability litigation defense costs. For the nine months ended December 31, 2007, we recorded approximately $485,000 in expected reimbursements from our insurance carriers. We believe the amounts are reasonable based on the terms of the respective policies and the costs incurred to date. We do not expect any additional reimbursements from our insurance carriers for legal expenses incurred in fiscal 2008 or any future periods to be sizable. See Note 6 to the Condensed Consolidated Financial Statements for additional information regarding our insurance program.
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
Results of Operations for the Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006
     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2007		2006
Net sales	$30,801,567	100%	$36,227,332	100%
Cost of sales	11,060,163	36	13,021,671	36

Gross profit	19,741,404	64	23,205,661	64
Selling, general and administrative	20,043,066	65	23,765,510	66
Research & development	875,149	3	545,323	1

Loss from operations	(1,176,811)	(4)	(1,105,172)	(3)
Interest and other income	130,926	1	116,490	—
Interest expense	—	—	(52,417)	—

Loss before income taxes	(1,045,885)	(3)	(1,041,099)	(3)
Benefit from income taxes	(410,724)	1	(578,394)	2

Net Loss	$(635,161)	(2)%	$(462,705)	(1)%

Net Sales
     Net sales for the three months ended December 31, 2007 were $30.8 million, or 15% below net sales of $36.2 million for the quarter ended December 31, 2006. We believe the decrease in sales compared to the prior year is related to the slow start of the 2007/2008 cold season and retailers’ pursuing a lower level of inventory and more closely aligning their inventory and repurchases with retail consumption during the cold season. Sales of Cold Remedy products during the quarter ended December 31, 2007 reflect the 3% price increase that was initiated in the quarter ended September 30, 2007.
Cost of Sales
     For the quarter ended December 31, 2007, our cost of sales decreased approximately $2.0 million to $11.1 million, compared to the cost of sales for the quarter ended December 31, 2006 of $13.0 million. The decrease was primarily due to the lower number of units sold. Our cost of goods sold varies by product and is affected by the mix of products sold.
Gross Profit
     Gross profit for the three months ended December 31, 2007 was approximately $19.7 million, compared to gross profit of approximately $23.2 million for the quarter ended December 31, 2006. The lower gross profit is due to the decreased level of sales during the quarter (compared to the prior year). Gross margins for the quarter ended December 31, 2007 were 64%, which is equal to the 64% gross margins achieved in the comparable quarter of 2006. Gross margins for the three months ended December 31, 2007 were also affected by a $1.2 million adjustment for product returns of discontinued items and sales of the new multi-symptom products, which have a lower gross margin. Gross margins on our existing products vary between 55% and 80%. Gross margin will continue to be affected by the relative mix of products sold and changes in product sales price and costs that may occur.
Selling, General & Administrative (SG&A)
     SG&A expense for the quarter ended December 31, 2007 decreased to approximately $20.0 million from approximately $23.8 million in the quarter ended December 31, 2006. The lower SG&A expense is due to a decrease of $2.7 million in marketing expense related to decreased consumer advertising activities compared to the quarter ended December 31, 2006. In addition, there was a decrease in selling expense of approximately $100,000, which is due to lower commissions associated with the decreased level of sales, compared to the quarter ended December 31, 2006. During the quarter ended December 31, 2007, we in-sourced our sales management functions and hired a staff of sales directors to be fully dedicated to our products. We expect selling expense for the entire fiscal year 2008 to be approximately 4% of net sales. We expect SG&A expenses in future periods will vary largely in relation to the level of our advertising and legal expenditures. Advertising expense is heaviest during the cold season, which occurs October through March.
     Litigation expense related to the product liability lawsuits was approximately $444,000 (net of approximately $165,000 for insurance reimbursement) for the quarter ended December 31, 2007, compared to approximately $1.1 million for product liability litigation expense in the quarter ended December 31, 2006. We anticipate that we will continue to incur approximately $750,000 in legal expense each quarter as a result of the Zicam Cold Remedy product liability litigation matters in which we are engaged (see Note 7 to the Condensed Consolidated Financial Statements).
Research and Development
     Research and development expense was approximately $875,000 in the quarter ended December 31, 2007, approximately $330,000 higher than the level incurred in the quarter ended December 31, 2006. We expect to invest approximately 4% of fiscal 2008 annual net sales on research and development efforts. The research and development spending reflects the scale-up costs related to new products, including our new multi-symptom and antacid products, and our goal of continuing to expand the business by developing products in oral care, antacid, and other categories. The timing of research and development spending can vary throughout the year and is not generally associated with our seasonal sales patterns.

Interest & Other Income
     Interest and other income was approximately $131,000 in the quarter ended December 31, 2007 versus approximately $64,000 in the quarter ended December 31, 2006. The increase in interest income is associated with our increased cash balances. For the quarter ended December 31, 2006, interest income of $116,000 was offset by interest expense of $52,000 related to borrowings outstanding under our credit facility. There was no interest expense in the quarter ended December 31, 2007. Interest income in future periods will vary based on our level of cash and changes in interest rates.
Loss Before Income Taxes
     Loss before income tax for the three months ended December 31, 2007 was approximately ($1.0) million, which equates with the loss of approximately ($1.0) million for the quarter ended December 31, 2006. The loss is primarily due to the decreased level of sales, partially offset by the lower SG&A expenses discussed above. We expect that income in future periods will be significantly impacted by the sales levels of our products (including our new products introduced in the second quarter of fiscal 2008), product introductions in new categories, and annual changes in our advertising, research and development, and legal expenses. We anticipate quarterly earnings will continue to vary along with the seasonality of sales.
Benefit for Income Tax Expense
     We recorded an income tax benefit at our combined estimated annual effective tax rate of approximately 39%. Due to the reduced operating income recorded in the quarter ended December 31, 2007, we recognized a benefit for income tax expense of approximately $411,000 compared to a benefit of $578,000 in the quarter ended December 31, 2006.
Net Loss
     Net loss was approximately ($635,000) in the quarter ended December 31, 2007 compared to net loss of approximately ($463,000) in the quarter ended December 31, 2006.
Off-Balance Sheet Arrangements
     As of December 31, 2007, we did not have any off-balance sheet arrangements.
Results of Operations for the Nine Months Ended December 31, 2007 Compared to the Nine Months Ended December 31, 2006
     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Nine Months Ended December 31,
	2007		2006
Net sales	$67,950,743	100%	$78,554,821	100%
Cost of sales	23,471,858	35	26,580,288	34

Gross profit	44,478,885	65	51,974,533	66
Selling, general and administrative	34,131,341	50	41,253,712	53
Research & development	3,322,834	5	3,557,991	4

Income from operations	7,024,710	10	7,162,830	9
Interest and other income	523,174	1	327,934	—
Interest expense	—	—	(116,639)	—

Income before income taxes	7,547,884	11	7,374,125	9
Provision for income taxes	2,835,913	4	2,544,257	3

Net Income	$4,711,971	7%	$4,829,868	6%

Net Sales
     Net sales for the nine months ended December 31, 2007 were approximately $68.0 million, or 13% below net sales of $78.6 million for the nine months ended December 31, 2006. We believe the decrease in sales compared to the prior year is related to the higher level of pre-season purchases made in the prior year and the slow start to the 2007/2008 cold season (as measured by incidence of illness). Sales have also been affected by retailers’ maintaining a lower level of inventory and more closely aligning their repurchases with retail consumption during the cold season. During the quarter ended September 30, 2007, we initiated a 3% price increase for our Cold Remedy products. This is the first price increase since Zicam products were introduced in 1999. Our new multi-symptom products (which began shipping during the quarter) have a selling price that is below the selling price of all of our other products.
Cost of Sales
     For the nine months ended December 31, 2007, our cost of sales decreased approximately $3.1 million to approximately $23.5 million, compared to the cost of sales for the nine months ended December 31, 2006 of approximately $26.6 million. The decrease was primarily due to the lower number of units sold. Our cost of goods sold varies by product and is affected by the mix of products sold.
Gross Profit
     Gross profit for the nine months ended December 31, 2007 was approximately $44.5 million, compared to gross profit of approximately $52.0 million for the nine months ended December 31, 2006. The lower gross profit is due to the decreased level of sales during the period (compared to the prior year) and the lower average gross margin percentage achieved. Gross margins for the nine months ended December 31, 2007 decreased to 65% from 66% in the comparable period in 2006. The decrease in gross margins was primarily due to the slightly lower average net sales price per unit associated with sales of the new multi-symptom products, which began shipping during the three months ended September 30, 2007 and have a lower sales price than our other products. In addition, gross margin has been negatively impacted by returns associated with discontinued products. Gross margins on our existing products vary between 55% and 80%. Gross margin will continue to be affected by the relative mix of products sold and changes in product sales price and costs.
Selling, General & Administrative (SG&A)
     SG&A expense for the nine months ended December 31, 2007 decreased to approximately $34.1 million from approximately $41.3 million in the nine months ended December 31, 2006. Litigation expense related to the product liability lawsuits was approximately $1.7 million (net of approximately $485,000 for insurance reimbursements) for the nine months ended December 31, 2007, compared to approximately $4.8 million for product liability litigation expense in the nine months ended December 31, 2006.
     The lower SG&A expense in the nine months ended December 31, 2007 compared to 2006, is due to the lower product liability litigation expense as well as a decrease of approximately $637,000 in general legal expenses that were primarily associated with the Federal Trade Commission (FTC) inquiry initiated in early 2006, which has since been favorably closed. Additionally, there was approximately $620,000 of additional expense incurred in the nine months ended December 31, 2006 associated with a charitable donation of short-dated products. Also, during the nine months ended December 31, 2007, we determined that our allowance for bad debt exceeded the amount of loss that would likely be incurred and we reduced the allowance amount by approximately $250,000, which reduced SG&A expenses by an equal amount.
     Lower SG&A expense was also due to a $3.1 million decrease in marketing expenses, primarily related to decreased advertising activities compared to the nine months ended December 31, 2006. Due to the change in the Company’s fiscal year, we believe advertising expenses can be better spread across the entire cold season to increase consumer awareness of our products and we expect to have increased advertising during our fiscal fourth quarter, ending March 31, 2008, compared to the prior year. Offsetting those decreases was a $400,000 increase in quality control costs primarily associated with new products.
     We expect SG&A expenses in future periods will vary largely in relation to the level of our advertising and legal expenditures. Advertising expense is heaviest during the cold season, which occurs October through March. We anticipate that we will continue to incur approximately $750,000 in legal expense each quarter as a result of the Zicam Cold Remedy product liability litigation matters in which we are engaged (see Note 7 to the Condensed Consolidated Financial Statements).

Research and Development
     Research and development expense was approximately $3.3 million in the nine months ended December 31, 2007, approximately $235,000 less than the level incurred in the nine months ended December 31, 2006. We expect to invest approximately 4% of fiscal 2008 annual net sales in research and development efforts. The research and development spending reflects scale-up costs related to new products, including our new multi-symptom and antacid products, and our goal of continuing to expand the business by developing products in the oral care, antacid, and other categories. The timing of research and development spending can vary throughout the year and is not generally associated with our seasonal sales patterns.
Interest & Other Income
     Interest and other income was approximately $523,000 in the nine months ended December 31, 2007 versus approximately $211,000 in the nine months ended December 31, 2006. The increase in interest income is associated with our increased cash balances. For the nine months ended December 31, 2006, interest income of $328,000 was offset by interest expense of $117,000 related to borrowings outstanding under our credit facility. There was no interest expense in the nine months ended December 31, 2007. Interest income in future periods will vary based on our level of cash and changes in interest rates.
Income Before Income Taxes
     Income before income tax for the nine months ended December 31, 2007 was approximately $7.5 million, compared to approximately $7.4 million for the nine months ended December 31, 2006. The comparable income level is due to the lower gross profit achieved during the nine months ended December 31, 2007 being offset by lower SG&A and research and development expenses. We expect that income in future periods will be significantly impacted by the sales levels of our products (including our new products introduced in the second quarter of fiscal 2008), product introductions in new categories, and annual changes in our advertising, research and development, and legal expenses. We anticipate quarterly earnings will continue to vary along with the seasonality of sales.
Provision for Income Tax Expense
     We recorded income tax expense at our combined estimated annual effective tax rate of approximately 39% and adjusted for the tax effects of certain transactions. We recognized income tax expense of approximately $2.8 million during the nine months ended December 31, 2007 versus approximately $2.5 million for the nine months ended December 31, 2006. The lower effective tax rate in the 2006 period was associated with the charitable donation of products (discussed above).
Net Income
     Net income was approximately $4.7 million in the nine months ended December 31, 2007, which is on par with the $4.8 million recorded in the nine months ended December 31, 2006.
Liquidity and Capital Resources
     Our working capital was $41.6 million as of December 31, 2007, compared to $38.7 million at March 31, 2007. During the first nine months of fiscal 2008, we experienced a decrease in available cash of approximately $3.8 million. The decrease is primarily due to the Company repurchasing 246,194 shares of our common stock for approximately $3.9 million.
     During the quarter ended December 31, 2007 trade receivables decreased to $23.3 million from $24.1 million on September 30, 2007. We expect to convert substantially all of those receivables to cash during our fourth fiscal quarter ending March 31, 2008. The Company’s principal source of liquidity is cash generated from sales of our products to retailers and distributors. The majority of sales are given 30 day credit terms; however, payment terms are occasionally extended, as retailers begin to increase inventory of our products prior to the onset of the cough and cold season. The Company records an estimated allowance for potentially uncollectible accounts, which is reviewed on a monthly basis. During our review in the quarter ended June 30, 2007, we determined that our allowance for bad debt exceeded the amount of loss that would likely be incurred and we reduced the allowance amount by approximately $250,000. This reduction was reflected in selling, general and administrative expenses during that quarter. We believe our allowance as of December 31, 2007 is adequate.
     The change in accounts receivable, inventory, accounts payable and accrued expenses largely reflects the seasonal nature of the Company’s business. Our working capital requirements fluctuate with the seasonality of our sales and are generally highest in the July through September quarter. The Company records the bulk of its sales, which is reflected in higher accounts receivable, in the second, third, and fourth fiscal quarters; generally builds inventory during the first through third fiscal quarter periods; and advertises its products, which is the largest component of accrued expenses, primarily in the third and fourth fiscal quarters. Although affected by the build-up of inventory, accounts payable and accrued expenses are more significantly affected by advertising spending, which occurs primarily in the third and fourth fiscal quarters.
     Generally, to the extent our operations are profitable, our business is cash flow positive. We do have working capital requirements arising from the increase of inventory and accounts receivable in excess of the increase in accounts payable, but these vary throughout the year reflecting the seasonal nature of our business.
     Historically, the Company has had very low capital expenditures since we rely on contract manufacturers to produce our products. Typical capital expenditures include investments in technology, office furniture, leasehold improvements, and small tooling requirements. However, during calendar 2006 the Company spent approximately $4.2 million for an automated manufacturing line that is presently producing our swab products. The Company occasionally provides deposits and prepayments to our manufacturers to improve and increase manufacturing capabilities for our products. Additionally, the Company’s facility lease for its corporate offices expires during the current fiscal year and we anticipate relocating our corporate offices during the first half of calendar 2008. The relocation will require capital expenditures and tenant improvements of approximately $850,000 which we will amortize over the term of the new lease (approximately five years) including expected renewal periods or the estimated useful life, whichever is shorter.
     See Note 6 to the Condensed Consolidated Financial Statements for a discussion of our insurance program.
     We have an $8.0 million credit facility with Comerica Bank that was renewed in July 2007, until July 2009. The interest rate under the renewed credit facility is prime minus 0.25% (or 7.0% at December 31, 2007). In July 2006, we borrowed $4 million under the facility to support our working capital requirements in the third calendar quarter of 2006. We repaid the debt in the quarter ended December 31, 2006. We do not anticipate any borrowings from the credit facility for working capital needs during the next quarter. We are in compliance with the earnings and financial covenants contained in the credit facility. We believe that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months.

Contractual Obligations
     We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations
	(In thousands of dollars)
	Payments due by Period as of December 31, 2007
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	2,695	364	1,060	1,001	270
Purchase Obligations	942	942	—	—	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—

Total	$3,637	$1,306	$1,060	$1,001	$0

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Forward Looking Statements
        This Report on Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:
•	our belief that the reserve for litigation losses will be sufficient to resolve the remaining product liability cases;

•	our expectations regarding fiscal 2008 net sales being equal to or up to 5% above the $97.6 million recorded in the trailing twelve months ended March 31, 2007, and net income increasing to the range of $9.0 million to $10.0 million, compared to $6.5 million for the twelve months ended March 31, 2007;

•	our belief that new advertising approaches and public relations efforts will continue to build brand awareness;

•	our expectations regarding the current cold season;

•	our expectations regarding new sales personnel;

•	our belief that retailers’ seasonal buying patterns have changed;

•	our expectations regarding the introduction of our new antacid products;

•	our belief that that the Company’s tax positions will be sustained;

•	our anticipation that we will continue to incur approximately $750,000 in legal expense each quarter as a result of the Zicam Cold Remedy product liability and securities litigation in which we are engaged;

•	our intention to vigorously defend the Zicam Cold Remedy product liability and securities litigation claims, our expectation that additional product liability lawsuits may be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;

•	our expectation that the trend of growth in sales in future periods will continue as we expand consumer awareness and acceptance of our entire Zicam brand of products, increase distribution, introduce new products, and avoid additional adverse publicity;

•	our expectation regarding future net income, our belief that expenditures for advertising and research and development will vary by quarter throughout the year, and our expectation that advertising expenses will be heaviest in our third and fourth fiscal quarters;

•	our expectation of the effect of recently issued accounting standards;

•	our expectation that our mix of products sold will change due to seasonality and varying growth rates within our four market categories;

•	our expectation of our 10 largest retailers adding new products;

•	our expectation of future stock-based compensation;

•	our expectations regarding seasonality of sales and earnings;

•	our expectations regarding increases in advertising expenses;

•	our expectation regarding SG&A expenses;

•	our expectation of higher accounts receivable balances during the cold season;

•	our belief that working capital requirements will not require any borrowings in the next quarter;

•	our expectation of continuing profitability in future years;

•	our intention to review our product return reserve provision monthly and adjust the reserve amounts as actual product return experience continues to develop;

•	our expectation of making income tax payments at our statutory rates in future years;
•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold;

•	our expectation that our net income and operating expenses in future periods will vary largely in connection with the level of our advertising, research and development, and legal expenses;

•	our expectation that sales expense will be approximately 4% of annual net sales;

•	our expectation that research and development spending will be approximately 4% of annual net sales;

•	our expectation of converting receivables to cash;

•	our expectation regarding investments in equipment;

•	our expectation regarding investments in a new office facility;

•	our expectation that earnings in future periods will be significantly impacted by the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;

•	our belief that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months;

•	our belief that our allowance for doubtful accounts is adequate;

•	our expectation regarding reimbursement for legal expense from our insurance carriers;

•	our having no plans to directly manufacture and store our products;

•	our expectation that our manufacturers will have produced inventory available for sales of products through the 2007/2008 cough and cold season;

•	our expectation of achieving a higher gross margin in the future; and

•	our belief that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank. At no time during the nine months ended December 31, 2007 did we have any outstanding borrowings on this line of credit. In July 2006, we borrowed $4 million against our credit facility with Comerica Bank. The primary purpose for the borrowing was to provide additional liquidity as we built inventory for expected increases in sales during the second half of calendar 2006. We fully repaid the debt in the fourth calendar quarter of 2006. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future. We generally extend payment terms for customers during the second fiscal quarter (ending September 30) as customers purchase new products and build inventory for the upcoming cough and cold season.
     As of March 31, 2007 and December 31, 2007, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal 2006, 2007, or the nine month period ended December 31, 2007) or commodity price risk.
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 7 of the Condensed Consolidated Financial Statements for a discussion of the principal legal proceedings to which the Company is a party.

Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Transition Report on Form 10-KT for the period ended March 31, 2007, which could materially affect the business, financial condition or future results of the Company. The risks described in the transition period Form 10-KT are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial in the future, also may materially adversely affect the business, financial condition and/or operating results of the Company.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended December 31, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

			(c)
			Total Number of	(d)
	(a)		Shares Purchased as	Maximum Number of
	Total Number	(b)	Part of Publicly	Shares that May Yet be
	of Shares	Average Price	Announced Plans or	Purchased Under the
Period	Purchased	Paid per Share	Programs	Plans or Programs
10/01/07-10/31/07	25,200	$16.93	25,200	943,900
11/01/07-11/30/07	100,439	$15.90	100,439	843,461
12/1/07-12/31/07	107,555	$15.22	107,555	735,906
Total	233,194	$15.70	233,194	735,906
     On April 1, 2004, the board of directors approved the repurchase by the Company of up to 1 million shares of the Company’s common stock. This authorization will remain in effect indefinitely unless terminated or modified by resolution of our board of directors.
     During the quarter ended December 31, 2007, we repurchased an aggregate of 233,194 shares of our common stock pursuant to the stock repurchase program (the “Program”) in open market transactions. Commission paid for repurchased common stock during the period totaled $5,830. The Company repurchased an additional 98,750 shares during January, 2008. We may repurchase additional shares of the Company’s common stock from time to time as conditions warrant.

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

Matrixx Initiatives, Inc.

/s/ Carl J. Johnson

Carl J. Johnson President and Chief Executive Officer February 6, 2008

/s/ William J. Hemelt

William J. Hemelt Executive Vice President and Chief Financial Officer February 6, 2008

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