Form 10-K
period 2008-03-31
MATRIXX INITIATIVES INC
filed 2008-06-13
CIK 1006195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
or

☐	FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-31404
Matrixx Initiatives, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0482806
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)
8515 E. Anderson Drive
Scottsdale, AZ 85255
602-385-8888
(Address of principal executive offices,
Registrant’s Telephone Number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 par value	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not to be contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $142.6 million based on the closing price of $19.78 per share of common stock as reported on the Nasdaq Global Select Market on September 28, 2007. For purposes of this determination, shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of June 10, 9,629,962 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement prepared in connection with the Registrant’s 2008 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.
     Unless otherwise indicated in this Form 10-K, “Matrixx,” “us,” “we,” “our,” “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

PART I
ITEM 1. BUSINESS
Introduction
     We develop, produce, market and sell innovative, over-the-counter (OTC) healthcare products with an emphasis on those that utilize unique, novel and/or proprietary delivery systems that provide consumers with “Better Ways to Get Better®.” Through our subsidiaries, we produce, market and sell products under the Zicam®, Nasal Comfort™, and Xcid™ brands. As discussed in more detail below, our current Zicam and Nasal Comfort product offerings compete in the following four product classes within the cough and cold category: Cold Remedy; Allergy/Sinus; Cough; and Multi-Symptom Cold/Flu relief. Our Xcid brand antacid competes within the over-the-counter antacid category.
     We were incorporated in Utah in 1991 as Gum Tech International, Inc. On June 18, 2002, we reincorporated in Delaware and changed our name from Gum Tech International, Inc. to Matrixx Initiatives, Inc. We generally conduct our business through our wholly owned subsidiaries. We develop and market our Zicam, Xcid, and Nasal Comfort products through Zicam, LLC. We are developing our oral care product concepts through Zicare, LLC, which we formed in 2006. In May 2008, we formed Zicam Canada, Inc. to commercialize sales of Zicam products in Canada.
     We have sales in one business segment, over-the-counter pharmaceuticals. Currently, all of our revenues are attributed to sales within the United States; however, we anticipate entering international markets in the future and expect initial sales to occur in Canada in fiscal 2009. Our net sales were approximately $101.0 million for the fiscal year ended March 31, 2008, compared to net sales for the twelve months ended March 31, 2007 of approximately $97.6 million. Our net income was $10.4 million for the fiscal year ended March 31, 2008, and $6.5 million for the twelve months ended March 31, 2007.
     As used herein, except as otherwise indicated, references to “we,” “us,” “our,” or the “Company” refer to Matrixx Initiatives, Inc. and its subsidiaries.
Access to Our Filings with the Securities and Exchange Commission
     Our website is www.matrixxinc.com. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. Information contained on the Company’s website is not part of this report.
     Our principal executive offices are at 8515 E. Anderson Drive, Scottsdale, AZ 85255 and our telephone number is (602) 385-8888.
Markets and Company Products
     Our current Zicam products are marketed in the cough and cold market category. That market, which is estimated at more than $4.0 billion annually in retail sales in the United States, includes a wide variety of tablets, liquids, gels, sprays, and syrups that remedy and/or provide relief to cold, allergy and sinus congestion sufferers. The largest sub-segment of the cough and cold category includes products formulated to relieve symptoms associated with the common cold. It is estimated that more than one billion common colds occur in the United States each year, with over 100 million of these colds resulting in lost days of school or work, or some level of restricted activity. Colds are estimated to occur at a rate of two to five per person (six to eight per child) each year. The market for allergy relief products covers a much smaller segment of the population, estimated at 35 million people in the

United States. However, allergy sufferers, compared to cold sufferers, are more likely to require medication for a much longer period of time to relieve allergy symptoms.
     In February 2007, the Company changed its fiscal year-end from December 31st to March 31st. The following table details our sales by product class for the periods indicated, with further details below:

	12 months ended		12 months ended		12 months ended		12 months ended
Product Class	March 31, 2008%		March 31, 2007%		December 31, 2006%		December 31, 2005%
Cold Remedy	$68,225,508	68%	$69,093,132	71%	$69,046,345	72%	$55,292,673	61%
Allergy/Sinus/Nasal Comfort	17,325,720	17%	16,109,489	17%	15,468,683	16%	20,163,688	23%
Cough	4,461,208	4%	6,143,165	6%	6,059,285	6%	6,514,769	7%
Multi-Symptom Cold/Flu	10,607,287	11%	6,254,790	6%	5,656,467	6%	8,489,465	9%
Antacid	352,661	0%	0	0%	0	0%	0	0%

Total Net Sales	$100,972,384	100%	$97,600,575	100%	$96,230,780	100%	$90,460,595	100%

     Cold Remedy
     Zicam Cold Remedy was formulated to reduce the duration and severity of the common cold. In a study published in the October 2000 issue of the ENT- Ear, Nose & Throat Journal, Zicam Cold Remedy was shown to reduce the duration of the common cold when taken at the onset of symptoms. In a separate study published in the January 2003 issue of QJM: An International Journal of Medicine, zinc gluconate nasal gel (Zicam Cold Remedy) was shown to reduce the duration and symptoms of the common cold when treatment was started as late as the second day of illness. We believe Zicam Cold Remedy is unique in the cough and cold market category due to the product’s ability to reduce the duration of the common cold. Customer awareness of the products has increased as a result of our marketing and public relations efforts and word-of-mouth experience by consumers.
     Our original product, Zicam Cold Remedy nasal pump, is a homeopathic nasal gel product based on our patented zinc gluconate delivery system and was introduced in 1999. We introduced Zicam Cold Remedy Swabs in late 2002 to appeal to consumers who dislike nasal sprays. In November 2005, we acquired substantially all of the assets of Viridian a manufacturer of dry handle swab products. The principal assets acquired included a patent related to dry handle swab technology and other associated intellectual property. Additional assets included equipment, machinery and tooling. The Company’s ownership of this intellectual property facilitated partnering with a contract manufacturer to build and operate a new automated manufacturing line to meet increased demand for the swab products. The Company invested approximately $4.2 million in a new manufacturing line to produce the Company’s improved swab product, which includes a recessed score in the swab container that users can snap to open. The new equipment began production and we began shipping the improved swab product during the fourth calendar quarter of 2006.
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
     Allergy/Sinus
     Zicam Allergy Relief, a homeopathic nasal gel formula, was introduced in 2000. Zicam Allergy Relief is designed to control allergy symptoms for sufferers of hay fever and other upper respiratory allergies. We believe Zicam Allergy Relief is distinctive from most allergy products available on the market due to the absence of side effects such as drowsiness. We introduced two allopathic Zicam nasal gel products in late 2002: Extreme Congestion Relief and Sinus Relief. Zicam Extreme Congestion Relief is a nasal gel that combines the active ingredient oxymetazoline hydrochloride into our gel matrix and soothing aloe vera to provide fast-acting, long- lasting relief of nasal congestion and sinus pressure. Zicam Sinus Relief provides all of the benefits of the Extreme product with the aromatic strength of a cooling menthol/eucalyptus blend.

     The Company began shipping Nasal Comfort, a new brand and product for nasal health, during the third quarter of 2005. Nasal Comfort is a unique product designed to help maintain the critical functions of the nasal cavity and its role in the respiratory process. The product is a preservative-free, sterile, hypertonic aqueous solution with essential salts and oils that cleanses and moisturizes the nose. This brand was initially targeted to the drug trade and has not achieved widespread distribution or consumer acceptance. Beginning in 2006, the Company has experienced a large amount of returns for this product. During fiscal 2008, the Company reduced the price for Nasal Comfort in an effort to increase consumer acceptance of the product..
     Cough
     In 2004, we introduced several Zicam Cough Spray products designed to deliver fast, effective cough relief and soothe throat irritation. We increased our cough product offerings in the third quarter of 2005 with the addition of Zicam Cough Mist Max, a more powerful liquid spray formulation that provides eight hours of relief. Several of the cough spray stock keeping units, or SKUs, did not realize the growth rates we anticipated, and as a result, during fiscal 2008, we consolidated the number of cough spray products to the Cough Max spray product. Our Zicam Cough Max spray product utilizes a unique spray delivery system that is convenient and portable, with no messy measuring or sticky syrups, to deliver the active ingredient most recommended by doctors to quiet a cough. Additionally, we introduced a Zicam Cough Melt product in the third calendar quarter of 2006, which utilizes quick dissolve technology and delivers eight hours of cough relief via a rapid dissolve tablet. The Company is currently marketing the Cough Max spray and the Cough Melts.
     Multi-Symptom Cold & Flu Relief
     In the third calendar quarter of 2005, we began shipping our line of Zicam Multi-Symptom Cold & Flu Relief products. The initial products utilized a spoon dosing delivery. Each spoon is individually packaged and dosed with medicine to provide powerful relief of cold and flu symptoms. The spoon delivery is designed to be mixed with any beverage, hot or cold. During fiscal 2008, we introduced two new multi-symptom products for the 2007/2008 cold season. The new products expanded upon our existing flavor-neutral product by providing consumers a liquid that can be poured into any beverage (hot or cold) for relief of cold and flu symptoms. The two new multi-symptom products replaced two of the original multi-symptom flu relief products previously available in the spoon dosage form and are being sold at a lower price per unit.
     Antacid
     Xcid, a smooth creamy antacid, was introduced in the fourth quarter of fiscal 2008, with one large national retailer. The antacid category generally consists of large well known brands that have products to either neutralize acid or block acid production. Xcid antacid competes with other acid neutralizing products. Introducing a new brand is challenging and it takes time to build awareness and trial. We anticipate sampling and marketing activities to begin in fiscal 2009 to build trial and awareness for the product.
     Product Pipeline
          We continue to believe there are opportunities to expand the Zicam brand within the cough and cold category. In the past we have introduced Zicam line extensions and new delivery forms, and we anticipate that to continue. We are also investigating product opportunities in other categories, including oral care and cold sore.

     Business Strategy
     Our business objective is to be a growth oriented over-the-counter (OTC) healthcare company marketing products that utilize novel, unique and proprietary delivery systems that provide consumers with “Better Ways to Get Better®.” To achieve our objective, the key elements of our business strategy include the following:
     Expanding Marketing Efforts for Existing and New Products: We intend to continue to develop and refine our sales and marketing efforts to increase market penetration of our products in U.S. households. Such efforts include improving the timing and consistency of marketing activities, executing effective trial generating programs, implementing programs with retailers to enhance consumer awareness of our products, and seeking to increase recommendations from healthcare professionals. We are continuing to implement new creative advertising approaches and public relations efforts. We believe these efforts will continue to build brand awareness, trial, and sales of our products. Additionally, we anticipate introducing several Zicam products in the Canadian marketplace during the 2008/2009 cold season. We will engage a Canadian distributor to perform retail sales there.
     Pursuing Additional Delivery Systems and Expansion into New OTC Categories: Our success in expanding consumer acceptance of our Zicam products confirms our belief that opportunities exist to pursue development of other healthcare products that deliver consumer benefits utilizing unique, novel and/or proprietary delivery systems. We are seeking to identify, through internal research and development efforts and through consideration of external acquisition opportunities, other growth opportunities for Matrixx and are specifically targeting product concepts in the oral care, antacid, and cold sore markets as well as in the cough and cold market category in which we currently compete.
Customers
     We sell our products directly to major food, drug, mass market (e.g., Wal-Mart, Target) and wholesale warehouse retailers throughout the United States, and to distributors that sell to smaller retail establishments. Zicam Cold Remedy Nasal Pump, Zicam Cold Remedy Swabs, Zicam Cold Remedy Rapid Melts, Zicam Allergy Relief, and Zicam Extreme Congestion Relief are sold in virtually every major food, drug, and mass merchant retail outlet in the country. Our other Zicam and Nasal Comfort products have not achieved the same level of distribution. We are highly dependent on a small group of large national retailers for our product distribution, such that our top 15 customers accounted for more than 80% of our net sales in fiscal 2008, and three customers each accounted for more than 10% of our net sales in fiscal 2008 (Wal-Mart, 23%; Walgreens, 13%; and CVS, 12%). During the prior twelve months ended March 31, 2007, our top 15 customers accounted for approximately 80% of our net sales, and three customers accounted for more than 10% of the year’s net sales (Wal-Mart, 23%; Walgreens, 13%; CVS, 13%). Our agreements with our customers generally permit them to return unsold merchandise, limited to damaged, out-of-date, or discontinued products. We provide in our financial results, as an offset against sales, an estimate for expected returns (see Note 4 to the Consolidated Financial Statements). During fiscal 2008, we experienced a high amount of product returns related to several discontinued products. In fiscal 2008, we recorded an increase to our returns allowance of approximately $3.1 million, in excess of our customary reserve, to account for this increase in returns. To the extent that any of our largest customers were to stop carrying our products for any reason, or were to fail to pay us for our products, our sales and financial results could be negatively impacted in a material way.
     Prior to fiscal 2008, we contracted with a third party organization to provide sales management and broker oversight. During fiscal 2008, we hired and trained our dedicated sales force to call on national and regional retail accounts, wholesale distribution companies, and to oversee brokers. We rely on brokers to provide retail support to our more fragmented and smaller customers. Our new sales force is focused on increasing distribution, improving shelf placement of our products, and developing trade promotional programs.
Manufacturing and Distribution
     Our products are manufactured and packaged by third-party manufacturers. Each of our manufacturers is registered with the federal Food and Drug Administration (FDA) as a drug facility, which requires each manufacturer to adhere to current Good Manufacturing Practices in its production processes and procedures. Each manufacturer is responsible for sourcing raw materials used in its production of our products from third party suppliers. We rely on individual production orders to meet our needs from these suppliers. We are in the process of negotiating contracts with certain manufacturers at this time. We have some flexibility in securing other manufacturers to produce our products; however, in some circumstances we may be limited in our alternatives due to proprietary technologies that are utilized in some of the products.
     Our manufacturers are subject to reporting, facility inspection, and governmental review. In general, subsequent discovery of previously unrecognized problems or failure to comply with applicable regulatory requirements could result in restrictions on manufacturing or marketing of the products, product recalls or withdrawal, fines, seizure of product, as well as withdrawal or suspension of regulatory approvals. The manufacturer of several of our products is in the process of responding to observations made by the FDA during a routine facility inspection. We do not know how the conclusions of this review process might impact our products or business, but the review could result, with regard to those products manufactured at the facility, in any or all of the above consequences, including the possibility of a product recall.
     We generally source packaging materials, including bottles and sprayers, from third parties. We use third-party manufactures and packagers for production processes including compounding and producing product mixtures, filling bottles, assembling finished product and packing finished product in master cases. In several instances our drug manufacturers ship bulk formula to our packaging contractors to fill product into primary and secondary packaging and assemble finished product in master cases. Finished products are shipped to an independent warehouse in Indiana for storage prior to shipment to our customers. We recently consolidated to one warehouse to reduce costs.
Research and Development
     Research and development of new products is an important part of our business. Expenditures during fiscal 2008 reflect costs associated with the multi-symptom and antacid products introduced in fiscal 2008, as well as expenses associated with line extensions we anticipate introducing in fiscal 2009 and in future years. During 2008, research and development expenses were $4.1 million, or 4% of 2008 net sales. We expect to commit approximately 3% to 4% of net sales on research and development in subsequent years in order to develop a pipeline of new products to be introduced in the future to meet our sales growth targets. Research and development expense was approximately $4.7 million for the twelve months ended March 31, 2007, and $4.7 million and $4.1 million during the fiscal years ended December 31, 2006, and 2005, respectively.
FDA, FTC and Other Government Regulation
     We are subject to various federal, state and local laws and regulations that affect our business. All of our products are subject to regulation by the FDA, including regulations with respect to manufacturing processes and procedures, ingredients in the products, labeling and claims made. Our drug products are commercially distributed by following the Homeopathic Pharmacopeia or FDA’s OTC monographs. The OTC monographs classify certain drug ingredients as safe and effective for specified uses and establish categorical requirements for the marketing of drugs containing such ingredients without pre-approval. All of our Zicam Cold Remedy products and Zicam Allergy Relief are subject to the requirements of the Homeopathic Pharmacopeia of the United States. Zicam Extreme Congestion Relief, Zicam Sinus Relief, the Zicam cough products, and the Zicam multi-symptom relief products are subject to the requirements of the FDA as allopathic drugs. All of our claims and advertising are subject to the rules of the Federal Trade Commission (FTC). Although we believe that our products and claims comply in all material respects with the regulatory requirements, if the FDA or FTC were to determine that we are in violation of any such requirement, either agency could restrict our ability to market the products, require us to change the claims that we make or cause us to remove the products from the market.
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
Environmental Matters
     Compliance with environmental rules and regulations did not significantly affect our earnings or competitive position during fiscal 2008, the three months ended March 31, 2007, or during fiscal 2006. All of our Zicam product manufacturing and warehousing operations are currently outsourced to third party contractors and, as a result, we do not incur any direct expenses related to environmental monitoring and regulatory compliance. With our continued outsourcing of Zicam product manufacturing and storage, and no present plans to direct manufacture or store our products, we expect these expenses to remain low in the foreseeable future. To the extent higher costs are incurred by our manufacturers for environmental compliance, they could impact our cost of goods.
Trademarks, Trade Names, and Proprietary Rights
     We have been issued four United States patents (U.S. Patent Nos. 6,080,783, 6,365,624, 6,673,835 and 7,348,360) for the Zicam® Cold Remedy nasal technology and one patent for the Gel SwabTM technology (U.S. Patent No. 7,115,275). In October 2005, we acquired a patent (U.S. Patent No. 6,516,947) and other associated intellectual property related to the dry handle swab technology used in manufacturing the Zicam® Cold Remedy Gel Swab™ products. We believe these patents, which are expected to be effective until September 1, 2018 for the Cold Remedy nasal technology, August 11, 2020 for the dry handle swab technology, and September 16, 2023 for the Gel SwabTM technology afford significant protection from competitors that may wish to sell similar products. We also have additional patent applications on file in the United States to seek further rights in the Cold Remedy delivery technology. We have related issued patents in Australia (No. 774410), Canada (No. 2,308,513) Korea (No. 439,323), and China (No. 99801986.0) and have pending applications in several other countries and regions, including Mexico, the European Union, Hong Kong, Japan, Brazil and India. Patent applications are pending in the United States for compositions and methods relating to Zicam® Nasal Moisturizer™, Zicam® Extreme Congestion Relief, Zicam® Intense Sinus Relief, Zicam® Cold Remedy RapidMelts®, Zicam® Cold Remedy Chewables™, Zicam® Cold Remedy Oral Mist™, Zicam® Cold Remedy Gel Swabs™, Zicam® Multi-Symptom Cold & Flu, Zicam® Cough Max TM cough spray, Nasal Comfort®, and oral care technology. We have preserved our rights to file applications for several of these products in other foreign countries at a later date and have been issued a patent for Cold Remedy Oral Mist in the European Union. We hold registrations for the Zicam® trademark in the United States, the European Union, Japan, Australia, Canada, Mexico, Taiwan, and China and have applied for similar trademark protection in Brazil. We also hold additional registrations for the Better Ways to Get Better®, The Cold Solution®, RapidMelts®, No-Drip Liquid®, Cough Mist®, and Nasal Comfort® trademarks in the United States. We anticipate that we will continue to file for patent and trademark protection for the other products we expect to develop and introduce in the future. There can be no assurance, however, that our existing patents, or any additional patents that we may secure in the future, will be adequate to protect the Company’s intellectual property from a competitor’s actions or that the Company’s products will not be found to infringe the intellectual property rights of others. Further, patent infringement litigation can be very time consuming and costly. Even if we prevail in such litigation, the cost of litigation could adversely affect our operating results and financial condition.
Employees
     As of June 1, 2008, we had 36 employees. Currently 31 of our employees work in our Scottsdale, Arizona corporate office and five of our sales personnel work from home offices in other states. Our employees consist of executive officers and individuals responsible for administration, operations, marketing, sales, research and development, regulatory compliance, finance, and accounting.
Seasonality; Change of Fiscal Year
     Retail sales of Zicam products to end-user consumers are highly seasonal, with most sales generally occurring during the cold and flu, and to a lesser degree, the allergy seasons. The cold season generally runs from October through March, while the allergy season runs from April through October. Both of these seasons can vary in intensity and duration from year to year. Our sales to retailers generally mirror this pattern of consumer demand, but are impacted by the level of promotional support we commit to retailers and by their inventory management practices. During the third calendar quarter, the Company usually receives orders from retailers preparing for the cold season. The quarter ended September 30 has historically been the most profitable quarter during our fiscal year, as retailers increase inventory, and there is no increase in marketing expense. Generally, the quarter ended June 30 accounts for 7% to 8% of annual sales, and the Company has historically recorded negative earnings in that quarter.
     Because of the extreme seasonality in the Company’s business, on February 9, 2007, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to March 31 in order to better align the Company’s operations and financial results with the entire cold season. The three months ended March 31, 2007, was the Company’s transition period, and the Company’s new fiscal year began April 1, 2007 and ended March 31, 2008.
Backlog
     There were no significant product backlogs at March 31, 2008 or 2007, or at December 31, 2006 or 2005.
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
     Xcid antacid competes in the over-the-counter antacid category. The antacid category generally consists of two types of products, acid neutralizers and acid inhibitors. Xcid competes with other branded and private label acid neutralizers in tablet and liquid form. Acid inhibitors are generally prescription-to- OTC switch products. Most of the competitors in this category have substantially greater financial, marketing and other resources, longer operating histories, larger product portfolios and greater brand recognition than we do. We are aiming to compete on taste and delivery by emphasizing the unique creamy texture of our product as well as its taste.
     We utilize data from independent market research firms, including Information Resources, Inc. (“IRI”), to assess market share, size, and ranking of our products and brands versus competitors. IRI reports retail sales in food, drug, and mass merchant markets, and does not include our largest customer, Wal-Mart. Zicam products have gained market share every cold season since introduction and, for the 52 weeks ended March 23, 2008, Zicam achieved a 2.9% dollar share of the $4.2 billion cough/cold category as measured by IRI, which is a 0.1% share increase from the prior year.
ITEM 1A. RISK FACTORS
We may fail to compete effectively, particularly against larger more established pharmaceutical and health products companies, or low cost generic drug manufacturers, causing our business and operating results to suffer.
     The consumer health products industry is highly competitive. We compete with companies that are engaged in the development of both traditional and innovative healthcare products. Many of these companies have much greater financial and technical resources, and production and marketing capabilities than we do. As well, many of these companies have already achieved significant product acceptance and brand recognition with respect to products that compete directly with our products. We also compete with private label manufacturers that may try to develop and market products similar to ours. Our competitors may successfully develop and market superior or less expensive products which could render our current and future products less valuable or unmarketable.
Our business is subject to seasonality that may cause our quarterly operating results to fluctuate materially and cause the market price of our stock to decline.
     Sales of our existing Zicam products are extremely seasonal in nature and are dependent upon the severity of the cough and cold season. Sales at retail generally increase as the level of population suffering from colds rises. During the quarter ending September 30, the Company usually realizes increased sales volume as retailers stock our products and order displays to prepare for the upcoming cough and cold season. Additional sales (re-orders) to retailers are highly dependent upon the incidence of illness within the population. Retail consumption of our products is highest during the cough and cold season, which usually runs from October through March. If there is a mild cold/flu season, revenues from sales of our Zicam products will be adversely affected. Because it is difficult to anticipate the length and severity of the cold/flu season, we cannot estimate the fluctuation of our sales from quarter to quarter in a fiscal year or the impact of the cold/flu season year to year. If our operating results fall below financial analysts’ or investors’ expectations due to cold/flu seasonality factors, the market price of our common stock may decline.
     Because of the extreme seasonality of the Company’s business, on February 9, 2007, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to March 31 in order to better align the Company’s operations and financial results with the entire cold season. The three months ended March 31, 2007 was the Company’s transition period and the Company’s new fiscal year began April 1, 2007 and ended March 31, 2008.
We may continue to incur significant costs resulting from product liability claims or securities litigation.
     Numerous lawsuits have been filed against us alleging that our Zicam Cold Remedy nasal gel product caused the permanent loss or diminishment of the sense of smell and taste. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits. Although we carry product liability insurance, there is no assurance that our insurance will be adequate to cover liability in connection with these product liability lawsuits, or that product liability insurance will continue to be available to us at an economically reasonable cost. Although we believe the product liability claims are without merit, they have resulted in significant legal defense and settlement costs, which have increased our expenses and lowered our earnings. Such claims, whether or not proven to be valid, could have a material adverse affect on our brand equity and goodwill, resulting in reduced market acceptance of our products. In addition, any adverse decision in such litigation could require significant damages to be paid or result in adverse publicity, either of which could materially adversely affect our results of operations and financial condition. Separately, the Company and three of its officers are also subject to two class action lawsuits (which have been consolidated) alleging violations of securities laws. Any adverse decision in such litigation could materially adversely affect our results of operations and financial condition.
Because a significant portion of our business depends substantially on a small group of large national retailers, our sales, operating margins and income would be adversely affected by any disruption of our relationship with these retailers, or any other material adverse change in such retailers’ businesses.
     We are highly dependent on a small group of large national retailers for our product distribution, such that our top 15 customers accounted for more than 80% of our net sales in fiscal 2008 and prior years. Three customers, Wal-Mart, Walgreens, and CVS, together accounted for 48% of sales in fiscal 2008, 49% of our net sales in the twelve months ended March 31, 2007, and approximately 50% of net sales in fiscal 2006. Should any of our top customers encounter financial difficulties, stop carrying our products for any reason, or should our current relationship with any of our top customers adversely change in any way, the resulting loss of business, exposure on uncollectible receivables and unusable inventory could have a material adverse impact on our financial position and results of operations. In addition, our results could be affected by fluctuations in buying patterns and inventory levels of these top customers.

Our entry into international operations exposes us to numerous risks.
     We anticipate introducing several Zicam products in the Canadian marketplace during the 2008/2009 cold season and, although we do not expect to have a physical presence in Canada, we will be subject to risks inherent to doing business internationally. These risks may affect our future operations and include: regulatory approvals; developing consumer acceptance in a foreign market; economic downturns; foreign currency exchange rate fluctuations; international incidents; tax laws; transportation delays; protecting our intellectual property; and changes in regulatory requirements. Any of these factors could have a material adverse affect upon our operations and financial results.
We believe that growth in the over-the-counter healthcare products market is driven, in part, by factors beyond our control, such as media attention, adverse publicity, and regulatory changes. If the factors currently having a positive impact on this market disappear or diminish, our sales in this market may suffer.
     In the event of future unfavorable scientific results or media attention, sales of our products could be materially adversely affected. In addition, if issues arise concerning the efficacy or safety of any of our products, or if any of our products receive additional adverse publicity, our operating results and prospects could be materially adversely affected. Changes in the regulatory environment that restrict certain over-the-counter active drug ingredients could have materially adverse affects on sales of our products.
Our future growth will depend in part upon our ability to develop and achieve sales of new products.
     Although we believe that each of our products offers unique benefits to consumers, we cannot be certain that any of the products will achieve or continue to enjoy widespread acceptance by the market. While we are working to increase the market presence of all of our products, including new products, we cannot be certain that demand for our products will grow. Building a new brand presence may take time and require large marketing expenditures. If new products or brands do not achieve consumer acceptance, operating results could be materially adversely affected.
Unanticipated problems associated with product development and commercialization could adversely affect our operating results.
          Our successful maintenance of existing and development of new products are subject to the risks of failure and delay inherent in the development and commercialization of products based on innovative technologies. These risks include the possibilities that:
•	we may experience unanticipated or otherwise negative research and development results;

•	existing or proposed products may be found to be ineffective or unsafe, or may otherwise fail to receive required regulatory clearances or approvals;

•	we may find that existing or proposed products, while effective, are uneconomical to commercialize or market;

•	we may be unable to produce sufficient product inventories to meet customer demand;

•	we may experience adverse publicity from product liability lawsuits that could materially impact consumer demand;

•	existing or proposed products do not achieve broad market acceptance;

•	existing or proposed products do not attain broad distribution or retail shelf space; or

•	proprietary rights held by third parties may preclude us from developing or marketing existing or proposed products.

          Research, development and testing can be long, expensive and uncertain processes. Our future success depends, in part, on our ability to complete development of products. If we are unsuccessful in advancing our early stage products into marketable consumer-ready products for any reason, our business prospects could be harmed.
The inability to provide scientific proof for product claims may adversely affect our sales.
          The marketing of our Zicam products involves claims that these products assist in reducing the duration and severity of the common cold (in the case of Zicam Cold Remedy products) and controlling allergy symptoms (in the case of Zicam Allergy Relief). Under FDA and FTC rules, we are required to obtain scientific data to support any claims we make concerning our products. We have scientific data for our product claims; however, we cannot be certain that these scientific data will be deemed acceptable to the FDA, FTC or other regulatory bodies. If any regulatory body requests supporting information and we are unable to provide support that is acceptable, either the FDA or FTC could force us to stop making the claims in question or restrict us from selling the affected products.
FDA and other government regulation may restrict our ability to sell our products or require us to recall products.
          We are subject to various federal, state and local laws and regulations affecting our business. Our Zicam products are subject to regulation by the FDA, including regulations with respect to manufacture and labeling of products, approval of ingredients in products, claims made regarding the products, and disclosure of product ingredients. If we, or our third-party manufacturers, do not comply with these regulations or if these regulations change in the future, the FDA could force us to stop selling the affected products or require us to incur substantial costs in adopting measures to maintain compliance with these regulations. If the FDA came to believe that any of our products do not comply with the regulations or caused harm to consumers, we could be required to stop selling that product or subject the product to a recall. Our advertising claims regarding our products are also subject to the jurisdiction of the FTC. In both cases we are required to posses scientific data to support any advertising or labeling claims we make concerning our products, although no pre-clearance or filing is required to be made with either agency. If we are unable to provide the required support for such claims, the FTC may stop us from making such claims or require us to stop selling the affected products.
If we are unable to protect our intellectual property or if we infringe the intellectual property of others, our financial condition and future prospects could be materially harmed.
          We rely significantly on the protections afforded by patent and trademark registrations that we routinely seek from the U.S. Patent and Trademark Office (“USPTO”) and from similar agencies in foreign countries. We cannot be certain that any patent or trademark application that we file will be approved by the USPTO or foreign agencies. In addition, we cannot be certain that we will be able to successfully defend any trademark, trade name or patent that we hold against claims from, or use by, competitors or other third parties. No consistent policy has emerged from the USPTO or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology and similar patents. Our future success will depend, in part, on our ability to prevent others from infringing on our proprietary rights, as well as our ability to operate without infringing upon the proprietary rights of others. We may be required at times to take legal action to protect our proprietary rights and, despite our best efforts, we may be sued for infringing on the patent rights of others. Patent litigation is costly and, even if we prevail, the cost of such litigation could adversely affect our financial condition. If we do not prevail, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. We cannot be certain that any required license would be available to us on acceptable terms, or at all. If we fail to obtain a license, our business could be materially adversely affected. In addition to seeking patent protection, we rely upon a combination of non-disclosure agreements, other contractual restrictions and trade secrecy laws to protect proprietary information. There can be no assurance that these steps will be adequate to prevent misappropriation of our proprietary information or that our competitors will not independently develop technology or trade secrets that compete with our proprietary information or know-how.

Under our current business model, we do not have manufacturing capabilities of our own.
          We outsource all of our product manufacturing and packaging operations under our current business model. As a result, we do not have the physical or human resources to independently manufacture our Zicam, Nasal Comfort, and Xcid products or any other products that we may develop. If we are unable to enter into cost-effective or otherwise suitable arrangements for manufacturing our Zicam products or any other products, or if our third-party contractors fail to adequately perform their manufacturing operations, experience problems with product quality or regulatory compliance, or timeliness of product delivery, our sales and related financial results could be materially adversely affected. If, in the future, we decide to establish our own manufacturing facilities, we will require substantial additional funds and significant additional personnel to undertake such operations. We cannot be certain that such funding or a sufficient number of such qualified persons will be available for such an undertaking.
We may pursue strategic acquisitions of technologies, products, and/or brands, which involve a variety of costs, and we may not realize the anticipated benefits of such acquisitions.
          We may pursue strategic acquisitions to acquire delivery technologies, brands, and products that would allow us to leverage our operating model. We have limited experience in identifying and consummating acquisitions. Additionally, acquisitions typically have many risks, including: unanticipated integration costs and delays; potentially substantial indebtedness; and diversion of management’s attention. If we are not able to successfully integrate an acquisition, we may incur substantial charges that could adversely affect our results of operations.
We may experience product backlogs.
          We have established inventory plans to support sales expectations for all of our products. However, we cannot be certain that these measures will be sufficient to prevent backlogs of product availability in the future. Any such future backlogs will potentially result in higher production costs, higher freight costs to expedite shipment of raw materials and finished goods, fines from certain retailers, cancelled orders and lost revenue. These in turn could materially affect our results of operations and financial condition.
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
          The market price of our common stock, which is quoted for trading on the Nasdaq Global Select Market, has been highly volatile and may continue to be volatile in the future. Any one, or combination, of the following factors could cause the market value of our common stock to decline quickly: operating results that differ from market expectations; negative or other unanticipated results of clinical trials or other testing; delays in product development; technological innovations or commercial product introductions by our competitors; lack of timely availability of product or inventory; changes in government regulations; developments concerning proprietary rights, including pending or threatened patent litigation; public concerns regarding the safety of any of our products or any recall of our products; the outcome of litigation against the Company; and general economic and stock market conditions. The stock market has experienced, and it may continue to experience, significant price and volume fluctuations. Historically, these fluctuations particularly affect the market prices of equity securities of small capitalization companies like Matrixx. Often, the effect on the price of such securities is disproportionate to the operating performance of such companies. In our case, such fluctuations may adversely affect our stockholders’ ability to dispose of our shares at a price equal to or above the price at which they purchased such shares.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None
ITEM 2. PROPERTIES
          In March 2008, we entered into a five-year renewable lease for corporate office and research and development space, comprising approximately 23,000 square feet, at 8515 E. Anderson Drive, in Scottsdale, Arizona. The new facility combines our corporate office and research and development activities in one building and increases our laboratory capabilities. In December 2006, we entered into a five year cancelable lease for a research and development facility in Phoenix, Arizona. We are continuing to lease that facility in Phoenix, Arizona and are evaluating options to sublease the space or terminate the lease. We recently consolidated to one warehouse and warehouse storage and shipping of our finished goods are provided by a contract warehouse in Plainfield, Indiana through a month-to-month agreement.
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
     Among the principal matters pending to which the Company is a party are the following:
Product Liability Matters
     General. Numerous lawsuits have been filed against us alleging that our Zicam Cold Remedy nasal gel product has caused the permanent loss or diminishment of the sense of smell or smell and taste. As discussed in greater detail below, we believe these allegations are unfounded. The Company is incurring significant legal expense for defense of these lawsuits. For the fiscal year ended March 31, 2008, litigation expense decreased to approximately $2.5 million (net of $560,000 for insurance reimbursements), compared to $4.2 million for the twelve months ended March 31, 2007 (net of $1.6 million for insurance reimbursements). For the three-month transition period ended March 31, 2007, litigation expense was approximately $1.0 million, reduced by reimbursement of approximately $1.6 million from our insurance carriers for litigation expense incurred prior to 2006. For the fiscal year ended December 31, 2006, litigation expense was approximately $6.0 million. In the fiscal year ended December 31, 2005, litigation expense was $6.2 million, reduced by reimbursement of approximately $2.0 million from our principal insurance carrier, resulting in net legal expense of approximately $4.2 million. We do not expect to realize any sizable reimbursements from our insurance carriers for legal expenses incurred in fiscal 2009 or any future periods.
     From December 31, 2007 through May 30, 2008, four new product liability cases were filed against the Company and four product liability cases were dismissed or are pending dismissal either as a result of successful Company motions or through the settlement of cases for immaterial amounts. Additionally, beginning on March 25, 2008, the case, Bruno vs. Matrixx Initiatives, Inc. (filed July 7, 2006, in the Superior Court of the State of California, County of San Diego, Case No. 868821), was tried before a jury. On April 3, 2008 the jury delivered a unanimous verdict in favor of the Company. The following chart discloses the number of outstanding product liability cases (excluding those cases that have been settled but not yet dismissed) and associated plaintiffs at the indicated dates:

	Dec. 31, 2005	Dec. 31, 2006	March 31, 2007	May 30, 2008
Number of Pending Cases	50	25	27	16
Number of Plaintiffs	427	36	41	29
     Two of the pending lawsuits were filed as class action lawsuits covering named and unnamed plaintiffs. Various defendants in the lawsuits, including manufacturers and retailers, have received indemnification or other recovery from us for damages related to the lawsuits.
     Settlement of Arizona Consolidated Litigation. On January 19, 2006, we entered into an agreement to settle claims made by approximately 90% of the plaintiffs (approximately 340 individuals) in all of the Zicam Cold Remedy product liability lawsuits pending against the Company at that time. This settlement related to the Arizona consolidated litigation, In Re Consolidated Zicam Product Liability Cases, Superior Court of Arizona (Maricopa County). The settlement documents acknowledge that Matrixx has denied and continues to deny any liability to the plaintiffs. Those plaintiffs who were eligible and elected to participate in the settlement program dismissed their claims with prejudice and provided written releases of their claims against the Company in return for their participation. Of the plaintiffs who did not participate in the settlement program, all have dismissed their claims. Matrixx paid $11.9 million to fund awards to be made under the settlement program. In addition, Matrixx paid $100,000 to cover the administration of the settlement program by plaintiffs’ counsel. The Company recognized a charge of approximately $4.3 million (after tax) in the fourth quarter of 2005 to cover the portion of the settlement program costs not covered by insurance.
     Cases Dismissed Subsequent to December 31, 2007 (Federal Courts). The following federal court cases against the Company were dismissed subsequent to December 31, 2007:

Date Filed	United States District Court	Named Plaintiff	Date Dismissed
June 6, 2007	Eastern District, Tennessee	Newman	February 22, 2008
April 27, 2007	West Virginia	Seckman	March 6, 2008
January 14, 2005	Oregon	Lusch	May 22, 2008
October 29, 2004	Central District, California, on appeal to Ninth Circuit Court of Appeals	O’Hanlon	June 4, 2008
     Federal law and the law of many states require that the testimony of a scientific or medical expert witness be reliable and based on valid scientific data and analysis before it can be allowed into evidence. To date, the Company has submitted motions in eight federal lawsuits against the Company challenging the reliability and admissibility of the testimony of expert witnesses who claim that Zicam is capable of causing or has caused smell and taste loss. To date, the courts have ruled on all eight motions. Each court has ruled that the testimony of the plaintiffs’ experts lacks reliability and a sufficient scientific basis for admission into evidence. The eight cases in which orders have been granted are: Hans, et al. vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Western District of Kentucky); Salden vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Eastern District of Michigan); Sutherland vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Northern District of Alabama); Benkwith vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Middle District of Alabama); O’Hanlon vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Central District of California); Hilton vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Northern District of Texas); Wyatt vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Northern District of Alabama); and Lusch v. Matrixx Initiatives, Inc., et al. (United States District Court for the District of Oregon). A dismissal with prejudice has been entered in all eight cases. The plaintiffs in the O’Hanlon case filed an appeal, which was settled by the Company for an immaterial amount and dismissed accordingly by the Ninth Circuit Court of Appeals on June 6, 2008.
     Cases Dismissed Subsequent to December 31, 2007 (State Courts). The following state court case against the Company was dismissed subsequent to December 31, 2008:

Date Filed	Court	Named Plaintiff	Date Dismissed
July 7, 2006	County of San Diego, California	Bruno	April 3, 2008
     Pending Cases as of May 30, 2008 (Federal Courts). The following federal court cases remain pending against the Company, covering approximately seven plaintiffs:

Date Filed	United States District Court	Named Plaintiff
July 12, 2007	Eastern District, Washington	Ballew
April 25, 2008	Eastern District, Louisiana	Ehtheridge
March 1, 2007	Middle District, Florida	Evans
May 16, 2007	Western District, Tennessee	Rose
February 29, 2008	Middle District of Louisiana	Carter

     Pending Cases as of May 30, 2008 (State Courts). The following state court cases remain pending against the Company, covering approximately 22 plaintiffs:

Date Filed	Court	Named Plaintiff
February 15, 2008	Fairfax County, Virginia	Adler
May 4, 2007	Maricopa County, Arizona	Brierly
March 17, 2008	Broward County, Florida	Bunin
February 24, 2006	Niagara County, New York	Campbell
January 13, 2005	Fresno County, California	Cash
April 14, 2004	Broward County, Florida	Hood
October 31, 2007	Maricopa County, Arizona	Medel
June 5, 2006	Oklahoma County, Oklahoma	Stark
November 3, 2006	Maricopa County, Arizona	Poole
March 27, 2007	Cook County, Illinois	Skender
August 30, 2006	Los Angeles County, California	Stanley
     Potential Claimants. The Company has been advised that certain plaintiffs’ attorneys collectively represent approximately 500 additional potential claimants for whom they have not yet filed lawsuits. The Company is in the process of determining the number of potential claimants, the nature or basis of their purported claims, and when or if the potential claimants will ultimately file one or more lawsuits against the Company.
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
     Company’s Position Regarding the Allegations. Matrixx continues to believe that Zicam Cold Remedy nasal gel does not cause loss of smell and that claims to the contrary are scientifically unfounded and misleading. The Company believes that upper respiratory infections and nasal and sinus disease are the causes of the smell dysfunctions reported by some consumers. One of the most common causes of smell disorders is the cold itself, the very condition the product is used to treat. Other causes are sinusitis and rhinitis, conditions which are sometimes present when the product is used. The Company’s position is supported by cumulative science, and it has been confirmed by a multi-disciplinary panel of scientists.
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
     Insurance. We submit lawsuits to our insurance carriers when applicable. In April 2004, we established a fully-funded deductible insurance program through a product liability insurance carrier. The settlement of the consolidated Arizona litigation exhausted this insurance program. In April 2006, we replaced the self-funded program with a limited traditional insurance program. This insurance program does not cover previously existing lawsuits and only applies to any new claims made after it became effective. We do not expect any additional reimbursements from our insurance carriers for legal expenses incurred in fiscal 2009 or any future periods to be sizable.
Litigation Reserves
     As of December 31, 2005, the Company established a reserve of $1.3 million for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions, some of which are described below, and was the amount, excluding defense costs, the Company believed it could reasonably estimate would be spent to resolve the remaining cases that had been filed. Some of the significant factors that were considered in the establishment of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy and structure in light of the Arizona settlement; and the number of cases that remained pending against the Company. There are events, such as the dismissal of any cases, the filing of new lawsuits, threatened claims, the outcome of a trial, or rulings on pending evidentiary motions, that may have an impact on the Company’s conclusions as to the adequacy of the reserve for the pending product liability lawsuits. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period. The Company regularly reviews this reserve and may make adjustments based on the number of pending, settled, and threatened cases, as well as continuing legal defense strategy. The reserve was approximately $1.1 million and $1.0 million as of March 31, 2008 and March 31, 2007, respectively. The Company will continue to review the adequacy of the associated reserve on a quarterly basis.
Securities Litigation Matters
     Two class action lawsuits were filed in April and May 2004 against the Company, our President and Chief Executive Officer, Carl J. Johnson, and our Executive Vice President and Chief Financial Officer, William J. Hemelt, alleging violations of federal securities laws. On January 18, 2005, the cases were consolidated and the court appointed James V. Sircusano as lead plaintiff. The amended complaint also includes our Vice President of Research and Development, Timothy L. Clarot, as a defendant and was filed March 4, 2005. The consolidated case is Sircusano, et al. vs. Matrixx Initiatives, Inc., et al., in the United States District Court, District of Arizona, Case No. CV04-0886 PHX DKD. Among other things, the lawsuit alleges that between October 2003 and February 2004, we made materially false and misleading statements regarding our Zicam Cold Remedy product, including failing to adequately disclose to the public the details of allegations that our products caused damage to the sense of smell and of certain of the product liability lawsuits described above. We filed a motion to dismiss this lawsuit and, on March 8, 2006, the Company received an Order dated December 15, 2005 granting the motion to dismiss the case, without prejudice. On April 3, 2006, the plaintiff appealed the Order to the United States District Court of Appeals, Ninth Circuit, Case No. 2:04-CV-886, and we are awaiting a schedule for oral argument by the Ninth Circuit Court. In accordance with and subject to the provisions of the Company’s Certificate of Incorporation, Messrs. Johnson, Hemelt, and Clarot will be indemnified by the Company for their expenses incurred in defending these lawsuits and for any other losses which they may suffer as a result of these lawsuits. The Company has submitted this matter to its insurance carriers and may incur charges up to the deductible amount of $1 million. If any liability were to result from this lawsuit that is not covered by insurance, we believe our financial results could be materially impacted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of our security holders during the quarter ended March 31, 2008, through the solicitation of proxies or otherwise.
Executive Officers of Matrixx
     The names, ages, positions and business experience of each of our executive officers are listed below. Each executive officer is elected by our Board of Directors to hold office until his or her successor is appointed and qualified or until such earlier time as such officer may resign or be removed by the board.
Carl J. Johnson, 59, President and Chief Executive Officer
     Mr. Johnson joined Matrixx in July 2001 as President and Chief Executive Officer and as a member of the Board of Directors. Mr. Johnson’s professional experience exceeds 35 years in the product development, marketing, and sales arenas with several large pharmaceutical and consumer goods companies. From 1993 to 2001, Mr. Johnson was Vice President, Commercial Development with Perrigo Company, a public company and leading manufacturer of over-the-counter pharmaceutical and nutritional products for the store brand market. In that capacity he was responsible for procuring new products and technologies and contract manufacturing services emphasizing Abbreviated New Drug Applications (ANDA) products. Mr. Johnson also worked at Johnson & Johnson from 1973 to 1989 where he held a number of high level marketing and sales positions, including responsibility for the national launch of the Acuvue® disposable contact lens product. Mr. Johnson also provided marketing leadership for a special team tasked to re-engineer Johnson & Johnson’s sales, administrative and operational functions. Mr. Johnson earned a Master of Business Administration — Marketing from the Fairleigh Dickinson University and a Bachelor of Science in Economics from Wagner College.
William J. Hemelt, 54, Executive Vice President and Chief Financial Officer
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
Timothy L. Clarot, 53, Vice President of Research & Development
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
Timothy J. Connors, 45, Vice President of Marketing
Mr. Connors joined Matrixx in July 2005 as Director of National Sales and was promoted to Vice President of Marketing in June, 2007. Prior to joining Matrixx, he was a partner for a consulting firm helping numerous consumer products and healthcare organizations, foreign and domestic, to successfully introduce new companies and brands into the marketplace. Mr. Connors started his career working for Nestle Foods, Benckiser, and The Clorox Company in a variety of sales and marketing assignments. He is responsible for leading the Company’s overall marketing strategy and will focus his efforts on increasing Zicam’s market share and introducing Matrixx’s new product lines. Mr. Connors holds a Bachelors of Arts degree in Marketing from Penn State University.

Samuel Cowley, 48, Executive Vice President, Business Development, General Counsel and Secretary
     Mr. Cowley was elected to the Matrixx board of directors in July 2005. In May 2008, Mr. Cowley joined the Company as Executive Vice President, Business Development, General Counsel and Secretary. Previously, Mr. Cowley served until May 2007, as Executive Vice President and General Counsel for Swift Transportation Co., Inc. and was a member of Swift’s Board of Directors. Prior to joining Swift in March 2005, Mr. Cowley had been a practicing attorney with the law firm of Snell & Wilmer L.L.P., Phoenix, Arizona since March 1990. Mr. Cowley’s practice was concentrated in mergers and acquisitions, securities regulation, including Sarbanes-Oxley Act compliance, and corporate finance. Previously, he was associated with Reid & Priest, New York, New York. Mr. Cowley is a graduate of Cornell Law School, Ithaca, New York and of Brigham Young University, Provo, Utah with a B.A. in Economics. Mr. Cowley is admitted to practice law in the States of Arizona and New York.
James A. Marini, 46, Vice President of Sales
     Mr. Marini joined Matrixx in July 1997 as National Sales Manager and was promoted to Vice President of Sales in January 2004. Mr. Marini has directed the introduction and development of the national sales program for Zicam Cold Remedy since 1999. Mr. Marini is responsible for Matrixx’s sales efforts and oversight of our sales force and contract broker network. From 1977 to 1997 Mr. Marini held a variety of positions with Dominos Supermarkets in New York, including six years as Vice President. Mr. Marini attended Mercy College.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock has been quoted for trading on the Nasdaq Global Select Market (previously known as Nasdaq National Market) since April 24, 1996. From then until June 19, 2002, our stock traded under the symbol “GUMM.” Effective on June 20, 2002, in connection with our name change to Matrixx Initiatives, Inc., our stock trading symbol changed to “MTXX.” The following table sets forth, for the periods indicated, the range of high and low prices of our common stock as reported by the Nasdaq Global Select Market.

		Market Price
	Quarter Ended	High	Low
Fiscal Year 2006
First Quarter	March 31, 2006	$26.22	$19.68
Second Quarter	June 30, 2006	$23.46	$12.78
Third Quarter	September 30, 2006	$19.19	$14.15
Fourth Quarter	December 31, 2006	$22.96	$15.49

Transition Period 2007	March 31, 2007	$18.89	$13.89

Fiscal Year 2008
First Quarter	June 30, 2007	$21.07	$15.89
Second Quarter	September 30, 2007	$21.50	$17.83
Third Quarter	December 31, 2007	$20.43	$13.78
Fourth Quarter	March 31, 2008	$16.50	$10.17
     As of March 31, 2008, we had approximately 4,050 record and beneficial stockholders.
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
Stock Performance Graph
     The following graph compares our cumulative total stockholder return with those of the Nasdaq Stock Market Index and the Russell 2000 Growth Index for the five fiscal years ended March 31, 2008. The graph assumes that $100 was invested on March 31, 2003 in (1) our Common Stock, (2) the Nasdaq Stock Market Index, and (3) the Russell 2000 Growth Index, including in each case, if applicable, reinvestment of dividends. Note: We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

PERFORMANCE TABLE
Date	Matrixx	Nasdaq	Russell 2000 Growth
3/31/2003	100.00	100.00	100.00
3/31/2004	123.73	147.60	163.16
3/31/2005	155.97	148.59	164.59
3/31/2006	320.99	175.22	210.40
3/31/2007	222.91	181.75	213.70
3/31/2008	200.82	169.51	238.94
     This Nasdaq index comprises all domestic shares traded on the NASDAQ Global Select, NASDAQ Global Market, and The NASDAQ Capital Market, excluding preferred, rights and warrants. The Russell 2000 Growth Index is a growth industry index that measures the performance of the 2,000 smallest companies in the Russell 3000 Index with the highest, proportionately weighted, growth.

Issuer Purchases of Equity Securities
     The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended March 31, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May Yet be
	of Shares	Average Price	Announced Plans or	Purchased Under the
Period	Purchased	Paid per Share	Programs	Plans or Programs
1/01/08-1/31/08	103,750	$13.14	367,844	632,156
2/01/08-2/28/08	151,268	$13.05	519,112	480,888
3/1/08-3/31/08	15,189	$14.64	534,301	465,699
Total	233,194	$13.09	534,301	465,699
     In April 2004, the Company’s Board of Directors authorized a Common Stock Repurchase Program for up to 1.0 million shares of the Company’s common stock. During fiscal 2008, the Company purchased 493,969 shares of common stock on the open market at an aggregate cost of $7,148,245. In addition, the Company withheld (repurchased) 22,432 shares of common stock, at an aggregate cost of $315,148, from employees and directors to satisfy tax withholding requirements associated with vested restricted stock. The Company did not repurchase any of its common stock during the three months ended March 31, 2007 or during calendar year 2006 or 2005.
ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected historical financial data for Matrixx for the fiscal year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the previous four fiscal years ended December 31, 2006, 2005, 2004, and 2003. The financial data presented below is derived from Matrixx’s audited consolidated financial statements. We report Matrixx’s, Zicam, LLC’s, Zicam Swab Products, LLC’s, Zicare LLC’s, and Zicam Canada, Inc.’s financial results on a consolidated basis. For additional information, see the financial statements of Matrixx and the notes thereto included elsewhere in this report. The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is qualified by reference thereto and to Matrixx’s financial statements and notes thereto.

		Transition Period
	Fiscal Year	Three Months
	Ended March 31,	Ended March 31,	Fiscal Years Ended December 31,
(000’s, except share data)	2008	2007	2006	2005	2004	2003
Net sales	$100,972	$19,046	$96,231	$90,461	$60,231	$43,496
Net income	$10,428	$1,709	$4,927	$3,078	$4,957	$3,344

Net income per share of common stock — basic	$1.07	$0.18	$0.51	$0.32	$0.52	$0.36
Net income per share of common stock — diluted	$1.04	$0.17	$0.49	$0.32	$0.52	$0.35
Dividends per share	$—	$—	$—	$—	$—	$—
Shares outstanding at period end	10,175	10,079	9,948	9,600	9,520	9,475
Total assets	$78,149	$71,151	$85,107	$86,442	$60,134	$50,077
Long term obligations	$—	$—	$—	$—	$—	$—
Stockholders’ equity	$65,552	$60,435	$58,087	$48,110	$44,126	$38,790
Earnings for 2005 include the recording of $8.5 million for expense related to settling litigation ($12.0 million settlement plus $1.3 million for litigation reserves, less $4.8 million of insurance reimbursement).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
     The Company develops, produces, markets and sells innovative, over-the-counter (OTC) healthcare products with an emphasis on those that utilize unique, novel and/or proprietary delivery systems that provide consumers with “Better Ways to Get Better®”. The Company currently markets its products within the $4.0 billion overall cough and cold category at retail. Our Zicam products are sold in the cold (2 nasal delivery products and 5 oral delivery products), allergy/sinus (3 Zicam nasal delivery), cough (cough spray and RapidMelt tablets), and multi-symptom relief (4 oral delivery products) market groups of the overall cough and cold category. Our Nasal Comfort products are generally sold within the space allocated for allergy and sinus products at retail. We expect that our mix of products sold will change due to seasonality and varying growth rates within the market groups. Our products are currently available at all of the major food, drug, and mass merchant retailers.
     The following table details our sales by product class, for the periods indicated, with further details below:

	12 months ended		12 months ended		12 months ended		12 months ended
Product Class	March 31, 2008%		March 31, 2007%		December 31, 2006%		December 31, 2005%
Cold Remedy	$68,225,508	68%	$69,093,132	71%	$69,046,345	72%	$55,292,673	61%
Allergy/Sinus/Nasal Comfort	17,325,720	17%	16,109,489	17%	15,468,683	16%	20,163,688	23%
Cough	4,461,208	4%	6,143,165	6%	6,059,285	6%	6,514,769	7%
Multi-Symptom Cold/Flu	10,607,287	11%	6,254,790	6%	5,656,467	6%	8,489,465	9%
Antacid	352,661	0%		0%		0%		0%

Total Net Sales	$100,972,384	100%	$97,600,575	100%	$96,230,780	100%	$90,460,595	100%

     Because of the extreme seasonality of our business, our Board of Directors approved a change in our fiscal year in order to better align our operations and financial results with the entire cold season (our previous fiscal years ended in the middle of the cold season). Due to the change in our fiscal year, the three months ended March 31, 2007, are reported as a transition period. Our new fiscal year began April 1, 2007 and ended March 31, 2008. As in prior years, we believe the quarter ending June 30th (our new fiscal first quarter) will result in a net loss.
     Net sales for the fiscal year ended March 31, 2008 increased to approximately $101.0 million, or 3% above net sales of $97.6 million for the twelve months ended March 31, 2007. The increase in net sales is primarily attributable to sales of our new multi-symptom relief products, which began shipping during our fiscal second quarter (ended September 30, 2007). Sales of allergy/sinus products grew $1.2 million, or 8%, during the year, while sales of our cough products declined $1.7 million, or 27%, compared to the comparable period in the prior year. The decrease in sales of cough products relates to the discontinuation of several of the original cough spray products. During fiscal 2008, we experienced a change in inventory management practices with certain of our large national retailers. This change reduced the amount of inventory these retailers carried, as well as the size of pre-season inventory purchases, compared to prior years. We anticipate retailers will continue to improve their inventory management practices and we expect our sales to retailers will more closely mirror retail sales of our products to consumers. We expect the Zicam brand will continue to grow as we grow consumer awareness of our products, increase distribution of our products, and introduce new items.
     Net income for the fiscal year ended March 31, 2008 was approximately $10.4 million compared to approximately $6.5 million for the twelve months ended March 31, 2007. The increase in net income is primarily attributable to a decrease in selling, general and administrative (SG&A) expense and, to a lesser degree, higher net sales. The decreased SG&A expense was related to reductions in legal expense related to product liability litigation (see Item 3 — Legal Proceedings). Product liability defense costs decreased to $2.5 million (net of $560,000 for insurance reimbursements) for the fiscal year ended March 31, 2008, compared to $4.2 million for the twelve months ended March 31, 2007 (net of $1.6 million for insurance reimbursements). We anticipate legal defense costs will be $500,000 to $750,000 per quarter during fiscal 2009.

     We expect net income (loss) in future periods to be significantly affected by the level of sales, the timing and amount of our advertising, research and development expenses, and the timing and amount of expenses incurred in defense of product liability litigation matters. Expenditures for advertising and research and development will vary by quarter throughout the year and could be significantly different in future periods than the amounts incurred in the same period in earlier years. We expect that advertising expenses will be highest during the cold season (third and fourth fiscal quarters). We anticipate quarterly earnings will continue to vary along with the seasonality of sales and the level of marketing and research and development expense. As in prior years, we expect to report a loss in the quarter ending June 30.
     The Company’s management reviews several key indicators in evaluating overall performance:
1)	We compare our year-to-date sales and net income performance against our stated annual goal for each. For fiscal 2008, our goal was to grow sales 5% to 15% above the $97.6 million recorded for the trailing twelve months ended March 31, 2007 ($102.5 million — $112.25 million), and to increase net income to the range of $9.3 million to $10.8 million, compared to $6.5 million for the twelve months ended March 31, 2007. However, the 2007/2008 cold season had an unusually slow start and the incidence of colds and flu in the general population was tracking at the lowest levels since Zicam was introduced in 1999. We believe the change in inventory management practices by certain customers, the slow start to the cold season, and the low level of illness is reflected in the lower level of sales growth (3%) realized during the year. Due to decreased SG&A expense, we realized net income of $10.4 million in fiscal 2008, which was in line with our original goal.

2)	We monitor our share of the cough and cold market. For the 52 weeks ended March 23, 2008, retail sales of our products (as measured by three outlet syndicated scanner data, not including our largest customer, Wal-Mart) increased approximately 9% over the comparable period in the previous year, while the entire cough and cold category increased approximately 4% over the same period. The increased sales of our products for the 52 weeks ended March 23, 2008 resulted in Zicam products achieving a 2.9% dollar share of the category versus 2.8% in the prior year period.

3)	We measure our ability to maintain strong gross margins on our products. During fiscal 2008, we realized an average gross margin of 66%, comparable to the 66% average gross margin achieved in the twelve months ended March 31, 2007, but below our goal of 69% to 70% (gross margins on our existing products vary between 55% and 80%). Average gross margins were negatively impacted by returns of discontinued items and the mix of products sold, primarily related to sales of our new multi-symptom products that are sold at prices below our cold remedy and allergy/sinus products. We are attempting to identify ways to improve gross margin on the new multi-symptom products in the future. Additionally, average gross margins were negatively impacted by a $1.1 million increase to our inventory reserve in excess of our customary amount, to account for expiring products and obsolete components.

4)	We evaluate our operating performance by reviewing, over time, our ability to decrease selling, general and administrative expenses as a percentage of net sales. For the fiscal year ended March 31, 2008, our operating expenses (excluding R&D and product liability litigation related charges) were approximately 44% of our net sales compared to 47% in the twelve months ended March 31, 2007.

5)	We review the distribution and mix of our products by key national retailers. Our ten largest retail customers account for a substantial majority of our annual sales, and we encourage our largest customers to carry a mix of our highest-selling products. Retailers generally reset their cough and cold sections during the third calendar quarter of each year, at which time they add new products. We encourage retailers to replace discontinued items with new Zicam products.
Seasonality and Quarterly Results
     The products we currently market are seasonal in nature, and sales at retail generally increase as the level of population suffering from colds rises. The Company records sales when we ship products from our warehouse facilities. During the second fiscal quarter, the Company usually realizes increased sales volume as retailers stock our products and order displays to prepare for the upcoming cough and cold season. Additional sales (reorders) to retailers are highly dependent upon the incidence of illness within the population. Retail consumption of our products is highest during the cough and cold season, which usually runs from October through March. The Company begins extensive advertising campaigns to coincide with the cough and cold season and generally realizes higher advertising expense in the October through March timeframe. The fiscal first quarter (ending June 30th) of each year generally accounts for 7% to 8% of annual sales and, historically, we have incurred a loss in that quarter. Further, the Company records the expense for annual bonus awards when goal attainment for the bonus is reached, which is generally reflected in the fiscal fourth quarter results. Because of the seasonality of our business, results for any single quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
     Certain information is set forth below for fiscal operations (expressed in $000’s and as a percentage of net sales) on a quarterly basis for the twelve months ended March 31, for the periods indicated. The quarters indicated below have been reordered to reflect our new fiscal year, which ends March 31.
Quarterly Results:

Twelve Months Ended March 31, 2008
$000s	Q1 2008	% NS	Q2 2008	% NS	Q3 2008	% NS	Q4 2008	% NS	Twelve Months	% NS
Net Sales	$8,573	100%	$28,576	100%	$30,802	100%	$33,022	100%	$100,972	100%

Marketing	$2,143	25%	$3,450	12%	$16,177	53%	$7,353	22%	$29,123	29%
Sales Expense	$742	9%	$872	3%	$1,022	3%	$1,202	4%	$3,838	4%
General & Administrative	$2,542	30%	$3,089	11%	$2,400	8%	$2,974	9%	$11,005	11%
Legal — Product Liability	$829	10%	$421	1%	$444	1%	$860	3%	$2,554	2%

Total Op Expenses	$6,256	73%	$7,832	27%	$20,043	65%	$12,389	38%	$46,520	46%

R&D	$1,453	17%	$995	3%	$875	3%	$785	2%	$4,108	4%

Twelve Months Ended March 31, 2007
$000s	Q1 2007	% NS	Q2 2007	% NS	Q3 2007	% NS	Q4 2007	% NS	Twelve Months	% NS
Net Sales	$8,206	100%	$34,121	100%	$36,227	100%	$19,046	100%	$97,601	100%

Marketing	$1,792	22%	$4,136	12%	$18,912	52%	$5,015	26%	$29,855	31%
Sales Expense	$336	4%	$1,272	4%	$1,126	3%	$583	3%	$3,317	3%
General & Administrative	$3,334	40%	$2,925	9%	$2,587	7%	$3,729	20%	$12,575	13%
Legal — Product Liability	$2,117	26%	$1,576	5%	$1,141	3%	$(597)	(3)%	$4,237	4%

Total Op Expenses	$7,579	92%	$9,909	29%	$23,766	66%	$8,730	46%	$49,984	51%

R&D	$1,863	23%	$1,150	3%	$545	2%	$1,138	6%	$4,696	5%

Twelve Months Ended March 31, 2006
									Twelve
$000s	Q1 2006	% NS	Q2 2006	% NS	Q3 2006	% NS	Q4 2006	% NS	Months	% NS
Net Sales	$6,255	100%	$25,203	100%	$44,022	100%	$17,676	100%	$93,155	100%

Marketing	$1,668	27%	$1,981	8%	$16,284	37%	$6,699	38%	$26,632	29%
Sales Expense	$431	7%	$1,233	5%	$3,038	7%	$568	3%	$5,270	6%
General & Administrative	$1,834	29%	$2,277	9%	$4,899	11%	$2,302	13%	$11,312	12%
Legal — Product Liability	$596	10%	$1,517	6%	$9,615	22%	$1,123	6%	$12,851	14%

Total Op Expenses	$4,529	73%	$7,008	28%	$33,836	77%	$10,692	61%	$56,065	60%

R&D	$966	15%	$784	3%	$1,820	4%	$1,127	6%	$4,697	5%

Legal expense in Q3 2006 reflects recognition of approximately $8.5 million as expense related to settling the Arizona litigation and recording a reserve for the remaining lawsuits ($12.0 million settlement plus $1.3 million for litigation reserves, less $4.8 million of insurance reimbursement).
Critical Accounting Policies and Estimates
     Our consolidated financial statements and accompanying notes have been prepared in accordance with Genarally Accepted Accounting Principles (“GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
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
     Intangible Assets and Goodwill: We recorded approximately $15.0 million in goodwill in connection with the 40% Zicam, LLC interest acquired from Zensano, Inc. in December 2001. Under SFAS No. 142, goodwill must be tested when a triggering event occurs or at least annually to identify a potential impairment and the amount of any impairment loss. Factors that could affect this analysis would be significant loss of market share, a general decline in Zicam product sales, higher than expected increases in expenses and various other matters. Any change in key assumptions about the business or prospects of Zicam, LLC, or any change in market conditions or other externalities affecting Zicam, LLC, could result in an impairment charge, and such a charge could have a material adverse effect on our financial condition and results of operations. Our annual valuation of goodwill was completed in September 2007, and no impairment was identified. No triggering events have occurred subsequent to the valuation performed in the third quarter of calendar 2007.
     Income Taxes: In accordance with SFAS No. 109, “Accounting for Income Taxes,” we record income tax expense based on our estimated effective income tax rate for the year and will continue to do so in future periods. In fiscal 2006 and the three months ended March 31, 2007, we recognized a tax benefit related to the charitable donation of products. In fiscal 2008, we fully utilized the tax loss carryforward from prior years. See Note 5 to the Consolidated Financial Statements for further information regarding income taxes.

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
     Customer Sales Returns and Allowances: The estimate for product returns reflects our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects potential product returns. Prior to July 2006, we recorded a returns provision of 3% for products in distribution longer than one year and 7% for new items. We regularly review the similarities and differences of the new products relative to products for which we now have several years of product return experience. In July 2006, we adjusted our returns provision to 3.5% of gross sales for all of our products, including the new items that began shipping in the third quarter of 2006. Additionally, during calendar 2006, we recorded a $2.5 million adjustment to our returns provision to account for increased returns of Nasal Comfort and discontinued products from a large customer. During the fiscal year ended March 31, 2008, we experienced product returns associated with discontinued items and we recorded a $3.1 million adjustment to our returns provision, in excess of our customary 3.5% of gross sales, to account for the increased returns of discontinued products (which included several of our cough and flu products). We will continue to review the return provision at least quarterly and adjust the reserve amounts as actual product return experience continues to develop. Additionally, when a determination is made that a product will be discontinued, we will adjust the returns provision. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected.
     Accounts Receivable and Allowance for Doubtful Accounts: The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The allowance is reviewed regularly to ensure that it reflects the amount of the Company’s probable credit losses. During the quarter ended June 30, 2007, the Company reviewed the allowance and based on historical performance elected to reduce its accrual rate from 0.10% of gross sales to 0.02% of gross sales, effective April 1, 2007. In addition, during the quarter ended June 30, 2007, the Company reduced its allowance by approximately $250,000, which was reflected in general and administrative expense in the accompanying statement of income for the year ended March 31, 2008.
     Insurance Reimbursements: During the fiscal year ended March 31, 2008, we recorded approximately $560,000 in expected reimbursement from our insurance carriers. The reimbursement relates to product liability litigation defense costs. We believe the amounts are reasonable based on the terms of the respective policies and the costs incurred to date. We do not expect any additional reimbursements from our insurance carriers for legal expenses incurred in fiscal 2009 or any future periods to be sizable. See Part I, Item 3 —“Legal Proceedings” for additional information regarding our insurance program.
     Legal Contingencies: We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. See Part I, Item 3 —“Legal Proceedings” for information regarding our pending and threatened litigation and our reserves for product liability litigation. While we are vigorously defending ourself in these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. The Company follows the guidance of SFAS 5, “Accounting for Contingencies,” which states that the Company is required to accrue a contingent loss when the loss is deemed probable and reasonably estimable.

Results Of Operations For The Year Ended March 31, 2008 Compared To The Twelve Months Ended March 31, 2007
     Certain information is set forth below for our operations expressed in $000’s and as a percentage of net sales for the periods indicated:

	Year Ended March 31,
	2008		2007
Net sales	$100,972	100%	$97,601	100%
Cost of sales	34,532	34	33,628	34

Gross profit	66,440	66	63,973	66
Selling, general and administrative	46,520	46	49,984	51
Research & development	4,108	4	4,696	5

Income from operations	15,812	16	9,293	10
Interest and other income	653	—	531	—
Interest expense	—	—	(117)	—

Income before income taxes	16,465	16	9,707	10
Provision for income taxes	6,037	6	3,168	3

Net income	$10,428	10%	$6,539	7%

Net Sales
     Net sales for fiscal 2008 were approximately $101.0 million, or 3% above net sales of $97.6 million for the twelve months ended March 31, 2007. We believe the increase in sales compared to the prior year is related to the introduction of our new multi-symptom products, the increased level of retail sales of our products to consumers, offset by retailers reduced inventory levels and reductions in sales of our cough products. Sales have been affected by retailers’ maintaining a lower level of inventory and more closely aligning their repurchases with retail consumption during the cold season. During the quarter ended September 30, 2007, we initiated a 3% price increase for our Cold Remedy products. This is the first price increase since Zicam products were introduced in 1999. Our new multi-symptom products (which began shipping during the second fiscal quarter) have a selling price that is below the selling price of all of our other products. We are evaluating our current pricing structure and anticipate raising prices on certain of our products during fiscal 2009. The average net selling price per unit, for the year ended March 31, 2008, was comparable to the average net selling price per unit in the twelve months ended March 31, 2007.
Cost of Sales
     For the year ended March 31, 2008, our cost of sales increased approximately $900,000 to approximately $34.5 million, compared to the cost of sales for the year ended March 31, 2007 of approximately $33.6 million. The increase was due to the higher number of units sold. Our cost of goods sold varies by product and is affected by the mix of products sold.
Gross Profit
     Gross profit for the year ended March 31, 2008 was approximately $66.4 million, compared to gross profit of approximately $64.0 million for year ended March 31, 2007. The increased gross profit is due to the higher level of sales during the period (compared to the prior year). Gross margins for fiscal 2008 were 66%, equivalent to the 66% gross margins recorded for the twelve months ended March 31, 2007. The price increase on Cold Remedy products, initiated in the quarter ended September 30, 2007, was somewhat offset by the lower average net sales price per unit for the new multi-symptom products, which began shipping during the three months ended September 30, 2007. In addition, gross margin was negatively impacted by approximately $3.1 million in product returns, in excess of our customary returns allowance, associated with discontinued products. The recording of an additional $1.1 million to the inventory reserve to account for expiring products and obsolete components also negatively impacted gross margin. Gross margins on our existing products vary between 55% and 80%. Gross margin will continue to be affected by the relative mix of products sold and changes in product sales price and costs.

Selling, General & Administrative (SG&A)
     SG&A expense for 2008 decreased to $46.5 million from approximately $50.0 million in the twelve months ended March 31, 2007. Litigation expense related to the product liability lawsuits was approximately $2.5 million (net of approximately $560,000 for insurance reimbursements), compared to approximately $4.2 million in the twelve months ended March 31, 2007 (net of $1.6 million for insurance reimbursements). We anticipate legal defense costs will be $500,000 to $750,000 per quarter during fiscal 2009.
     The lower SG&A expense in the year ended March 31, 2008 compared to 2007, is primarily due to the lower product liability litigation expense as well as a decrease of approximately $1.1 million in general legal expenses that were primarily associated with the Federal Trade Commission (FTC) inquiry initiated in early 2006, which has since been closed with no adverse findings. Additionally, there was approximately $1.3 million of additional expense incurred in the twelve months ended March 31, 2007 associated with a charitable donation of short-dated products. Charitable donations of products during fiscal 2008 were approximately $100,000. Also, during fiscal 2008, we determined that our allowance for bad debt exceeded the amount of loss that would likely be incurred and we reduced the allowance amount by approximately $250,000, which reduced SG&A expenses by an equal amount.
     Lower SG&A expense was also due to a $730,000 decrease in marketing expenses, primarily related to significant decreases in marketing expense associated with Nasal Comfort, offset by increased marketing associated with the Xcid antacid introduction. Due to the change in the Company’s fiscal year, we believe advertising expenses can be better managed across the entire cold season to increase consumer awareness of our products and we expect to spread our advertising across the entire cold season during fiscal 2009. Offsetting those SG&A decreases was a $520,000 increase in sales expense associated with hiring and training our new trade sales force to call on national and regional retail accounts, wholesale distribution companies, and to oversee brokers. In addition, labor expense increased approximately $340,000 due to increased headcount.
     We expect SG&A expenses in future periods will vary largely in relation to the level of our advertising and legal expenditures. Advertising expense is heaviest during the cold season, which occurs October through March. We anticipate that we will continue to incur approximately $500,000 to $750,000 in legal expense each quarter as a result of the Zicam Cold Remedy product liability litigation matters in which we are engaged (see Part 1, Item 3 — “Legal Proceedings”).
Research and Development
     Research and development expense was approximately $4.1 million in fiscal 2008, approximately $600,000 less than the level incurred in the twelve months ended March 31, 2007. The research and development spending reflects scale-up costs related to new products, including our new multi-symptom and antacid products, and our goal of continuing to expand the business by developing products in the oral care, cold sore, and other categories. The timing of research and development spending can vary throughout the year and is not generally associated with our seasonal sales patterns. We expect to invest approximately 3% to 4% of fiscal 2009 annual net sales in research and development efforts.
Interest & Other Income
     Interest and other income was approximately $653,000 in the year ended March 31, 2008, versus approximately $531,000 in the comparable twelve months of the prior year. The increase in interest income is associated with our increased cash balances offset by lower interest rates. For the year ended March 31, 2007, interest income of $531,000 was offset by interest expense of $117,000 related to borrowings outstanding under our credit facility. There was no interest expense in fiscal 2008. Interest income in future periods will vary based on our level of cash and interest rate levels.
Income Before Income Taxes
     Income before income tax for fiscal 2008 was approximately $16.5 million, compared to approximately $9.7 million for the year ended March 31, 2007. The increased income level is due to the higher net sales achieved and lower SG&A expenses during the year ended March 31, 2008. We expect that income in future periods will be significantly impacted by the sales levels of our products including: new Zicam products to be introduced in fiscal

2009; product introductions in new categories, and annual changes in our advertising; research and development; and legal expenses. We anticipate quarterly earnings will continue to vary along with the seasonality of sales.
Provision for Income Tax Expense
     We recorded income tax expense at our combined estimated annual effective tax rate of approximately 39% and adjusted for the tax effects of certain transactions including research and development tax credits and charitable donations . We recognized income tax expense of approximately $6.0 million during fiscal 2008, versus approximately $3.2 million for the twelve months ended March 31, 2007. The lower effective tax rate in the year ended March 31, 2007 period was associated with the charitable donation of products.
Net Income
     Net income was approximately $10.4 million in fiscal 2008, compared to $6.5 million for the year ended March 31, 2007.
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

Net Sales
     Net sales for the three months ended March 31, 2007 increased to approximately $19.0 million or 8% above net sales of $17.7 million for the three months ended March 31, 2006. The increase was principally due to an increase in the number of units sold. We did not change the list price for our products during the quarter. The increase in net sales was attributable to unit sales growth of our allergy/sinus and multi-symptom relief products.
Cost of Sales
     The cost of sales for the three months ended March 31, 2007 increased approximately $1.2 million or 20% over the cost of sales during the comparable period in 2006. The increase was due to the higher number of units sold, as well as the recording of approximately $800,000 to account for expiring products and obsolete components, of which $500,000 was in excess of our customary amount. We recorded approximately $150,000 for the disposal of tooling associated with our flu products’ prior design.
Gross Profit
     Gross profit for the three-month transition period ended March 31, 2007 increased to approximately $12.0 million or 2% above gross profit in the comparable period in the prior year. The increased gross profit was due to the increased sales, partially offset by the higher cost of goods sold. The gross margin percentage achieved during the three-month transition period ended March 31, 2007 decreased to 63% compared to the gross margin achieved in the comparable period in the prior year of 67%. The gross margin percentage on product offerings varied between 50% and 80%; therefore, average gross margin is affected by the relative mix of products sold and any adjustments to account for expiring product.
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
     During the three months ended March 31, 2007, marketing and advertising expense decreased $1.7 million (approximately $5.0 million in 2007 compared to $6.7 million in 2006) due to a lower level of television advertising compared to the prior year. Expenses for the three months ended March 31, 2007 were also affected by $750,000 associated with the charitable donation of short-dated Zicam products. Additionally, labor expense increased approximately $350,000 for the three months ended March 31, 2007, compared to the comparable period in 2006.
Research & Development
     Research and development expense for the three months ended March 31, 2007 was $1.1 million which was approximately equal to the level realized for the three months ended March 31, 2006. Our research and development expenses were related to developing new Zicam products to be introduced in fiscal 2008 and continuing development work on our oral care and antacid products.
Interest & Other Income
     Interest income was $200,000 for the three months ended March 31, 2007, an immaterial increase from the three months ended March 31, 2006.
Income Before Income Taxes
     Income before income tax for the three months ended March 31, 2007 increased to approximately $2.3 million from $165,000 in the prior year. The increase was related to the lower selling, general and administrative expenses discussed above.
Provision for Income Tax Expense
     For the three months ended March 31, 2007, we recorded a provision for income tax expense at our combined federal and state estimated effective tax rates of 39%. We also recognized tax credits related to the $750,000 charitable donation of Zicam products in the three months ended March 31, 2007.
Net Income
     Net income increased approximately $1.6 million to approximately $1.7 million for the three months ended March 31, 2007, compared to net income for the three months ended March 31, 2006 of approximately $97,000. The increase reflects the higher operating income and tax benefits related to the donated products.

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
Cost of Sales
     The cost of sales for 2006 increased approximately $4.2 million or 15% over the cost of sales in 2005. The increase is due to the higher number of units sold, as well as a higher average unit cost in 2006. The cost per unit sold in 2006 increased approximately 6% compared to the cost per unit sold in 2005. Cost of goods sold was negatively affected by new products, and higher costs associated with increased promotional displays.
Gross Profit
     Gross profit in 2006 increased to approximately $63.8 million or $1.5 million above gross profit in 2005. The increased gross profit is due to the increased sales, partially offset by the higher cost per unit sold. The gross margin percentage achieved in 2006 decreased to 66% compared to the gross margin achieved in 2005 of 69%. The gross margin percentage for our products varied between 50% and 80%; therefore, our average gross margin was affected by the relative mix of products sold. Our average gross margin percentage was below our goal of 70% primarily due to start-up costs for new items, a $2.5 million adjustment to our returns provision to account for increased returns of Nasal Comfort and discontinued products, and increased costs for promotional displays.
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
Research & Development
     Research and development expense increased from approximately $4.1 million in 2005 to approximately $4.7 million in 2006. Our research and development expenses were related to developing new Zicam products introduced in 2006 and continuing development work on our oral care and antacid products.
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

Liquidity and Capital Resources
     Our working capital was $44.6 million as of March 31, 2008, compared to $38.7 million at March 31, 2007. During fiscal 2008, we experienced an increase in available cash of approximately $11.0 million. The increase is primarily due to increased sales in 2008 having been converted to cash and reduced selling, general and administrative expenses. In addition, the Company repurchased 516,401 shares of our common stock for approximately $7.5 million in fiscal 2008.
     During the fiscal year ended March 31, 2008, trade receivables increased to $12.1 million from $8.3 million on March 31, 2007, primarily due to the late cold season. We have converted substantially all of those receivables to cash during our first fiscal quarter of 2009. The Company’s principal source of liquidity is cash generated from sales of our products to retailers and distributors. The majority of sales are given 30 day credit terms; however, payment terms are occasionally extended, as retailers begin to increase inventory of our products prior to the onset of the cough and cold season. The Company records an estimated allowance for potentially uncollectible accounts, which is reviewed on a monthly basis. During our review of the quarter ended June 30, 2007, we determined that our allowance for bad debt exceeded the amount of loss that would likely be incurred and we reduced the allowance amount by approximately $250,000. This reduction was reflected in selling, general and administrative expenses during that quarter. We believe our allowance as of March 31, 2008 is adequate.
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
     Historically, the Company has had very low capital expenditures since we rely on contract manufacturers to produce our products. Typical capital expenditures include investments in technology, office furniture, leasehold improvements, and small tooling requirements. However, during calendar 2006 the Company spent approximately $4.2 million for an automated manufacturing line that is presently producing our swab products. The Company occasionally provides deposits and prepayments to our manufacturers to improve and increase manufacturing capabilities for our products. Additionally, the Company’s facility lease for its corporate offices expired during fiscal 2008 and we leased new corporate office and R&D space in March, 2008. The relocation required capital expenditures and tenant improvements of approximately $650,000, which we will amortize over the term of the new lease (approximately five years) including expected renewal periods or the estimated useful life, whichever is shorter.
     We have an $8.0 million credit facility with Comerica Bank that was renewed in July 2007, until July 2009. The interest rate under the renewed credit facility is prime minus 0.25% (or 5.0% at March 31, 2008). In July 2006, we borrowed $4 million under the facility to support our working capital requirements in the third calendar quarter of 2006. We repaid the debt in the quarter ended December 31, 2006. We do not anticipate any borrowings from the credit facility for working capital needs during the next quarter. We are in compliance with the earnings and financial covenants contained in the credit facility. We believe that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months.

Contractual Obligations
     We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations
	(In thousands of dollars)
	Payments due by Period as of March 31, 2008
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	2,570	416	1,061	977	116
Purchase Obligations	1,214	1,214	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$3,784	$1,630	$1,061	$977	$116

Recently Issued Accounting Standards
     See Note 1 for a discussion of stock-based compensation accounting standards that became effective January 1, 2006.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006. The interpretation applies to tax positions within the scope of SFAS No. 109, Accounting for Income Taxes. FIN 48 is a two-step process for recognition and evaluation of uncertain tax positions. It requires the Company to assess whether a tax position is “more-likely-than-not” to be sustained based on its technical merits and then to determine the amount of the tax position to be recognized in the financial statements. The Company implemented FIN 48 beginning January 1, 2007. Adoption of FIN 48 did not have a material impact on our earnings, financial position, or cash flows. As of March 31, 2008, the Company believes that all of its tax positions are more likely than not to be sustained based on their technical merits.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), effective for fiscal years beginning after November 15, 2007. SFAS 157 provides guidance on how to measure assets and liabilities that use fair value, and expands disclosure about fair value measurement. SFAS 157 will apply whenever another GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. The Company adopted SFAS 157 as of April 1, 2008. Adoption of SFAS 157 is not expected to have a material impact on our earnings, financial position, or cash flows.
     In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements in determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 as of December 31, 2006, and its adoption did not have an impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. The FASB issued SFAS 159 to mitigate earnings volatility that arises when financial assets and liabilities are measured differently, and to expand the use of fair value measurement for financial instruments. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We adopted SFAS 159 beginning April 1, 2008. Adoption of SFAS 159 is not expected to have a material impact on our earnings, financial position, or cash flows.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations Statement 141R,” a replacement of FASB No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100% of the fair value of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fairly valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB No. 146, "Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to April 1, 2009, the adoption of SFAS 141R on April 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), which modifies and expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial condition or results of operations.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS
Forward Looking Statements
          This Report on Form 10-K, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:
•	Our belief that the reserve for litigation losses will be sufficient to resolve the remaining cases;

•	our expectations regarding a net loss for the first quarter of fiscal 2009;

•	our expectation of introducing new products during the 2008/2009 cold season;

•	our expectation regarding continued expansion of the Zicam line of products;

•	our belief that growth in sales of our products will occur;

•	our belief that our claims and advertising comply in all material respects with regulatory requirements;

•	our belief that advertising approaches and public relations efforts will continue to build brand awareness;

•	our anticipation that we will continue to incur approximately $500,000 to $750,000 in legal expense each quarter as a result of the Zicam Cold Remedy product liability and securities litigation in which we are engaged;

•	our intention to vigorously defend the Zicam Cold Remedy product liability and securities litigation claims, our expectation that additional product liability lawsuits may be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;
•	our expectation that we will continue to file for patent and trademark protection for products that we develop and introduce in the future;

•	our expectation that the trend of growth in sales in future periods will continue as we expand consumer awareness and acceptance of our entire Zicam brand of products, increase distribution, introduce new products, and avoid additional adverse publicity;

•	our expectation regarding future net income, our belief that expenditures for advertising and research and development will vary by quarter throughout the year, and our expectation that advertising expenses will be heaviest in our third and fourth fiscal quarters;

•	our expectations regarding environmental matters;

•	our expectation that our mix of products sold will change due to seasonality and varying growth rates within our four market categories;

•	our expectation of our 10 largest retailers adding new products;

•	our anticipation of sales price increases in fiscal 2009;

•	our expectations regarding retailer inventory management;

•	our expectation of continuing profitability in future years;

•	our intention to review our product return reserve provision monthly and adjust the reserve amounts as actual product return experience continues to develop;

•	our expectation of making income tax payments at our statutory rates in future years;

•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold;

•	our expectation that our net income and operating expenses in future periods will vary largely in connection with the level of our sales, advertising, research and development, and legal expenses;

•	our expectation that research and development spending will be 3% to 4% of annual net sales in subsequent years;

•	our expectation regarding dividends and retained earnings;

•	our expectation regarding investments in equipment;

•	our expectations regarding derivative instruments;

•	our expectation that earnings in future periods will be significantly impacted by the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;

•	our belief that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months;

•	our expectation regarding reimbursement for legal expense from our insurance carriers;

•	our having no plans to directly manufacture and store our products;

•	our expectation of introducing products in the Canadian market through a Canadian distributor in fiscal 2009;

•	our expectation that our manufacturers will be able to timely produce inventory adequate for sales of products through the 2008/2009 cough and cold season;

•	our expectation of achieving a higher gross margin in the future; and

•	our belief that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.
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
          Statements in this Report on Form 10-K, including those set forth in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors that could contribute to or cause actual results to differ materially from our expectations. Other such factors include (i) less than anticipated demand for our current and future products, (ii) a weak cough and cold season, (iii) lack of market acceptance for or uncertainties concerning the efficacy or safety of our current and future products or regulatory actions, including product recalls, involving our products, (iv) difficulties in increasing production or maintaining sufficient inventories to meet unexpectedly high demand in the short term, (v) financial difficulties encountered by one or more of our principal customers, (vi) difficulties in obtaining additional capital for marketing, research and development, and other expenses, (vii) material litigation involving patent and contractual claims, product liability claims, consumer issues and securities violation claims, (viii) the possibility of delays or other difficulties in implementing product improvements and introducing to the marketplace new products and brands, (ix) unanticipated issues with suppliers, (x) the possibility that future sales of our products will not be as strong as expected, and (xi) adverse publicity regarding our products or advertising restrictions.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank. In July 2006, we borrowed $4 million against our credit facility with Comerica Bank. The primary purpose for the borrowing was to provide additional liquidity as we built inventory for expected increases in sales during the second half of 2006. We generally extend payment terms for customers during the third calendar quarter as customers purchase new products and build inventory for the upcoming cough and cold season. We repaid the debt in the fourth calendar quarter of 2006 and ended fiscal 2006 with no debt. We did not have any borrowings during the transition quarter ended March 31, 2007 or the fiscal year ended March 31, 2008. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.
          As of March 31, 2008, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the year ended March 31, 2008) or commodity price risk.

     As we continue to develop plans to initiate international sales, beginning in Canada in 2009, we will evaluate whether will be subject to currency exchange risk in any material way. We do not anticipate using derivative financial instruments to manage foreign currency risk. If the volume of international business grows, we will assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into additional derivative financial instruments to mitigate this risk.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Matrixx, including the Notes to those statements, are included in Part IV, Item 15 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
     a) Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of March 31, 2008 in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our filings under the Exchange Act.
     b) Management’s Annual Report on Internal Control Over Financial Reporting
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
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
     Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting.  Management reviewed the results of the assessment with the Audit Committee of the Board of Directors.  Based on such assessment, management determined that, at March 31, 2008, we maintained effective internal control over financial reporting.
     Mayer Hoffman McCann, P.C., the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. The report is included below in this Item under the heading “Report on Internal Control over Financial Reporting of Independent Registered Public Accounting Firm.”

REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Matrixx Initiatives, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Matrixx Initiatives, Inc. and subsidiaries (the “Company”) did maintain effective internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2008 of the Company and our report dated June 11, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ Mayer Hoffman McCann, P.C.
MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
June 12, 2008

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this Item for our executive officers is set forth in Part I of this Form 10-K under the heading “Executive Officers of Matrixx.” Other information required by this Item is set forth in our Proxy Statement relating to our 2008 annual meeting of stockholders to be held on August 26, 2008 (the “2008 Proxy Statement”), under the headings, “Information Concerning Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Additional Information — How do we submit shareholder proposals and director nominations for the next Annual Meeting?” and “Information about our Board, Its Committees and our Corporate Governance — What are the responsibilities of the Audit Committee?” and is incorporated herein by this reference as if set forth in full.
     We have adopted a Code of Ethics that applies to our principal executive officer, our principal financial officer and our controller, as well as to all of our other employees. A copy of the Code of Ethics was attached as an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2003 and is available on our website (www.matrixxinc.com). We will make a copy of the Code of Ethics available to any person without charge, upon request, by writing to Matrixx Initiatives, Inc., 8515 E. Anderson Dr., Scottsdale, AZ 85255, Attn: Corporate Secretary. If we make any substantive amendment to the Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver in a Report on Form 8-K within four business days after such amendment is made or such waiver is given.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item is set forth in the 2008 Proxy Statement, under the headings, “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by this reference as if set forth in full.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item for certain of our beneficial owners is set forth in the 2008 Proxy Statement, under the heading, “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by this reference as if set forth in full.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table sets forth information as of March 31, 2008 with respect to our compensation plans and individual compensation arrangements under which our equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision to us of goods or services.

Number of Securities
Remaining Available for
	Number of Securities	Weighted- Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants,	(Excluding Securities
Plan Category	Warrants, and Rights	and Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	549,134	$12.27	337,707
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	549,134	$12.27	337,707
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this Item is set forth in the 2008 Proxy Statement, under the headings, “Information About our Board, Its Committees and our Corporate Governance,” “What are our processes and procedures for considering and determining executive compensation? — The Compensation Committee” and “Related Party Transactions” and is incorporated herein by this reference as if set forth in full.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is set forth in the 2008 Proxy Statement, under the heading, “Audit Matters” and is incorporated herein by this reference as if set forth in full. The information set forth in the 2008 Proxy Statement under the heading “Report of the Audit Committee” is not incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)1. Financial Statements
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page
Report of Independent Registered Public Accounting Firm	46

Consolidated Balance Sheets as of March 31, 2008 and 2007	47

Consolidated Statements of Income for the year ended March 31, 2008, three months ended March 31, 2007 and 2006 (Unaudited), and the years ended December 31, 2006 and 2005	48

Consolidated Statements of Changes in Stockholders’ Equity for the year ended March 31, 2008, three months ended March 31, 2007 and 2006, and the years ended December 31, 2006 and 2005	49

Consolidated Statements of Cash Flows for the year ended March 31, 2008 , three months ended March 31, 2007 and 2006 (Unaudited), and the years ended December 31, 2006 and 2005	52

Notes to Consolidated Financial Statements	53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Matrixx Initiatives, Inc.
We have audited the accompanying consolidated balance sheets of Matrixx Initiatives, Inc. and subsidiaries (the “Company”) as of March 31, 2008 and March 31, 2007 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year ended March 31, 2008, three months ended March 31, 2007 and for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2008 and 2007, and the results of their operations and their cash flows for the year ended March 31, 2008, three months ended March 31, 2007, and the years ended December 31, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 11, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Mayer Hoffman McCann, P.C.
MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
June 12, 2008

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND 2007

	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$27,932,672	$16,944,189
Accounts receivable:
Trade, net of allowance for doubtful accounts of $209,377 and $429,031	12,051,847	8,256,929
Other receivable	39,363	—
Insurance receivable	75,000	2,200,000
Inventories	11,530,060	15,458,928
Prepaid expenses	1,743,521	584,771
Interest receivable	73,904	84,191
Income tax receivable	—	1,370,277
Deferred tax asset	1,739,490	3,361,605

Total Current Assets	55,185,857	48,260,890

Property and Equipment, at cost:
Office furniture and computer equipment	1,560,403	1,356,931
Machine tooling and manufacturing equipment	5,330,728	5,225,020
Laboratory furniture and equipment	437,267	339,343
Leasehold improvements	514,674	350,576

	7,843,072	7,271,870
Less accumulated depreciation	(2,753,222)	(1,925,598)

Net Property and Equipment	5,089,850	5,346,272

Other Assets:
Deposits	379,205	221,963
Other assets	110,034	82,770
Restricted cash	500,000	500,000
Debt issuance costs, net of accumulated amortization of $5,398 and $48,061	8,997	7,171
Patents, net of accumulated amortization of $582,670 and $446,002	1,834,791	1,692,115
Goodwill	15,039,836	15,039,836

Total Other Assets	17,872,863	17,543,855

Total Assets	$78,148,570	$71,151,017

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,307,881	$2,584,553
Accrued expenses	4,433,841	3,162,814
Sales commissions	533,384	372,206
Sales returns and allowances	1,271,791	2,391,290
Legal liability	1,100,000	1,045,000
Accrued taxes	1,927,025	—

Total Current Liabilities	10,573,922	9,555,863

Deferred tax liability	2,022,427	1,160,328

Total Liabilities	12,596,349	10,716,191

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 10,175,412 and 10,079,317 shares issued	10,175	10,079
Additional paid-in capital	50,960,220	49,122,216
Retained earnings	22,126,374	11,698,835

	73,096,769	60,831,130
Less common stock held in treasury, at cost (547,769 and 53,800 shares)	(7,544,548)	(396,304)

Total Stockholders’ Equity	65,552,221	60,434,826

Total Liabilities and Stockholders’ Equity	$78,148,570	$71,151,017

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEAR ENDED MARCH 31, 2008, THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED),
AND THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Year ended	Three months ended March 31,		Years ended December 31,
	March 31,		(Unaudited)
	2008	2007	2006	2006	2005

Net sales	$100,972,384	$19,045,754	$17,675,959	$96,230,780	$90,460,595
Cost of sales	34,532,099	7,047,655	5,865,211	32,445,499	28,201,154

Gross Profit	66,440,285	11,998,099	11,810,748	63,785,281	62,259,441

Selling, general and administrative expenses	46,520,327	8,730,650	10,692,507	51,946,219	54,196,370
Research and development	4,108,354	1,137,671	1,126,846	4,684,837	4,069,367

Income From Operations	15,811,604	2,129,778	(8,605)	7,154,225	3,993,704

Other Income (Expense):
Interest and other income	653,422	203,374	173,911	501,845	417,724
Interest expense	—	—	—	(116,639)	—

Total Other Income	653,422	203,374	173,911	385,206	417,724

Income Before Provision For Income Taxes	16,465,026	2,333,152	165,306	7,539,431	4,411,428

Provision for income taxes	6,037,487	623,921	68,546	2,612,803	1,332,936

Net Income	$10,427,539	$1,709,231	$96,760	$4,926,628	$3,078,492

Net Income Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,704,579	9,749,162	9,565,963	9,620,362	9,486,288
Net Income Per Share of Common Stock	$1.07	$0.18	$0.01	$0.51	$0.32

Diluted:
Weighted Average Number of Common Shares Outstanding	10,001,307	10,031,008	10,027,666	9,965,786	9,769,922
Net Income Per Share of Common Stock	$1.04	$0.17	$0.01	$0.49	$0.32
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED MARCH 31, 2008, THE THREE MONTHS ENDED MARCH 31, 2007 AND THE YEARS ENDED
DECEMBER 31, 2006 AND 2005

	Series A				Additional			Total
	Preferred Stock		Common Stock		Paid In	Treasury	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2004	—	$—	9,520,198	$9,520	$42,527,862	$(396,304)	$1,984,484	$44,125,562

Issuance of common stock upon exercise of stock options	—	—	23,134	23	184,106	—	—	184,129

Issuance of restricted stock pursuant to the Company’s restricted stock bonus program	—	—	56,197	56	641,052	—	—	641,108

Income tax benefit from the exercise of stock options	—	—	—	—	80,344	—	—	80,344

Net income	—	—	—	—	—	—	3,078,492	3,078,492

Balance at December 31, 2005	—	—	9,599,529	9,599	43,433,364	(396,304)	5,062,976	48,109,635

Issuance of common stock upon exercise of stock options	—	—	244,965	245	2,479,671	—	—	2,479,916

Issuance of restricted stock pursuant to the Company’s restricted stock program	—	—	103,258	104	1,342,960	—	—	1,343,064

Income tax benefit from the exercise of stock options	—	—	—	—	1,077,402	—	—	1,077,402

Stock option expense pursuant to SFAS 123R	—	—	—	—	150,800	—	—	150,800

Net income	—	—	—	—	—	—	4,926,628	4,926,628

Balance at December 31, 2006	—	—	9,947,752	9,948	48,484,197	(396,304)	9,989,604	58,087,445

Issuance of common stock upon exercise of stock options	—	—	27,333	27	251,790	—	—	251,817

Issuance of restricted stock pursuant to the Company’s restricted stock program	—	—	104,232	104	287,819	—	—	287,923

Income tax benefit from the exercise of stock options	—	—	—	—	80,717	—	—	80,717

Stock option expense pursuant to SFAS 123R	—	—	—	—	17,693	—	—	17,693

Net income	—	—	—	—	—	—	1,709,231	1,709,231

Balance at March 31, 2007	—	—	10,079,317	10,079	49,122,216	(396,304)	11,698,835	60,434,826
(Continued)

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED MARCH 31, 2008, THE THREE MONTHS ENDED MARCH 31, 2007 AND THE YEARS ENDED
DECEMBER 31, 2006 AND 2005
(CONTINUED)

	Series A				Additional			Total
	Preferred Stock		Common Stock		Paid In	Treasury	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Equity
Issuance of common stock upon exercise of stock options	—	$—	59,767	$60	$611,083	$—	$—	$611,143

Issuance of restricted stock pursuant to the Company’s restricted stock program	—	—	58,760	58	1,294,506	—	—	1,294,564

Purchase of treasury stock	—	—	—	—	—	(7,463,393)	—	(7,463,393)

Retirement of treasury stock	—	—	(22,432)	(22)	(315,127)	315,149	—	—

Income tax benefit from the exercise of stock options	—	—	—	—	231,401	—	—	231,401

Stock option expense pursuant to SFAS 123R	—	—	—	—	16,141	—	—	16,141

Net income	—	—	—	—	—	—	10,427,539	10,427,539

Balance at March 31, 2008	—	$—	10,175,412	$10,175	$50,960,220	$(7,544,548)	$22,126,374	$65,552,221

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

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 2008, THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED),
AND THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Year ended	Three months ended March 31,		Years ended December 31,
	March 31,		(Unaudited)
	2008	2007	2006	2006	2005
Cash Flows From Operating Activities
Net income	$10,427,539	$1,709,231	$96,760	$4,926,628	$3,078,492
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	1,057,299	491,520	138,429	630,599	345,761
Amortization	149,130	40,346	48,448	170,691	83,415
Provision for bad debts	(219,654)	18,335	(277,443)	(232,219)	87,675
Deferred income taxes	2,484,214	539,333	(9,348)	1,540,738	(88,142)
Common stock issued for compensation	1,542,106	386,333	978,938	2,571,266	641,108
Changes in assets and liabilities:
Accounts receivable	(3,614,627)	15,598,763	20,667,204	6,312,460	(17,655,917)
Insurance receivable	2,125,000	(797,033)	—	3,397,033	(4,800,000)
Interest receivable	10,287	(37,937)	(43,401)	78,279	(66,875)
Income tax receivable	1,370,277	—	—	(1,370,277)	—
Inventories	3,928,868	1,326,416	(2,723,980)	(7,982,209)	(1,561,701)
Prepaid expenses and other	(1,186,014)	169,532	81,644	58,767	(8,254)
Accounts payable	(1,276,672)	(12,729,552)	(4,303,561)	6,572,454	4,042,335
Accrued expenses	3,359,230	(3,175,957)	(3,459,475)	(4,546,972)	3,471,133
Legal liability	55,000	(126,500)	(12,000,000)	(12,073,500)	13,245,000
Sales returns and allowances	(1,119,499)	(340,830)	(1,206,721)	(1,148,432)	1,275,292

Net Cash Provided (Used) By Operating Activities	19,092,484	3,072,000	(2,012,506)	(1,094,694)	2,089,322

Cash Flows From Investing Activities
Capital expenditures	(800,877)	(310,750)	(67,193)	(4,997,736)	(1,867,296)
Deposits and other	(436,586)	(16,500)	(38,974)	802,846	(788,119)
Restricted cash	—	—	—	4,500,000	—

Net Cash Provided (Used) By Investing Activities	(1,237,463)	(327,250)	(106,167)	305,110	(2,655,415)

Cash Flows From Financing Activities:
Proceeds from borrowing	—	—	—	4,000,000	—
Principal payments on notes payable	—	—	—	(4,000,000)	—
Debt issuance costs	(14,288)	—	(2,939)	(9,381)	(45,851)
Issuance of common stock	611,143	251,817	1,256,382	2,479,916	184,129
Purchase of treasury stock	(7,463,393)	—	—	—	—

Net Cash (Used) Provided By Financing Activities	(6,866,538)	251,817	1,253,443	2,470,535	138,278

Net Increase (Decrease) in Cash and Cash Equivalents	10,988,483	2,996,567	(856,230)	1,680,951	(427,815)

Cash and Cash Equivalents at Beginning of Period	16,944,189	13,947,622	12,266,671	12,266,671	12,694,486

Cash and Cash Equivalents at End of Period	$27,932,672	$16,944,189	$11,401,441	$13,947,622	12,266,671

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—	$115,222	$—
Income taxes	—	—	860,790	2,021,243	814,164

Supplemental Disclosure of Noncash Financing Activities:
Retirement of treasury stock	$315,149	$—	$—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
   Organization
     Gum Tech International, Inc. (the “Company”) was incorporated in Utah on February 4, 1991 to develop, market and distribute specialty chewing gum products for branded and private label customers, as well as products marketed under the Company’s brand. The Company sold its gum operations in July 2001. On June 18, 2002, the Company completed its previously announced plans to reincorporate in Delaware and change its name to Matrixx Initiatives, Inc. (“Matrixx” or the “Company”). The reincorporation and name change were effectuated through a merger of the Company (then Gum Tech International, Inc.) with and into its wholly-owned Delaware subsidiary, Matrixx Initiatives, Inc. The timing of the merger (including the resulting reincorporation and name change) immediately followed the receipt of approval of the Company’s shareholders at its regularly scheduled annual meeting held on such date. The authorized capital stock of Matrixx consists of (i) 30,000,000 shares of common stock, $.001 par value, (“common stock”), and (ii) 2,000,000 shares of preferred stock, $.001 par value. Upon the effectiveness of the merger, each share of Gum Tech International, Inc. common stock issued and outstanding immediately before the merger was extinguished and converted into one issued and outstanding share of Matrixx common stock. All dollar amounts have been retroactively restated for the change in the capital structure.
     The Company’s sole business segment in the fiscal year ended March 31, 2008, three-month transition period ended March 31, 2007, and calendar years 2006 and 2005, was developing, marketing and selling over the counter products with an emphasis on those that utilize unique or novel delivery systems through a wholly-owned subsidiary, Zicam, LLC. During 2005, we formed Zicam Swab Products, LLC (ZSP) to purchase the dry handle swab technology from a third party. During 2006, we formed Matrixx Oral Care, LLC (MOC), subsequently renamed Zicare, LLC (Zicare), to pursue development of an over-the-counter oral care product. In May 2008, we formed Zicam Canada, Inc. to commercialize sales of Zicam products in Canada.
   Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Zicam, ZSP, and Zicare. All significant intercompany accounts and transactions have been eliminated.
   Change of Fiscal Year
     Because of the extreme seasonality in the Company’s business, on February 9, 2007, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to March 31 in order to better align the Company’s operations and financial results with the entire cold season. The three month period ended March 31, 2007 was the Company’s transition period and the Company’s new fiscal year began April 1, 2007 and ended March 31, 2008. All comparative presentations for the three-months ended March 31, 2006 are unaudited.
   Cash and Cash Equivalents
     For purposes of the consolidated financial statements, the Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash deposits in each institution are insured in limited amounts by the Federal Deposit Insurance Corporation (FDIC).
   Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable are recorded at the invoice amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. The Company determines the allowance based on historical write-off experience, current market trends and, for larger accounts, the ability to pay outstanding balances. Past due balances over 90 days and other higher risk amounts are reviewed individually and collectively. In addition, the Company maintains a reserve for all invoices by applying a percentage based on historical trends. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote. During fiscal 2008, we determined that our allowance for bad debt exceeded the amount of loss

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that would likely be incurred and we reduced the allowance amount by approximately $250,000, which reduced selling, general and administrative (“SG&A”) expenses by an equal amount.
   Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out pricing method.
   Property and Equipment
          Depreciation of the primary asset classifications is calculated based on the following estimated useful lives using the straight-line method.

Classification	Useful Life in Years
Machine tooling and manufacturing equipment	3-7
Office furniture and computer equipment	3-5
Laboratory equipment and furniture	3-5
Leasehold improvements	2-5
     For the twelve months ended March 31, 2008 depreciation of property and equipment was $1,075,299. In addition, for the three months ended March 31, 2007 and 2006 and the years ended December 31, 2006 and 2005, depreciation of property and equipment charged to selling, general and administrative expenses was $491,520, $138,429, $630,599, and $345,761, respectively.
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
   Intangible Assets
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is assessed at least annually for impairment using the fair value methodology. The Company completed its annual assessment in the quarter ended September 30, 2007. There were no impairments recorded in any period presented.
     The original Cold Remedy patent is being amortized using the straight-line method over the remaining term of the patent at the date of purchase of 16.75 years. The estimated aggregate amortization expense for the Company’s Cold Remedy patent is $67,081 on an annual basis for each of the next five years. Amortization expense for the Cold Remedy patent was $67,081 for the year ended March 31, 2008; $16,770 for the three months ended March 31, 2007 and 2006; and, $67,081 for each of the years ended December, 31, 2006 and 2005. The patent acquired on October 31, 2005 related to the Zicam Cold Remedy dry handle swab products is being amortized using the straight-line method over the remaining term of the patent, which, at the date of purchase was 14.88 years. The estimated aggregate amortization expense for the Zicam Cold Remedy dry handle swab patent is $76,200 on an annual basis for each of the next five years. Amortization expense was $69,588 for the year ended March 31, 2008, $15,743 for the three months ended March 31, 2007 and 2006, and $62,971 and $10,495 for the years ended December 31, 2006 and 2005, respectively.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company recorded $8,748 in calendar 2006 for debt issuance costs related to the $500,000 letter of credit associated with the product liability insurance policy that began in April 2006. The Company recorded $23,327 in 2005 for debt issuance costs related to the $5.0 million letter of credit established for the self-structured product liability insurance policy that began in April 2004. These costs are amortized over one year. The Company amortizes the debt issuance costs associated with the Company’s Comerica Bank credit facility over the term of the facility. Debt issuance costs of $14,395 were recorded in fiscal 2008 for the renewal of the credit facility with a term through June 30, 2009. The Company recorded $12,569 in amortization expense during the year ended March 31, 2008, $7,832 in the three months ended March 31, 2007, and $31,893 in calendar year 2006 for amortization of expenses related to the Company’s Comerica Bank credit facility. The Company recorded $31,287 in 2005 for amortization of expenses related to the letter of credit and the credit facility.
     Goodwill is considered to have an indefinite life and, therefore, it is not amortized, but instead is tested for impairment at least annually. There was no impairment recorded in the year ended March 31, 2008, three months ended March 31, 2007, or in calendar years 2006 or 2005.
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
   Stock-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS No. 123R (Revised 2004), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Boards Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the Company to measure the cost of services received in exchange for equity instruments based on the grant-date fair value of the award, with that cost recognized to expense over the requisite service or vesting period. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such equity instruments. The Company uses the Black-Scholes option-pricing model in valuing such equity instruments. Upon adoption, the Company transitioned to SFAS No. 123R using the Modified Prospective Application (MPA) transition method, whereby compensation cost is recognized for new awards and awards modified after the effective date, and to that portion of outstanding awards for which part or all of the requisite service will be rendered on or after the effective date. Prior periods’ stock-based compensation for option plan activity is still presented on a pro forma basis. As a result of the adoption of SFAS No. 123R, in calendar year 2006 the Company recognized pre-tax charges of $150,800 as compensation expense, approximately $93,000 after tax, related to unvested options as of January 1, 2006. In addition, for the three months ended March 31, 2007 and 2006 the Company recognized pre-tax charges of $17,700 and $55,000, respectively, approximately $11,000 and $34,000 after tax, respectively. During the fiscal year ended March 31, 2008, the Company recognized pre-tax charges of $16,000, approximately $9,800 after tax. The earnings per share impact in all of those periods was immaterial. The Company does not expect to recognize any additional charges in association with stock options as the Company anticipates future equity compensation will be in the form of restricted stock grants instead of options. These charges do not affect the Company’s cash position.
     On February 7, 2005, the Company’s Compensation Committee approved a new executive stock ownership requirement and approved the immediate vesting of all outstanding stock options previously granted under the Company’s option plans, including those granted to executive officers and directors, for which the option exercise price was above the closing price on February 7, 2005.
     The following table details the effect on net income and earnings per share as if compensation expense had been recorded for the year ended December 31, 2005 based on the fair value method under SFAS No. 123. The reported and pro forma net income and earnings per share for the three months ended March 31, 2007 and year ended December 31, 2006 is the same since share-based compensation expense is calculated under the provisions of SFAS No. 123R.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net income applicable to common shareholders, as reported	$3,078,492
Add stock-based employee compensation expense included in net earnings, net of tax	—
Less stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	1,546,183

Proforma Net Income	$1,532,309

Net income per share of common stock:
Basic:
As reported	$0.32
Pro forma	$0.16
Diluted
As reported	$0.32
Pro forma	$0.16
     The fair value for options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the year ended December 31, 2005:

2005
Risk-free interest rate	3.66%
Expected life	5.00 years
Expected volatility	61.40%
Expected dividend yield	0%
     The Company has granted restricted stock to directors, officers, and management employees as part of its overall compensation plan. Compensation expense is based on the fair value of the shares on the date of their grant (as determined by the closing stock price on the grant date), and is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense recognized in the year ended March 31, 2008, for restricted stock awards previously granted, was approximately $1.2 million, or $750,000 after tax. During the three-month transition period ended March 31, 2007, the Company recognized approximately $281,900, or approximately $173,000 after tax, for compensation expense related to restricted stock awards. During the year ended December 31, 2006 compensation expense for restricted stock awards was approximately $736,000. Also, during the year ended March 31, 2008, 4,544 shares of restricted stock were issued to two directors, in lieu of cash, under the Directors Restricted Stock Purchase Program for quarterly director compensation.
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

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Research and Development
     Research and development costs are expensed as incurred.
Marketing and Advertising
     The Company expenses marketing and advertising costs as incurred. Marketing expense was: $29,123,368 and $29,854,733 for the years ended March 31, 2008 and 2007, respectively; $5,014,921 and $6,698,927 for the three months ended March 31, 2007 and 2006, respectively; and $31,538,778 and $25,002,100 for the years ended December 31, 2006 and 2005, respectively.
Net Income Per Share of Common Stock
     Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the treasury stock method.
     The schedule below summarizes the elements included in the calculation of basic and diluted earnings per common share for the year ended March 31, 2008, three months ended March 31, 2007 and 2006, and the years ended December 31, 2006 and 2005. Options, warrants and other incremental shares to purchase 177,000, 232,000, and 264,752 shares of common stock at March 31, 2008 and 2007, and December 31, 2005, respectively, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. The shares were anti-dilutive because the share exercise price exceeded the average market price of the common stock during the period. There were no anti-dilutive shares at December 31, 2006 or March 31, 2006.

	Year Ended March 31,	Three Months Ended March 31,		Years Ended December 31,
	2008	2007	2006	2006	2005
Net income applicable to common shareholders	$10,427,539	$1,709,231	$96,760	$4,926,628	$3,078,492

Weighted average common shares outstanding — Basic	9,704,579	9,749,162	9,565,963	9,620,362	9,486,288

Dilutive securities	296,728	281,846	461,703	345,424	283,634

Weighted average common shares outstanding — Diluted	10,001,307	10,031,008	10,027,666	9,965,786	9,769,922

Net Income per common share:
Basic	$1.07	$0.18	$.01	$0.51	$0.32
Diluted	$1.04	$0.17	$.01	$0.49	$0.32
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
Recently Issued Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006. The interpretation applies to tax positions within the scope of SFAS No. 109, Accounting for Income Taxes. Interpretation 48 is a two-step process for recognition and evaluation of uncertain tax positions. It requires the Company to assess whether a tax position is “more-likely-than-not” to be sustained based on its technical merits and then to determine the amount of the tax position to be recognized in the financial statements. The Company implemented FIN 48 beginning January 1, 2007. Adoption of FIN 48 did not have a material impact on our earnings,

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial position, or cash flows. As of March 31, 2008, the Company believes that all of its tax positions are more likely than not to be sustained based on their technical merits.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), effective for fiscal years beginning after November 15, 2007. SFAS 157 provides guidance on how to measure assets and liabilities that use fair value, and expands disclosure about fair value measurement. SFAS 157 will apply whenever another GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. The Company has adopted SFAS 157 as of April 1, 2008. Adoption of SFAS 157 did not have a material impact on our earnings, financial position, or cash flows.
     In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements in determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 as of December 31, 2006, and its adoption did not have an impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. The FASB issued SFAS 159 to mitigate earnings volatility that arises when financial assets and liabilities are measured differently, and to expand the use of fair value measurement for financial instruments. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We adopted SFAS 159 beginning April 1, 2008. Adoption of SFAS 159 did not have a material impact on our earnings, financial position, or cash flows.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations Statement 141R,” a replacement of SFAS No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fairly valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to April 1, 2009, the adoption of SFAS 141R on April 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), which modifies and expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial condition or results of operations.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Inventories
     Inventories consist of the following at March 31, 2008 and 2007:

	March 31,	March 31,
	2008	2007
Raw materials and packaging	$3,887,906	$4,391,903
Finished goods	7,642,154	11,067,025

Total	$11,530,060	$15,458,928

3. Current Notes Payable
     The Company has an $8.0 million credit facility with Comerica Bank that was renewed in July 2007, until July 2009. The interest rate under the renewed credit facility is prime minus 0.25% (or 5.0% at March 31, 2008) collateralized by accounts receivable, inventory, property and equipment, intangible assets and other assets of the Company. The line also contains various financial covenants regarding liquidity, tangible net worth, and other financial ratios. Also, the Company cannot incur a loss for any two consecutive quarters and the Company cannot incur a loss for any fiscal year. The Company is also restricted from paying dividends without the lender’s consent. We did not have any borrowings under the credit facility during the year ended March 31, 2008, or three months ended March 31, 2007. In July 2006, we borrowed $4 million under the facility to support our working capital requirements in the third calendar quarter of 2006. We repaid the debt in the quarter ended December 31, 2006. We are in compliance with the earnings and financial covenants contained in the credit facility.
4. Reserves
     The following schedules summarize the activity in the reserves for sales returns and allowances and allowance for doubtful accounts for the year ended March 31, 2008, three months ended March 31, 2007, and each of the years ended 2006 and 2005:

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period
Reserves for Sales Returns and Allowances
December 31, 2005	$2,605,260	$11,796,458	$10,521,166	$3,880,552
December 31, 2006	3,880,552	14,871,924	16,020,356	2,732,120
March 31, 2007	2,732,120	2,909,400	3,250,230	2,391,290
March 31, 2008	2,391,290	15,432,925	16,699,644	1,124,571

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period
Allowance for Doubtful Accounts
December 31, 2005	$555,240	$92,568	$4,893	$642,915
December 31, 2006	642,915	97,286	329,505	410,696
March 31, 2007	410,696	18,827	492	429,031
March 31, 2008	429,031	20,676	240,330	209,377
5. Income Taxes
     The components of the provision for income taxes for the year ended March 31, 2008, three months ended March 31, 2007 and 2006, and the years ended December 31, 2006, and 2005, are as follows:

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,	Three Months Ended March 31,		Years Ended December 31,
	2008	2007	2006	2006	2005
Current:
Federal	$2,094,047	$66,041	$60,281	$881,511	$1,107,248
State	390,167	18,548	8,265	190,554	394,137

Total	2,484,214	84,589	68,546	1,072,065	1,501,385

Deferred:
Federal	3,013,768	504,901	—	1,137,312	131,506
State	539,505	34,431	—	403,426	36,943

Total	3,553,273	539,332	—	1,540,738	168,449

Total Provision For Income Taxes	$6,037,487	$623,921	$68,546	$2,612,803	$1,332,936

     The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision for income taxes as follows:

	Year Ended March 31,	Three Months Ended March 31,		Years Ended December 31,
	2008	2007	2006	2006	2005
Federal statutory rate	34%	34%	34%	34%	34%
State income taxes, net of federal benefits	5	5	5	5	5
Current period tax credits	(1)		—	(2)	(11)
Charitable contributions	(1)	(12)	—	(3)	—
Other	—	—	2	—	2
Net operating loss carryover	—	—	—	—	—

Total	37%	27%	41%	34%	30%

     The components of deferred tax assets and liabilities as of March 31, 2008 and 2007 are as follows:

	2008	2007
Current deferred tax assets
Net operating loss carryforwards	$—	$555,600
Reserves and accrued expenses	718,800	1,165,000
Charitable contributions carryforward	—	1,047,300
Accrued legal liabilities	423,500	402,300
Reserve for bad debts	80,600	165,200
Research and development credit	—	140,000
Inventory valuation reserve	516,590	733,205

Total current deferred tax assets	1,739,490	4,208,600

Current deferred tax liabilities
Accrued receivable	—	(847,000)

Net current deferred tax assets	$1,739,490	$3,361,605

Non-current deferred tax assets
Restricted stock compensation	828,500	980,200
Other	—	18,062

Total non-current deferred tax assets	$828,500	$998,262

Non-current deferred tax liabilities
Amortization of intangible assets	(2,463,827)	(2,058,900)
Depreciation	(387,100)	(99,690)

Total non-current deferred tax liabilities	(2,850,927)	(2,158,590)

Net non-current deferred tax liabilities	$(2,022,427)	$(1,160,328)

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history and trends, sales backlog and projections of future net income. As of March 31, 2008 and 2007, the Company did not record a valuation allowance.
     The Company’s policy is to classify income tax penalties and interest as income taxes in its financial statements. During the year ended March 31, 2008, the Company did not incur any penalties or interest. At March 31, 2008, the Company did not have any unrecognized tax benefits.
     The tax benefits associated with employee exercises of non-qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduced income taxes currently payable. The Company has determined that it is more likely than not that the amounts will be realized and has recorded benefits charged to additional paid-in-capital for the year ended March 31, 2008, three months ended March 31, 2007, and the years ended December 31 2006 and 2005 of $231,401, $80,717, $1,077,402, and $80,344, respectively.
     At December 31, 2006, the Company had a $1.4 million loss carryforward due to the settlement of the consolidated Arizona litigation in 2006. The Company exhausted this carryforward in fiscal year 2008.
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
7. Stockholders’ Equity
Stock Repurchase Plan
     In April 2004, the Company’s Board of Directors authorized a Common Stock Repurchase Program for up to 1.0 million shares of the Company’s common stock. During fiscal 2008, the Company purchased 493,969 shares of common stock on the open market at an aggregate cost of $7,148,245. In addition, the Company repurchased 22,432 shares of common stock at an aggregate cost of $315,148, from employees and directors to satisfy tax withholding requirements associated with vested restricted stock. No common stock was repurchased during the three months ended March 31, 2007 or the years ended December 31, 2006 and 2005.
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

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Directors Restricted Stock Purchase Program
     In 2002, the Company established a Director Restricted Stock Purchase Program (the “Program”). Under the Program the number of shares to which the Director will be entitled is equal to the cash portion of compensation payable to him/her for Directors fees by the Company that he/she wishes to apply to the purchase of shares under the Program divided by 80% of the closing price of the Company’s stock price on the date the cash consideration would be paid. Shares issued under the Program are restricted until the first to occur of (i) the expiration of three years from the date the shares are issued, (ii) a change in control of the Company, and (iii) the Director’s death, disability, or mandatory retirement.
8. Stock Options
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
     The following table contains information on the stock options under the Company’s 2001 Plan for the year ended March 31, 2008. The outstanding options expire from October 2008 to July 2011.

		Weighted-	Weighted-Average
		Average	Remaining Contractual	Aggregate Intrinsic
Options	Shares	Exercise Price	Term	Value
Options outstanding at March 31, 2007	653,901	$12.47
Granted	-
Exercised	(59,767)	10.23
Cancelled	(45,000)	17.90

Options outstanding at March 31, 2008	549,134	$12.27	2.88 years	$1,881,576

Exercisable at March 31, 2008	549,134	$12.27	2.88 years	$1,881,576

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     No options were granted in the year ended March 31, 2008, three months ended March 31, 2007 or calendar 2006. The weighted average fair value of options granted was $6.05 in 2005.
     The total intrinsic value of options exercised during the year ended March 31, 2008, three months ended March 31, 2007 and 2006 and the fiscal years ended December 31, 2006 and 2005 was $569,000, $210,000, $1.6 million, $3.0 million, and $197,000, respectively. The total fair value of shares vested during the fiscal years ended December 31, 2006 and 2005 was $1.5 million and $6.2 million, respectively. No shares vested during the year ended March 31, 2008 or three months ended March 31, 2007.
     Cash received from the exercise of options for the year ended March 31, 2008 was approximately $611,000. The related tax benefit realized was approximately $231,000.
     A summary of the Company’s restricted stock awards is presented below:

		Weighted-Average Grant-
	Shares	Date Fair Value
Nonvested at March 31, 2007	260,620	$16.68
Granted	61,510	15.77
Vested	(118,301)	14.67
Forfeited	(2,750)	20.58

Nonvested at March 31, 2008	201,079	$17.45

     The weighted average fair value of restricted stock awards granted for the three months ended March 31, 2007 and 2006, and the years ended December 31, 2006 and 2005 was $16.51, $21.66, $21.51, and $11.41, respectively.
     As of March 31, 2008, the Company had approximately $1.9 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted-average period of approximately 19 months.
     The fair value of the Company’s restricted stock awards was determined using the closing price of the Company’s shares on the respective grant dates.
   Other Stock Option Information
     The following table summarizes information about the Company’s stock-based compensation plan at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted
		Remaining	Average		Weighted
Range of	Number	Contractual Life	Exercise	Number	Average
Exercise Prices	Outstanding	in Years	Price	Exercisable	Exercise Price
$ 7.00 — $10.00	205,134	2.36	$8.39	205,134	$8.39
$10.00 — $13.00	167,000	3.63	$11.05	167,000	$11.05
$17.00 — $19.00	177,000	2.79	$17.92	177,000	$17.92
Compensation Expense
     Effective January 1, 2006, the Company adopted SFAS No. 123R (Revised 2004), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees". SFAS No. 123R requires the Company to measure the cost of services received in exchange for equity instruments based on the grant-date fair value of the award, with the cost recognized over the requisite service or vesting period.
     As a result of its adoption of SFAS No. 123R, the Company recognizes compensation expense related to unvested options as of January 1, 2006. For the year ended December 31, 2006, the Company recognized

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
compensation expense of $150,800, approximately $93,000 after tax. For the three months ended March 31, 2007 and 2006, the Company recognized compensation expense of $17,700, approximately $11,000 after tax, and, $55,000, approximately $34,000 after tax, respectively. For the year ended March 31, 2008, the Company recognized compensation expense of $16,000, approximately $10,000 after tax. The amounts were calculated in prior periods using the Black-Scholes option pricing model. The Company does not expect to recognize any additional expense in fiscal 2009 relating to the aforementioned stock options.
     The Company issues shares of its restricted common stock to employees, pursuant to the Company’s restricted stock program, and the Company records compensation expense for the value of the shares issued over the requisite service period. In early 2005, the Company granted 24,197 shares valued at $259,633, or $10.73 per share, and throughout 2005, the Company granted 4,000 shares of restricted stock, with a value of $46,000. The Company recorded $841,650 in compensation expense for shares of restricted stock to be granted to employees in early 2006. During the three months ended March 31, 2007 and 2006, the Company recorded compensation expense of $102,766 and $37,477, respectively, related to its restricted stock program. In fiscal 2008, ended March 31, 2008, the Company recognized $664,296 in compensation expense related to its restricted stock program.
9. Commitments and Contingencies
Leases
     The Company leases its office facilities under a long-term leasing arrangement. The following is a schedule of future minimum lease payments at March 31, 2008 under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year:

Year Ending
March 31,	Leases
2009	$416,127
2010	523,257
2011	537,703
2012	517,374
2013	459,229
Thereafter	115,649

Total Minimum Lease Payments	$2,569,339

     Rental expense charged to operations for the year ended March 31, 2008, three months ended March 31, 2007 and 2006, and the years ended December 31, 2006 and 2005 was $329,858, $80,765, $43,833, $136,189, and $147,188, respectively.
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
     For the fiscal year ended March 31, 2008, litigation expense decreased to approximately $2.5 million (net of $560,000 for insurance reimbursements), compared to $4.1 million for the twelve months ended March 31, 2007 (net of $1.6 million for insurance reimbursements). For the three-month transition period ended March 31, 2007, litigation expense was approximately $1.0 million, reduced by reimbursement of approximately $1.6 million from our insurance carriers for litigation expense incurred prior to 2006. For the fiscal year ended December 31, 2006,

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
litigation expense was approximately $6.0 million. In the fiscal year ended December 31, 2005, litigation expense was $6.2 million, reduced by reimbursement of approximately $2.0 million from our principal insurance carrier, resulting in net legal expense of approximately $4.2 million. In addition, net income and earnings per share for fiscal 2005 reflect the recording of approximately $8.5 million to settle the Arizona litigation and to create a reserve for any future payments related to the product liability litigation ($12 million settlement plus $1.3 million for the reserve, less $4.8 million expected to be covered by insurance). Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits.
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
     From late 2003 through March 2008, numerous lawsuits were filed against us alleging that our Zicam Cold Remedy product caused the permanent loss or diminishment of the sense of smell or smell and taste. On January 19, 2006, we entered into an agreement to settle claims made by approximately 90% of the plaintiffs (approximately 340 individuals) in all of the Zicam Cold Remedy product liability lawsuits pending against the Company at that time. This settlement related to the Arizona consolidated litigation, In Re Consolidated Zicam Product Liability Cases, Superior Court of Arizona (Maricopa County). The settlement documents acknowledge that Matrixx has denied and continues to deny any liability to the plaintiffs. Those plaintiffs who were eligible and elected to participate in the settlement program dismissed their claims with prejudice and provided written releases of their claims against the Company in return for their participation. Of the plaintiffs who did not participate in the settlement program, all have dismissed their claims as of July 31, 2007. Matrixx paid $11.9 million to fund awards to be made under the settlement program. In addition, Matrixx paid $100,000 to cover the administration of the settlement program by plaintiffs’ counsel. The Company recognized a charge of approximately $4.3 million (after tax) in the fourth quarter of 2005 to cover the portion of the settlement program costs not expected to be covered by insurance.
     Additionally, beginning on March 25, 2008, the case Bruno vs. Matrixx Initiatives, Inc. (filed July 7, 2006, in the Superior Court of the Sate of California, County of San Diego, Case No. 868821) was tried before a jury. On April 3, 2008 the jury delivered a unanimous verdict in favor of the Company. The Company cannot predict the timing of any additional trials with respect to the product liability lawsuits. Also, plaintiffs’ law firms may continue to solicit potential claimants through the Internet and other media; as a result, additional lawsuits may be filed against us.
Litigation Reserves
     We record accruals for such contingencies to the extent that we conclude their occurrence is probable and the related damages are estimable. If a range of liability is probable and estimable and no amount within the range appears to be a better estimate than any other amount within the range, we accrue the minimum of such probable range. Many claims involve highly complex issues relating to causation, label warnings, scientific evidence, actual damages and other matters. Often these issues are subject to substantial uncertainties and, therefore, the probability of loss and an estimation of damages are difficult to ascertain. Consequently, we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for these contingencies. Therefore, as of March 31, 2008, the Company maintained a reserve of approximately $1.1 million for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions some of which are described below, and was the amount that the Company believed that it could reasonably estimate would be spent to resolve the remaining cases that have been filed. Some of the significant factors that were considered in the amount of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy and structure in light of the recent settlement; and the number of cases that remain pending against the Company. There are events, such as the dismissal of any cases, the outcome of a trial, or rulings on pending evidentiary motions, that may have an impact on the Company’s conclusions as to the adequacy of the reserves for the pending product liability lawsuits. Litigation is

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
inherently unpredictable, and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period. The Company will continue to review the adequacy of the associated reserves on a quarterly basis.
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
Third-Party Manufacturers
     The Company’s third-party manufacturers are subject to reporting, facility inspection, and governmental review. In general, subsequent discovery of previously unrecognized problems or failure to comply with applicable regulatory requirements could result in restrictions on manufacturing or marketing of the Company’s products, product recalls or withdrawal, fines, seizure of product, as well as withdrawal or suspension of regulatory approvals. The manufacturer of several of our products is in the process of responding to observations made by the FDA during a routine facility inspection. The Company does not know how the conclusions of this review process might impact our products or business, but the review could result, with regard to those products manufactured at the facility, in any or all of the above consequences, including the possibility of a product recall.
10. Employee Benefit Plan
     Effective January 1, 2004, the Company adopted a Qualified 401(k) Retirement Account Plan, meeting the Safe Harbor Provisions of the IRS. The Company makes matching contributions relative to each employee’s Salary Reduction Contributions for the year of up to 4% of the employee’s compensation for the Plan year. For the year ended March 31, 2008, three months ended March 31, 2007 and 2006 and the years ended December 31, 2006 and 2005, the Company made matching contributions of $107,241, $33,128, $24,309, $85,813, and $96,103, respectively. Each employee is fully vested at all times in his or her contribution and the Company’s matching contributions.
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
     The Company’s sales are from products marketed under the Zicam, Nasal Comfort, and Xcid brand names, with a majority of its sales attributable to its Cold Remedy products, which subjects the Company to significant financial exposure. If future sales of these products decrease, and in particular sales of its Cold Remedy products, the Company’s operations could be materially adversely affected.
     The Company currently relies on third-party manufacturers to produce its products, and has identified alternative suppliers for some of its products. However, the Company has not made any purchases from these alternative suppliers.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Sales to major customers, which comprised 10% or more of net sales, for the year ended March 31, 2008, three months ended March 31, 2007 and 2006, and the years ended December 31, 2006 and 2005 were as follows:

	Year ended	3 months ended	3 months ended	Year ended	Year ended
	March 31, 2008	March 31, 2007	March 31, 2006	December 31, 2006	December 31, 2005
Wal-Mart	23.5%	12.1%	29.9%	26.3%	20.5%
Walgreens	13.3%	*	*	12.6%	14.6%
CVS	11.8%	11.9%	*	12.3%	*

*	Less than 10%
12. Fair Value of Financial Instruments
     Disclosures about Fair Value of Financial Instruments for the Company’s financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company’s financial instruments as of March 31, 2008 and 2007:

	March 31, 2008		March 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fiancial Assets
Cash and cash equivalents	$27,932,672	$27,932,672	$16,944,189	$13,947,622
Restricted cash	$500,000	$500,000	$500,000	$500,000
Financial Liabilities
Long-term debt	—	—	—	—
     The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments.
13. Selected Quarterly Financial Data (Unaudited)
     Selected unaudited quarterly financial data for the year ended March 31, 2008, transition period ended March 31, 2007, and year ended December 31, 2006 are summarized below:

	Fiscal Year 2008 Quarters Ended:
	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008
Net sales	$8,573,428	$28,575,748	$30,801,567	$33,021,641
Gross profit	5,738,074	18,999,407	19,741,404	22,001,400
Net income (loss) from operations	(1,971,194)	10,172,715	(1,176,811)	8,786,894
Net income (loss) per basic share	(0.11)	0.65	(0.07)	0.60
Net income (loss) per diluted share	(0.11)	0.63	(0.07)	0.59
Net income (loss)	(1,062,906)	6,409,228	(635,161)	5,715,568

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transition Period Ended:
March 31, 2007
Net sales	$19,045,754
Gross profit	11,998,099
Net income (loss) from operations	2,129,778
Net income (loss) per basic share	0.18
Net income (loss) per diluted share	0.17
Net income (loss)	1,709,231

	Fiscal Year 2006 Quarters:
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Net sales	$17,675,959	$8,206,133	$34,121,357	$36,227,332
Gross profit	11,810,748	5,801,426	22,967,447	23,205,681
Net income (loss) from operations	(8,606)	(3,640,175)	11,908,178	(1,105,172)
Net income (loss) per basic share	0.01	(0.19)	0.74	(0.05)
Net income (loss) per diluted share	0.01	(0.19)	0.72	(0.05)
Net income (loss)	96,760	(1,857,796)	7,150,370	(462,705)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (cont.)
(a)2. Financial Statement Schedules
     Financial statement schedules have been omitted because either they are not required or are not applicable, or because the information has been included in the consolidated financial statements or notes thereto contained in this Annual Report on Form 10-K.
(a)3. Exhibits

Exhibit No.	Title
3.1	Certificate of Incorporation and Amendments thereto of the Registrant (1)

3.2	Bylaws of the Registrant (11)

4.1	Rights Agreement dated as of July 22, 2002 by and between the Registrant and Corporate Stock Transfer, Inc. (2)

10.1	Confidentiality and Non-Competition Agreement among the Registrant, Gel Tech, L.L.C. (now Zicam, LLC), Zensano, Inc., Zengen, Inc. and certain other individuals (4)

10.2	*2001 Stock Incentive Plan (5)

10.2.1	*Form of Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Grant of Incentive Stock Option (7)

10.2.2	*Form of Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Restricted Stock Program Agreement (14)

10.2.3	Form of Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Restricted Stock Program Agreement (Directors) (13)

10.2.4	First Amendment to the Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Restricted Stock Program Agreements between the Registrant and Edward Walsh dated October 18, 2006 (13)

10.2.5	First Amendment to the Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Restricted Stock Program Agreements between the Registrant and Edward Faber dated October 18, 2006 (13)

10.3	*Summary of Matrixx Initiatives, Inc. Director Restricted Stock Purchase Program (3)

10.4	Manufacturing Agreement with BioZone Laboratories (6)

10.5	Amended and Restated Credit Agreement dated September 27, 2005 among the Registrant, Zicam, LLC and Comerica Bank (9)

10.6.1	Amendment Number One to Amended and Restated Credit Agreement and Waiver dated March 9, 2006 among the Registrant, Zicam LLC and Comerica Bank (15)

10.6.2	Amendment Number Two to Amended and Restated Credit Agreement dated June 27, 2007 among the Registrant, Zicam LLC and Comerica Bank (15)

10.6.3	Replacement Secured Promissory Note dated June 27, 2007 among the Registrant, Zicam, LLC and Comerica Bank (15)

10.6.4	Amended and Restated Security Agreement dated September 27, 2005 among the Registrant, Zicam, LLC and Comerica Bank (9)

10.6.5	Security Agreement and Collateral Assignment of Limited Liability Company Interests dated September 27, 2005 between Registrant and Comerica Bank (9)

Exhibit No.	Title
10.6.6	Amended and Restated Intellectual Property Security Agreement dated September 27, 2005 between Registrant and Comerica Bank (9)

10.6.7	Amended and Restated Intellectual Property Security Agreement dated September 27, 2005 between Zicam, LLC and Comerica Bank (9)

10.6.8	Security Agreement dated June 27, 2007 between Matrixx Oral Care, LLC and Comerica Bank (15)

10.7	Form of Change of Control Agreement between Registrant and Registrant’s Executive Officers (15)

10.8	Asset Purchase Agreement dated as of October 31, 2005 by and among Viridian Packaging Solutions, LLC, Beutlich, L.P., Frederic J. Beutlich and Zicam Swab Products, LLC (10)

10.9	Settlement Agreement dated January 19, 2006 among the Registrant and the various plaintiffs in the consolidated products liability litigation (12)

10.10	*Amended and Restated Employment Agreement dated October 18, 2006 among Registrant and Carl J. Johnson (13)

10.11	*Insurance Agreement dated October 18, 2006 between the Registrant and William J. Hemelt (13)

21	**Subsidiaries of the Registrant

23.1	**Consent of Mayer Hoffman McCann P.C., independent registered public accounting firm

31.1	**Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	***Certification of CEO pursuant to 18 U.S.C. Section 1350

32.2	***Certification of CFO pursuant to 18 U.S.C. Section 1350

*	Indicates management compensatory contract, plan or arrangement.

**	Filed with this Form 10-K.

***	Furnished with this Form 10-K.

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

(2)	Incorporated by reference to the Registrant’s registration statement on Form 8-A, filed July 23, 2002, file number 000-31404.

(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006, file number 001-31404.

(4)	Incorporated by reference to the Registrant’s Report on Form 8-K filed December 14, 2001, file number 000-27646.

(5)	Incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, filed April 8, 2005, file number 001-31404.

(6)	Incorporated by reference to the Registrant’s Report on Form 8-K filed October 28, 2004, file number 001-31404.

(7)	Incorporated by reference to the Registrant’s Report on Form 8-K filed February 11, 2005 file number 001-31404.

(9)	Incorporated by reference to the Registrant’s Report on Form 8-K filed November 7, 2005, file number 001-31404.

(10)	Incorporated by reference to the Registrant’s Report on Form 8-K filed November 3, 2005, file number 001-31404.

(11)	Incorporated by reference to the Registrant’s Report on Form 8-K filed July 25, 2006, file number 001-31404.

(12)	Incorporated by reference to the Registrant’s Report on Form 8-K filed January 19, 2006, file number 001-31404.

(13)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the period ended September 30, 2006, file number 001-31404.

(14)	Incorporated by reference to the Registrant’s Report on Form 8-K filed May 13, 2008, file number 001-31404.

(15)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the period ended June 30, 2007, file number 001-31404.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on June 12, 2008.

MATRIXX INITIATIVES, INC.
By:	/s/ Carl J. Johnson
Carl J. Johnson
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated:

Signature	Title	Date

/s/ Edward E. Faber	Chairman of the Board of Directors	June 12, 2008

Edward E. Faber

/s/ Carl J. Johnson	President, Chief Executive Officer and Director	June 12, 2008

Carl J. Johnson

/s/ William C. Egan	Director	June 12, 2008

William C. Egan

/s/ L. White Matthews, III	Director	June 12, 2008

L. White Matthews, III

/s/ Michael A. Zeher	Director	June 12, 2008

Michael A. Zeher

/s/ Samuel C. Cowley	Director, Executive Vice President Business	June 12, 2008

Samuel C. Cowley	Development, General Counsel & Secretary

/s/ John M. Clayton	Director	June 12, 2008

John M. Clayton

/s/ Lori Bush	Director	June 12, 2008

Lori Bush

/s/ William J. Hemelt	Executive Vice President and Chief Financial Officer	June 12, 2008

William J. Hemelt	(Principal Financial Officer & Principal Accounting Officer)

Exhibit Index

Exhibit No.	Title

21	**Subsidiaries of the Registrant

23.1	**Consent of Mayer Hoffman McCann P.C., independent registered public accounting firm

31.1	**Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	**Certification of CFO pursuant to 18 U.S.C. Section 1350.

**	Filed with this Form 10-K.

***	Furnished with this Form 10-K.