Form 10-K/A
period 2008-03-31
MATRIXX INITIATIVES INC
filed 2008-07-03
CIK 1006195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
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
     As of June 10, 2008 9,629,962 shares of the registrant’s common stock were outstanding.

Explanatory Note
Matrixx Initiatives, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (the “2008 Form 10-K”) solely for the purpose of correcting the following: the Report On Internal Control Over Financial Reporting Of Independent Registered Public Accounting Firm, the Report Of Independent Registered Public Accounting Firm, and the Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.1 to the 2008 Form 10-K. The body of the two reports and the consent inadvertently referenced June 11, 2008 as the report date. The correct report date for each of the two reports and the consent is June 12, 2008.
In accordance with Rule 12b-15 of the Exchange Act of 1934, this Amendment No. 1 sets forth the complete text of Items 9A and 15, which include a corrected Report On Internal Control Over Financial Reporting Of Independent Registered Public Accounting Firm and a corrected Report Of Independent Registered Public Accounting Firm, respectively. Attached as Exhibit 23.1 to Part IV of this Amendment No. 1 is a corrected Consent of Independent Registered Public Accounting Firm and attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to Part IV of this Amendment No. 1 are new certifications executed as of the date of this Amendment No. 1 by the Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.
Except as described above, no other changes have been made to the 2008 Form 10-K and this Amendment No. 1 does not amend, update or change any other information contained in the 2008 Form 10-K. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the 2008 Form 10-K on June 12, 2008. Accordingly, this Amendment No.1 should be read in conjunction with the Company’s filings made with the Securities Exchange Commission subsequent to the filing of the 2008 Form 10-K, including any amendments to those filings.

PART II
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
     Mayer Hoffman McCann, P.C., the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K/A, has issued a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. The report is included below in this Item under the heading “Report on Internal Control over Financial Reporting of Independent Registered Public Accounting Firm.”

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
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2008 of the Company and our report dated June 12, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ Mayer Hoffman McCann, P.C.
MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
June 12, 2008

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)1. Financial Statements
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page
Report of Independent Registered Public Accounting Firm	6

Consolidated Balance Sheets as of March 31, 2008 and 2007	7

Consolidated Statements of Income for the year ended March 31, 2008, three months ended March 31, 2007 and 2006 (Unaudited), and the years ended December 31, 2006 and 2005	8

Consolidated Statements of Changes in Stockholders’ Equity for the year ended March 31, 2008, three months ended March 31, 2007 and 2006, and the years ended December 31, 2006 and 2005	9

Consolidated Statements of Cash Flows for the year ended March 31, 2008 , three months ended March 31, 2007 and 2006 (Unaudited), and the years ended December 31, 2006 and 2005	12

Notes to Consolidated Financial Statements	13

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 12, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (cont.)
(a)2. Financial Statement Schedules
     Financial statement schedules have been omitted because either they are not required or are not applicable, or because the information has been included in the consolidated financial statements or notes thereto contained in this Annual Report on Form 10-K/A.
(a)3. Exhibits

Exhibit No.	Title
3.1	Certificate of Incorporation and Amendments thereto of the Registrant (1)

3.2	Bylaws of the Registrant (11)

4.1	Rights Agreement dated as of July 22, 2002 by and between the Registrant and Corporate Stock Transfer, Inc. (2)

10.1	Confidentiality and Non-Competition Agreement among the Registrant, Gel Tech, L.L.C. (now Zicam, LLC), Zensano, Inc., Zengen, Inc. and certain other individuals (4)

10.2	*2001 Stock Incentive Plan (5)

10.2.1	*Form of Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Grant of Incentive Stock Option (7)

10.2.2	*Form of Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Restricted Stock Program Agreement (14)

10.2.3	Form of Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Restricted Stock Program Agreement (Directors) (13)

10.2.4	First Amendment to the Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Restricted Stock Program Agreements between the Registrant and Edward Walsh dated October 18, 2006 (13)

10.2.5	First Amendment to the Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Restricted Stock Program Agreements between the Registrant and Edward Faber dated October 18, 2006 (13)

10.3	*Summary of Matrixx Initiatives, Inc. Director Restricted Stock Purchase Program (3)

10.4	Manufacturing Agreement with BioZone Laboratories (6)

10.5	Amended and Restated Credit Agreement dated September 27, 2005 among the Registrant, Zicam, LLC and Comerica Bank (9)

10.6.1	Amendment Number One to Amended and Restated Credit Agreement and Waiver dated March 9, 2006 among the Registrant, Zicam LLC and Comerica Bank (15)

10.6.2	Amendment Number Two to Amended and Restated Credit Agreement dated June 27, 2007 among the Registrant, Zicam LLC and Comerica Bank (15)

10.6.3	Replacement Secured Promissory Note dated June 27, 2007 among the Registrant, Zicam, LLC and Comerica Bank (15)

10.6.4	Amended and Restated Security Agreement dated September 27, 2005 among the Registrant, Zicam, LLC and Comerica Bank (9)

10.6.5	Security Agreement and Collateral Assignment of Limited Liability Company Interests dated September 27, 2005 between Registrant and Comerica Bank (9)

Exhibit No.	Title
10.6.6	Amended and Restated Intellectual Property Security Agreement dated September 27, 2005 between Registrant and Comerica Bank (9)

10.6.7	Amended and Restated Intellectual Property Security Agreement dated September 27, 2005 between Zicam, LLC and Comerica Bank (9)

10.6.8	Security Agreement dated June 27, 2007 between Matrixx Oral Care, LLC and Comerica Bank (15)

10.7	Form of Change of Control Agreement between Registrant and Registrant’s Executive Officers (15)

10.8	Asset Purchase Agreement dated as of October 31, 2005 by and among Viridian Packaging Solutions, LLC, Beutlich, L.P., Frederic J. Beutlich and Zicam Swab Products, LLC (10)

10.9	Settlement Agreement dated January 19, 2006 among the Registrant and the various plaintiffs in the consolidated products liability litigation (12)

10.10	*Amended and Restated Employment Agreement dated October 18, 2006 among Registrant and Carl J. Johnson (13)

10.11	*Insurance Agreement dated October 18, 2006 between the Registrant and William J. Hemelt (13)

21	**Subsidiaries of the Registrant

23.1	**Consent of Mayer Hoffman McCann P.C., independent registered public accounting firm

31.1	**Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	***Certification of CEO pursuant to 18 U.S.C. Section 1350

32.2	***Certification of CFO pursuant to 18 U.S.C. Section 1350

*	Indicates management compensatory contract, plan or arrangement.

**	Filed with this Form 10-K/A.

***	Furnished with this Form 10-K/A.

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

(2)	Incorporated by reference to the Registrant’s registration statement on Form 8-A, filed July 23, 2002, file number 000-31404.

(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006, file number 001-31404.

(4)	Incorporated by reference to the Registrant’s Report on Form 8-K filed December 14, 2001, file number 000-27646.

(5)	Incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, filed April 8, 2005, file number 001-31404.

(6)	Incorporated by reference to the Registrant’s Report on Form 8-K filed October 28, 2004, file number 001-31404.

(7)	Incorporated by reference to the Registrant’s Report on Form 8-K filed February 11, 2005 file number 001-31404.

(9)	Incorporated by reference to the Registrant’s Report on Form 8-K filed November 7, 2005, file number 001-31404.

(10)	Incorporated by reference to the Registrant’s Report on Form 8-K filed November 3, 2005, file number 001-31404.

(11)	Incorporated by reference to the Registrant’s Report on Form 8-K filed July 25, 2006, file number 001-31404.

(12)	Incorporated by reference to the Registrant’s Report on Form 8-K filed January 19, 2006, file number 001-31404.

(13)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the period ended September 30, 2006, file number 001-31404.

(14)	Incorporated by reference to the Registrant’s Report on Form 8-K filed May 13, 2008, file number 001-31404.

(15)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the period ended June 30, 2007, file number 001-31404.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on July 3, 2008.

MATRIXX INITIATIVES, INC.
By:	/s/ Carl J. Johnson
Carl J. Johnson
President and Chief Executive Officer

Exhibit Index

Exhibit No.	Title

21	**Subsidiaries of the Registrant

23.1	**Consent of Mayer Hoffman McCann P.C., independent registered public accounting firm

31.1	**Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	**Certification of CFO pursuant to 18 U.S.C. Section 1350.

**	Filed with this Form 10-K/A.

***	Furnished with this Form 10-K/A.