Form 10-Q
period 2008-06-30
MATRIXX INITIATIVES INC
filed 2008-08-07
CIK 1006195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2008
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File number 001-31404
Matrixx Initiatives, Inc.
(Name of registrant as specified in its charter)

Delaware	87-0482806
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
8515 E. Anderson Drive
Scottsdale, AZ 85255
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐   NO ☑
     There were 9,641,118 shares of the registrant’s common stock, $.001 par value, outstanding as of August 1, 2008.

MATRIXX INITIATIVES, INC.
FORM 10-Q
INDEX
Unless otherwise indicated in this quarterly report, “Matrixx,” “us,” “we,” “our”, “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2008	2008

ASSETS
Current Assets:
Cash and cash equivalents	$24,228,602	$27,932,672
Accounts receivable:
Trade, net of allowance for doubtful accounts of $208,877 and $209,377	8,149,347	12,051,847
Other receivable	—	39,363
Insurance receivable	75,000	75,000
Inventories	12,865,470	11,530,060
Prepaid expenses	2,478,523	1,743,521
Interest receivable	63,142	73,904
Income tax receivable	1,875,229	—
Deferred tax asset	1,564,421	1,739,490

Total Current Assets	51,299,734	55,185,857

Property and Equipment, at cost:
Office furniture and computer equipment	1,631,866	1,560,403
Machine tooling and manufacturing equipment	4,851,916	5,330,728
Laboratory furniture and equipment	437,267	437,267
Leasehold improvements	544,211	514,674

	7,465,260	7,843,072
Less accumulated depreciation	(2,466,917)	(2,753,222)

Net Property and Equipment	4,998,343	5,089,850

Other Assets:
Deposits	366,513	379,205
Other assets	110,034	110,034
Restricted cash	—	500,000
Debt issuance costs, net of accumulated amortization of $7,198 and $5,398	7,197	8,997
Patents, net of accumulated amortization of $618,492 and $582,670	1,798,969	1,834,791
Goodwill	15,039,836	15,039,836

Total Other Assets	17,322,549	17,872,863

Total Assets	$73,620,626	$78,148,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,057,590	$1,307,881
Accrued expenses	4,028,804	4,433,841
Sales commissions	131,644	533,384
Sales returns and allowances	1,557,089	1,271,791
Legal liability	1,095,000	1,100,000
Accrued taxes	—	1,927,025

Total Current Liabilities	9,870,127	10,573,922

Deferred tax liability	1,924,790	2,022,427

Total Liabilities	11,794,917	12,596,349

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,802,618 and 10,175,412 shares issued	9,802	10,175
Additional paid-in capital	44,434,486	50,960,220
Retained earnings	19,860,517	22,126,374

	64,304,805	73,096,769
Less common stock held in treasury, at cost (161,500 and 547,769 shares)	(2,479,096)	(7,544,548)

Total Stockholders’ Equity	61,825,709	65,552,221

Total Liabilities and Stockholders’ Equity	$73,620,626	$78,148,570

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007

Net sales	$8,508,044	$8,573,428
Cost of sales	3,194,283	2,835,354

Gross Profit	5,313,761	5,738,074

Selling, general and administrative expenses	8,462,126	6,256,215
Research and development	610,295	1,453,053

Loss From Operations	(3,758,660)	(1,971,194)

Interest and other income	107,234	246,575

Loss Before Benefit From Income Taxes	(3,651,426)	(1,724,619)

Benefit from income taxes	(1,385,569)	(662,523)

Net Loss	$(2,265,857)	$(1,062,096)

Net Loss Per Share of Common Stock:
Basic and Diluted:
Weighted Average Number of Common Shares Outstanding	9,366,544	9,778,192
Net Loss Per Share of Common Stock	$(0.24)	$(0.11)
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007

Cash Flows From Operating Activities
Net loss	$(2,265,857)	$(1,062,096)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	217,295	307,741
Amortization	37,622	39,683
Deferred income taxes	77,432	(727,654)
Common stock issued for compensation	796,785	399,027
Changes in assets and liabilities:
Accounts receivable	3,941,863	2,094,494
Insurance receivable	—	2,092,500
Interest and other receivables	10,762	(2,478)
Income taxes	(3,802,254)	(10,000)
Inventories	(1,335,410)	(2,579,014)
Prepaid expenses and other	(735,002)	(1,509,173)
Accounts payable	1,749,709	557,408
Accrued expenses	(806,777)	(280,817)
Legal liability	(5,000)	(14,000)
Sales returns and allowances	285,298	(870,457)

Net Cash Used By Operating Activities	(1,833,534)	(1,564,836)

Cash Flows From Investing Activities
Capital expenditures	(125,788)	(62,986)
Deposits and other	12,692	(51,209)
Restricted cash	500,000	—

Net Cash Provided (Used) By Investing Activities	386,904	(114,195)

Cash Flows From Financing Activities:
Issuance of common stock	221,656	258,703
Purchase of treasury stock	(2,479,096)	—

Net Cash Provided (Used) By Financing Activities	(2,257,440)	258,703

Net Decrease in Cash and Cash Equivalents	(3,704,070)	(1,420,328)

Cash and Cash Equivalents at Beginning of Period	27,932,672	16,944,189

Cash and Cash Equivalents at End of Period	$24,228,602	$15,523,861

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$2,268,000	$—

Supplemental Disclosure of Noncash Financing Activities:
Retirement of treasury stock	$7,544,548	$—
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     1. Financial Statements
     The accompanying condensed consolidated balance sheet as of March 31, 2008, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements of Matrixx Initiatives, Inc. as of and for the three months ended June 30, 2008 have been prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, do not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments that are necessary so as to make the interim information not misleading, have been made. All references made in this Report to “Note” or “Notes” refer to these Notes to the Condensed Consolidated Financial Statements. Results of operations for the three months ended June 30, 2008 are not necessarily indicative of results of operations that may be expected for the fiscal year ending March 31, 2009. The products we market are seasonal in nature, and sales at retail generally increase as the incidence of colds and flu rises. We record sales when products are shipped from our warehouse facilities. Generally, the Company realizes increased sales volume as retailers stock our products and order displays to prepare for the cough and cold season, which usually runs from October through March. Retail consumption of our products is highest during the cough and cold season. It is recommended that this financial information should be read in conjunction with the complete financial statements included in Matrixx’s Annual Report on Form 10-K for the period ended March 31, 2008 previously filed with the Securities and Exchange Commission.
     2. Stock-Based Compensation
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 123R (Revised 2004), “Share-Based Payment,” the Company measures the cost of services received in exchange for equity instruments based on the grant-date fair value of the award and recognizes that cost in expense over the requisite service period. The Company uses the Black-Scholes option-pricing model in valuing such equity instruments.
     The Company did not recognize any compensation expense for previously granted option awards during the quarter ended June 30, 2008. The Company recognized pre-tax charges of $12,139 as compensation expense, approximately $7,500 after tax, in the quarter ended June 30, 2007. The Company anticipates future equity compensation will be in the form of restricted stock grants and does not expect to recognize any additional charges in association with stock options. 24,034 options were exercised in the three months ended June 30, 2008. No options were granted during the three months ended June 30, 2008 or 2007.
     The Company has granted restricted stock to directors, officers, and management employees as part of its overall compensation plan. Compensation expense is based on the closing stock price on the grant date, and is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense recognized in the quarter ended June 30, 2008, for restricted stock awards previously granted, was approximately $527,000, or $324,000 after tax, compared to approximately $150,000, or $92,000 after tax for the quarter ended June 30, 2007. A one-time expense associated with a stock-based signing bonus accounted for approximately $270,000, or $170,000 after tax, of the expense recorded for the quarter ended June 30, 2008. Also, during the quarter ended June 30, 2008, 1,146 shares of restricted stock were issued to two directors, in lieu of cash, under the Directors Restricted Stock Purchase Program.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     3. Basic and Diluted Loss Per Share
     The Company follows the provisions of SFAS No. 128, “Earnings Per Share,” which specifies the method of computation, presentation and disclosure of earnings (loss) per share. SFAS No. 128 requires the presentation of basic and diluted earnings per share amounts. Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of dilutive securities. The Company’s stock options and restricted stock are considered dilutive securities and are included in the computation of dilutes earnings (loss) per share using the “treasury stock” method.
     The table below summarizes the elements included in the calculation of basic and diluted net loss per common share for the three months ended June 30, 2008 and 2007. Options and other incremental shares to purchase 525,100 and 593,901 shares of common stock for the three months ended June 30, 2008 and 2007, respectively, were not included in the computation of diluted loss per share because their effect would be anti-dilutive due to the loss reported in the quarters.

	Three Months Ended
	June 30,
	2008	2007
Net loss applicable to common shareholders	$(2,265,857)	$(1,062,096)

Weighted average common shares outstanding — Basic	9,366,544	9,778,192
Dilutive Securities:
Options	—	—
Restricted Stock	—	—

Weighted average common shares outstanding — Diluted	9,366,544	9,778,192

Net loss per common share:
Basic	$(0.24)	$(0.11)
Diluted	$(0.24)	$(0.11)
     4. Inventories
     Inventories are stated at the lower of cost or market. The Company uses first-in, first-out to value inventory. Inventories consisted of the following at June 30, 2008 and March 31, 2008:

	June 30,	March 31,
	2008	2008
Raw materials and packaging	$4,067,033	$3,887,906
Finished goods	8,798,437	7,642,154

Total	$12,865,470	$11,530,060

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Recently Issued Accounting Standards
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141R, “Business Combinations,” (“SFAS 141R”) a replacement of SFAS No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fairly valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to April 1, 2009, the adoption of SFAS 141R on April 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The company does not expect the adoption of SFAS No. 162 to have an impact on its operating results or financial position.
6. Insurance Program
     In April 2006, we established a limited traditional insurance program through a product liability insurance carrier. This insurance program does not cover lawsuits existing prior to April 2006, and only applies to any new claims made after the new policy was effective. The policy required a $500,000 letter of credit with an equal amount of cash reserved, which is shown as restricted cash on the March 31, 2008 condensed consolidated balance sheet. In April 2008, the policy was renewed and the $500,000 letter of credit and cash reserve requirements were removed.

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
     Among the principal matters pending to which the Company is a party are the following:
Product Liability Matters
     General. Numerous lawsuits have been filed against us alleging that our Zicam Cold Remedy nasal gel product has caused the permanent loss or diminishment of the sense of smell or smell and taste. We believe these allegations are unfounded (See “Company’s Position Regarding the Allegations” in our Annual Report on Form 10-K for the period ended March 31, 2008). The Company is incurring significant legal expense for defense of these lawsuits. For the quarter ended June 30, 2008, litigation expense decreased to approximately $743,000, compared to $829,000 for the three months ended June 30, 2007 (net of $100,000 for insurance reimbursements). We do not expect to realize any sizable reimbursements from our insurance carriers for legal expenses incurred in fiscal 2009 or any future periods.
     From April 1, 2008 through July 31, 2008, one new product liability case was filed against the Company and three product liability cases were dismissed or are pending dismissal either as a result of a successful jury trial verdict, successful Company motion or through the settlement of the case for immaterial amounts. The new case is Etheridge v. Matrixx Initiatives, Inc., Eastern District of Louisiana, filed on April 25, 2008. The three cases that have been dismissed or are pending dismissal are as follows: Lusch v. Matrixx Initiatives, Inc., United States District Court of Oregon, dismissed on May 22, 2008; O’Hanlon v. Matrixx Initiatives, Inc., Central District of California, on appeal to the Ninth Circuit Court of Appeals, dismissed on June 4, 2008; and Bruno v. Matrixx Initiatives, Inc., County of San Diego, California, dismissed on April 3, 2008.
     As of July 31, 2008, there are 17 pending product liability lawsuits against the Company, involving 30 plaintiffs. Six of those cases are in Federal court and 11 are in State court (See Item 3 of our Annual Report on Form 10-K for the period ended March 31, 2008 for additional information on pending cases).
     Potential Claimants. The Company has been advised that certain plaintiffs’ attorneys collectively represent approximately 520 additional potential claimants for whom they have not yet filed lawsuits. The Company is in the process of determining the number of potential claimants, the nature or basis of their purported claims, and when or if the potential claimants will ultimately file one or more lawsuits against the Company.
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

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Litigation Reserves
     As of December 31, 2005, the Company established a reserve of $1.3 million for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions, some of which are described below, and was the amount, excluding defense costs, the Company believed it could reasonably estimate would be spent to resolve the remaining cases that had been filed. Some of the significant factors that were considered in the establishment of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy and structure in light of the Arizona settlement; and the number of cases that remained pending against the Company. There are events, such as the dismissal of any cases, the filing of new lawsuits, threatened claims, the outcome of a trial, or rulings on pending evidentiary motions, that may have an impact on the Company’s conclusions as to the adequacy of the reserve for the pending product liability lawsuits. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period. The Company regularly reviews this reserve and may make adjustments based on the number of pending, settled, and threatened cases, as well as continuing legal defense strategy. The reserve was approximately $1.1 million as of June 30, 2008 and March 31, 2008. The Company will continue to review the adequacy of the associated reserve on a quarterly basis.
8. Product Recall
     In June 2008, we recalled certain lots of our Zicam ChewCaps™, RapidMelts® and RapidMelts + C products from retailers. The recall was issued initially in response to a recall by our manufacturer of those products. The manufacturer issued the recall in response to observations made by the FDA during a routine inspection of the manufacturer’s facilities. The recall applies only to certain lots of those products and the manufacturer informed us that it was conducting the limited recall because of concern that the product in some lots may contain small metal fragments. There have been no reports of injury or illness involving the affected products. The “Class II” recall action is a precautionary matter in consultation with the FDA based on an assessment that the affected products will not cause serious adverse health consequences.
     Although we expect the manufacturer of the recalled products to assume responsibility for all recall-related costs, we cannot predict whether the manufacturer will do so. For the quarter ended June 30, 2008, the Company recorded a $1.0 million reserve for estimated recall-related costs and charges. The reserve charge was recorded in selling, general and administrative expense and reduced operating income by an equal amount. The $1.0 million reserve is based on estimates associated with the expected levels of affected product at retail, costs to replace the product, and other recall-related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Through our wholly-owned subsidiaries, Zicam LLC and Zicam Canada, Inc., the Company develops, markets, and sells innovative, over-the-counter (OTC) healthcare products with an emphasis on those that utilize unique, novel and/or proprietary delivery systems that provide consumers with “Better Ways to Get Better®”. The Company currently markets its Zicam products within the $4.0 billion overall United States cough and cold category at retail and anticipates international sales in Canada to begin during fiscal 2009. Our Zicam products are sold in the cold (nasal delivery and oral delivery products), allergy/sinus (nasal delivery), cough (oral delivery), and multi-symptom relief (oral delivery) market groups of the overall cough and cold category. We expect that our mix of products sold will change due to seasonality and varying growth rates within the market groups. Our Zicam products are currently available at all of the major food, drug, and mass merchant retailers.
     Xcid™, a smooth creamy antacid, was introduced in the fourth quarter of fiscal 2008, with one large national retailer. The antacid category generally consists of large well-known brands that have products to either neutralize stomach acid or block acid production. Xcid competes with the acid neutralizing products. Introducing a new brand is challenging and it takes time to build awareness and trial. Sampling and test marketing activities began in the quarter ended June 30, 2008 to build trial and awareness for the product.
     Because of the extreme seasonality of our business, in June 2007, our Board of Directors approved a change in our fiscal year in order to better align our operations and financial results with the entire cold season (our previous fiscal year ended in the middle of the cold season). Our fiscal year now begins April 1 and ends March 31. Most of the products we market are seasonal in nature, and sales at retail generally increase as the incidence of colds and flu rises. We record sales when products are shipped from our warehouse facilities. During the July through September quarter, the Company’s sales volume is primarily affected by retailers stocking our products and ordering displays to prepare for the upcoming cough and cold season. Additional sales (re-orders) to retailers are highly dependent upon the incidence of illness within the population. Retail sales of our products are highest during the cough and cold season, which usually runs from October through March. We increase our advertising campaigns to coincide with the cough and cold season and generally realize higher advertising expense in the October through March time periods. Because of the seasonality of our business, results for any single quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
     Certain information is set forth below for our operations, expressed in thousands of dollars and as a percentage of net sales, for the periods indicated:

	3 Months Ended June 30,
$000s	2008	% NS	2007	% NS
Net Sales	$8,508	100%	$8,573	100%
Marketing	$2,922	34%	$2,143	25%
Sales	$650	8%	$742	9%
General & Administrative	$4,147	48%	$2,542	29%
Product Liability Litigation	$743	9%	$829	10%

Total Selling, General, and Administrative	$8,462	99%	$6,256	73%

Research & Development	$610	7%	$1,453	17%

     Units sold during the quarter ended June 30, 2008 increased approximately 9% compared to the quarter ended June 30, 2007. However, net sales for the quarter ended June 30, 2008 were approximately $8.5 million, compared to net sales of $8.6 million for the quarter ended June 30, 2007. Net sales for the quarter ended June 30, 2008, were affected by a $1.0 million increase to our returns provision, in excess of our customary amount of 3.5% of gross sales, to account for expected returns of products being discontinued by certain retailers. During last year’s cold season we experienced a change in inventory management practices with certain of our large national retailers. This change reduced the amount of inventory these retailers carried, as well as the size of pre-season inventory purchases, compared to prior years. We anticipate retailers will continue to tighten their inventory management practices and we expect our sales to retailers will more closely mirror retail sales of our products to consumers. We expect the Zicam brand will continue to grow as we grow consumer awareness of our products, increase distribution of our products, and introduce new items.

     Net loss for the quarter ended June 30, 2008 was approximately $(2.3) million compared to a net loss of approximately $(1.1) million for the quarter ended June 30, 2007. The net loss for the quarter ended June 30, 2008 includes a $1 million reserve for charges associated with a previously reported voluntary recall of certain lots of Zicam Cold Remedy RapidMelt™ and ChewCap™ products. The Company believes inventory returned by retailers under the recall will be replaced with new inventory of those products. Management believes that the Company is acting responsibly and quickly and will maintain the trust of its customers and consumers. However, this recall may have a negative impact on both customer and consumer demand for Zicam products in the future. In addition, we experienced approximately $1.2 million of higher selling, general and administrative (SG&A) expenses during the quarter ended June 30, 2008 compared to the prior year.
     Product liability defense costs decreased to $743,000 for the quarter ended June 30, 2008, compared to $829,000 for the three months ended June 30, 2007 (net of $100,000 for insurance reimbursements). We anticipate legal defense costs will be $500,000 to $750,000 per quarter during fiscal 2009.
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
     The Company’s management reviews several key indicators in evaluating overall performance:
1)	We compare our year-to-date sales and net income performance against our stated annual goal for each. For fiscal 2009, our goal is to grow sales 5% to 10% above the $101.0 million recorded for the fiscal year ended March 31, 2008 (resulting in revenue in the range of $106.0 million — $111.1 million), and to increase net income 20% to 30% above the $10.4 million realized in fiscal 2008 (resulting in net income in the range of $12.5 million — $13.5 million). As previously reported, we have notified our retail customers about a voluntary recall of certain products. We do not anticipate the recall will prevent us from achieving our fiscal 2009 sales and income goals.

2)	We monitor our share of the cough and cold market because increased consumer purchases of our products are an indicator of growth. For the 12 weeks ended June 15, 2008, retail sales of our products (as measured by three outlet syndicated scanner data, not including our largest customer, Wal-Mart) increased approximately 21% over the comparable period in the previous year, while the entire cough and cold category increased approximately 16% over the same period. On a retail unit sales basis, Zicam products increased 21%, while the category increased approximately 5%. We anticipate raising the list sales price on several of our Zicam Cold Remedy and allergy/sinus products during the quarter ending September 30, 2008.

3)	We measure our ability to maintain strong gross margins on our products. During the quarter ended June 30, 2008, we realized an average gross margin of 62%, compared to the 67% average gross margin achieved in the quarter ended June 30, 2007. Gross margins on our existing products vary between 55% and 80%. Average gross margins, in the quarter ended June 30, 2008, were negatively impacted by the aforementioned $1.0 million increase to the returns reserve (in excess of our customary 3.5% of gross sales) to account for expected returns of products discontinued by retailers.

4)	We evaluate our operating performance by reviewing, over time, our ability to decrease selling, general and administrative (SG&A) expenses as a percentage of net sales. We evaluate our ability to reduce SG&A expense on an annual basis due to the seasonal fluctuations in quarterly net sales. For the quarter ended June 30, 2008, our SG&A expenses (excluding R&D and product liability litigation related charges) were approximately 91% of the quarter’s net sales. Generally, SG&A expense for the quarter ended June 30 are a high percentage of net sales due to the seasonally low level of sales recorded in the fiscal first quarter.

5)	We review the distribution and mix of our products by key national retailers. Our ten largest retail customers account for a substantial majority of our annual sales, and we encourage our largest customers to carry a mix of our highest-selling products. Retailers generally reset their cough and cold sections during the third calendar quarter of each year, at which time they add or discontinue products. We anticipate our retailers replacing any of our discontinued items with other Zicam products.
Critical Accounting Policies and Estimates
     Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
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
     We believe that our critical accounting policies and estimates include the accounting for intangible assets and goodwill, accounting for income taxes, revenue recognition, accounting for sales returns and allowances, accounts receivable and doubtful accounts, and accounting for legal contingencies.
     Intangible Assets and Goodwill: We recorded approximately $15.0 million in goodwill in connection with the acquisition of the 40% Zicam, LLC interest acquired from Zensano, Inc. in December 2001. Under SFAS No. 142, goodwill must be tested when a triggering event occurs or at least annually to identify a potential impairment and the amount of any impairment loss. Factors that could affect this analysis would be significant loss of market share, a general decline in Zicam product sales, higher than expected increases in expenses and various other matters. Any change in key assumptions about the business or prospects of Zicam, LLC, or any change in market conditions or other externalities affecting Zicam, LLC, could result in an impairment charge, and such a charge could have a material adverse effect on our financial condition and results of operations. Our annual valuation of goodwill was completed in September 2007, and no impairment was identified. No triggering events have occurred subsequent to the valuation performed in the third quarter of calendar 2007.
     Income Taxes: In accordance with SFAS No. 109, “Accounting for Income Taxes,” we record income tax expense based on our estimated effective income tax rate for the year and will continue to do so in future periods. In fiscal 2006 and the three months ended March 31, 2007, we recognized a tax benefit related to the charitable donation of products. In fiscal 2008, we fully utilized the tax loss carryforward from prior years. See Note 5 to the Consolidated Financial Statements in Matrixx’s Annual Report on Form 10-K for the period ended March 31, 2008 previously filed with the Securities and Exchange Commission for further information regarding income taxes.
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
     Customer Sales Returns and Allowances: The estimate for product returns reflects our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects potential product returns. Prior to July 2006, we recorded a returns provision of 3% for products in distribution longer than one year and 7% for new items. We regularly review the similarities and differences of the new products relative to products for which we now have several years of product return experience. In July 2006, we adjusted our returns provision to 3.5% of gross sales for all of our products, including the new items that began shipping in the third quarter of 2006. We review the return provision at least quarterly and adjust the reserve amounts as actual product return experience continues to develop. Additionally, we adjust the returns provision when a determination is made that a product will be discontinued, either in whole or by certain retailers. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected. During the quarter ended June 30, 2008, we recorded a $1.0 million increase to our return reserve, in excess of the customary 3.5% of gross sales, for anticipated returns expected in connection with retailers discontinuation of certain products, in the coming months.
     Accounts Receivable and Allowance for Doubtful Accounts: The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The allowance is reviewed regularly to ensure that it reflects the amount of the Company’s probable credit losses. During the quarter ended June 30, 2007, the Company reviewed the allowance and based on historical performance elected to reduce its accrual rate from 0.10% of gross sales to 0.02% of gross sales, effective April 1, 2007. In addition, during the quarter ended June 30, 2007, the Company reduced its allowance by approximately $250,000, which was reflected in general and administrative expense in the accompanying statement of income for the three months ended June 30, 2007.
     Legal Contingencies: We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. See Note 7 -”Legal Proceedings” to the Condensed Consolidated Financial Statements for additional information regarding our pending and threatened litigation and our reserves for product liability litigation. While we are vigorously defending the Company in these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. The Company follows the guidance of SFAS 5, “Accounting for Contingencies,” which states that the Company is required to accrue a contingent loss when the loss is deemed probable and reasonably estimable.
Results of Operations for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
		2008			2007

Net sales	$8,508,044		100%	$8,573,428		100%
Cost of sales	3,194,283		38	2,835,354		33

Gross profit	5,313,761		62	5,738,074		67
Selling, general and administrative	8,462,126		99	6,256,215		73
Research & development	610,295		7	1,453,053		17

Loss from operations	(3,758,660)		(44)	(1,971,194)		(23)
Interest and other income	107,234		1	246,575		3
Interest expense	—		—	—		—

Loss before income taxes	(3,651,426)		(43)	(1,724,619)		(20)
Benefit from income taxes	(1,385,569)		(16)	(662,523)		(8)

Net Loss	$(2,265,857)		(27)%	$(1,062,096)		(12)%

Net Sales
     Net sales for the three months ended June 30, 2008 were $8.5 million, versus net sales of $8.6 million for the quarter ended June 30, 2007. The decrease in net sales during the quarter ended June 30, 2008 is associated with a $1.0 million increase to our returns reserve, in excess of the customary 3.5% of gross sales, for anticipated returns of discontinued products by certain retailers. During the quarter ended June 30, 2008, our unit sales increased approximately 9% compared to the prior year, however, the increase to the returns reserve reduced our recorded net sales. We anticipate increasing the list sales price for some of our cold remedy and allergy/sinus products in the quarter ending September 30, 2008.
Cost of Sales
     For the quarter ended June 30, 2008, our cost of sales increased to $3.2 million, compared to $2.8 million for the quarter ended June 30, 2007. The increase was primarily due to the higher number of units sold. Our cost of goods sold was also affected by the mix of products sold and higher packaging costs associated with some of the products sold.
Gross Profit
     Gross profit for the three months ended June 30, 2008 was approximately $5.3 million, compared to gross profit of approximately $5.7 million for the quarter ended June 30, 2007. The lower gross profit is primarily attributable to the decreased net sales recorded during the quarter due to the increased returns reserve and, to a lesser degree, the higher cost of goods sold, compared to the prior year. Gross margin for the quarter ended June 30, 2008 was 62%, which is below the 67% gross margin achieved in the comparable quarter ended June 30, 2007. Gross margins for the three months ended June 30, 2008 were affected by the $1.0 million adjustment to the returns reserve, which reduced net sales, and the higher cost of goods sold. Gross margins on our existing products vary between 55% and 80%. Gross margin will continue to be affected by the relative mix of products sold and changes in product sales price and costs that may occur.
Selling, General & Administrative (SG&A)
     SG&A expense for the quarter ended June 30, 2008 increased to approximately $8.5 million from approximately $6.3 million in the quarter ended June 30, 2007. The higher SG&A expense is due to a $1.0 million charge recorded in the quarter ended June 30, 2008, to account for estimated costs and charges related to the recall of certain oral cold remedy product lots discussed previously. In addition, marketing expense increased approximately $779,000, which was primarily related to the testing of antacid marketing in several test markets as well as in-store sampling. There was also an increase in labor expense of approximately $534,000. Approximately $370,000 of the increase was related to a one-time expense associated with new employee compensation which was primarily stock-based. We expect SG&A expenses in future periods will vary largely in relation to the level of our advertising and legal expenditures. Advertising expense is heaviest during the cold season, which occurs October through March.
     Litigation expense related to the product liability lawsuits was approximately $743,000 for the quarter ended June 30, 2008, compared to approximately $829,000 (net of approximately $100,000 for insurance reimbursement) for product liability litigation expense in the quarter ended June 30, 2007. We anticipate that we will continue to incur between $500,000 and $750,000 in legal expense each quarter as a result of the Zicam Cold Remedy product liability litigation matters in which we are engaged (see Note 7 to the Condensed Consolidated Financial Statements).
Research and Development
     Research and development expense was approximately $610,000 in the quarter ended June 30, 2008, approximately $843,000 less than the level incurred in the quarter ended June 30, 2007. The higher research and development expense in the prior year was related to ongoing research associated with our oral care product. We expect to invest approximately 3% to 4% of fiscal 2009 annual net sales on research and development efforts. The timing of research and development spending can vary throughout the year and is not generally associated with our seasonal sales patterns.
Interest & Other Income
     Interest and other income was approximately $107,000 in the quarter ended June 30, 2008 versus approximately $247,000 in the quarter ended June 30, 2007. The decreased interest income is due to lower interest rates compared to the prior year. Interest income in future periods will vary based on our level of cash and changes in interest rates.
Loss Before Income Taxes
     Loss before income tax for the three months ended June 30, 2008 was approximately ($3.7) million, compared to the loss of approximately ($1.7) million for the quarter ended June 30, 2007. The loss is primarily due to the decreased gross profit and the increased SG&A expenses discussed above. We expect that income (loss) in future periods will be significantly impacted by the sales levels of our products (including our new products to be introduced in the second quarter of fiscal 2009), product introductions in new categories, and annual changes in our advertising, research and development, and legal expenses. We anticipate quarterly earnings will continue to vary along with the seasonality of sales.
Benefit From Income Taxes
     We recorded an income tax benefit at our combined estimated annual effective tax rate of approximately 38%. Due to the loss from operations incurred in the quarter ended June 30, 2008, we recognized a benefit for income tax expense of approximately $1.4 million, compared to a benefit of $663,000 in the quarter ended June 30, 2007.
Net Loss
     Net loss was approximately ($2.3) million in the quarter ended June 30, 2008, compared to net loss of approximately ($1.1) million in the quarter ended June 30, 2007.

Off-Balance Sheet Arrangements
     As of June 30, 2008, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
     Our working capital was $41.4 million as of June 30, 2008, compared to $44.6 million at March 31, 2008. During the quarter ended June 30, 2008, we experienced a decrease in available cash of approximately $3.7 million. The decrease is primarily due to the Company repurchasing 161,500 shares of our common stock for approximately $2.5 million.
     During the quarter ended June 30, 2008, trade receivables decreased to $8.1 million from $12.1 million at March 31, 2008. We converted substantially all of the March 31, 2008 receivables to cash during the quarter ended June 30, 2008. The Company’s principal source of liquidity is cash generated from sales of our products to retailers and distributors. The majority of sales are given 30 day credit terms; however, payment terms are occasionally extended, as retailers begin to increase inventory of our products prior to the onset of the cough and cold season. The Company records an estimated allowance for potentially uncollectible accounts, which is reviewed on a monthly basis. During our review in the quarter ended June 30, 2007, we determined that our allowance for bad debt exceeded the amount of loss that would likely be incurred and we reduced the allowance amount by approximately $250,000. This reduction was reflected in selling, general and administrative expenses during that quarter. We believe our allowance as of June 30, 2008 is adequate.
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
     Historically, the Company has had very low capital expenditures since we rely on contract manufacturers to produce our products. Typical capital expenditures include investments in technology, office furniture, leasehold improvements, and small tooling requirements. The Company occasionally provides deposits and prepayments to our manufacturers to improve and increase manufacturing capabilities for our products. Additionally, the Company’s facility lease for its corporate offices expired during fiscal 2008 and we leased new corporate office and R&D space in March 2008. The relocation required capital expenditures and tenant improvements of approximately $650,000, which we will amortize over the term of the new lease (approximately five years).
     We have an $8.0 million credit facility with Comerica Bank that was renewed in July 2007, until July 2009. The interest rate under the renewed credit facility is prime minus 0.25% (or 4.75% at June 30, 2008). There have been no borrowings under the facility since the quarter ended December 31, 2006. We do not anticipate any borrowings from the credit facility for working capital needs during the next quarter. We are in compliance with the earnings and financial covenants contained in the credit facility. We believe that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months.

Contractual Obligations
     We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations
	(In thousands of dollars)
	Payments due by Period as of June 30, 2008
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	2,542	519	1,067	956	0
Purchase Obligations	1,864	1,864	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$4,406	$2,383	$1,067	$956	$0

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Forward Looking Statements
     This Report on Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:
•	our belief that the reserve for recall costs will be sufficient;

•	our expectation of introducing new products during the 2008/2009 cold season;

•	our expectations regarding returns of discontinued products;

•	our expectation regarding continued expansion of the Zicam line of products;

•	our expectation of achieving our fiscal 2009 sales and income goals;

•	our belief that growth in sales of our products will occur;

•	our anticipation that we will continue to incur approximately $500,000 to $750,000 in legal expense each quarter as a result of the Zicam Cold Remedy product liability litigation in which we are engaged;

•	our intention to vigorously defend the Zicam Cold Remedy product liability and securities litigation claims, our expectation that additional product liability lawsuits may be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;

•	our expectation that the trend of growth in sales in future periods will continue as we expand consumer awareness and acceptance of our entire Zicam brand of products, increase distribution, and introduce new products;

•	our expectations regarding the effect of recently issued accounting standards;

•	our expectation that our mix of products sold will change due to seasonality and varying growth rates within the market groups;

•	our expectation that retailers will replace discontinued items with new Zicam products in the upcoming cold season;

•	our anticipation of sales price increases in fiscal 2009;

•	our expectations regarding retailer inventory management;

•	our expectation that sales to retailers will more closely mirror retails sales of our products to consumers;

•	our intention to review our product return reserve provision monthly and adjust the reserve amounts as actual product return experience continues to develop;

•	our expectation of making income tax payments at our statutory rates in future years;

•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold;

•	our expectation that we will not receive additional sizeable reimbursements from our insurance carriers;

•	our expectation that our net income and operating expenses in future periods will vary largely in connection with the level of our sales, advertising, research and development, and legal expenses;

•	our expectation that research and development spending will be 3% to 4% of annual net sales in subsequent years;

•	our expectations regarding derivative instruments;

•	our expectation that earnings in future periods will be significantly impacted by the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;

•	our expectation that advertising expense will be highest in our third and fourth fiscal quarters;

•	our belief that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months;

•	our expectation of introducing products in the Canadian market through a Canadian distributor in fiscal 2009;

•	our expectations regarding our manufacturers ability to timely produce inventory adequate for sales of products through the 2008/2009 cough and cold season;

•	our expectation of achieving a higher gross margin in the future;

•	our expectations regarding the impact and conduct of the recall on demand for Zicam products and that our manufacturer of the recalled products will be responsible for all recall-related costs;

•	our expectations regarding future borrowings; and

•	our belief that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future.
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

     Statements in this Report on Form 10-Q, including those set forth in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” describe factors that could contribute to or cause actual results to differ materially from our expectations. Other such factors include (i) less than anticipated demand for our current and future products, (ii) a weak cough and cold season, (iii) lack of market acceptance for or uncertainties concerning the efficacy or safety of our current and future products or regulatory actions, including product recalls, involving our products, (iv) difficulties in manufacturers meeting production requirements or maintaining sufficient inventories to meet unexpectedly high demand in the short term, (v) financial difficulties encountered by one or more of our principal customers, (vi) difficulties in obtaining additional capital for marketing, research and development, and other expenses, (vii) material litigation involving patent and contractual claims, product liability claims, consumer issues and securities violation claims, (viii) the possibility of delays or other difficulties in implementing product improvements and introducing to the marketplace new products and brands, whether domestically or internationally, (ix) issues with suppliers, (x) the possibility that future sales of our products will not be as strong as expected, and (xi) adverse publicity regarding our products or advertising restrictions.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank. At no time during the quarter ended June 30, 2008 did we have any outstanding borrowings on this line of credit. In July 2006, we borrowed $4 million against our credit facility with Comerica Bank. The primary purpose for the borrowing was to provide additional liquidity as we built inventory for expected increases in sales during the second half of calendar 2006. We fully repaid the debt in the fourth calendar quarter of 2006. Consequently, we believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future. We generally extend payment terms for customers during the second fiscal quarter (ending September 30) as customers purchase new products and build inventory for the upcoming cough and cold season.
     As of June 30, 2008 and March 31, 2008, we did not participate in any financial-market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the year ended March 31, 2008 or quarter ended June 30, 2008) or commodity price risk.
     As we continue to develop plans to initiate international sales, beginning in Canada in fiscal 2009, we will evaluate whether will be subject to currency exchange risk in any material way. We do not anticipate using derivative financial instruments to manage foreign currency risk. If the volume of international business grows, we will assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 7 of the Condensed Consolidated Financial Statements for a discussion of the principal legal proceedings to which the Company is a party.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the period ended March 31, 2008, which could materially affect the business, financial condition or future results of the Company. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial in the future, also may materially adversely affect the business, financial condition and/or operating results of the Company.
Item 2. Unregistered Sales of Securities and Use of Proceeds
     The following table provides information about purchases by the Company during the quarter ended June 30, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May Yet be
	of Shares	Average Price	Announced Plans or	Purchased Under the
Period	Purchased	Paid per Share	Programs	Plans or Programs
4/01/08-4/30/08	—	—	534,301	465,699
5/01/08-5/31/08	161,500	$15.33	695,801	304,199
6/1/08-6/30/08	—	—	695,801	304,199
Total	161,500	$15.33	695,801	304,199
     On April 1, 2004, the Board of Directors approved the repurchase by the Company of up to 1 million shares of the Company’s common stock. This authorization will remain in effect indefinitely unless terminated or modified by resolution of our Board of Directors.
     During the quarter ended June 30, 2008, we repurchased an aggregate of 161,500 shares of our common stock, at an average price of $15.33, pursuant to the stock repurchase program in open market transactions. Commission paid for repurchased common stock during the period totaled $4,038. We may repurchase additional shares of the Company’s common stock from time to time as conditions warrant. In addition, we may cancel treasury shares from time-to-time. During the quarter ended June 30, 2008, we canceled 547,769 shares of treasury stock valued at $7,544,548.

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
August 6, 2008

/s/ William J. Hemelt

William J. Hemelt
Executive Vice President and
Chief Financial Officer
August 6, 2008