Form 10-Q
period 2008-09-30
MATRIXX INITIATIVES INC
filed 2008-11-06
CIK 1006195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2008 or

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

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
There were 9,542,967 shares of the registrant’s common stock, $.001 par value, outstanding as of October 31, 2008.

MATRIXX INITIATIVES, INC.
FORM 10-Q
INDEX
Unless otherwise indicated in this quarterly report, “Matrixx,” “us,” “we,” “our”, “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2008	2008

ASSETS
Current Assets:
Cash and cash equivalents	$19,723,565	$27,932,672
Accounts receivable:
Trade, net of allowance for doubtful accounts of $215,853 and $209,377	29,971,259	12,051,847
Other receivable	—	39,363
Insurance receivable	90,000	75,000
Inventories	12,210,283	11,530,060
Prepaid expenses	3,722,004	1,743,521
Interest receivable	18,638	73,904
Deferred tax asset	2,049,893	1,739,490

Total Current Assets	67,785,642	55,185,857

Property and Equipment, at cost:
Office furniture and computer equipment	1,684,459	1,560,403
Machine tooling and manufacturing equipment	4,851,916	5,330,728
Laboratory furniture and equipment	464,405	437,267
Leasehold improvements	544,211	514,674

	7,544,991	7,843,072
Less accumulated depreciation	(2,836,279)	(2,753,222)

Net Property and Equipment	4,708,712	5,089,850

Other Assets:
Deposits	366,513	379,205
Other assets	110,034	110,034
Restricted cash	—	500,000
Debt issuance costs, net of accumulated amortization of $8,997 and $5,398	5,398	8,997
Patents, net of accumulated amortization of $654,313 and $582,670	1,763,148	1,834,791
Goodwill	15,039,836	15,039,836

Total Other Assets	17,284,929	17,872,863

Total Assets	$89,779,283	$78,148,570

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$5,067,544	$1,307,881
Accrued expenses	5,505,677	4,433,841
Sales commissions	627,242	533,384
Sales returns and allowances	2,059,932	1,271,791
Legal liability	1,065,000	1,100,000
Income taxes	3,445,238	1,927,025

Total Current Liabilities	17,770,633	10,573,922

Deferred tax liability	2,016,793	2,022,427

Total Liabilities	19,787,426	12,596,349

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,871,165 and 10,175,412 shares issued	9,871	10,175
Additional paid-in capital	45,900,033	50,960,220
Retained earnings	28,102,399	22,126,374

	74,012,303	73,096,769
Less common stock held in treasury, at cost (251,004 and 547,769 shares)	(4,020,446)	(7,544,548)

Total Stockholders’ Equity	69,991,857	65,552,221

Total Liabilities and Stockholders’ Equity	$89,779,283	$78,148,570

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007

Net sales	$33,631,906	$28,575,748
Cost of sales	10,378,915	9,576,341

Gross Profit	23,252,991	18,999,407

Selling, general and administrative expenses	8,836,878	7,832,060
Research and development	1,143,214	994,632

Income From Operations	13,272,899	10,172,715

Interest and other income	84,752	145,673

Income Before Provision For Income Taxes	13,357,651	10,318,388

Provision for income taxes	5,115,769	3,909,160

Net Income	$8,241,882	$6,409,228

Net Income Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares
Outstanding	9,287,871	9,818,349
Net Income Per Share of Common Stock	$0.89	$0.65

Diluted:
Weighted Average Number of Common Shares
Outstanding	9,582,672	10,158,593
Net Income Per Share of Common Stock	$0.86	$0.63
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007

Net sales	$42,139,950	$37,149,176
Cost of sales	13,573,198	12,411,695

Gross Profit	28,566,752	24,737,481

Selling, general and administrative expenses	17,299,004	14,088,275
Research and development	1,753,509	2,447,685

Income From Operations	9,514,239	8,201,521

Interest and other income	191,986	392,248

Income Before Provision For Income Taxes	9,706,225	8,593,769

Provision for income taxes	3,730,200	3,246,637

Net Income	$5,976,025	$5,347,132

Net Income Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares
Outstanding	9,326,993	9,798,380
Net Income Per Share of Common Stock	$0.64	$0.55

Diluted:
Weighted Average Number of Common Shares
Outstanding	9,599,826	10,128,064
Net Income Per Share of Common Stock	$0.62	$0.53
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007

Cash Flows From Operating Activities
Net income	$5,976,025	$5,347,132
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	586,657	553,275
Amortization	75,242	74,527
Deferred income taxes	(316,037)	726,174
Common stock issued for compensation	1,482,784	814,216
Changes in assets and liabilities:
Accounts receivable	(17,895,049)	(15,815,290)
Insurance receivable	—	2,125,000
Interest and other receivables	55,266	32,136
Income taxes	1,518,213	2,322,395
Inventories	(680,223)	(4,788,126)
Prepaid expenses and other	(1,978,483)	(1,339,139)
Accounts payable	3,759,663	1,952,201
Accrued expenses	1,165,694	1,652,392
Legal liability	(35,000)	(54,350)
Sales returns and allowances	788,141	(712,765)

Net Cash Used By Operating Activities	(5,497,107)	(7,110,222)

Cash Flows From Investing Activities
Capital expenditures	(205,519)	(174,017)
Deposits and other	12,692	(164,371)
Restricted cash	500,000	—

Net Cash Provided (Used) By Investing Activities	307,173	(338,388)

Cash Flows From Financing Activities:
Debt issuance costs	—	(18,651)
Issuance of common stock	1,023,157	539,144
Purchase of treasury stock	(4,042,330)	(238,184)

Net Cash Provided (Used) By Financing Activities	(3,019,173)	282,309

Net Decrease in Cash and Cash Equivalents	(8,209,107)	(7,166,301)

Cash and Cash Equivalents at Beginning of Period	27,932,672	16,944,189

Cash and Cash Equivalents at End of Period	$19,723,565	$9,777,888

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$2,268,000	$—

Supplemental Disclosure of Noncash Financing Activities:
Retirement of treasury stock	$7,566,432	$—
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     1. Financial Statements
     The accompanying condensed consolidated balance sheet as of March 31, 2008, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements of Matrixx Initiatives, Inc. as of and for the three and six months ended September 30, 2008 have been prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, do not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments that are necessary so as to make the interim information not misleading, have been made. All references made in this Report to “Note” or “Notes” refer to these Notes to the Condensed Consolidated Financial Statements. Results of operations for the three and six months ended September 30, 2008 are not necessarily indicative of results of operations that may be expected for the fiscal year ending March 31, 2009. The products we market are seasonal in nature, and sales at retail generally increase as the incidence of colds and flu rises. We record sales when products are shipped from our warehouse facilities. Generally, the Company realizes increased sales volume as retailers stock our products and order displays to prepare for the cough and cold season, which usually runs from October through March. Retail consumption of our products is highest during the cough and cold season. This financial information should be read in conjunction with the complete financial statements included in Matrixx’s Annual Report on Form 10-K for the period ended March 31, 2008 previously filed with the Securities and Exchange Commission.
     2. Stock-Based Compensation
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 123R (Revised 2004), "Share-Based Payment,” the Company measures the cost of services received in exchange for equity instruments based on the grant-date fair value of the award and recognizes that cost in expense over the requisite service period. The Company uses the Black-Scholes option-pricing model in valuing such equity instruments.
     The Company did not recognize any compensation expense for previously granted option awards during the three or six months ended September 30, 2008. The Company recognized pre-tax charges of $4,000, approximately $2,500 after tax, and $16,141, approximately $9,900 after tax, as compensation expense in the three and six months ended September 30, 2007, respectively, for previously granted option awards. The Company anticipates future equity compensation will be in the form of restricted stock grants and does not expect to recognize any additional charges in association with stock options. There were 20,000 options exercised by employees in the three months ended September 30, 2008. No options were granted during the three and six month periods ended September 30, 2008 and 2007.
     The Company has granted restricted stock to directors, officers, and management employees as part of its overall compensation plan. Compensation expense is based on the closing stock price on the grant date, and is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense recognized in the quarter ended September 30, 2008, for restricted stock awards previously granted, was approximately $304,000, or $187,000 after tax, compared to approximately $104,000 after tax for the quarter ended September 30, 2007. During the six months ended September 30, 2008, the Company recognized approximately $819,000, or $504,000 after tax, compared to $196,000 after tax for the six months ended September 30, 2007, for compensation expense related to restricted stock awards. A one-time expense associated with a stock-based signing bonus accounted for approximately $268,000, or $165,000 after tax, of the expense recorded for the three and six months ended September 30, 2008. Also, during the quarter ended September 30, 2008, 1,065 shares of restricted stock were issued to two directors, in lieu of cash, under the Directors Restricted Stock Purchase Program for fiscal second quarter director compensation.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     3. Basic and Diluted Loss Per Share
     The Company follows the provisions of SFAS No. 128, “Earnings Per Share,” which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of basic and diluted earnings per share amounts. Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of dilutive securities. The Company’s stock options and restricted stock are considered dilutive securities and are included in the computation of diluted earnings per share using the “treasury stock” method.
     The table below summarizes the elements included in the calculation of basic and diluted net income per common share for the three and six months ended September 30, 2008 and 2007. Options to purchase 164,826 and 170,880 shares of common stock for the three and six months ended September 30, 2008, respectively, were not included in the computation of diluted income per share because their effect would be anti-dilutive. There were no anti-dilutive shares for the three and six month period ended September 30, 2007.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income applicable to common shareholders	$8,241,882	$6,409,228	$5,976,025	$5,347,132

Weighted average common shares outstanding — Basic	9,287,871	9,818,349	9,326,993	9,798,380
Dilutive Securities:
Options	138,410	198,969	134,560	194,836
Restricted Stock	156,391	141,275	138,273	134,848

Weighted average common shares outstanding — Diluted	9,582,672	10,158,593	9,599,826	10,128,064

Net income per common share:
Basic	$0.89	$0.65	$0.64	$0.55
Diluted	$0.86	$0.63	$0.62	$0.53
     4. Inventories
     Inventories are stated at the lower of cost or market. The Company uses first-in, first-out to value inventory. Inventories consisted of the following at September 30, 2008 and March 31, 2008:

	September 30,	March 31,
	2008	2008
Raw materials and packaging	$3,273,166	$3,887,906
Finished goods	8,937,117	7,642,154

Total	$12,210,283	$11,530,060

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Recently Issued Accounting Standards
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), a replacement of SFAS No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fairly valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions, if any, completed prior to April 1, 2009, the adoption of SFAS 141R on April 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Prior to the issuance of SFAS 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have an impact on its operating results or financial position.
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
     Among the principal matters pending, to which the Company is a party, are the following:
Product Liability Matters
General. Numerous lawsuits have been filed against us alleging that our Zicam Cold Remedy nasal gel product has caused the permanent loss or diminishment of the sense of smell or smell and taste. We believe these allegations are unfounded (See “Company’s Position Regarding the Allegations” in our Annual Report on Form 10-K for the period ended March 31, 2008). The Company is incurring significant legal expense for defense of these lawsuits. For the quarter ended September 30, 2008, litigation expense was approximately $756,000, compared to $421,000 (net of $200,000 for insurance reimbursements) for the three months ended September 30, 2007. For the six months ended September 30, 2008, product liability defense costs were $1.5 million, compared to $1.3 million (net of $300,000 for insurance reimbursements) for the six months ended September 30, 2007. We expect any additional reimbursements from our insurance carriers for legal expenses incurred in fiscal 2008 or any future periods to be minimal.
From July 1, 2008 through October 31, 2008, four new product liability cases were filed against the Company and five product liability cases were dismissed or are pending dismissal either as a result of a successful Company motion or through the settlement of the case for immaterial amounts. The new cases are Thompson vs. Matrixx Initiatives, Inc., filed on July 30, 2008 in the United States District Court for the Northern District of Indiana; Bell vs. Matrixx Initiatives, Inc., filed on September 8, 2008 in the Superior Court of Morgan County, Alabama; Brooks vs. Matrixx Initiatives, Inc., filed September 19, 2008 in the Superior Court of Maricopa County, Arizona; and Smith vs. Matrixx Initiatives, Inc., filed October 16, 2008 in the Superior Court of Hall County, Georgia. The five cases that have been dismissed or are pending dismissal are as follows: Adler vs. Matrixx Initiatives, Inc., filed on February 15, 2008 in the United States District Court for the East District of Virginia; Brierly vs. Matrixx Initiatives, Inc., filed on May 4, 2007 in the Superior Court of Maricopa County, Arizona; Campbell vs. Matrixx Initiatives, Inc., filed February 24, 2006 in the Superior Court of Niagra County, New York; Etheridge vs. Matrixx Initiatives, Inc., filed on April 25, 2008 in the United States District Court for the Eastern District of Louisiana; and Stanley vs. Matrixx Initiatives, Inc., filed on August 30, 2006 in the Superior Court of Los Angeles County, California. In addition, the court in the Ballew case, which was filed July 12, 2007, in the Eastern District of Washington denied class action status for the plaintiff.
     As of October 31, 2008, there are 16 pending product liability lawsuits against the Company, involving 28 plaintiffs. Five of those cases are in Federal court and 11 are in State court (See Item 3 of our Annual Report on Form 10-K for the period ended March 31, 2008 for additional information on pending cases).
     The following chart discloses the number of outstanding product liability cases (excluding those cases that have been settled but not yet dismissed) and associated plaintiffs at the indicated dates:

	Dec. 31, 2005	Dec. 31, 2006	March 31, 2007	October 31, 008
Number of Pending Cases	50	25	27	16
Number of Plaintiffs	427	36	41	28

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Potential Claimants. The Company has been advised that certain plaintiffs’ attorneys collectively represent approximately 517 additional potential claimants for whom they have not yet filed lawsuits. The Company is in the process of determining the number of potential claimants, the nature or basis of their purported claims, and when or if the potential claimants will ultimately file one or more lawsuits against the Company.
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
     Company’s Position Regarding the Allegations. We continue to believe that Zicam Cold Remedy nasal gel does not cause loss of smell and that claims to the contrary are scientifically unfounded and misleading. The Company believes that upper respiratory infections and nasal and sinus disease are the causes of the smell dysfunctions reported by some consumers. One of the most common causes of smell disorders is the cold itself, the very condition the product is used to treat. Other causes are sinusitis and rhinitis, conditions which are sometimes present when the product is used. The Company’s position is supported by a cumulative body of science and has been confirmed by a multi-disciplinary panel of scientists.
Litigation Reserves
     As of December 31, 2005, the Company established a reserve of $1.3 million for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions, some of which are described below, and was the amount, excluding defense costs, the Company believed it could reasonably estimate would be spent to resolve the remaining cases that had been filed. Some of the significant factors that were considered in the establishment of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy and structure in light of the Arizona settlement; and the number of cases that remained pending against the Company. There are events, such as the dismissal of any of the cases, the filing of new lawsuits, threatened claims, the outcome of a trial, or rulings on pending evidentiary motions, that may have an impact on the Company’s conclusions as to the adequacy of the reserve for the pending product liability lawsuits. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could, in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period. The Company regularly reviews this reserve and may make adjustments based on the number of pending, settled, and threatened cases, as well as continuing legal defense strategy. The reserve was approximately $1.1 million as of September 30, 2008 and March 31, 2008. The Company will continue to review the adequacy of the associated reserve on a quarterly basis.
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

     Although we believe the manufacturer of the recalled products is responsible for our recall-related costs, we cannot predict whether the manufacturer will reimburse us. For the quarter ended June 30, 2008, the Company recorded a $1.0 million reserve for estimated recall-related costs and charges. The reserve charge was recorded in selling, general and administrative expense and reduced operating income by an equal amount. The $1.0 million reserve was based on estimates associated with the expected levels of affected product at retail, costs to replace the product, and other recall-related costs. During the quarter ended September 30, 2008, the Company increased the reserve for recall-related costs by approximately $700,000 and incurred approximately $200,000 in legal related recall charges. For the six months ended September 30, 2008, the Company has recorded recall-related expenses of $1.9 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Through our wholly-owned subsidiaries, Zicam LLC and Zicam Canada, Inc., the Company develops, markets, and sells innovative, over-the-counter (OTC) healthcare products with an emphasis on those that utilize unique, novel and/or proprietary delivery systems that provide consumers with “Better Ways to Get Better®”. The Company currently markets its Zicam products within the $4.5 billion overall United States cough and cold category at retail and initiated international sales in Canada during the quarter ended September 30, 2008. Our Zicam products are sold in the cold (nasal delivery and oral delivery products), allergy/sinus (nasal delivery), cough (oral delivery), and multi-symptom relief (oral delivery) market groups of the overall cough and cold category. We expect that our mix of products sold will change due to seasonality and varying growth rates within the market groups. Our Zicam products are currently available at all of the major food, drug, and mass merchant retailers in the United States. In the fourth quarter of fiscal 2008 we began conducting a test of our Xcid™ antacid in limited distribution and markets.
     Because of the extreme seasonality of our business, in June 2007, our Board of Directors approved a change in our fiscal year in order to better align our operations and financial results with the entire cold season (our previous fiscal year ended in the middle of the cold season). Our fiscal year now begins April 1 and ends March 31. Most of the products we market are seasonal in nature and sales at retail generally increase as the incidence of colds and flu rises. We record sales when our products are shipped to retailers. During the July through September quarter, the Company’s sales volume is primarily affected by retailers stocking our products and ordering displays to prepare for the upcoming cough and cold season. Additional sales (re-orders) to retailers are highly dependent upon the incidence of illness within the population. Retail sales of our products are highest during the cough and cold season, which usually runs from October through March. We increase our advertising campaigns to coincide with the cough and cold season and generally realize higher advertising expense in the October through March time periods. Because of the seasonality of our business, results for any single quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

     Certain information is set forth below for our operations, expressed in thousands of dollars and as a percentage of net sales, for the periods indicated:

	3 Months Ended September 30,				6 Months Ended September 30,
$000s	2008	% NS	2007	% NS	2008	% NS	2007	% NS
Net Sales	$33,632	100%	$28,576	100%	$42,140	100%	$37,149	100%

Marketing	$3,709	11%	$3,450	12%	$6,631	16%	$5,593	15%
Sales	$1,238	4%	$872	3%	$1,888	4%	$1,614	4%
General & Administrative	$3,134	9%	$3,089	11%	$7,281	17%	$5,631	15%
Product Liability Litigation	$756	2%	$421	1%	$1,499	4%	$1,250	3%

Total Selling, General, and Administrative	$8,837	26%	$7,832	27%	$17,299	41%	$14,088	38%

Research & Development	$1,143	3%	$995	3%	$1,754	4%	$2,448	7%

     Net sales for the fiscal second quarter ended September 30, 2008 increased 18% to $33.6 million compared to $28.6 million in the prior year’s second quarter. The increased revenues are due to a 4% increase in the number of units sold, a change in the sales mix to higher priced products, and price increases on Cold Remedy and Allergy/Sinus products that were implemented during the quarter. The price increase accounted for approximately $400,000 of the increased net sales. For the six months ended September 30, 2008, net sales increased 13% to $42.1 million, versus $37.1 million in the six months ended September 30, 2007. Net sales in both the six months ended September 30, 2008 and 2007 were negatively impacted by an adjustment to the returns provision of $1 million, in excess of the customary 3.5% of gross sales, to account for expected returns of products being discontinued by certain retailers. We anticipate retailers will continue to tighten their inventory management practices and therefore we expect our sales to retailers will more closely mirror sales from retailers to consumers.
     During the quarter ended September 30, 2008 we initiated international sales in Canada which accounted for approximately $674,000 of our total sales in the quarter. We contracted a Canadian distributor to conduct sales and manage retail relationships in Canada. The Company recognizes sales in Canada when the distributor ships Zicam products to retailers.
     Net income for the quarter ended September 30, 2008 was $8.2 million, or $0.86 per diluted share, compared to net income of approximately $6.4 million, or $0.63 per diluted share, for the quarter ended September 30, 2007. Net income for the quarter ended September 30, 2008 includes an additional $900,000 of expense for charges associated with the previously reported recall of certain lots of Zicam Cold Remedy RapidMelt™ and ChewCap™ products. Net income for the six months ended September 30, 2008 was approximately $6.0 million, or $0.62 per diluted share, compared to $5.3 million, or $0.53 per diluted share, for the six months ended September 30, 2007. The results for the six months ended September, 30, 2008 reflect $1.9 million for recall-related charges. The recall-related expense is recorded in general and administrative expense. Due to the recall, the Company has engaged new manufacturers to supply our Cold Remedy RapidMelt and Chewable products.
     Product liability defense costs were $756,000 for the quarter ended September 30, 2008, compared to $421,000 for quarter ended September 30, 2007 (net of $200,000 for insurance reimbursements). We anticipate legal defense costs will be $500,000 to $750,000 per quarter during the remainder of fiscal 2009.
     We expect results in future periods to be significantly affected by the level of sales, the timing and amount of our advertising, research and development expenses, and the timing and amount of expenses incurred in defense of product liability litigation matters. Expenditures for advertising and research and development will vary by quarter throughout the year and could be significantly different in future periods than the amounts incurred in the same period in earlier years. We expect that advertising expenses will be highest during the cold season (third and fourth fiscal quarters). We anticipate quarterly earnings will continue to vary along with the seasonality of sales and the level of marketing and research and development expense.
     The Company’s management reviews several key indicators in evaluating overall performance:
1)	We compare our year-to-date sales and net income performance against our stated annual goal for each. For fiscal 2009, our goal is to grow sales 5% to 10% above the $101.0 million recorded for the fiscal year ended March 31, 2008 (resulting in revenue in the range of $106.0 million — $111.1 million), and to increase net income 20% to 30% above the $10.4 million realized in fiscal 2008 (resulting in net income in the range of $12.5 million — $13.5 million). For the six months ended September 30, 2008, net sales have increased 13% compared to the prior year, and net income has increased 12%. As previously reported, we notified our retail customers about a voluntary recall of certain products. We do not anticipate that the recall will prevent us from achieving our fiscal 2009 sales and income goals. Barring additional changes in the economic environment, we expect the Zicam brand will continue to grow as we increase consumer awareness of our products and introduce new items.

2)	We monitor our share of the cough and cold market because increased consumer purchases of our products are an indicator of growth. For the 12 weeks ended October 5, 2008, retail unit sales of our products (as measured by three outlet syndicated scanner data, not including Wal-Mart) increased approximately 7% over the comparable period in the previous year, while unit sales in the entire cough and cold category decreased approximately 4% over the same period.

3)	We measure our ability to maintain strong gross margins on our products. During the quarter ended September 30, 2008, we realized an average gross margin of 69%, compared to the 66% average gross margin achieved in the quarter ended September 30, 2007. Gross margins on our existing products vary between 55% and 80%. Average gross margins, in the quarter ended September 30, 2008, were improved due to a more favorable mix of higher margin products sold during the quarter and to a lesser degree a price increase on certain Cold Remedy and Allergy/Sinus products. The fiscal second quarter margin was also improved compared to the prior year due to a $1.0 million increase to the returns reserve in the quarter ended September 30, 2007 (in excess of our customary 3.5% of gross sales). Gross margin for the six months ended September 30, 2008 increased to 68%, one percentage point higher than the gross margin realized for the six months ended September 30, 2007. The higher gross margin is due to a more favorable mix of higher margin products sold during the first half of fiscal 2009.

4)	We evaluate our operating performance by reviewing, over time, our ability to decrease selling, general and administrative (SG&A) expenses as a percentage of net sales. We evaluate our ability to reduce SG&A expense on an annual basis due to the seasonal fluctuations in quarterly net sales. For the six months ended September 30, 2008, our SG&A expenses (which does not include R&D expenses) were approximately 41% of net sales, compared to 38% for the six months ended September 30, 2007. SG&A expense for the six months ended September 30, 2008 includes $1.9 million of recall-related charges, or approximately 4.5% of net sales.

5)	We review the distribution and mix of our products by key national retailers. Our ten largest retail customers account for a substantial majority of our annual sales, and we encourage our largest customers to carry a mix of our highest-selling products. Retailers generally reset their cough and cold sections during the third calendar quarter of each year, at which time they add or discontinue products. After accounting for additions of new products and certain discontinuations, our ten largest customers have net SKU (stock keeping unit) additions of Zicam products entering the 2008/2009 cold season.

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
     Intangible Assets and Goodwill: We recorded approximately $15.0 million in goodwill in connection with the acquisition of the 40% Zicam, LLC interest acquired from Zensano, Inc. in December 2001. Under SFAS No. 142, goodwill must be tested when a triggering event occurs or at least annually to identify a potential impairment and the amount of any impairment loss. Factors that could affect this analysis would be significant loss of market share, a general decline in Zicam product sales, higher than expected increases in expenses and various other matters. Any change in key assumptions about the business or prospects of Zicam, LLC, or any change in market conditions or other externalities affecting Zicam, LLC, could result in an impairment charge, and such a charge could have a material adverse effect on our financial condition and results of operations. Our annual valuation of goodwill (as of September 1, 2008) is being conducted and will be complete by the end of November 2008. The last valuation was completed as of September 2007, and no impairment was identified. No triggering events have occurred subsequent to the valuation performed in the third quarter of calendar 2007.
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
     Revenue Recognition: The Company recognizes revenue from product sales when the risks and rewards of ownership have transferred to the customer, which is considered to have occurred upon shipment of the finished product to retailers. Sales incentives, promotional allowances, and returns are estimated and recognized at the date of shipment based upon historical activity and current agreements with customers. The Company evaluates these estimates on a monthly basis and revises them as necessary.
     Customer Sales Returns and Allowances: The estimate for product returns reflects our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects potential product returns. We record a returns provision of 3.5% of gross sales for all of our products. We review the return provision at least quarterly and adjust the reserve amounts if actual product returns differ materially from our reserve percentage. Additionally, we adjust the returns provision when a determination is made that a product will be discontinued, either in whole or by certain retailers. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected. During the quarter ended June 30, 2008, we recorded a $1.0 million increase to our return reserve, in excess of the customary 3.5% of gross sales, for anticipated returns expected in connection with retailers’ announced discontinuation of certain products. For the quarter ended September 30, 2008, we recorded returns provisions at 3.5% of gross sales.
     Accounts Receivable and Allowance for Doubtful Accounts: The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The allowance is reviewed regularly to ensure that it reflects the amount of the Company’s probable credit losses. During the quarter ended June 30, 2007, the Company reviewed the allowance and based on historical performance elected to reduce its accrual rate from 0.10% of gross sales to 0.02% of gross sales, effective April 1, 2007. During our review in the prior fiscal year’s quarter ended September 30, 2007, we determined that our allowance for bad debt exceeded the amount of loss that would likely be incurred and we reduced the allowance amount by approximately $250,000. This reduction was reflected in general and administrative expense in the accompanying statement of income for the six months ended September 30, 2007.
     Legal Contingencies: We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. See Note 7 -“Legal Proceedings” to the Condensed Consolidated Financial Statements for additional information regarding our pending and threatened litigation and our reserves for product liability litigation. While we are vigorously defending the Company in these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. The Company follows the guidance of SFAS 5, “Accounting for Contingencies,” which states that the Company is required to accrue a contingent loss when the loss is deemed probable and reasonably estimable.
Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,
	2008		2007
Net sales	$33,631,906	100%	$28,575,748	100%
Cost of sales	10,378,915	31	9,576,341	34

Gross profit	23,252,991	69	18,999,407	66
Selling, general and administrative	8,836,878	26	7,832,060	27
Research & development	1,143,214	3	994,632	3

Income from operations	13,272,899	39	10,172,715	36
Interest and other income	84,752	—	145,673	1
Interest expense	—	—	—	—

Income before income taxes	13,357,651	40	10,318,388	36
Provision for income taxes	5,115,769	15	3,909,160	14

Net Income	$8,241,882	25%	$6,409,228	22%

Net Sales
     Net sales for the three months ended September 30, 2008 were $33.6 million, versus net sales of $28.6 million for the quarter ended September 30, 2007. The increased revenues are due to a 4% increase in unit sales, a more favorable mix of higher priced products sold and, to a lesser degree, price increases on Cold Remedy and Allergy/Sinus products. The price increase accounted for approximately $400,000 of additional revenue. In addition, during the quarter ended September 30, 2008, the Company had approximately $674,000 of international sales of its products in Canada. In addition, net sales in the quarter ended September 30, 2007 included a $1.0 million increase to our returns reserve, in excess of the customary 3.5% of gross sales.
Cost of Sales
     For the quarter ended September 30, 2008, our cost of sales increased to $10.4 million, compared to $9.6 million for the quarter ended September 30, 2007. The increase was primarily due to the higher number of units sold. Our cost of goods sold was also affected by the mix of products sold and an increase in the amount of off-shelf displays sold.
Gross Profit
     Gross profit for the three months ended September 30, 2008 was approximately $23.3 million, compared to gross profit of approximately $19.0 million for the quarter ended September 30, 2007. The higher gross profit is primarily attributable to the increased net sales recorded during the quarter. Gross margin for the quarter ended September 30, 2008 was 69%, compared to 66% achieved in the comparable quarter ended September 30, 2007. Gross margins for the three months ended September 30, 2008 were affected by the previously mentioned price increases on certain products that became effective in the quarter. In addition, gross margin in the prior year’s second quarter, ended September 30, 2007, was negatively affected by a $1.0 million adjustment to the returns reserve, which reduced net sales. Gross margins on our existing products vary between 55% and 80%. Gross margin will continue to be affected by the relative mix of products sold and changes in product sales price and costs that may occur.
Selling, General & Administrative (SG&A)
     SG&A expense for the quarter ended September 30, 2008 increased to approximately $8.8 million from approximately $7.8 million in the quarter ended September 30, 2007. The higher SG&A expense is due to an additional $900,000 recorded in the quarter ended September 30, 2008, to account for costs and charges related to the recall of certain oral cold remedy product lots discussed previously. In addition, marketing expense increased approximately $260,000, which is primarily related to Xcid antacid marketing in several test markets, as well as in-store sampling. Sales expense increased approximately $367,000 due to higher commissions associated with increased sales, as well as labor expense for in-sourcing our sales management functions. Offsetting those increases was a decrease in operations expense of $285,000 related to third-party testing and a decrease in consulting services of approximately $465,000. We expect SG&A expenses in future periods will vary largely in relation to the level of our advertising and legal expenditures. Advertising expense is heaviest during the cold season, which is generally October through March.
     Litigation expense related to the product liability lawsuits was approximately $756,000 for the quarter ended September 30, 2008, compared to approximately $421,000 (net of approximately $200,000 for insurance reimbursement) for product liability litigation expense in the quarter ended September 30, 2007. We anticipate that we will continue to incur between $500,000 and $750,000 in legal expense each quarter as a result of the Zicam Cold Remedy product liability litigation matters in which we are engaged (see Note 7 to the Condensed Consolidated Financial Statements).
Research and Development
     Research and development expense was approximately $1.1 million in the quarter ended September 30, 2008, approximately $150,000 more than the level incurred in the quarter ended September 30, 2007. Research and development expense in the quarter was related to development costs associated with the five new Zicam products introduced during the quarter. The five new Zicam products are: Cold Remedy RapidMelts + Vitamin C and Echinacea, Allergy Swabs, Cold Sore Swabs, and the two new Healthy Z-ssential products. We expect to incur research and development costs in connection with the migration of our Cold Remedy RapidMelt and Chewable products to new manufacturers. We expect to invest approximately 3% to 4% of fiscal 2009 annual net sales on research and development efforts. The timing of research and development spending can vary throughout the year and is not correlated with our seasonal sales pattern.
Interest & Other Income
     Interest income was approximately $85,000 in the quarter ended September 30, 2008 versus approximately $146,000 in the quarter ended September 30, 2007. The decrease in interest income is due to lower interest rates compared to the prior year. Interest income in future periods will vary with our level of cash and interest rate changes.
Income Before Provision for Income Taxes

     Income before income tax for the three months ended September 30, 2008 was approximately $13.4 million, approximately 40% of net sales, compared to income before taxes of approximately $10.3 million, or 36% of net sales for the quarter ended September 30, 2007. The increased pre-tax income is primarily due to the increased gross profit offset by the SG&A expenses discussed above. We expect that income (loss) in future periods will be significantly impacted by sales levels of our products, product introductions in new categories, and annual changes in our advertising, research and development, and legal expenses. We anticipate quarterly earnings will continue to vary along with the seasonality of sales.
Income Tax Expense
     We recorded an income tax expense at our combined estimated annual effective tax rate of approximately 38.5%. Due to income from operations earned in the quarter ended September 30, 2008, we recognized income tax expense of approximately $5.1 million, compared to $3.9 million in the quarter ended September 30, 2007.
Net Income
     Net income was $8.2 million in the quarter ended September 30, 2008, compared to net income of approximately $6.4 million in the quarter ended September 30, 2007. Approximately $128,000 of the increased net income is attributable to international sales of certain Zicam products in Canada.
Off-Balance Sheet Arrangements
     As of September 30, 2008, we did not have any off-balance sheet arrangements.
Results of Operations for the Six Months Ended September 30, 2008 Compared to the Six Months Ended September 30, 2007
     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Six Months Ended September 30,
	2008		2007
Net sales	$42,139,950	100%	$37,149,176	100%
Cost of sales	13,573,198	32	12,411,695	33

Gross profit	28,566,752	68	24,737,481	67
Selling, general and administrative	17,299,004	41	14,088,275	38
Research & development	1,753,509	4	2,447,685	7

Income from operations	9,514,239	23	8,201,521	22
Interest and other income	191,986	—	392,248	1
Interest expense	—	—	—	—

Income before income taxes	9,706,225	23	8,593,769	23
Provision for income taxes	3,730,200	9	3,246,637	9

Net Income	$5,976,025	14%	$5,347,132	14%

Net Sales
     Net sales for the six months ended September 30, 2008 were $42.1 million, versus net sales of $37.1 million for the six months ended September 30, 2007. During the six months ended September 30, 2008, our unit sales increased approximately 7% compared to the prior year. The increase in comparable net sales during the period is also due to the mix of higher priced products sold and, to a lesser degree, the aforementioned price increase on Cold Remedy and Allergy/Sinus products. During the quarter ended September 30, 2008, we instituted a price increase on our Cold Remedy and Allergy/Sinus products, which accounted for approximately $400,000 of higher net sales in the first half of fiscal 2009. In addition, the Company had initial international sales of approximately $674,000.
Cost of Sales
     For the six months ended September 30, 2008, our cost of sales increased to $13.6 million, compared to $12.4 million for the six months ended September 30, 2007. The increase was primarily due to the higher number of units sold. Our cost of goods sold was also affected by the mix of products sold and the increased amount of off-shelf displays sold.
Gross Profit
     Gross profit for the six months ended September 30, 2008 was approximately $28.6 million, compared to gross profit of approximately $24.7 million for the six months ended September 30, 2007. The higher gross profit is primarily attributable to the increased net sales. The previously mentioned price increase accounted for approximately $400,000 of the higher gross profit. Gross margin for the six months ended September 30, 2008 was 68%, compared to 67% achieved in the comparable period ended September 30, 2007. Gross margins on our existing products vary between 55% and 80%. Gross margin will continue to be affected by the relative mix of products sold and changes in product sales price and costs that may occur.
Selling, General & Administrative (SG&A)
     SG&A expense for the six months ended September 30, 2008 increased to approximately $17.3 million from approximately $14.1 million in the six months ended September 30, 2007. The higher SG&A expense is due to $1.9 million recorded in the first half of fiscal 2009 to account for costs and charges related to the recall of certain oral cold remedy product lots discussed previously. In addition, marketing expense increased approximately $1.0 million, primarily related to the testing Xcid antacid marketing in several test markets as well as in-store sampling. Sales expense increased approximately $274,000 due to higher commissions associated with increased sales, as well as labor expense for in-sourcing our sales management functions. Labor expense increased approximately $627,000, of which, approximately $370,000 was related to one-time new employee compensation. Bad debt expense was $241,000 higher in the six months ended September 30, 2008 due to the $250,000 allowance reversal incurred in the six months ended September 30, 2007. Offsetting those increases was a decrease in operations expense of $369,000 related to third-party testing and a decrease in consulting services of approximately $698,000. We expect SG&A expenses in future periods will vary largely in relation to the level of our advertising and legal expenditures. Advertising expense is heaviest during the cold season, which is generally October through March.
     Litigation expense related to the product liability lawsuits was approximately $1.5 million for the six months ended September 30, 2008, compared to approximately $1.3 million (net of approximately $300,000 for insurance reimbursement) for product liability litigation expense in the six months ended September 30, 2007. We anticipate that we will continue to incur between $500,000 and $750,000 in legal expense each quarter as a result of the Zicam Cold Remedy product liability litigation matters in which we are engaged (see Note 7 to the Condensed Consolidated Financial Statements).
Research and Development
     Research and development expense was approximately $1.8 million in the six months ended September 30, 2008, approximately $694,000 less than the level incurred in the six months ended September 30, 2007. Research and development expense during the first half of the prior year reflects significant expense associated with research associated with our oral care and antacid development efforts. Research and development expense in the first half of fiscal 2009 are related to development costs associated with the five new Zicam products introduced during the quarter ended September 30, 2008. The five new Zicam products are: Cold Remedy RapidMelts + Vitamin C and Echinacea, Allergy Swabs, Cold Sore Swabs, and the two new Healthy Z-ssential products. We expect to invest approximately 3% to 4% of fiscal 2009 annual net sales on research and development efforts. The timing of research and development spending can vary throughout the year and is not generally correlated with our seasonal sales patterns.
Interest & Other Income
     Interest income was approximately $192,000 in the six months ended September 30, 2008 versus approximately $392,000 in the comparable period of the prior year. The decreased interest income is due to lower interest rates compared to the prior year. Interest income in future periods will vary with our level of cash and interest rate changes.
Income Before Provision for Income Taxes
     Income before income tax for the six months ended September 30, 2008 was approximately $9.7 million, approximately 23% of net sales, compared to income before taxes of approximately $8.6 million, or 23% of net sales for the six months ended September 30, 2007. The increased pre-tax income is primarily due to increased gross profit and lower research and development expenses offset by the higher SG&A expense discussed above. We expect that results in future periods will be significantly impacted by the sales levels of our products, new product introductions, and annual changes in our advertising, research and development, and legal expenses. We anticipate quarterly earnings will continue to vary with the seasonality of sales.
Income Tax Expense
     We recorded an income tax expense at our combined estimated annual effective tax rate of approximately 38.5%. Due to income from operations earned in the six months ended September 30, 2008, we recognized income tax expense of approximately $3.7 million, compared to $3.2 million in the quarter ended September 30, 2007.
Net Income
     Net income was approximately $6.0 million in the six months ended September 30, 2008, compared to net income of approximately $5.3 million in the six months ended September 30, 2007. Approximately $128,000 of the increased net income is attributable to international sales of certain Zicam products in Canada.
Liquidity and Capital Resources
     Our working capital was $50.0 million as of September 30, 2008, compared to $44.6 million at March 31, 2008. During the six months ended September 30, 2008, we experienced a decrease in available cash of approximately $8.2 million and ended the period with $19.7 million of cash. The decrease is due to the Company’s seasonal working capital needs and the repurchase of approximately $4.0 million of the Company’s stock. In addition, the Company received approximately $1.0 million from the issuance of common stock upon the exercise of stock options. The Company maintains a conservative investment philosophy and generally invests the majority of excess cash directly in a fund of U.S. Treasury Securities.
     During the quarter ended September 30, 2008, trade receivables increased to $30.0 million from $8.1 million at June 30, 2008. The increase in accounts receivable reflects the seasonal buy-in prior to the cough and cold season by our retail customers. We expect to convert substantially all of the September 30, 2008 receivables to cash during the quarter ending December 31, 2008. The Company’s principal source of liquidity is cash generated from sales of our products to retailers and distributors. The majority of sales are given 30 day credit terms; however, payment terms are occasionally extended, as retailers increase inventory of our products prior to the onset of the cough and cold season. The Company records an estimated allowance for potentially uncollectible accounts, which is reviewed on a monthly basis. During our review in the prior fiscal year’s quarter ended September 30, 2007, we determined that our allowance for bad debt exceeded the amount of loss that would likely be incurred and we reduced the allowance amount by approximately $250,000. This reduction was reflected in selling, general and administrative expenses during that quarter. We believe our allowance as of September 30, 2008 is adequate.

     The change in accounts receivable, inventory, accounts payable and accrued expenses largely reflects the seasonal nature of the Company’s business. Our working capital requirements fluctuate with the seasonality of our sales and are generally highest in the July through September quarter. The Company records the bulk of its sales, which is reflected in higher accounts receivable, in the second, third, and fourth fiscal quarters; generally builds inventory during the first through third fiscal quarter periods; and advertises its products, which is the largest component of accrued expenses, primarily in the third and fourth fiscal quarters. Although affected by the build-up of inventory, accounts payable and accrued expenses are more significantly affected by advertising activities.
     Generally, to the extent our operations are profitable, our business is cash flow positive. We do have working capital requirements arising from the increase of inventory and accounts receivable in excess of the increase in accounts payable, but these vary throughout the year reflecting the seasonal nature of our business.
     Historically, the Company has had very low capital expenditures since we rely on third party manufacturers to produce our products. Typical capital expenditures include investments in technology, office furniture, leasehold improvements, and small tooling requirements. In 2006, the Company invested $4.2 million for an automated manufacturing line that produces our swab products. Based on the sales growth of our swab products, and our assumptions as to continued growth, we expect to reach capacity on the swab manufacturing equipment and anticipate purchasing a second line in the next year. In addition, the Company occasionally provides deposits and prepayments to our manufacturers to improve and increase manufacturing capabilities for our products. The Company’s facility lease for its corporate offices expired during fiscal 2008 and we leased new corporate office and R&D space in March 2008. The relocation required capital expenditures and tenant improvements of approximately $650,000, which are being amortized over the term of the new lease (approximately five years).
     We have an $8.0 million credit facility with Comerica Bank that expires in July 2009. The interest rate under the renewed credit facility is prime minus 0.25% (or 4.75% at September 30, 2008). There have been no borrowings under the facility since the quarter ended December 31, 2006. We do not anticipate any borrowings from the credit facility for working capital needs during the next quarter and we are in compliance with the earnings and financial covenants contained in the credit facility. We believe that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months.
Contractual Obligations
     We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations
	(In thousands of dollars)
	Payments due by Period as of September 30, 2008
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	2,414	521	1,076	817	0
Purchase Obligations	3,439	3,43	9 0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$5,853	$3,960	$1,076	$817	$0

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Forward Looking Statements
     This Report on Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:
•	our expectations regarding the costs of the product recall and our belief that the reserve for recall costs will be sufficient;

•	our belief that the recall will not affect consumer demand for our products;

•	our expectations regarding returns of discontinued products;

•	our expectation regarding continued expansion of the Zicam line of products;

•	our expectation of achieving our fiscal 2009 sales and income goals;

•	our belief that growth in sales of our products will occur;

•	our expectations regarding equity compensation;

•	our belief that our bad debt allowance is sufficient;

•	our anticipation that we will continue to incur approximately $500,000 to $750,000 in legal expense each quarter as a result of the Zicam Cold Remedy product liability litigation in which we are engaged;

•	our intention to vigorously defend the Zicam Cold Remedy product liability and securities litigation claims, our expectation that additional product liability lawsuits may be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;

•	our expectation that the trend of growth in sales in future periods will continue as we expand consumer awareness and acceptance of our entire Zicam brand of products, increase distribution, and introduce new products;

•	our expectations regarding the effect of recently issued accounting standards;

•	our expectation that our mix of products sold will change due to seasonality and varying growth rates within the market groups;

•	our expectations regarding retailer inventory management;

•	our expectation that sales to retailers will more closely match retailer sales of our products to consumers;

•	our intention to review our product return reserve provision monthly and adjust the reserve amounts as actual product return experience continues to develop;

•	our expectation of making income tax payments at our statutory rates in future years;

•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold;

•	our expectation that we will not receive additional sizeable reimbursements from our insurance carriers;

•	our expectation that our net income and operating expenses in future periods will vary largely in connection with the level of our sales, advertising, research and development, and legal expenses;

•	our expectation that research and development spending will be 3% to 4% of annual net sales in subsequent years;

•	our expectations regarding derivative instruments;

•	our expectation that earnings in future periods will be significantly impacted by the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;

•	our expectation that advertising expense will be highest in our third and fourth fiscal quarters;

•	our expectations regarding marketing programs;

•	our belief that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months;

•	our expectations regarding product sales in the Canadian market through a Canadian distributor, and the introduction of several additional Zicam products in Canada in fiscal 2009;

•	our belief that our exposure to currency exchange risk is minimal;

•	our expectations regarding our manufacturers’ ability to timely produce inventory adequate for sales of products through the 2008/2009 cough and cold season;

•	our expectation of achieving a higher gross margin in the future;

•	our expectations regarding the impact of the recall on demand for Zicam products and that the manufacturer of the recalled products will be responsible for recall-related costs;

•	our expectations regarding future borrowings; and

•	our belief that moderate interest rate increases and the current economic uncertainties regarding available credit will not have a material adverse impact on our results of operations or financial position in the foreseeable future.
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
     Statements in this Report on Form 10-Q, including those set forth in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” describe factors that could contribute to or cause actual results to differ materially from our expectations. Other such factors include (i) less than anticipated demand for our current and future products, (ii) a weak cough and cold season, (iii) lack of market acceptance for or uncertainties concerning the efficacy or safety of our current and future products or regulatory actions, including product recalls, involving our products, (iv) difficulties in manufacturers’ meeting production requirements or maintaining sufficient inventories to meet unexpectedly high demand in the short term, (v) financial difficulties encountered by one or more of our principal customers, (vi) difficulties in obtaining additional capital for marketing, research and development, and other expenses, (vii) material litigation involving patent and contractual claims, product liability claims, consumer issues and securities violation claims, (viii) the possibility of delays or other difficulties in implementing product improvements and introducing to the marketplace new products and brands, whether domestically or internationally, (ix) issues with suppliers, (x) the possibility that future sales of our products will not be as strong as expected, (xi) increased competition by private label manufacturers; (xii) adverse economic changes that affect consumer demand; and (xiii) adverse publicity regarding our products or advertising restrictions.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank. At no time during the quarter ended September 30, 2008 did we have any outstanding borrowings on this line of credit. Consequently, we believe that moderate interest rate increases and the current uncertainties regarding available credit will not have a material adverse impact on our results of operations or financial position in the foreseeable future. We generally extend payment terms for customers during the second fiscal quarter (ending September 30) as customers purchase new products and build inventory for the upcoming cough and cold season.
     As of September 30, 2008 and March 31, 2008, we did not participate in any financial-market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.
     During the quarter ended September 30, 2008 we initiated international sales in Canada. We contracted a Canadian distributor to conduct sales and manage retail relationships in Canada. We ship products to the distributor who then sells our products directly to retailers in Canada. Our exposure to currency exchange risk is minimal due to the advance agreement of exchange rate terms with the distributor. However, should exchange rates (US dollar to Canadian dollar) fluctuate significantly in the future, our net sales price per unit in Canada may vary at a similar rate. We will continue to evaluate whether we will be subject to currency exchange risk in any material way. We do not anticipate using derivative financial instruments to manage foreign currency risk. If the volume of international business grows, we will assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our Acting President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Acting President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Acting President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 7 of the Condensed Consolidated Financial Statements for a discussion of the principal legal proceedings to which the Company is a party.
Item 1A. Risk Factors
     Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the period ended March 31, 2008. The information presented below provides material changes to, and should be read in conjunction with, the risk factors and information disclosed in the “Risk Factors” section of that Form 10-K, each of which could materially affect the business, financial condition or future results of the Company. The risks described in such Form 10-K and this Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial in the future, also may materially adversely affect the business, financial condition and/or operating results of the Company.
We face increasing competition from lower-priced, private label and branded over-the-counter products.
     In general, we face substantial and increasing competition from new or existing private label and/or other branded over-the-counter products. Private label competitors in particular are becoming more aggressive and their products are an increasing percentage of overall category sales. Further, private label products are generally lower in price and demand for lower-price products may increase in times of economic uncertainty. Generic or private label alternatives to some of our products, such as the Zicam® Cold Remedy Gel Swabs™ and Zicam® Cold Remedy RapidMelts® products, can be found in the marketplace.
     The intellectual property rights that protect our products are of varying strengths and durations. Although it is our general policy to actively protect our intellectual property rights, alternatives to our products can present unique challenges, and we may not be able to prevent the emergence of such products. If consumers prefer these products, or if these products have better safety, efficacy, or pricing characteristics or are easier to administer, our results could be negatively impacted.
Item 2. Unregistered Sales of Securities and Use of Proceeds
     The following table provides information about purchases by the Company during the quarter ended September 30, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May Yet be
	of Shares	Average Price	Announced Plans or	Purchased Under the
Period	Purchased	Paid per Share	Programs	Plans or Programs
7/01/08-7/31/08	1,308	$16.73	697,109	302,891
8/01/08-8/31/08	34,075	$17.24	731,184	268,816
9/1/08-9/30/08	55,429	$17.16	786,613	213,387
Total	90,812	$16.96	786,613	213,387
     On April 1, 2004, the Board of Directors approved the repurchase by the Company of up to 1 million shares of the Company’s common stock. This authorization will remain in effect indefinitely unless terminated or modified by resolution of our Board of Directors.
     During the quarter ended September 30, 2008, we repurchased an aggregate of 89,504 shares of our common stock, at an average price of $17.19, pursuant to the stock repurchase program in open market transactions. Commissions paid for repurchased common stock during the period totaled $2,238. In addition, we may cancel treasury shares from time-to-time. The Company also repurchased 1,308 shares of common stock, for $21,882, from an employee to satisfy tax withholding requirements associated with vested restricted stock. During the six months ended September 30, 2008, we canceled 549,077 shares of treasury stock valued at $7,566,432. The cancelation is reflected on the September 30, 2008 balance sheet as a reduction in common stock issued (for the par value of the shares) and a reduction in additional paid-in capital (for the treasury shares value less par value). We may repurchase additional shares of the Company’s common stock from time to time as conditions warrant.
Item 4. Submission of Matters to a Vote of Security Holders
     At our 2008 annual meeting of stockholders held on August 26, 2008, our stockholders elected each of Lori H. Bush and Carl J. Johnson to our Board of Directors for three-year terms. There were present at the meeting, in person or by proxy, stockholders of the Company who were holders of record on the record date of 8,218,643 shares of common stock, or 85% of the total shares of the outstanding common stock of the Company, which constituted a quorum. Of the 9,626,962 shares entitled to vote in such election, the votes cast were as follows:

Director	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
Lori H. Bush	7,995,194	223,449	0	0
Carl J. Johnson	8,089,170	129,473	0	0
     At the time of the annual meeting, the Company’s six other directors, John M. Clayton, Ph.D., Samuel C. Cowley, William C. Egan, Edward E. Faber, L. White Matthews, III, and Michael Zeher, were not scheduled for election. Immediately following the annual meeting, Edward E. Faber retired from the board. All five other directors continued as members of the board.

     Additionally, stockholders ratified the appointment of Mayer Hoffman McCann P.C. as the independent registered public accounting firm of Matrixx Initiatives, Inc. for the fiscal year ending March 31, 2009. Of the 9,626,962 shares entitled to vote, the votes cast were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
8,167,962	23,609	27,072	0
Item 5. Other Information
     On October 22, 2008, the Company announced that Carl Johnson will retire from his position as Chief Executive Officer of the Company, effective October 31, 2008. In connection with his resignation as Chief Executive Officer of the Company, Mr. Johnson also retired from the Board of Directors, effective October 31, 2008.
Item 6. Exhibits

Exhibit No.	Title

3.01	Articles of Incorporation and Amendments thereto of the registrant (1)

3.02	Bylaws of the registrant (2)

4.01	Rights Agreement dated as of July 22, 2002 by and between the registrant and Corporate Stock Transfer, Inc. (3)

10.1*	Form of Amended and Restated Change of Control Agreement by and between the registrant and certain officers

10.2*	Restricted Stock Award Agreement dated November 4, 2008 by and between the registrant and Samuel C. Cowley

10.3*	Summary of Chairman’s Fee Arrangement, approved October 21, 2008

10.4*	Summary of 2009 Cash Incentive Award Opportunity for William Hemelt

31.1*	Certification of Acting President and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Acting President and CFO pursuant to 18 U.S.C. Section 1350

*	Filed with this Report on Form 10-Q.

**	Indicates management compensatory contract, plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

(2)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed July 25, 2006, file number 001-31404.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, filed July 23, 2002, file number 001-31404.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrixx Initiatives, Inc.

/s/ William J. Hemelt

William J. Hemelt
Acting President and Chief Operating Officer
and Chief Financial Officer
November 5, 2008