Form 10-Q
period 2008-12-31
MATRIXX INITIATIVES INC
filed 2009-02-06
CIK 1006195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
There were 9,456,990 shares of the registrant’s common stock, $.001 par value, outstanding as of February 1, 2009.

MATRIXX INITIATIVES, INC.
FORM 10-Q
INDEX
Unless otherwise indicated in this quarterly report, “Matrixx,” “us,” “we,” “our,” “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2008	2008

ASSETS

Current Assets:
Cash and cash equivalents	$30,666,041	$27,932,672
Accounts receivable:
Trade, net of allowance for doubtful accounts of $223,079 and $209,377	25,084,482	12,051,847
Other receivable	—	39,363
Insurance receivable	55,185	75,000
Inventories	10,456,388	11,530,060
Prepaid expenses	2,125,981	1,743,521
Interest receivable	5,580	73,904
Income tax receivable	292,230	—
Deferred tax asset	1,751,348	1,739,490

Total Current Assets	70,437,235	55,185,857

Property and Equipment, at cost:
Office furniture and computer equipment	1,712,616	1,560,403
Machine tooling and manufacturing equipment	4,753,835	5,330,728
Laboratory furniture and equipment	472,841	437,267
Leasehold improvements	544,211	514,674

	7,483,503	7,843,072
Less accumulated depreciation	(2,964,076)	(2,753,222)

Net Property and Equipment	4,519,427	5,089,850

Other Assets:
Deposits	393,669	379,205
Other assets	110,034	110,034
Restricted cash	—	500,000
Debt issuance costs, net of accumulated amortization of $10,796 and $5,398	3,599	8,997
Patents, net of accumulated amortization of $690,135 and $582,670	1,727,326	1,834,791
Goodwill	15,039,836	15,039,836

Total Other Assets	17,274,464	17,872,863

Total Assets	$92,231,126	$78,148,570

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$6,251,290	$1,307,881
Accrued expenses	7,017,632	4,433,841
Sales commissions	538,759	533,384
Sales returns and allowances	1,722,213	1,271,791
Legal liability	1,065,000	1,100,000
Income tax payable	1,146,438	1,927,025

Total Current Liabilities	17,741,332	10,573,922

Deferred tax liability	2,094,420	2,022,427

Total Liabilities	19,835,752	12,596,349

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,876,536 and 10,175,412 shares issued	9,876	10,175
Additional paid-in capital	46,212,745	50,960,220
Retained earnings	32,853,844	22,126,374

	79,076,465	73,096,769
Less common stock held in treasury, at cost (419,546 and 547,769 shares)	(6,681,091)	(7,544,548)

Total Stockholders’ Equity	72,395,374	65,552,221

Total Liabilities and Stockholders’ Equity	$92,231,126	$78,148,570

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	2008	2007

Net sales	$38,702,412	$30,801,567
Cost of sales	11,204,657	11,060,163

Gross Profit	27,497,755	19,741,404

Selling, general and administrative expenses	18,869,536	20,043,066
Research and development	796,996	875,149

Income (Loss) From Operations	7,831,223	(1,176,811)

Interest and other income	47,929	130,926

Income (Loss) Before Provision (Benefit) For Income Taxes	7,879,152	(1,045,885)

Provision (Benefit) for income taxes	3,127,707	(410,724)

Net Income (Loss)	$4,751,445	$(635,161)

Net Income (Loss) Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,179,232	9,740,909
Net Income (Loss) Per Share of Common Stock	$0.52	$(0.07)

Diluted:
Weighted Average Number of Common Shares Outstanding	9,471,944	9,740,909
Net Income (Loss) Per Share of Common Stock	$0.50	$(0.07)
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	2008	2007

Net sales	$80,842,362	$67,950,743
Cost of sales	24,777,855	23,471,858

Gross Profit	56,064,507	44,478,885

Selling, general and administrative expenses	36,168,540	34,131,341
Research and development	2,550,505	3,322,834

Income From Operations	17,345,462	7,024,710

Interest and other income	239,915	523,174

Income Before Provision For Income Taxes	17,585,377	7,547,884

Provision for income taxes	6,857,907	2,835,913

Net Income	$10,727,470	$4,711,971

Net Income Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,277,560	9,779,153
Net Income Per Share of Common Stock	$1.16	$0.48

Diluted:
Weighted Average Number of Common Shares Outstanding	9,564,561	10,095,293
Net Income Per Share of Common Stock	$1.12	$0.47
The accompanying notes are an integral part of these consolidated financial statements

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	2008	2007

Cash Flows From Operating Activities
Net income	$10,727,470	$4,711,971
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	1,017,754	828,886
Amortization	112,863	111,510
Deferred income taxes	60,135	840,217
Common stock issued for compensation	1,764,123	1,148,060
Changes in assets and liabilities:
Accounts receivable	(12,993,272)	(15,023,459)
Insurance receivable	19,815	2,050,000
Interest and other receivables	68,324	14,190
Income taxes	(1,072,817)	1,157,271
Inventories	1,073,672	(1,961,582)
Prepaid expenses and other	(382,460)	(815,862)
Accounts payable	4,943,409	5,668,127
Accrued expenses	2,589,166	2,364,067
Legal liability	(35,000)	(54,350)
Sales returns and allowances	450,422	(914,857)

Net Cash Provided By Operating Activities	8,343,604	124,189

Cash Flows From Investing Activities
Capital expenditures	(447,331)	(239,891)
Deposits and other	(14,464)	(354,727)
Restricted cash	500,000	—

Net Cash Provided (Used) By Investing Activities	38,205	(594,618)

Cash Flows From Financing Activities:
Debt issuance costs	—	(14,288)
Issuance of common stock	1,138,157	611,144
Purchase of treasury stock	(6,786,597)	(3,904,189)

Net Cash Used By Financing Activities	(5,648,440)	(3,307,333)

Net Increase (Decrease) in Cash and Cash Equivalents	2,733,369	(3,777,762)

Cash and Cash Equivalents at Beginning of Period	27,932,672	16,944,189

Cash and Cash Equivalents at End of Period	$30,666,041	$13,166,427

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$7,588,795	$—

Supplemental Disclosure of Noncash Financing Activities:
Retirement of treasury stock	$7,650,054	$—
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     1. Financial Statements
     The accompanying condensed consolidated balance sheet as of March 31, 2008, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements of Matrixx Initiatives, Inc. as of and for the three and nine months ended December 31, 2008 have been prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, do not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments that are necessary so as to make the interim information not misleading, have been made. All references made in this Report to “Note” or “Notes” refer to these Notes to the Condensed Consolidated Financial Statements. Results of operations for the three and nine months ended December 31, 2008 are not necessarily indicative of results of operations that may be expected for the fiscal year ending March 31, 2009. The products we market are seasonal in nature, and sales at retail generally increase as the incidence of colds and flu rises. We record sales when products are shipped from our warehouse facilities. Generally, the Company realizes increased sales volume as retailers stock our products and order displays to prepare for the cough and cold season, which usually runs from October through March. Retail consumption of our products is highest during the cough and cold season. This financial information should be read in conjunction with the complete financial statements included in Matrixx’s Annual Report on Form 10-K for the period ended March 31, 2008 previously filed with the Securities and Exchange Commission.
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
     The Company did not recognize any compensation expense for previously granted option awards during the three or nine months ended December 31, 2008. The Company recognized pre-tax charges of $16,141, approximately $9,800 after tax, as compensation expense in the nine months ended December 31, 2007, for previously granted option awards. The Company anticipates future equity compensation will be in the form of restricted stock grants and does not expect to recognize any additional charges in association with stock options. There were no options exercised by employees in the three months ended December 31, 2008. No options were granted during the three and nine month periods ended December 31, 2008 and 2007.
     The Company has granted restricted stock to directors, officers, and management employees as part of its overall compensation plan. Compensation expense is based on the closing stock price on the grant date, and is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense recognized in the quarter ended December 31, 2008, for restricted stock awards previously granted, was approximately $107,000, or $66,000 after tax, compared to approximately $104,000 after tax for the quarter ended December 31, 2007. During the nine months ended December 31, 2008, the Company recognized approximately $926,000, or $565,000 after tax, compared to $300,000 after tax for the nine months ended December 31, 2007, for compensation expense related to restricted stock awards. A one-time expense associated with a stock-based signing bonus accounted for approximately $268,000, or $165,000 after tax, of the expense recorded for the nine months ended December 31, 2008. Also, during the quarter ended December 31, 2008, 1,231 shares of restricted stock were issued to two directors, in lieu of cash, under the Directors Restricted Stock Purchase Program for fiscal third quarter director compensation.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     3. Basic and Diluted Loss Per Share
     The Company follows the provisions of SFAS No. 128, “Earnings Per Share,” which specifies the method of computation, presentation and disclosure of earnings per share. SFAS No. 128 requires the presentation of basic and diluted earnings per share amounts. Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of dilutive securities. The Company’s stock options and restricted stock are considered dilutive securities and are included in the computation of diluted earnings per share.
     The table below summarizes the elements included in the calculation of basic and diluted net income per common share for the three and nine months ended December 31, 2008 and 2007. Options to purchase 157,000 and 176,000 shares of common stock for the three and nine months ended December 31, 2008, respectively, were not included in the computation of diluted income per share because their effect would be anti-dilutive. Options to purchase 549,134 shares of common stock for the three months ended December 31, 2007 were not included in the computation of diluted income per share because their effect would be anti-dilutive. There were no anti-dilutive shares for the nine month period ended December 31, 2007.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income (loss) applicable to common shareholders	$4,751,445	$(635,161)	$10,727,470	$4,711,971

Weighted average common shares outstanding — Basic	9,179,232	9,740,909	9,277,560	9,779,153
Dilutive Securities:
Options	109,754	—	126,243	177,582
Restricted Stock	182,958	—	160,758	138,558

Weighted average common shares outstanding — Diluted	9,471,944	9,740,909	9,564,561	10,095,293

Net income (loss) per common share:
Basic	$0.52	$(0.07)	$1.16	$0.48
Diluted	$0.50	$(0.07)	$1.12	$0.47
     4. Inventories
     Inventories are stated at the lower of cost or market. The Company uses first-in, first-out to value inventory. Inventories consisted of the following at December 31, 2008 and March 31, 2008:

	December 31,	March 31,
	2008	2008
Raw materials and packaging	$3,279,077	$3,887,906
Finished goods	7,177,311	7,642,154

Total	$10,456,388	$11,530,060

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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), which modifies and expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 is not expected to have an impact on our consolidated financial condition or results of operations.
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
6. Insurance Program
     In April 2006, we established a limited traditional insurance program through a product liability insurance carrier. This insurance program does not cover lawsuits existing prior to April 2006, and only applies to any new claims made after the new policy was effective. The policy required a $500,000 letter of credit with an equal amount of cash reserved, which is shown as restricted cash on the March 31, 2008 condensed consolidated balance sheet. In April 2008, the policy was renewed and the $500,000 letter of credit and cash reserve requirements were eliminated.

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
     Among the principal matters pending, to which the Company is a party, are the following:
Product Liability Matters
     General. Numerous lawsuits have been filed against us alleging that our Zicam Cold Remedy nasal gel product has caused the permanent loss or diminishment of the sense of smell or smell and taste. We believe these allegations are unfounded (See “Company’s Position Regarding the Allegations” in our Annual Report on Form 10-K for the period ended March 31, 2008). The Company is incurring significant legal expense for defense of these lawsuits. For the quarter ended December 31, 2008, litigation expense was approximately $379,000, compared to $444,000 (net of $165,000 for insurance reimbursements) for the three months ended December 31, 2007. For the nine months ended December 31, 2008, product liability defense costs were $1.9 million, compared to $1.7 million (net of $485,000 for insurance reimbursements) for the nine months ended December 31, 2007. We expect any additional reimbursements from our insurance carriers for legal expenses incurred in fiscal 2009 or any future periods to be minimal.
     From October 1, 2008 through January 30, 2009, three new product liability cases were filed against the Company and three product liability cases were dismissed or are pending dismissal either as a result of a successful Company motion or through the settlement of the case for immaterial amounts. The three new cases filed against the Company are: (i) Smith vs. Matrixx Initiatives, Inc., filed October 16, 2008 in the Superior Court of Hall County, Georgia; (ii) McGill vs. Matrixx Initiatives, Inc., filed November 14, 2008 in the Superior Court of Maricopa County, Arizona; and (iii) Brandon vs. Matrixx Initiatives, Inc., filed January 7, 2009 in the United States District Court, Eastern District of Texas. The three cases that were dismissed or are pending dismissal are: (i) Bell vs. Matrixx Initiatives, Inc., filed September 8, 2008 in the Superior Court of Morgan County, Alabama; (ii) Bunin vs. Matrixx Initiatives, Inc., filed March 17, 2008 in the Superior Court of Broward County, Florida; and (iii) Hood vs. Matrixx Initiatives, Inc., filed April 14, 2004 in the Superior Court of Broward County, Florida.
     As of January 30, 2009, there are 17 pending product liability lawsuits against the Company, involving 28 plaintiffs. Six of those cases are in Federal court and 11 are in State court (See Item 3 of our Annual Report on Form 10-K for the period ended March 31, 2008 for additional information on pending cases).
     Potential Claimants. The Company has been advised that certain plaintiffs’ attorneys collectively represent approximately 510 additional potential claimants for whom they have not yet filed lawsuits. The Company is in the process of determining the number of potential claimants, the nature or basis of their purported claims, and when or if the potential claimants will ultimately file one or more lawsuits against the Company.
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

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Company’s Position Regarding the Allegations. We believe that Zicam Cold Remedy nasal gel does not cause loss of smell and that claims to the contrary are scientifically unfounded and misleading. The Company’s position is supported by a cumulative body of science and has been confirmed by a multi-disciplinary panel of scientists. Upper respiratory infections and nasal and sinus disease are the leading causes of smell dysfunction, and these conditions are generally present when the product is used.
Product Liability Litigation Reserves
     As of December 31, 2005, the Company established a reserve of $1.3 million for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions, some of which are described below, and was the amount, excluding defense costs, the Company believed it could reasonably estimate would be spent to resolve the remaining cases that had been filed. Some of the significant factors that were considered in the establishment of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy, settlements; and the number of cases that remained pending against the Company. There are events, such as the dismissal of any of the cases, the filing of new lawsuits, threatened claims, the outcome of a trial, or rulings on pending evidentiary motions, that may have an impact on the Company’s conclusions as to the adequacy of the reserve for the pending product liability lawsuits. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could, in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period. The Company regularly reviews this reserve and may make adjustments based on the number of pending, settled, and threatened cases, as well as continuing legal defense strategy. The reserve was approximately $1.1 million as of December 31, 2008 and March 31, 2008. The Company will continue to review the adequacy of the associated reserve on a quarterly basis.
Product Recall
     In June 2008, the Company recalled certain lots of its Zicam ChewCapsTM, RapidMelts® and RapidMelts +C products. The recall was issued initially in response to a recall by the Company’s manufacturer, Capricorn Pharma, Inc. (“Capricorn”). Capricorn issued its recall in response to observations made by the FDA during a routine inspection of its facilities, which gave rise to concerns that certain lots of the products may have contained small metal fragments. The Company recall mirrored that of Capricorn and applied only to certain lots of the products; however, many of the Company’s customers have elected to return additional products. There have been no reports of injury or illness involving the affected products. The “Class II” recall action was a precautionary matter in consultation with the FDA based on an assessment that the affected products would not cause serious adverse health consequences.
     For the nine months ended December 31, 2008, the Company has incurred and reserved for recall-related expenses of approximately $2.0 million. The reserve was based on estimates associated with the expected levels of affected product at retail, costs to replace the product, and other recall-related costs. The charge was recorded in selling, general and administrative expense and reduced operating income by an equal amount. The Company believes that Capricorn is responsible for the Company’s recall-related costs. Accordingly, on September 2, 2008, the Company filed suit against Capricorn in the United States District Court for the District of Arizona, Case No. 2:08-CV-01615-SRB, to recover damages arising from the recall. In response, on January 12, 2009, Capricorn filed a motion to dismiss the Company’s complaint for lack of personal jurisdiction and improper venue. Also, on November 21, 2008, Capricorn filed suit against the Company in the United States District Court for the District of Delaware, Case No. 1:08-CV-00873-JJF alleging that the Company infringed Capricorn’s patent and trademark rights and breached its

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
confidentiality obligations. Capricorn seeks to recover damages and injunctive relief. The Company believes these allegations are without merit and intends to challenge them vigorously as part of its attempt to recover recall-related costs from Capricorn. Though the Company believes that Capricorn is responsible for the Company’s recall-related costs, it cannot predict that it will be able to recover such costs from Capricorn due to the nature and inherent uncertainties of litigation.
Intellectual Property Protection
          On December 10, 2008, GMP Technologies, LLC (“GMP”) filed suit against the Company in the United Sates District Court for the Northern District of Illinois (Case No. 08CV7077) in response to a major retailer removing from its store shelves a private label swab product produced for the retailer by GMP. The complaint alleges that the retailer discontinued sales of the private label swab product after having been made aware of the Company’s patent relating to Zicam Cold Remedy Gel Swabs (“Swab Patents”). GMP seeks to have the court determine that GMP’s product does not infringe the Swab Patents and to have the Company’s Swab Patents declared invalid. In addition, GMP seeks damages for its losses related to the retailer’s cancellation of the private label product following the Company’s providing notice to the retailer of the Swab Patents. The Company believes GMP’s allegations are without merit and intends to defend itself vigorously.
8. Product Recall
          In June 2008, we recalled certain lots of our Zicam ChewCaps™, RapidMelts® and RapidMelts + C products from retailers. For the nine months ended December 31, 2008, the Company has incurred and reserved for recall-related expenses of approximately $2.0 million. The reserve was based on estimates associated with the expected levels of affected product at retail, costs to replace the product, and other recall-related costs. The charge was recorded in selling, general and administrative expense and reduced operating income by an equal amount. See “Product Recall” in Note 7 -“Legal Proceedings” for additional information.

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
     Certain information is set forth below for our operations, expressed in thousands of dollars and as a percentage of net sales, for the periods indicated:

	3 Months Ended December 31,				9 Months Ended December 31,
$000s	2008	% NS	2007	% NS	2008	% NS	2007	% NS
Net Sales	$38,702	100%	$30,802	100%	$80,842	100%	$67,951	100%

Marketing	$13,209	34%	$16,177	53%	$19,840	25%	$21,770	32%
Sales	$1,025	3%	$1,022	3%	$2,913	4%	$2,636	4%
General & Administrative	$4,257	11%	$2400	8%	$11,537	14%	$8,031	12%
Product Liability Litigation	$379	1%	$444	1%	$1,878	2%	$1,694	2%

Total Selling, General, and Administrative	$18,870	49%	$20,043	65%	$36,168	45%	$34,131	50%

Research & Development	$797	2%	$875	3%	$2,551	3%	$3,323	5%
     Net sales for the fiscal third quarter ended December 31, 2008 increased 26% to $38.7 million compared to $30.8 million in the prior year’s third quarter. The increased net sales are due to an increase in the number of units sold, a change in the sales mix to higher priced products, increased prices on Cold Remedy and Allergy/Sinus products that were implemented in the fiscal second quarter, and reduced charges for returns compared to the quarter ended December 31, 2007. The price increase accounted for approximately $2.7 million of the increased net sales. For the nine months ended December 31, 2008, net sales increased 19% to $80.8 million, versus $68.0 million in the nine months ended December 31, 2007. Net sales in both the nine months ended December 31, 2008 and 2007 were negatively impacted by an adjustment to the returns provision of $1.0 million and $2.2 million, respectively, in excess of the customary 3.5% of gross sales, to account for expected returns of products being discontinued by certain retailers. We anticipate retailers will continue to tighten their inventory management practices and therefore we expect our sales to retailers will more closely mirror sales from retailers to consumers. International sales in Canada accounted for approximately $319,000 of our total sales in the quarter and approximately $994,000 in the nine months ended December 31, 2008. We contracted with a Canadian distributor to conduct sales and manage retail relationships in Canada. The Company recognizes sales in Canada when the distributor ships Zicam products to retailers.
     Net income for the quarter ended December 31, 2008 was $4.8 million, or $0.50 per diluted share, compared to a net loss of approximately $635,000 million, or $0.07 loss per diluted share, for the quarter ended December 31, 2007. Management believes it is probable that annual bonus compensation goals will be achieved, therefore, net income for the quarter ended December 31, 2008 includes an $835,000 accrual for 75% of annual bonus compensation. Net income for the nine months ended December 31, 2008, was approximately $10.7 million, or $1.12 per diluted share, compared to $4.7 million, or $0.47 per diluted share, for the nine months ended December 31, 2007. The results for the nine months ended December 31, 2008 also reflect approximately $2.0 million for recall-related charges. See “Product Recall” in Note 7 for additional information. The recall-related expense is recorded in general and administrative expense. Due to the recall, the Company has discontinued its ChewCaps product and engaged new manufacturers to supply our Cold Remedy RapidMelt and Chewable products.

     Product liability defense costs were $379,000 for the quarter ended December 31, 2008, compared to $444,000 for quarter ended December 31, 2007 (net of $165,000 for insurance reimbursements). We anticipate legal defense costs will be $500,000 to $750,000 per quarter during the remainder of fiscal 2009 and in fiscal 2010.
     We expect results in future periods to be significantly affected by the level of sales, the timing and amount of our advertising, research and development expenses, and the timing and amount of expenses incurred in defense of product liability and other litigation matters. Expenditures for advertising and research and development will vary by quarter throughout the year and could be significantly different in future periods than the amounts incurred in the same period in earlier years. We expect that advertising expenses will be highest during the cold season (third and fourth fiscal quarters). We anticipate quarterly earnings will continue to vary along with the seasonality of sales and the level of marketing and research and development expense.
     The Company’s management reviews several key indicators in evaluating overall performance:
1)	We compare our year-to-date sales and net income performance against our stated annual goal for each. For fiscal 2009, our goal is to grow sales 5% to 10% above the $101.0 million recorded for the fiscal year ended March 31, 2008 (resulting in revenue in the range of $106.0 million — $111.1 million), and to increase net income 20% to 30% above the $10.4 million realized in fiscal 2008 (resulting in net income in the range of $12.5 million — $13.6 million). For the nine months ended December 31, 2008, net sales have increased 19% compared to the prior year, and net income has increased 127%. As previously reported, in June 2008 we notified our retail customers about a voluntary recall of certain products. See “Product Recall” in Note 7 for additional information. We do not anticipate that the recall will prevent us from achieving our fiscal 2009 sales and income goals. Barring additional changes in the economic environment, we expect the Zicam brand will continue to grow as the incidence of colds increases during the cold season and we achieve increased consumer awareness of our products.

2)	We monitor our share of the cough and cold market because increased consumer purchases of our products are an indicator of growth. For the 12 weeks ended December 28, 2008, retail unit sales of our products (as measured by three outlet syndicated scanner data, not including Wal-Mart and club stores) decreased approximately 3% over the comparable period in the previous year, while unit sales in the entire cough and cold category decreased approximately 1% over the same period. However, when including Wal-Mart and club stores, retail unit sales of Zicam products increased during this period.

3)	We measure our ability to maintain strong gross margins on our products. During the quarter ended December 31, 2008, we realized an average gross margin of 71%, compared to the 64% average gross margin achieved in the quarter ended December 31, 2007. Gross margins on our existing products vary between 55% and 80%. Average gross margins in the quarter ended December 31, 2008, improved due to a more favorable mix of higher margin products sold during the quarter, a previously implemented price increase on certain Cold Remedy and Allergy/Sinus products, and cost reductions achieved on several of our products. In addition, gross margin in the fiscal third quarter of the prior year (ended December 31, 2007) was impacted by a $1.2 million increase to the returns reserve in excess of our customary 3.5% of gross sales. Gross margin for the nine months ended December 31, 2008 increased to 69%, four percentage points higher than the gross margin realized for the nine months ended December 31, 2007.

4)	We evaluate our operating performance by reviewing, over time, our ability to decrease selling, general and administrative (SG&A) expenses as a percentage of net sales. We evaluate our ability to reduce SG&A expense on an annual basis due to the seasonal fluctuations in quarterly net sales. For the nine months ended December 31, 2008, our SG&A expenses (which do not include R&D expenses) were approximately 45% of net sales, compared to 50% for the nine months ended December 31, 2007. SG&A expense for the nine months ended December 31, 2008 includes $2.0 million of recall-related charges, or approximately 2.5% of net sales.

5)	We review the distribution and mix of our products by key national retailers. Our ten largest retail customers account for approximately 75% of our annual sales, and we encourage our largest customers to carry a mix of our highest-selling products. Retailers generally reset their cough and cold sections during the third calendar quarter of each year, at which time they add or discontinue products. Our ten largest retailers have increased the net number of Zicam products that they carry for the 2008/2009 cold season.
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
     We believe that our critical accounting policies and estimates include accounting for intangible assets and goodwill, accounting for income taxes, revenue recognition, accounting for sales returns and allowances, accounts receivable and doubtful accounts, and accounting for legal contingencies.
     Intangible Assets and Goodwill: We recorded approximately $15.0 million in goodwill in connection with the acquisition of the 40% Zicam, LLC interest acquired from Zensano, Inc. in December 2001. Under SFAS No. 142, goodwill must be tested at least annually to identify a potential impairment and the amount of any impairment loss. Factors that could affect this analysis would be significant loss of market share, a general decline in Zicam product sales, higher than expected increases in expenses and various other matters. Any change in key assumptions about the business or prospects of Zicam, LLC, or any change in market conditions or other externalities affecting Zicam, LLC, could result in an impairment charge, and such a charge could have a material adverse effect on our financial condition and results of operations. Our annual valuation of goodwill (as of September 1, 2008) was completed in January 2009 and no impairment was identified. No triggering events have occurred subsequent to the valuation.
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
     Customer Sales Returns and Allowances: The estimate for product returns reflects our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects potential product returns. We record a returns provision of 3.5% of gross sales for all of our products. We review the return provision at least quarterly and adjust the reserve amounts if actual product returns differ materially from our reserve percentage. Additionally, we adjust the returns provision when a determination is made that a product will be discontinued, either in whole or by certain retailers. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected. During the quarter ended June 30, 2008, we recorded a $1.0 million increase to our return reserve, in excess of the customary 3.5% of gross sales, for anticipated returns expected in connection with retailers’ announced discontinuation of certain products. For the quarter ended December 31, 2008, we recorded a customary returns provisions at 3.5% of gross sales.
     Accounts Receivable and Allowance for Doubtful Accounts: The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The allowance is reviewed regularly to ensure that it reflects the amount of the Company’s probable credit losses. Effective April 1, 2007, the Company elected to reduce its accrual rate from 0.10% of gross sales to 0.02% of gross sales, based on historical performance. During our review in the prior fiscal year’s quarter ended September 30, 2007, we determined that our allowance for bad debt exceeded the amount of loss that would likely be incurred and we reduced the allowance amount by approximately $250,000. This reduction was reflected in general and administrative expense in the accompanying statement of income for the six months ended September 30, 2007.
     Legal Contingencies: We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. See Note 7 — “Legal Proceedings” for additional information regarding our pending and threatened litigation and our reserves for product liability litigation. While we are vigorously defending the Company in these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. The Company follows the guidance of SFAS 5, “Accounting for Contingencies,” which states that the Company is required to accrue a contingent loss when the loss is deemed probable and reasonably estimable.
Results of Operations for the Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007
     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2008		2007
Net sales	$38,702,412	100%	$30,801,567	100%
Cost of sales	11,204,657	29	11,060,163	36

Gross profit	27,497,755	71	19,741,404	64
Selling, general and administrative	18,869,536	49	20,043,066	65
Research & development	796,996	2	875,149	3

Income from operations	7,831,223	20	(1,176,811)	(4)
Interest and other income	47,929	—	130,926	—
Interest expense	—	—	—	—

Income before income taxes	7,879,152	20	(1,045,885)	(3)
Provision for income taxes	3,127,707	8	(410,724)	1

Net Income	$4,751,445	12%	$(635,161)	(2)%

Net Sales
     Net sales for the three months ended December 31, 2008 were $38.7 million, versus net sales of $30.8 million for the quarter ended December 31, 2007. The increased revenues are due to 1) an 11% increase in unit sales, which accounted for approximately $4.0 million of the increase; 2) a more favorable mix of higher priced products sold; 3) a price increase on Cold Remedy and Allergy/Sinus products, which accounted for $2.7 million of the increase; and 4) net sales in the quarter ended December 31, 2007 included a $1.2 million increase to our returns reserve, in excess of the customary 3.5% of gross sales, which reduced our net sales in that quarter. During the quarter ended December 31, 2008, the Company had approximately $319,000 of international sales of its products in Canada.

Cost of Sales
     For the quarter ended December 31, 2008, our cost of sales increased to $11.2 million, compared to $11.1 million for the quarter ended December 31, 2007. The increase was primarily due to the higher number of units sold. Our cost of goods sold was also affected by the mix of products sold and cost reductions achieved on several of our products.
Gross Profit
     Gross profit for the three months ended December 31, 2008 was approximately $27.5 million, compared to gross profit of approximately $19.7 million for the quarter ended December 31, 2007. The higher gross profit is primarily attributable to the increased net sales recorded during the quarter and the lower cost per unit sold. Gross margin for the quarter ended December 31, 2008 was 71%, compared to 64% achieved in the comparable quarter ended December 31, 2007. Gross margins for the three months ended December 31, 2008 were positively affected by the previously mentioned price increases on certain products that became effective in the prior quarter. In addition, gross margin in the prior year’s third quarter, ended December 31, 2007, was negatively affected by a $1.2 million adjustment to the returns reserve, which reduced net sales. Gross margins on our existing products vary between 55% and 80%. Gross margin will continue to be affected by the relative mix of products sold and changes in product sales price and costs that may occur.
Selling, General & Administrative (SG&A)
     SG&A expense for the quarter ended December 31, 2008 decreased to approximately $18.9 million from approximately $20.0 million in the quarter ended December 31, 2007. The lower SG&A expense is primarily due to a shift of approximately $3 million in advertising spending from the fiscal third quarter to our fiscal fourth quarter, which we believe will coincide with a higher incidence of colds and flu in the US population. Offsetting the reduction in marketing expense in the quarter was increased labor expense of approximately $835,000 for the accrual of 75% of annual incentive bonus compensation as well as $825,000 of additional expense associated with senior management retirement and replacement recruitment. We also incurred approximately $250,000 of additional legal expense associated with the protection of our intellectual property and litigation associated with the product recall (See Note 7 to the Condensed Consolidated Financial Statements). In addition, quality control and regulatory costs increased approximately $140,000.
     We expect SG&A expenses in future periods will vary largely in relation to the level of our advertising and legal expenditures. Advertising expense is heaviest during the cold season, which is generally October through March.
     Litigation expense related to the product liability lawsuits was approximately $379,000 for the quarter ended December 31, 2008, compared to approximately $444,000 (net of approximately $165,000 for insurance reimbursement) for product liability litigation expense in the quarter ended December 31, 2007. We anticipate that we will continue to incur between $500,000 and $750,000 in product liability legal expense each quarter as a result of the Zicam Cold Remedy product liability litigation matters in which we are engaged (see “Product Liability Matters” in Note 7).
Research and Development
     Research and development expense was approximately $797,000 in the quarter ended December 31, 2008, approximately $78,000 less than the level incurred in the quarter ended December 31, 2007. We incur research and development costs in connection with the development and testing of new products. We expect to invest approximately 3% of fiscal 2009 annual net sales on research and development efforts. The timing of research and development spending can vary throughout the year and is not correlated with our seasonal sales pattern.

Interest & Other Income
     Interest income was approximately $48,000 in the quarter ended December 31, 2008 versus approximately $131,000 in the quarter ended December 31, 2007. The decrease in interest income is due to lower interest rates compared to the prior year. Interest income in future periods will vary with our level of cash and interest rate changes.
Income Before Provision for Income Taxes
     Income before income tax for the three months ended December 31, 2008 was approximately $7.9 million, or approximately 20% of net sales, compared to a loss before taxes of approximately $1.0 million, or (3)% of net sales for the quarter ended December 31, 2007. The increased pre-tax income is primarily due to the increased net sales and gross profit offset by the lower SG&A expenses discussed above. We expect that income (loss) in future periods will be significantly impacted by sales levels of our products, product introductions in new categories, and annual changes in our advertising, research and development, and legal expenses. We anticipate quarterly earnings will continue to vary along with the seasonality of sales.
Income Tax Expense
     We recorded income tax expense at our combined estimated annual effective tax rate of approximately 39.0%. Due to income from operations earned in the quarter ended December 31, 2008, we recognized income tax expense of approximately $3.1 million, compared to a benefit of $411,000 in the quarter ended December 31, 2007 related to the loss before taxes incurred in that quarter.
Net Income
     Net income was $4.8 million in the quarter ended December 31, 2008, compared to a net loss of approximately $(635,000) in the quarter ended December 31, 2007.
Off-Balance Sheet Arrangements
     As of December 31, 2008, we did not have any off-balance sheet arrangements.
Results of Operations for the Nine Months Ended December 31, 2008 Compared to the Nine Months Ended December 31, 2007
     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Nine Months Ended December 31,
	2008		2007
Net sales	$80,842,362	100%	$67,950,743	100%
Cost of sales	24,777,855	31	23,471,858	35

Gross profit	56,064,507	69	44,478,885	65
Selling, general and administrative	36,168,540	45	34,131,341	50
Research & development	2,550,505	3	3,322,834	5

Income from operations	17,345,462	21	7,024,710	10
Interest and other income	239,915	—	523,174	1
Interest expense	—	—	—	—

Income before income taxes	17,585,377	22	7,547,884	11
Provision for income taxes	6,857,907	8	2,835,913	4

Net Income	$10,727,470	13%	$4,711,971	7%

Net Sales
     Net sales for the nine months ended December 31, 2008 were $80.8 million, versus net sales of $68.0 million for the nine months ended December 31, 2007. The increased net sales are due to 1) a 9% increase in unit sales, which accounted for approximately $7.1 million of the increase; 2) a more favorable mix of higher priced products sold; 3) a price increase on Cold Remedy and Allergy/Sinus products, which accounted for $3.6 million of the increase; and 4) net sales in the nine months ended December 31, 2007 included a $1.2 million increase to our returns reserve, in excess of the customary 3.5% of gross sales, which reduced our net sales by that amount in that period. In addition, during the nine months ended December 31, 2008, the Company had approximately $994,000 of international sales of its products in Canada.
Cost of Sales
     For the nine months ended December 31, 2008, our cost of sales increased to $24.8 million, compared to $23.5 million for the nine months ended December 31, 2007. The increase was primarily due to the higher number of units sold. Our cost of goods sold was also affected by the mix of products sold, the increased amount of off-shelf displays, and cost reductions achieved on several of our products.
Gross Profit
     Gross profit for the nine months ended December 31, 2008 was approximately $56.1 million, compared to gross profit of approximately $44.5 million for the nine months ended December 31, 2007. The higher gross profit is primarily attributable to the increased net sales. Gross margin for the nine months ended December 31, 2008 was 69%, compared to 65% in the comparable period ended December 31, 2007. The higher gross profit is primarily attributable to the increased net sales recorded during the quarter and the lower cost per unit sold. Gross margins for the nine months ended December 31, 2008 were positively affected by the previously mentioned price increases on certain products that became effective in the fiscal second quarter. In addition, gross profit in the nine months ended December 31, 2007 was negatively affected by a $1.2 million adjustment to the returns reserve in excess of our customary 3.5% of gross sales. Gross margins on our existing products vary between 55% and 80%. Gross margin will continue to be affected by the relative mix of products sold and changes in product sales price and costs that may occur.
Selling, General & Administrative (SG&A)
     SG&A expense for the nine months ended December 31, 2008 increased to approximately $36.2 million from approximately $34.1 million in the nine months ended December 31, 2007. The higher SG&A expense is due to approximately $2.0 million recorded to account for costs and charges related to the recall of certain oral cold remedy product lots discussed previously. Labor expense increased approximately $2.1 million, of which, $835,000 is related to the accrual of 75% of annual incentive compensation and $825,000 is expense associated with senior management retirement and replacement recruitment. In addition, sales expense increased approximately $275,000. Offsetting those increases was a shift of approximately $3 million in advertising spending from the fiscal third quarter to our fiscal fourth quarter, which we believe will coincide with a higher incidence of colds and flu in the US population. We expect SG&A expenses in future periods will vary largely in relation to the level of our advertising and legal expenditures. Advertising expense is heaviest during the cold season, which is generally October through March.
     Litigation expense related to the product liability lawsuits was approximately $1.9 million for the nine months ended December 31, 2008, compared to approximately $1.7 million (net of approximately $485,000 for insurance reimbursement) for product liability litigation expense in the nine months ended December 31, 2007. We anticipate that we will continue to incur between $500,000 and $750,000 in product liability legal expense each quarter as a result of the Zicam Cold Remedy product liability litigation matters in which we are engaged (see “Product Liability Matters” in Note 7).
Research and Development
     Research and development expense was approximately $2.6 million in the nine months ended December 31, 2008, approximately $772,000 less than the level incurred in the nine months ended

December 31, 2007. Research and development expense during the comparable period of the prior year reflects significant expense associated with our oral care and antacid development efforts. Research and development expense in the nine months ended December 31, 2008 are related to development costs associated with the five new Zicam products introduced this year and development work on future products. We expect to invest approximately 3% of fiscal 2009 annual net sales on research and development efforts. The timing of research and development spending can vary throughout the year and is not generally correlated with our seasonal sales patterns.
Interest & Other Income
     Interest income was approximately $240,000 in the nine months ended December 31, 2008 versus approximately $523,000 in the comparable period of the prior year. The decreased interest income is due to lower interest rates compared to the prior year. Interest income in future periods will vary with our level of cash and interest rate changes.
Income Before Provision for Income Taxes
     Income before income tax for the nine months ended December 31, 2008 was approximately $17.6 million, approximately 22% of net sales, compared to income before taxes of approximately $7.5 million, or 11% of net sales, for the nine months ended December 31, 2007. The increased pre-tax income is primarily due to increased net sales, gross profit, and lower research and development expenses offset by the higher SG&A expense discussed above. We expect that results in future periods will be significantly impacted by the sales levels of our products, new product introductions, and annual changes in our advertising, research and development, and legal expenses. We anticipate quarterly earnings will continue to vary with the seasonality of sales.
Income Tax Expense
     We recorded income tax expense at our combined estimated annual effective tax rate of approximately 39.0%. Due to income from operations earned in the nine months ended December 31, 2008, we recognized income tax expense of approximately $6.9 million, compared to $2.8 million in the nine months ended December 31, 2007.
Net Income
     Net income was approximately $10.7 million in the nine months ended December 31, 2008, compared to net income of approximately $4.7 million in the nine months ended December 31, 2007.
Liquidity and Capital Resources
     Our working capital was $52.7 million as of December 31, 2008, compared to $44.6 million at March 31, 2008. During the nine months ended December 31, 2008, we experienced an increase in available cash of approximately $2.7 million and ended the period with $30.7 million of cash. The increase is due to the higher level of sales, which have been converted to cash, offset by the repurchase of approximately $6.7 million of the Company’s stock. In addition, the Company received approximately $1.0 million from the issuance of common stock upon the exercise of stock options. The Company maintains a conservative investment philosophy and generally invests the majority of excess cash directly in a fund of U.S. Treasury Securities or securities insured by the U.S. Government.
     During the quarter ended December 31, 2008, trade receivables decreased to $25.1 million from $30.0 million at September 30, 2008. The decrease in accounts receivable reflects the payment of invoices from the seasonal buy-in prior to the cough and cold season by our retail customers. We expect to convert substantially all of the December 31, 2008 receivables to cash during the quarter ending March 31, 2009. The Company’s principal source of liquidity is cash generated from sales of our products to retailers and distributors. The majority of sales are given 30 day credit terms; however, payment terms are occasionally extended, as retailers increase inventory of our products prior to the onset of the cough and cold season. The Company records an estimated allowance for potentially uncollectible accounts, which is reviewed on a monthly basis. During our review in the prior fiscal year’s quarter ended September 30, 2007, we determined that our allowance for bad debt exceeded the amount of loss that would likely be incurred and we reduced the allowance amount by approximately $250,000. This reduction was reflected in selling, general and administrative expenses during that quarter. We believe our allowance as of December 31, 2008 is adequate.
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
     Historically, the Company has had very low capital expenditures because we rely on third party manufacturers to produce our products. Typical capital expenditures include investments in technology, office furniture, leasehold improvements, and small tooling requirements. In 2006, the Company invested $4.2 million for an automated manufacturing line that produces our swab products. Based on the sales growth of our swab products, and our assumptions as to continued growth, we are purchasing a second swab manufacturing line. We expect to pay $4 million to $5 million for the purchase of the new line, molds, and spare parts to complete the new line. We expect the additional swab manufacturing line will begin producing product in the third quarter of fiscal 2010. In addition, the Company occasionally provides deposits and prepayments to our manufacturers to improve and increase manufacturing capabilities for our products. The Company’s facility lease for its corporate offices expired during fiscal 2008 and we leased new corporate office and R&D space in March 2008. The relocation required capital expenditures and tenant improvements of approximately $650,000, which are being amortized over the term of the new lease (approximately five years).
     We have an $8.0 million credit facility with Comerica Bank that expires in July 2009. The interest rate under the renewed credit facility is prime minus 0.25% (or 3.00% at December 31, 2008). There have been no borrowings under the facility since the quarter ended December 31, 2006. We do not anticipate any borrowings from the credit facility for working capital needs during the next quarter, and we are in compliance with the earnings and financial covenants contained in the credit facility. We believe that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months.
     As discussed in more detail in Part II, Item 2 of this Report, the Board of Directors of the Company approved a new stock repurchase program, effective January 26, 2009, which permits the Company to purchase up to 1 million shares of the Company’s common stock. Concurrently with its approval of this new repurchase program, the Board of Directors terminated the repurchase program previously authorized in April 2004.

Contractual Obligations
     We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations
	(In thousands of dollars)
	Payments due by Period as of December 31, 2008
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	2,032	472	873	687	0
Purchase Obligations	602	602	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$2,634	$1,074	$873	$687	$0

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Forward Looking Statements
     This Report on Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:
•	our expectations regarding the costs of the product recall and our belief that the reserve for recall costs will be sufficient;

•	our expectations regarding returns of discontinued products;

•	our expectation regarding continued expansion of the Zicam line of products;

•	our expectation of achieving our fiscal 2009 sales and income goals;

•	our expectations regarding equity compensation;

•	our belief that our bad debt allowance is sufficient;

•	our anticipation that we will incur approximately $500,000 to $750,000 in legal expense each quarter as a result of the Zicam Cold Remedy product liability litigation in which we are engaged;

•	our intention to vigorously defend the Zicam Cold Remedy product liability and securities litigation claims, our expectation that additional product liability lawsuits may be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;

•	our intention to defend our intellectual property;

•	our expectations regarding recovery of recall-related cots and associated litigation;

•	our expectation that the trend of growth in sales in future periods will continue as we expand consumer awareness and acceptance of our entire Zicam brand of products, increase distribution, and introduce new products;

•	our expectations regarding the effect of recently issued accounting standards;

•	our expectation that our mix of products sold will change due to seasonality and varying growth rates within the market groups;

•	our expectations regarding retailer inventory management;

•	our expectation that sales to retailers will more closely match retailer sales of our products to consumers;

•	our intention to review our product return reserve provision monthly and adjust the reserve amounts as actual product return experience continues to develop;

•	our expectation of making income tax payments at our statutory rates in future years;

•	our expectation that SG&A expenses will vary largely in relation to the level of our advertising and legal expenditures;

•	our expectations regarding the new swab manufacturing line;

•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold and changes in product sales price and costs that may occur;

•	our expectation that our net income and operating expenses in future periods will vary largely in connection with the level of our sales, advertising, research and development, and legal expenses;

•	our expectation that research and development spending will be approximately 3% of annual net sales in subsequent years;

•	our expectations regarding derivative instruments;

•	our expectation that earnings in future periods will be significantly impacted by the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;

•	our expectation that advertising expense will be highest in our third and fourth fiscal quarters;

•	our expectation that our shift of some advertising spending from our fiscal third quarter to the fiscal fourth quarter will coincide with a higher incidence of colds and flu in the U.S. population;

•	our belief that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months;

•	our expectations regarding product sales in the Canadian market through a Canadian distributor;

•	our belief that our exposure to currency exchange risk is minimal;

•	our expectations regarding our manufacturers’ ability to timely produce inventory adequate for sales of products through the 2008/2009 cough and cold season;

•	our expectations regarding the impact of the recall on demand for Zicam products;

•	our expectations that additional reimbursements from insurance carriers will be minimal;

•	our expectations regarding the conversion of receivables to cash;

•	our belief that achievement of the annual bonus compensation goal is probable;

•	our belief that the manufacturer of the recalled products is responsible for recall-related costs;

•	our expectations regarding future borrowings; and

•	our belief that moderate interest rate increases and the current economic uncertainties regarding available credit will not have a material adverse impact on our results of operations or financial position in the foreseeable future.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank. At no time during the quarter ended December 31, 2008 did we have any outstanding borrowings on this line of credit. Consequently, we believe that moderate interest rate increases and the current uncertainties regarding available credit will not have a material adverse impact on our results of operations or financial position in the foreseeable future. We generally extend payment terms for customers during the second fiscal quarter (ending September 30) as customers purchase new products and build inventory for the upcoming cough and cold season.
     As of December 31, 2008 and March 31, 2008, we did not participate in any financial-market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

     During fiscal 2009 we initiated international sales in Canada, which accounted for approximately $1 million of our net sales in the nine months ended December 31, 2008. We contracted with a Canadian distributor to conduct sales and manage retail relationships in Canada. We ship products to the distributor who then sells our products directly to retailers in Canada. Our exposure to currency exchange risk is minimal due to the advance agreement of exchange rate terms with the distributor. However, should exchange rates (US dollar to Canadian dollar) fluctuate significantly in the future, our net sales price per unit in Canada may vary at a similar rate. We will continue to evaluate whether we will be subject to currency exchange risk in any material way. We do not anticipate using derivative financial instruments to manage foreign currency risk. If the volume of international business grows, we will assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our Acting President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Acting President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Acting President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 7 — “Legal Proceedings” for a discussion of the principal legal proceedings to which the Company is a party.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the period ended March 31, 2008 and the additional risk factor disclosed in Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended September 30, 2008, each of which could materially affect the business, financial condition or future results of the Company. The risks described in such Form 10-K, Form 10-Q, and this Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial in the future, also may materially adversely affect the business, financial condition and/or operating results of the Company.
Item 2. Unregistered Sales of Securities and Use of Proceeds
     The following table provides information about purchases by the Company during the quarter ended December 31, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May Yet be
	of Shares	Average Price	Announced Plans or	Purchased Under the
Period	Purchased	Paid per Share	Programs	Plans or Programs
10/01/08-10/31/08	92,194	$16.22	855,067	144,933
11/01/08-11/30/08	40,948	$15.28	896,015	103,985
12/1/08-12/31/08	35,400	$15.13	931,415	68,585
Total	168,542	$15.76	931,415	68,585
     On April 1, 2004, the Board of Directors approved the repurchase by the Company of up to 1 million shares of the Company’s common stock (2004 Program). Through December 31, 2008, the Company had repurchased 931,415 shares under the 2004 Program. Effective January 26, 2009, the Board of Directors terminated the 2004 Program and approved a new stock repurchase program, that permits the Company to purchase up to 1 million shares of the Company’s common stock (2009 Program). The 2009 Program will remain in effect indefinitely unless terminated or modified by resolution of our Board of Directors.
     During the quarter ended December 31, 2008, we repurchased an aggregate of 168,542 shares of our common stock, at an average price of $15.76, in open market transactions pursuant to the 2004 Program. Commissions paid for repurchased common stock during the period totaled $4,214. The Company also repurchased 5,860 shares of common stock, for $83,622, from an employee to satisfy tax withholding requirements associated with vested restricted stock. From time-to-time, the Company also cancels treasury shares. During the nine months ended December 31, 2008, we canceled 549,077 shares of treasury stock valued at $7,566,432. The cancelation is reflected on the December 31, 2008 balance sheet as a reduction in common stock issued (for the par value of the shares) and a reduction in additional paid-in capital (for the treasury shares value less par value). We may repurchase additional shares of the Company’s common stock from time to time as conditions warrant.
Item 6. Exhibits

Exhibit No.	Title

3.01	Articles of Incorporation and Amendments thereto of the registrant (1)

3.02	Bylaws of the registrant (2)

4.01	Rights Agreement dated as of July 22, 2002 by and between the registrant and Corporate Stock Transfer, Inc. (3)

10.1* **	Separation Agreement between Carl Johnson and the registrant, dated December 8, 2008

10.2* **	Settlement Agreement and Mutual Release between Carl Johnson and the registrant, dated December 8, 2008

31.1*	Certification of Acting President and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Acting President and CFO pursuant to 18 U.S.C. Section 1350

*	Filed with this Report on Form 10-Q.

**	Indicates management compensatory contract, plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

(2)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed July 25, 2006, file number 001-31404.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, filed July 23, 2002, file number 001-31404.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrixx Initiatives, Inc.

/s/ William J. Hemelt

William J. Hemelt
Acting President, Chief Operating Officer
and Chief Financial Officer
February 6, 2009