Form 10-K
period 2009-03-31
MATRIXX INITIATIVES INC
filed 2009-06-08
CIK 1006195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not to be contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $116.8 million based on the closing price of $17.88 per share of common stock as reported on the Nasdaq Global Select Market on September 30, 2008. For purposes of this determination, shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 1, 2009, 9,430,320 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement prepared in connection with the Registrant’s 2009 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

Unless otherwise indicated in this Form 10-K, “Matrixx,” “us,” “we,” “our,” “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

PART I

ITEM 1.	BUSINESS

Introduction

We develop, produce, market and sell innovative, over-the-counter (OTC) healthcare products with an emphasis on those that utilize unique, novel and/or proprietary delivery systems that provide consumers with “Better Ways to Get Better®.” Through our subsidiaries, we market and sell products under the Zicam® brand. As discussed in more detail below, our current Zicam offerings compete in the following four product classes within the cough and cold category: Cold Remedy; Allergy/Sinus; Cough and Multi-Symptom relief; and other cough/cold. In addition, we have sold products under the Nasal Comfort® and Xcid® brand names.

We were incorporated in Utah in 1991 as Gum Tech International, Inc. On June 18, 2002, we reincorporated in Delaware and changed our name from Gum Tech International, Inc. to Matrixx Initiatives, Inc. We generally conduct our business through our wholly-owned subsidiaries. We develop and market our Zicam products through Zicam, LLC. In May 2008, we formed Zicam Canada, Inc. to commercialize sales of Zicam products in Canada.

We have sales in one business segment, over-the-counter healthcare products. Currently, substantially all of our revenues are attributed to sales within the United States; we had initial international sales in Canada in fiscal 2009 of approximately $1.0 million. Our net sales were approximately $111.6 million for the fiscal year ended March 31, 2009, compared to net sales for the fiscal year ended March 31, 2008 of approximately $101.0 million. Our net income was $13.9 million for the fiscal year ended March 31, 2009, and $10.4 million for the fiscal year ended March 31, 2008.

As used herein, except as otherwise indicated, references to “we,” “us,” “our,” or the “Company” refer to Matrixx Initiatives, Inc. and its subsidiaries.

Access to Our Filings with the Securities and Exchange Commission

Our website is www.matrixxinc.com. Through a link on the Financial Information section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. Information contained on the Company’s website is not part of this report.

Our principal executive offices are at 8515 E. Anderson Drive, Scottsdale, AZ 85255 and our telephone number is (602) 385-8888.

Markets and Company Products

Our current Zicam products are marketed in the cough and cold market category. That market, which is estimated at more than $4.0 billion annually in retail sales in the United States, includes a wide variety of tablets, liquids, gels, sprays, and syrups that remedy and/or provide relief to cold, allergy and sinus congestion sufferers. The largest sub-segment of the cough and cold category includes products formulated to relieve symptoms associated with the common cold or allergies.

In February 2007, the Company changed its fiscal year-end from December 31 to March 31. The following table details our sales by product class for the periods indicated, with further details below:

	12 Months Ended		12 Months Ended		12 Months Ended
Product Class	March 31, 2009%		March 31, 2008%		December 31, 2006%

Cold Remedy	$79,040,667	71%	$68,225,508	68%	$69,046,345	72%
Allergy/Sinus	21,889,667	20%	17,325,720	17%	15,468,683	16%
Cough & Multi-Symptom	7,306,827	6%	15,068,495	15%	11,715,752	12%
Other Cough/Cold	2,192,124	2%	0	0%	0	0%
Canada	1,053,546	1%	0	0%	0	0%
Antacid	147,356	0%	352,661	0%	0	0%

Total Net Sales	$111,630,188	100%	$100,972,384	100%	$96,230,780	100%

Cold Remedy

Zicam Cold Remedy was formulated to reduce the duration of the common cold. In a study published in the October 2000 issue of the ENT- Ear, Nose & Throat Journal, Zicam Cold Remedy was shown to reduce the duration of the common cold when taken at the onset of symptoms. In a separate study published in the January 2003 issue of QJM: An International Journal of Medicine, zinc gluconate nasal gel (Zicam Cold Remedy) was shown to reduce the duration and symptoms of the common cold when treatment was started as late as the second day of illness. We believe Zicam Cold Remedy is unique in the cough and cold market category due to the product’s ability to reduce the duration of the common cold. Customer awareness of the products has increased as a result of our marketing and public relations efforts and word-of-mouth experience by consumers.

Our original product, Zicam Cold Remedy nasal pump, is a homeopathic nasal gel product based on our patented zinc gluconate delivery system and was introduced in 1999. We introduced Zicam Cold Remedy Swabs in late 2002 to appeal to consumers who dislike nasal sprays. In November 2005, we acquired substantially all of the assets of a manufacturer of dry handle swab products. The principal assets acquired included a patent related to dry handle swab technology and other associated intellectual property. Additional assets included equipment, machinery and tooling. The Company’s ownership of this intellectual property facilitated partnering with a contract manufacturer to build and operate a new automated manufacturing line to meet increased demand for the swab products. The Company invested approximately $4.2 million in a new manufacturing line to produce the Company’s improved swab product, which includes a recessed score in the swab container that users can snap to open. The new equipment began production and we began shipping the improved swab product during the fourth calendar quarter of 2006. Cold Remedy Swabs are now our largest selling product. During the fiscal year ended March 31, 2009, the Company commissioned the building of a second manufacturing line to produce swab products. We anticipate the second line to be completed in the fiscal 2010 third quarter (ending December 31, 2009).

In order to meet the needs of consumers who prefer oral applications over nasal applications, we sell the following oral delivery forms of Zicam Cold Remedy products: Zicam Cold Remedy Chewables; Zicam Cold Remedy RapidMelts®; Zicam Cold Remedy Oral Mist; Zicam Cold Remedy RapidMelts + Vitamin C; and Zicam Cold Remedy RapidMelts + Vitamin C & Echinacea. The oral Cold Remedy products are designed to rapidly deliver a dose of ionic zinc to the oral mucosa.

Allergy/Sinus

Zicam Allergy Relief, a homeopathic nasal gel formula, was introduced in 2000. Zicam Allergy Relief is designed to control allergy symptoms for sufferers of hay fever and other upper respiratory allergies. We believe Zicam Allergy Relief is distinctive from most allergy products available on the market due to the absence of side effects such as drowsiness. We introduced two allopathic Zicam nasal gel products in late 2002: Extreme Congestion Relief and Sinus Relief. Zicam Extreme Congestion Relief is a nasal gel that combines the active ingredient oxymetazoline hydrochloride into our gel matrix and soothing aloe vera to provide fast-acting, long- lasting relief of nasal congestion and sinus pressure. Zicam Sinus Relief provides all of the benefits of the Extreme product with the aromatic strength of a cooling menthol/eucalyptus blend. In fiscal 2009, the Company introduced Zicam Allergy Relief Swabs which utilize our proprietary swab delivery platform.

Cough and Multi-Symptom

In 2004 and 2005, we introduced several Zicam Cough Spray products designed to deliver fast, effective cough relief and soothe throat irritation. We increased our cough product offerings in the third quarter of 2005 with the addition of Zicam Cough Max, a more powerful liquid spray formulation that provides eight hours of relief. Although our cough spray products utilize a unique spray delivery system that is convenient, portable, and effective, they did not achieve the consumer acceptance needed to support all the cough products introduced. We have consolidated our cough offerings and are currently selling only Cough Max spray.

In the third calendar quarter of 2005, we began shipping our line of Zicam Multi-Symptom Cold & Flu Relief products. The initial products utilized a spoon dosing delivery. During fiscal 2008, we introduced two new multi-symptom products for the 2007/2008 cold season. The new products expanded upon our existing flavor-neutral product by providing consumers a liquid that can be poured into any beverage (hot or cold) for relief of cold and flu symptoms. The multi-symptom liquid products replaced the original multi-symptom flu relief products previously available in the spoon dosage form and are being sold at a lower price per unit.

Other Cough/Cold

In fiscal 2009, we introduced Zicam Cold Sore Swabs. The cold sore product utilizes our proprietary swab platform to help consumers get over their cold sores faster. This product had minimal distribution during the 2008/2009 cold season; however, we anticipate increasing distribution during fiscal 2010.

In fiscal 2009, we introduced two Healthy Z-ssentialstm products (orange and lemon-lime). Healthy Z-ssentials are quick dissolve tablets formulated with ingredients to promote health and well-being. These products were introduced to be complementary to our existing cough/cold products and offer an alternative Zicam-branded product to consumer purchases of products promoted as immune boosting.

Antacid

We developed Xcid, a smooth creamy antacid, and introduced the product as a test in the fourth quarter of fiscal 2008, with one large national retailer. The antacid category generally consists of large well known brands that have products to either neutralize acid or block acid production. Xcid did not achieve the sales results during its test that we require for a broad national launch and we subsequently ended the existing marketing of this product. We are investigating partnership opportunities to utilize our antacid concept.

Business Strategy

Our business objective is to be a growth oriented over-the-counter (OTC) healthcare company marketing products that utilize novel, unique and proprietary delivery systems that provide consumers with “Better Ways to Get Better®.” To achieve our objective, the key elements of our business strategy include the following:

Expanding Marketing Efforts for Existing and New Products:  We intend to continue to develop and refine our sales and marketing efforts to increase market penetration of our products in U.S. households. Such efforts include improving creative messaging, timing, and consistency of marketing activities; executing effective trial generating programs; implementing programs with retailers to enhance consumer awareness of our products; and seeking to increase recommendations from healthcare professionals. We are continuing to implement new creative advertising approaches and public relations efforts. We believe these efforts will continue to build brand awareness, trial, and sales of our products. Additionally, we introduced several Zicam products in the Canadian marketplace during the 2008/2009 cold season. International expansion requires various regulatory approvals and may require significant time and investment to receive all required approvals to effectively market our products.

Pursuing Additional Delivery Systems and Expansion into New OTC Categories:  Our success in expanding consumer acceptance of our Zicam products confirms our belief that opportunities exist to pursue development of other over-the-counter healthcare products that deliver consumer benefits utilizing unique, novel and/or proprietary delivery systems. We are seeking other growth opportunities for Matrixx through internal research and development efforts and consideration of external acquisition opportunities.

Customers

We sell our products directly to major food, drug, mass market (e.g., Wal-Mart, Target) and wholesale warehouse retailers throughout the United States, and to distributors that sell to smaller retail establishments. Zicam Cold Remedy and Allergy/Sinus products have achieved broad distribution and a mix of these products are sold in virtually every major food, drug, and mass merchant retail outlet in the country. We are highly dependent on a small group of large national retailers for our product distribution, such that our top 15 customers accounted for more than 80% of our net sales in fiscal 2009, and three customers each accounted for more than 10% of our net sales in fiscal 2009 (Wal-Mart, 22%; Walgreens, 17%; and CVS, 12%). During the prior twelve months ended March 31, 2008, our top 15 customers accounted for approximately 80% of our net sales, and three customers each accounted for more than 10% of the year’s net sales (Wal-Mart, 23%; Walgreens, 13%; CVS, 12%). Our agreements with our customers generally permit them to return damaged, out-of-date, or discontinued products. We provide in our financial results, as an offset against sales, an estimate for expected returns (see Note 4 to the Consolidated Financial Statements). During fiscal 2009, we experienced product returns related to several discontinued products. In fiscal 2009, we recorded an increase to our returns allowance of approximately $1.0 million, in excess of our customary reserve, to account for this increase in returns. To the extent that any of our largest customers were to stop carrying our products for any reason, or were to fail to pay us for our products, our sales and financial results could be negatively impacted in a material way.

Prior to fiscal 2008, we contracted with a third party organization to provide sales management and broker oversight. During fiscal 2008, we hired and trained a dedicated sales force to call on national and regional retail accounts, wholesale distribution companies, and to oversee brokers. Our sales force is focused on increasing distribution, improving shelf placement of our products, and developing trade promotional programs. We rely on brokers to provide retail support to our smaller customers.

Manufacturing and Distribution

Our products are manufactured and packaged by third-party manufacturers. Each of our manufacturers is registered with the federal Food and Drug Administration (FDA) as a drug facility, which requires each manufacturer to adhere to current Good Manufacturing Practices in its production processes and procedures. Each manufacturer is responsible for sourcing raw materials used in its production of our products from third party suppliers. We rely on individual production orders to meet our needs from these suppliers. We are in the process of negotiating supply agreements with certain manufacturers at this time. We have some flexibility in securing other manufacturers to produce our products; however, in some circumstances we may be limited in our alternatives due to proprietary technologies that are utilized in some of the products.

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

In June 2008, the Company recalled certain lots of its Zicam ChewCapstm, RapidMelts® and RapidMelts +C products. The recall was issued initially in response to a recall by the Company’s manufacturer, Capricorn Pharma, Inc. (“Capricorn”). Capricorn issued its recall in response to observations made by the FDA during a routine inspection of its facilities, which gave rise to concerns that certain lots of the products may have contained small metal fragments. The Company recall mirrored that of Capricorn and applied only to certain lots of the products; however, many of the Company’s customers returned additional lots of the recalled products. There have been no reports of injury or illness involving the affected products. The “Class II” recall action was a precautionary matter made in consultation with the FDA based on an assessment that the affected products would not cause serious adverse health consequences. As a result of the recall, our ChewCap product was discontinued. See “Legal

Proceedings-Product Recall” in Item 3 below for a discussion of litigation and other proceedings involving Capricorn.

In March 2009, the Company recalled one lot of its Zicam Multi-Symptom Cold & Flu Nighttime product. This recall was initiated by the manufacturer of this product, because some of the packages in the affected lot may contain an incorrect drug facts panel. There have been no reports of injury or illness involving the affected product.

We use third-party manufacturers and packagers for production processes, including compounding and producing product mixtures, filling bottles, assembling finished product and packing finished product in master cases. In several instances our drug manufacturers ship bulk formula to our packaging contractors to fill product into primary and secondary packaging and assemble finished product in master cases. Finished products are shipped to an independent warehouse in Indiana for storage prior to shipment to our customers.

Research and Development

Research and development of new products is an important part of our business. Expenditures during fiscal 2009 reflect costs associated with products introduced in fiscal 2009, as well as expenses associated with line extensions we anticipate introducing in fiscal 2010 and in future years. During 2009, research and development expenses were $3.2 million, or 3% of 2009 net sales. We expect to commit approximately 3% of net sales on research and development in subsequent years in order to develop a pipeline of new products to be introduced in the future to meet our sales growth targets. Research and development expense was approximately $4.1 million and $4.7 million for the twelve months ended March 31, 2008, and 2007, respectively.

FDA, FTC and Other Government Regulation

We are subject to various federal, state and local laws and regulations that affect our business. All of our products are subject to regulation by the FDA, including regulations with respect to manufacturing processes and procedures, ingredients in the products, labeling and claims made. Our drug products are commercially distributed by following the Homeopathic Pharmacopeia or FDA’s OTC monographs. The OTC monographs classify certain drug ingredients as safe and effective for specified uses and establish categorical requirements for the marketing of drugs containing such ingredients without pre-approval. All of our Zicam Cold Remedy, Zicam Allergy Relief, and Zicam Cold Sore products are subject to the requirements of the Homeopathic Pharmacopeia of the United States. Zicam Extreme Congestion Relief, Zicam Sinus Relief, the Zicam cough product, and the Zicam multi-symptom relief products are subject to the requirements of the FDA as allopathic drugs. All of our claims and advertising are subject to the rules of the Federal Trade Commission (FTC). Although we believe that our products and claims comply in all material respects with the regulatory requirements, if the FDA or FTC were to determine that we are in violation of any such requirement, either agency could restrict our ability to market the products, require us to change the claims that we make or cause us to remove the products from the market.

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

On May 12, 2009, the NAD issued a press release announcing the results of a review of the Company’s advertising claims related to its oral forms of Zicam Cold Remedy products. The NAD determined, among other things, that the Company’s advertising claims were supported — that its oral Cold Remedy products are effective in shortening the duration of the common cold and in reducing the severity of the symptoms of a cold. But, the NAD recommended the Company use “may” in connection with the severity claim for the oral Cold Remedy products. Based on the abundant and solid clinical literature establishing the effectiveness of oral zinc in the reduction of the severity of the common cold and the Company’s own studies, among other things, the Company believes the severity reduction claim is well supported. The Company has taken under advisement the NAD recommendation.

Environmental Matters

Compliance with environmental rules and regulations did not significantly affect our earnings or competitive position during fiscal 2009 and 2008, the three months ended March 31, 2007, or during fiscal 2006. All of our Zicam product manufacturing and warehousing operations are currently outsourced to third party contractors and, as a result, we do not incur any direct expenses related to environmental monitoring and regulatory compliance. With our continued outsourcing of Zicam product manufacturing and storage, and no present plans to direct manufacture or store our products, we expect these expenses to remain low in the foreseeable future. To the extent higher costs are incurred by our manufacturers for environmental compliance, they could impact our cost of goods.

Trademarks, Trade Names, and Proprietary Rights

We have been issued four United States patents (U.S. Patent Nos. 6,080,783, 6,365,624, 6,673,835 and 7,348,360) for the Zicam® Cold Remedy nasal technology, one patent for the Gel Swabtm technology (U.S. Patent No. 7,115,275), and one patent directed to a nasal moisturizing technology (U.S. Patent No. 7,439,269). In October 2005, we acquired a patent (U.S. Patent No. 6,516,947) and other associated intellectual property related to the dry handle swab technology used in manufacturing the Zicam® Cold Remedy Gel Swabtm products. We believe these patents, which are expected to be effective until September 1, 2018 for the Cold Remedy nasal technology and the nasal moisturizing technology, August 11, 2020 for the dry handle swab technology, and September 16, 2023 for the Gel Swabtm technology, afford significant protection from competitors that may wish to sell similar products. We also have additional patent applications on file in the United States to seek further rights in the Cold Remedy technology. We have related issued patents in Australia (No. 774410), Canada (No. 2,308,513) Korea (No. 439,323), and China (No. 99801986.0) and have pending applications in several other countries and regions, including Mexico, the European Union, Hong Kong, Japan, Brazil and India. Patent applications are pending in the United States for compositions and methods relating to Zicam® Extreme Congestion Relief, Zicam® Intense Sinus Relief, Zicam® Cold Remedy RapidMelts®, Zicam® Cold Remedy Chewablestm, Zicam® Cold Remedy Oral Misttm, Zicam® Cold Remedy Gel Swabstm, Zicam® Multi-Symptom Cold & Flu, Zicam® Cough Maxtm cough spray, Nasal Comfort®, and oral care technology. We have issued patents for Zicam® Cold Remedy Oral Mist in Australia (No. 2004235732) and the European Union (No. EP 1617817) and have related applications pending in other countries. We hold registrations for the Zicam® trademark in the United States, the European Union, Japan, Australia, Canada, Mexico, Taiwan, China, and Brazil. We also hold additional registrations for the Better Ways to Get Better®, The Cold Solution®, RapidMelts®, No-Drip Liquid®, Cough Mist®, Nasal Comfort®, Get Over Your Cold Faster®, XCID®, Don’t Let a Cold Run You Down®, and Healthy Z-ssentials® trademarks in the United States. We anticipate that we will continue to file for patent and trademark protection for the other products we expect to develop and introduce in the future. There can be no assurance, however, that our existing patents, or any additional patents that we may secure in the future, will be adequate to protect the Company’s intellectual property from a competitor’s actions or that the Company’s products will not be found to infringe the intellectual property rights of others. Further, patent infringement litigation can be very time consuming and costly. Even if we prevail in such litigation, the cost of litigation could adversely affect our operating results and financial condition.

Employees

As of June 1, 2009, we had 34 employees. Currently 30 of our employees work in our Scottsdale, Arizona corporate office and four of our sales personnel work from home offices in other states. Our employees consist of executive officers and individuals responsible for administration, operations, marketing, sales, research and development, regulatory compliance, finance, and accounting.

Seasonality; Change of Fiscal Year

Retail sales of Zicam products to end-user consumers are highly seasonal, with most sales generally occurring during the cold and flu seasons, and to a lesser degree, the allergy season. The cold season generally runs from October through March, while the allergy season runs from April through October. Both of these seasons can vary in intensity and duration from year to year. Our sales to retailers generally mirror this pattern of consumer demand, but are impacted by the level of promotional support we commit to retailers and by their inventory management practices. During the third calendar quarter, the Company usually receives orders from retailers preparing for the cold season. The quarter ended September 30 has historically been the most profitable quarter during our fiscal year, as retailers increase inventory and there is no increase in marketing expense. Generally, the quarter ended June 30 accounts for only 7% to 8% of annual sales, and the Company has historically recorded negative earnings in that quarter.

Because of the extreme seasonality in the Company’s business, on February 9, 2007, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to March 31 in order to better align the Company’s operations and financial results with the entire cold season. The three months ended March 31, 2007, was the Company’s transition period. The Company’s fiscal year now begins April 1 and ends March 31.

Backlog

There were no significant product backlogs at March 31, 2009, 2008, or 2007, or at December 31, 2006.

Competition

All of the Zicam products compete in the highly competitive over-the-counter cold, allergy/sinus, cough, and flu market groups of the overall cough and cold category with a vast number of well-established brands marketed by large pharmaceutical and consumer products companies. Participants in the cough and cold category compete primarily on the basis of price, quality of product, differentiated claims, delivery, and brand recognition. Most of our competitors have substantially greater financial, marketing and other resources, longer operating histories, larger product portfolios and greater brand recognition than we do. With our limited resources, we are aiming to succeed in this category by emphasizing the unique claims regarding our products and providing consumers with innovative delivery systems. Specifically, regarding Zicam Cold Remedy, our flagship product, we emphasize its ability to reduce the duration of the common cold, while the majority of products in the cough and cold category just make claims associated with the relief of symptoms.

Due to our success, we face substantial and increasing competition from new or existing private label and/or other branded over-the-counter products. Private label competitors in particular are becoming more aggressive and their products are an increasing percentage of overall category sales. Further, private label products are generally lower in price and demand for lower-price products may increase in times of economic uncertainty.

We utilize data from independent market research firms, including Information Resources, Inc. (“IRI”), to assess market share, size, and ranking of our products and brands versus competitors. IRI reports retail sales in food, drug, and mass merchant markets, and does not include warehouse stores or our largest customer, Wal-Mart. For the 52 weeks ended March 22, 2009, Zicam achieved a 2.9% dollar share of the $4.5 billion cough/cold category as measured by IRI and a 1.6% unit share.

ITEM 1A.	RISK FACTORS

We may fail to compete effectively, particularly against larger more established pharmaceutical and health products companies, or low cost generic drug manufacturers, causing our business and operating results to suffer.

The consumer health products industry is highly competitive. We compete with companies that are engaged in the development of both traditional and innovative healthcare products. Many of these companies have much greater financial and technical resources, and production and marketing capabilities than we do. As well, many of these companies have already achieved significant product acceptance and brand recognition with respect to products that compete directly with our products. We also compete with private label manufacturers that may try to develop and market products similar to ours. Our competitors may successfully develop and market superior or less expensive products which could render our current and future products less valuable.

Our business is subject to seasonality that may cause our quarterly operating results to fluctuate materially and cause the market price of our stock to decline.

Sales of our existing Zicam products are extremely seasonal in nature and are dependent upon the severity of the cough and cold season. Sales at retail generally increase as the level of population suffering from colds rises. However, the incidence of colds has declined the past over several years. During the quarter ending September 30, the Company usually realizes increased sales volume as retailers stock our products and order displays to prepare for the upcoming cough and cold season. Additional sales (re-orders) to retailers are highly dependent upon the incidence of illness within the population. Retail consumption of our products is highest during the cough and cold season, which usually runs from October through March. If there is a mild cold/flu season, revenues from sales of our Zicam products could be adversely affected. Because it is difficult to anticipate the length and severity of the cold/flu season, we cannot estimate the fluctuation of our sales from quarter to quarter in a fiscal year or the impact of the cold/flu season year to year. If our operating results fall below financial analysts’ or investors’ expectations due to cold/flu seasonality factors, the market price of our common stock may decline.

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

In general, we face substantial and increasing competition from new or existing private label and/or other branded over-the-counter products. Private label competitors in particular are becoming more aggressive and their products are an increasing percentage of overall category sales. Further, private label products are generally lower in price and demand for lower-price products may increase in times of economic uncertainty. Generic or private label alternatives to some of our products, such as the Zicam Cold Remedy Oral Mist and Zicam Cold Remedy RapidMelts products, can be found in the marketplace.

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

Numerous lawsuits have been filed against us alleging that our Zicam Cold Remedy nasal gel product caused the permanent loss or diminishment of the sense of smell or smell and taste. Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits. Although we believe the product liability claims are without merit, they have resulted in significant legal defense and settlement costs, which have increased our expenses and lowered our earnings. Such claims, whether or not proven to be valid, could have a material adverse effect on our brand equity and goodwill, resulting in reduced market acceptance of our products. In addition, any adverse decision in such litigation could require significant damages to be paid or result in adverse publicity, either of which could materially adversely affect our results of operations and financial condition. Although we carry product liability insurance, we do not expect to receive any significant amounts from our insurance carriers for legal expense incurred in fiscal 2010 or any future periods. Separately, the Company, two of its current officers, and one of its former officers are also subject to two class action lawsuits (which have been consolidated) alleging violations of securities laws. Any adverse decision in such litigation could materially adversely effect our results of operations and financial condition.

Because a significant portion of our business depends on a small group of large national retailers, our sales, operating margins and income would be adversely affected by any disruption of our relationship with these retailers, or any other material adverse change in such retailers’ businesses.

We are highly dependent on a small group of large national retailers for our product distribution, such that our top 15 customers accounted for more than 80% of our net sales in fiscal 2009 and prior years. Three customers, Wal-Mart, Walgreens, and CVS, together accounted for 50% of net sales in fiscal 2009, 48% of net sales in fiscal 2008, 49% of our net sales in the twelve months ended March 31, 2007, and approximately 50% of net sales in fiscal 2006. Should any of our top customers encounter financial difficulties, stop carrying our products for any reason, or should our current relationship with any of our top customers adversely change in any way, the resulting loss of business, exposure on uncollectible receivables and unusable inventory could have a material adverse impact on our financial position and results of operations. In addition, our results could be affected by fluctuations in buying patterns and inventory levels of these top customers.

Our entry into international operations exposes us to numerous risks.

We introduced eight Zicam products in the Canadian marketplace during fiscal 2009 and, although we do not have a physical presence in Canada, we will be subject to risks inherent to doing business internationally. These risks may affect our future operations and include: regulatory approvals; developing consumer acceptance in a foreign market; economic downturns; foreign currency exchange rate fluctuations; international incidents; tax laws; transportation delays; protecting our intellectual property; and changes in regulatory requirements. Any of these factors could have a material adverse effect upon our operations and financial results, particularly if we attempt to expand into other markets.

We believe that growth in the over-the-counter healthcare products market is driven, in part, by factors beyond our control, such as media attention, adverse publicity, and regulatory changes.

In the event of future unfavorable scientific results or media attention, sales of our products could be materially adversely affected. In addition, if any of our products receive additional adverse publicity, our operating results and prospects could be materially adversely affected. Changes in the regulatory environment that restrict certain over-the-counter active drug ingredients could have materially adverse effects on sales of our products.

Our future growth will depend in part upon our ability to develop and achieve sales of new products.

Although we believe that each of our products offers unique benefits to consumers, we cannot be certain that any of the products will achieve or continue to enjoy widespread acceptance by the market. While we are working to increase the market presence of our products, including new products, we cannot be certain that demand for our products will grow. Building brand presence may take time and require large marketing expenditures. If new products or brands do not achieve consumer acceptance, operating results could be materially adversely affected.

Unanticipated problems associated with product development and commercialization could adversely affect our operating results.

Our successful maintenance of existing products and development of new products are subject to the risks of failure and delay inherent in the development and commercialization of products based on innovative technologies. These risks include the possibilities that:

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

Research, development and testing can be long, expensive and uncertain processes. Our future success depends, in part, on our ability to complete development of new products. If we are unsuccessful in advancing our early stage products into marketable consumer-ready products for any reason, our business prospects could be harmed.

The inability to provide scientific proof for product claims may adversely affect our sales.

The marketing of our Zicam products involves claims that these products assist in reducing the duration and severity of the common cold (in the case of Zicam Cold Remedy products) and controlling allergy symptoms (in the case of Zicam Allergy Relief). Under FDA and FTC rules, we are required to have adequate data to support any claims we make concerning our products. We have scientific data for our product claims; however, we cannot be certain that these scientific data will be deemed acceptable to the FDA, FTC or other regulatory bodies. If any regulatory body requests supporting information and we are unable to provide support that is acceptable, either the FDA or FTC could force us to stop making the claims in question or restrict us from selling the affected products.

FDA and other government regulation may restrict our ability to sell our products or require us to recall products.

We are subject to various federal, state and local laws and regulations affecting our business. Our Zicam products are subject to regulation by the FDA, including regulations with respect to manufacture and labeling of products, approval of ingredients in products, claims made regarding the products, and disclosure of product ingredients. If we, or our third-party manufacturers, do not comply with these regulations or if these regulations change in the future, the FDA could force us to stop selling the affected products or require us to incur substantial costs in adopting measures to maintain compliance with these regulations. If the FDA came to believe that any of our products do not comply with the regulations or caused harm to consumers, we could be required to stop selling that product or subject the product to a recall. Our advertising claims regarding our products are also subject to the jurisdiction of the FTC. In both cases we are required to possess scientific data to support any advertising or labeling claims we make concerning our products, although no pre-clearance is required to be made with either agency. If we are unable to provide the required support for such claims, the FTC may stop us from making such claims or require us to stop selling the affected products.

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

We outsource all of our product manufacturing and packaging operations under our current business model. As a result, we do not have the physical or human resources to independently manufacture our existing products or any other products that we may develop. If we are unable to enter into cost-effective or otherwise suitable arrangements for manufacturing our Zicam products or any other products, or if our third-party contractors fail to adequately perform their manufacturing operations, experience problems with product quality or regulatory compliance, or timeliness of product delivery, our sales and related financial results could be materially adversely affected. If, in the future, we decide to establish our own manufacturing facilities, we will require substantial additional funds and significant additional personnel to undertake such operations. We cannot be certain that such funding or a sufficient number of such qualified persons will be available for such an undertaking.

We may pursue strategic acquisitions of technologies, products, and/or brands, which involve a variety of costs, and we may not realize the anticipated benefits of such acquisitions.

We may pursue strategic acquisitions to acquire technologies, brands, and products that would allow us to leverage our operating model. We have limited experience in identifying and consummating acquisitions. Additionally, acquisitions typically have many risks, including: unanticipated integration costs and delays; potentially substantial indebtedness; and diversion of management’s attention. If we are not able to successfully integrate an acquisition, we may incur substantial charges that could adversely affect our results of operations.

We may experience product backlogs.

We have established inventory plans to support sales expectations for all of our products. However, we cannot be certain that these measures will be sufficient to prevent backlogs of product availability in the future. Any such future backlogs will potentially result in higher production costs, higher freight costs to expedite shipment of raw materials and finished goods, fines from certain retailers, cancelled orders and lost revenue. These in turn would materially affect our trade relations, results of operations and financial condition.

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

We maintain insurance, including property, general and product liability, and directors’ and officers’ liability, to protect against potential loss exposures. In addition to the risks associated with product liability insurance discussed above, we cannot predict whether deductible or retention amounts associated with all of our insurance programs will increase, or whether insurance coverage, generally speaking, will be reduced in the future. To the extent that losses occur, there could be an adverse effect on our financial results depending on the nature of the loss and the level of insurance coverage we have maintained. From time to time, we may reevaluate and change the types and levels of insurance coverage that we purchase.

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

The price of our stock may be volatile.

The market price of our common stock, which is quoted for trading on the Nasdaq Global Select Market, has been highly volatile and may continue to be volatile in the future. Any one, or combination, of the following factors could cause the market value of our common stock to decline quickly: operating results that differ from market expectations; negative or other unanticipated results of clinical trials or other testing; delays in product development; technological innovations or commercial product introductions by our competitors; lack of timely availability of product or inventory; changes in government regulations; developments concerning proprietary rights, including pending or threatened patent litigation; public concerns regarding the safety of any of our products or any recall of our products; the outcome of litigation against the Company; and general economic and stock market conditions. The stock market has experienced, and it may continue to experience, significant price and volume fluctuations. Historically, these fluctuations particularly affect the market prices of equity securities of small micro-capitalization companies like Matrixx. Often, the effect on the price of such securities is disproportionate to the operating performance of such companies. In our case, such fluctuations may adversely affect our stockholders’ ability to dispose of our shares at a price equal to or above the price at which they purchased such shares.

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

None.

ITEM 2.	PROPERTIES

In March 2008, we entered into a five-year renewable lease for corporate office and research and development space, comprising approximately 23,000 square feet, at 8515 E. Anderson Drive, in Scottsdale, Arizona. The new facility combines our corporate office and research and development activities in one building and increases our laboratory capabilities. In December 2006, we entered into a five-year cancelable lease for a research and development facility in Phoenix, Arizona. We terminated that lease effective June 30, 2009. Our warehouse storage and shipping of our finished goods are provided by a contract warehouse in Plainfield, Indiana through a month-to-month agreement.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

The Company is involved in various product liability claims and other legal proceedings. The Company’s legal expense for these lawsuits continues to have a significant impact on the results of operations as the Company defends itself against the various claims.

Among the principal matters pending to which the Company is a party are the following:

Product Liability Matters

General.  Since 2003, many lawsuits have been filed against us alleging that our Zicam Cold Remedy nasal gel product has caused the permanent loss or diminishment of the sense of smell or smell and taste. We believe such claims are scientifically unfounded and misleading. The Company’s position is supported by the cumulative science and has been confirmed by a multi-disciplinary panel of scientists and the decisions of 10 separate federal judges and one state court judge evaluating scientific evidence in 11 different cases.

No plaintiff has ever won a product liability case against the Company because there is no known causal link between the use of Zicam Cold Remedy nasal gel and impairment of smell or smell and taste. The Company believes that upper respiratory infections and nasal and sinus disease are the causes of the smell dysfunctions reported by some consumers. One of the most common causes of smell disorders is the cold itself, the very condition our product is used to treat. Other causes are sinusitis and rhinitis, conditions which are sometimes present when our product is used.

As discussed in greater detail below, as of May 30, 2009, there were 14 active and pending product liability lawsuits against the Company involving 29 plaintiffs — the lowest totals for both categories since early 2004. Since December 31, 2005, when there were 50 pending product liability lawsuits against the Company involving 427 plaintiffs, the Company has seen a significant reduction in the number of pending lawsuits, plaintiffs, new lawsuits, and potential claimants. The Company attributes this reduction to the following factors:

•	Rulings by ten different federal courts and one state court that the testimony of the plaintiffs’ experts lacks reliability and a sufficient scientific basis for admission into evidence (See “Favorable Court Rulings Excluding Unreliable Expert Testimony” below);

•	The Company’s settlement of the Arizona consolidated litigation in 2006 (see “Settlement of Arizona Consolidated Litigation” below);

•	A unanimous jury trial verdict in the Company’s favor in a 2008 California court proceeding in the only product liability lawsuit against the Company that has gone to trial;

•	The Company’s reluctance to settle individual claims unless the settlement involves no or immaterial payments from the Company; and

•	The Company’s refusal to consider settlement offers for individual claims involving any of the Company’s current products — instead only entertaining settlement discussions as to settle claims relating to the single hole pump product that received false, adverse publicity and which was last sold by the Company in 2005, with the shelf life expiring in 2008 (since 2005, our Zicam Cold Remedy nasal gel has been delivered only through a multi-hole “showerhead” bottle or through nasal gel swabs).

Litigation Expense.  Despite the lack of merit to the lawsuits, the Company has incurred significant legal expense for its defense, although the amount of legal expenses has been decreasing. In addition, the Company has assumed responsibility for the defense of various defendants in the lawsuits, including manufacturers and retailers. For the fiscal year ended March 31, 2009, litigation expense for product liability defense decreased to $2.2 million, compared to approximately $2.5 million (net of $560,000 for insurance reimbursements) for the twelve months ended March 31, 2008. For the fiscal year ended March 31, 2007, litigation expense was $4.2 million (net of $1.6 million for insurance reimbursements). For the fiscal year ended December 31, 2006, litigation expense was approximately $6.0 million. For fiscal 2010, we estimate our legal expenses for product liability defense will be approximately $300,000 to $500,000 per quarter. We do not expect any significant reimbursements from our insurance carriers for legal expenses incurred in fiscal 2010 or any future periods.

Favorable Federal Court Rulings Excluding Unreliable Expert Testimony.  Federal law requires that the testimony of a scientific or medical expert witness be reliable and based on valid scientific data and analysis before it can be allowed into evidence. To date, the Company has submitted motions in ten federal lawsuits against the Company challenging the reliability and admissibility of the testimony of expert witnesses who claim that Zicam Cold Remedy is capable of causing or has caused smell and taste loss. To date, the courts have ruled in the Company’s favor on all ten motions. Each court has ruled that the theory that Zicam Cold Remedy nasal gel causes smell loss, as promoted by the plaintiffs’ experts, has no reliable scientific support and was reached without application of proper scientific standards and procedures. Federal courts have made such rulings against the three most prominent causal experts and others plaintiffs have hired to date. The ten cases in which orders have been granted are: Hans, et al. vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Western District of Kentucky); Salden vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Eastern District of Michigan); Sutherland vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Northern District of Alabama); Benkwith vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Middle District of Alabama); O’Hanlon vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Central District of California); Hilton vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Northern District of Texas); Wyatt vs. Matrixx Initiatives, Inc., et al. (United States District Court for the Northern District of Alabama); Lusch v. Matrixx Initiatives, Inc., et al. (United States District Court for the District of Oregon); Rose v. Matrixx Initiatives, Inc. et al. (United States District Court for the Western District of Tennessee); and Evans v. Matrixx Initiatives, Inc., et al. (United States District Court for the Middle District of Florida). A dismissal with prejudice has been entered in all ten cases.

Active Pending Cases as of May 30, 2009 (Federal Courts).  The following federal court cases are active and pending against the Company, covering six plaintiffs:

Date Filed	United States District Court	Named Plaintiff

July 12, 2007	Eastern District of Washington	Ballew
February 29, 2008	Middle District of Louisiana	Carter
October 16, 2008	North District of Georgia	Smith
January 7, 2009	Eastern District of Texas	Brandon
February 11, 2009	Western District of New York	DiGiulio
February 23, 2009	Eastern District of Tennessee	Newman

Active Pending Cases as of May 30, 2009 (State Courts).  The following state court cases are active and pending against the Company, covering 23 plaintiffs:

Date Filed	Court	Named Plaintiff

April 14, 2004	Florida Fourth District Court of Appeals	Hood
January 13, 2005	Fresno County, California	Cash
November 3, 2006	Maricopa County, Arizona	Poole
October 31, 2007	Maricopa County, Arizona	Medel
September 19, 2008	Maricopa County, Arizona	Brooks
November 11, 2008	Maricopa County, Arizona	McGill
February 10, 2009	Cook County, Illinois	Coleman
May 14, 2009	Maricopa County, Arizona	Howes

From December 31, 2008 through May 30, 2009, five new product liability cases were filed against the Company and four product liability cases were dismissed or are pending dismissal either as a result of successful Company motions or through the settlement of cases for immaterial amounts.

Cases Dismissed Subsequent to December 31, 2008 (Federal Courts).  The following federal court cases against the Company were dismissed subsequent to December 31, 2008:

Date Filed	United States District Court	Named Plaintiff	Date Dismissed

June 30, 2008	Northern District of Indiana	Thompson	April 29, 2009
May 16, 2007	Western District of Tennessee	Rose	March 31, 2009
March 1, 2007	Middle District, Florida	Evans	February 18, 2009

Cases Dismissed Subsequent to December 31, 2008 (State Courts).  The following state court case against the Company were dismissed subsequent to December 31, 2008:

Date Filed	Court	Named Plaintiff	Date Dismissed

September 8, 2008	Superior Court of Morgan County, Alabama	Bell	January 9, 2009

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

Settlement with Certain Potential Claimants.  As part of the overall attempt to wind-down the product liability litigation, during the last several months, the Company has entered into settlement agreements with approximately 65 potential claimants who had previously threatened to file lawsuits against the Company. The settlement amounts were approximately $4,500 per eligible claimant. In addition, the Company expects to enter into settlement agreements on the same terms in the current quarter with another approximately 105 potential claimants. The settlement amounts are being paid from our litigation reserves (see “Product Liability Litigation Reserves” below). The settlement documents for all potential claimants acknowledge that Matrixx denied any liability to them. Those who are eligible and elect to participate in the settlement program dismiss their claims with prejudice and provide written releases of their claims against the Company in return for their participation.

Potential Claimants.  In addition to the settlements with potential claimants described above, the Company has approximately 290 potential claimants that, in 2005 and 2006, advised the Company that they were considering filing lawsuits against us. The Company is in the process of determining the identity of these potential claimants, the nature or basis of their purported claims, and when or if these potential claimants will ultimately file one or more lawsuits against the Company. We believe less than half of this group used the single-hole pump product.

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

Product Liability Litigation Reserves

As of December 31, 2005, the Company established a reserve of $1.3 million for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions, some of which are described below, and was the amount, excluding defense costs, the Company believed it could reasonably estimate would be spent to resolve the remaining cases that had been filed or to resolve matters with the potential claimants. Some of the significant factors that were considered in the establishment of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy; settlements; and the number of cases that remained pending against the Company. There are events, such as the dismissal of any of the cases, the filing of new lawsuits, threatened claims, the outcome of a trial, or rulings on pending evidentiary motions, that may have an impact on the Company’s conclusions as to the adequacy of the reserve for the pending product liability lawsuits. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period. The Company regularly reviews this reserve and may make adjustments based on the number of pending, settled, and threatened cases, as well as continuing legal defense strategy. The reserve was approximately $785,000 as of March 31, 2009. The Company will continue to review the adequacy of the associated reserve on a quarterly basis.

Product Recall

In June 2008, the Company recalled certain lots of its Zicam ChewCapstm, RapidMelts® and RapidMelts +C products. The recall was issued initially in response to a recall by the Company’s manufacturer, Capricorn Pharma, Inc. (“Capricorn”). Capricorn issued its recall in response to observations made by the FDA during a routine inspection of its facilities, which gave rise to concerns that certain lots of the products may have contained small metal fragments. The Company recall mirrored that of Capricorn and applied only to certain lots of the products; however, many of the Company’s customers returned additional products. There have been no reports of injury or illness involving the affected products. The “Class II” recall action was a precautionary matter made in consultation with the FDA based on an assessment that the affected products would not cause serious adverse health consequences.

For the year ended March 31, 2009, the Company has incurred and reserved for recall-related expenses of approximately $2.0 million. The reserve was based on estimates associated with the expected levels of affected product at retail, costs to replace the product, and other recall-related costs. The charge was recorded in selling, general and administrative expense and reduced operating income by an equal amount. The Company believes that Capricorn is responsible for the Company’s recall-related costs. Accordingly, on September 2, 2008, the Company filed suit against Capricorn in the United States District Court for the District of Arizona, Case No. 2:08-CV-01615-

SRB (the “Arizona Action”), to recover damages arising from the recall. On January 12, 2009, Capricorn filed a motion to dismiss the Company’s complaint for lack of personal jurisdiction and improper venue, which the Court denied on April 23, 2009. On May 14, 2009, Capricorn filed an answer in the Arizona Action denying liability, as well as a counterclaim alleging that the Company and its third-party packagers were responsible for the contaminants in Capricorn’s products, and seeking to recover damages for the Company’s alleged failure.

In response to the Company’s filing the Arizona Action, on November 21, 2008, Capricorn filed suit against the Company in the United States District Court for the District of Delaware, Case No. 1:08-CV-00873-JJF (the “Delaware Action”), alleging that the Company infringed Capricorn’s patent and trademark rights and breached its confidentiality obligations. Capricorn seeks to recover damages and injunctive relief.

The Company believes Capricorn’s allegations in the Arizona Action and the Delaware Action are without merit, and intends to challenge them vigorously as part of its attempt to recover recall-related costs from Capricorn. Though the Company believes that Capricorn is responsible for the Company’s recall-related costs, it cannot predict whether it will be able to recover such costs from Capricorn due to the nature and inherent uncertainties of litigation.

Intellectual Property Protection

On December 10, 2008, GMP Technologies, LLC (“GMP”) filed suit against the Company in the United Sates District Court for the Northern District of Illinois (Case No. 08CV7077) in response to a major retailer removing from its store shelves a private label swab product produced for the retailer by GMP. The complaint, as amended effective May 11, 2009, alleges that the retailer discontinued sales of the private label swab product after having been made aware of the Company’s patents relating to Zicam Cold Remedy Gel Swabs (“Swab Patents”), and that the Company acted in bad faith in informing the retailer of the Swab Patents. GMP seeks to have the court determine that GMP’s product does not infringe the Swab Patents and to have the Company’s Swab Patents declared invalid. In addition, GMP seeks damages for its losses related to the retailer’s cancellation of the private label product following the Company’s providing notice to the retailer of the Swab Patents. The Company believes GMP’s allegations are without merit and intends to defend itself vigorously. The Company also has asserted a counterclaim alleging that GMP is infringing the Swab Patents.

On December 9, 2008, Capricorn filed a petition, No. 92050327, in the United States Patent and Trademark Office to cancel Zicam’s federal trademark registration, No. 2,920,000, for the mark RAPIDMELTS®. Capricorn bases its petition on the allegation that Capricorn has prior common law rights in the terms RAPIDMELT, RAPID-MELT, and RAPID MELT as used in connection with the development, manufacturing, and supply of disintegrating tablets.” The Company believes Capricorn’s allegations are without merit and intends to defend itself vigorously.

Securities Litigation Matters

Two class action lawsuits were filed in April and May 2004 against the Company, our previous President and Chief Executive Officer, Carl J. Johnson, and William J. Hemelt our Acting President, Chief Operating Officer, and Chief Financial Officer, alleging violations of federal securities laws. On January 18, 2005, the cases were consolidated and the court appointed James V. Sircusano as lead plaintiff. The amended complaint also includes our Vice President of Research and Development, Timothy L. Clarot, as a defendant and was filed March 4, 2005. The consolidated case is Sircusano, et al. vs. Matrixx Initiatives, Inc., et al., in the United States District Court, District of Arizona, Case No. CV04-0886 PHX DKD. Among other things, the lawsuit alleges that between October 2003 and February 2004, we made materially false and misleading statements regarding our Zicam Cold Remedy product, including failing to adequately disclose to the public the details of allegations that our products caused damage to the sense of smell and of certain of the product liability lawsuits described above. We filed a motion to dismiss this lawsuit and, on March 8, 2006, the Company received an Order dated December 15, 2005 granting the motion to dismiss the case, without prejudice. On April 3, 2006, the plaintiff appealed the Order to the United States District Court of Appeals, Ninth Circuit, Case No. 2:04-CV-886, and currently an oral argument is scheduled for June 9, 2009 by the Ninth Circuit Court. In accordance with and subject to the provisions of the Company’s Certificate of Incorporation, Messrs. Johnson, Hemelt, and Clarot will be indemnified by the Company for their expenses incurred in defending these lawsuits and for any other losses which they may suffer as a result of these lawsuits. The Company has submitted this matter to its insurance carriers and may incur charges up to the deductible amount of $1 million. If any liability were to result from this lawsuit that is not covered by insurance, we believe our financial results could be materially impacted.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the quarter ended March 31, 2009, through the solicitation of proxies or otherwise.

Executive Officers of Matrixx

The names, ages, positions and business experience of each of our executive officers are listed below. Each executive officer is elected by our Board of Directors to hold office until his or her successor is appointed and qualified or until such earlier time as such officer may resign or be removed by the board.

William J. Hemelt, 55, Acting President, Chief Operating Officer and Chief Financial Officer

Mr. Hemelt joined Matrixx in June 1998 as our Chief Financial Officer, Treasurer, and Secretary. Mr. Hemelt served as Secretary until February 2005 and Treasurer until July 2007. In October 2008, Mr. Hemelt was named Acting President and Chief Operating Officer, in addition to his position as Chief Financial Officer. From 1980 to 1997, Mr. Hemelt held a variety of financial positions with Arizona Public Service Company, Arizona’s largest utility, including six years as Treasurer and four years as Controller. Mr. Hemelt earned a Master of Business Administration and a Bachelor of Science in Electrical Engineering from Lehigh University.

Timothy L. Clarot, 54, Vice President of Research & Development

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

Timothy J. Connors, 42, Vice President of Marketing

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

Samuel Cowley, 49, Executive Vice President, Business Development, General Counsel and Secretary

Mr. Cowley was elected to the Matrixx board of directors in July 2005. In May 2008, Mr. Cowley joined the Company as Executive Vice President, Business Development, General Counsel and Secretary. Previously, Mr. Cowley served until May 2007 as Executive Vice President and General Counsel for Swift Transportation Co., Inc. and was a member of Swift’s Board of Directors. Prior to joining Swift in March 2005, Mr. Cowley had been a practicing attorney with the law firm of Snell & Wilmer L.L.P., Phoenix, Arizona since March 1990. Mr. Cowley’s practice was concentrated in mergers and acquisitions, securities regulation, including Sarbanes-Oxley Act compliance, and corporate finance. Previously, he was associated with Reid & Priest, New York, New York. Mr. Cowley is a graduate of Cornell Law School, and of Brigham Young University with a B.A. in Economics. Mr. Cowley is admitted to practice law in the States of Arizona and New York.

James A. Marini, 47, Vice President of Sales

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

		Market Price
	Quarter Ended	High	Low

Fiscal Year 2008
First Quarter	June 30, 2007	$21.07	$15.89
Second Quarter	September 30, 2007	$21.50	$17.83
Third Quarter	December 31, 2007	$20.43	$13.78
Fourth Quarter	March 31, 2008	$16.50	$10.17
Fiscal Year 2009
First Quarter	June 30, 2008	$17.20	$13.22
Second Quarter	September 30, 2008	$18.98	$14.61
Third Quarter	December 31, 2008	$18.38	$14.01
Fourth Quarter	March 31, 2009	$19.50	$13.35

As of March 31, 2009, we had approximately 4,000 record and beneficial stockholders.

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

Stock Performance Graph

The following graph compares our cumulative total stockholder return with those of the Nasdaq Stock Market Index and the Russell Microcap Index for the five fiscal years ended March 31, 2009. The graph assumes that $100 was invested on March 31, 2004 in (1) our Common Stock, (2) the Nasdaq Stock Market Index, and (3) the Russell 2000 Growth Index, including in each case, if applicable, reinvestment of dividends. Note: We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

PERFORMANCE TABLE

	Date
	3/31/2004	3/31/2005	3/31/2006	3/31/2007	3/31/2008	3/31/2009
Matrixx	100.00	126.05	259.42	180.16	162.31	181.82

Nasdaq	100.00	100.68	118.72	123.15	114.86	62.23

Russell 2000 Growth	100.00	100.87	128.95	130.97	119.26	75.90

This Nasdaq index comprises all domestic shares traded on the NASDAQ Global Select, NASDAQ Global Market, and The NASDAQ Capital Market, excluding preferred, rights and warrants. The Russell 2000 Growth Index is a growth industry index that measures the performance of the 2,000 smallest companies in the Russell 3000 Index with the highest, proportionately weighted, growth. We use the Russell 2000 Growth index because we do not believe there is an accurate industry index for micro-cap OTC companies.

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended March 31, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May Yet be
	of Shares	Average Price	Announced Plans or	Purchased Under the
Period	Purchased(1)	Paid per Share	Programs	Plans or Programs

1/01/09-1/31/09	30,800	$16.85	30,800	969,200
2/01/09-2/28/09	48,515	$17.92	65,471	934,529
3/1/09-3/31/09	107,335	$16.57	153,848	846,152

Total	186,650	$16.97	153,848	846,152

(1)	The Company may repurchase shares from employees and directors for payment of applicable tax withholding obligations on the vesting of restricted stock awards. Shares are repurchased by the Company pursuant to the applicable award agreements and not pursuant to publicly-announced share repurchase programs. 32,802 shares were repurchased by the Company in the fourth quarter of fiscal 2009 to satisfy participants’ tax withholding obligations upon the vesting of restricted stock awards.

The Board of Directors of the Company approved a new stock repurchase program, effective January 26, 2009, which permits the Company to purchase up to 1.0 million shares of the Company’s common stock (2009 Program). Concurrent with its approval of this new repurchase program, the Board of Directors terminated the repurchase program previously authorized in April 2004 (which authorized the repurchase of up to 1.0 million shares of the Company’s common stock).

During the quarter ended March 31, 2009, we repurchased an aggregate of 153,848 shares of our common stock, at an average price of $16.92, in open market transactions pursuant to the 2009 Program. Commissions paid for repurchased common stock during the period totaled $3,846. During the quarter, the Company also repurchased 32,802 shares of common stock with an aggregate value of $564,118, from employees and directors to satisfy tax withholding requirements associated with vested restricted stock. During fiscal 2009, the Company purchased 573,394 shares of common stock on the open market at an aggregate cost of $9,284,297. During fiscal 2008, the Company repurchased 493,969 shares of its common stock in the open market at an aggregate cost of $7,148,245. The Company did not repurchase any of its common stock during the three months ended March 31, 2007 or 2006, or during calendar year 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for Matrixx for the fiscal years ended March 31, 2009 and 2008, the three-month transition period ended March 31, 2007 and the previous three fiscal years ended December 31, 2006, 2005, and 2004. The financial data presented below is derived from Matrixx’s audited consolidated financial statements. We report the financial results of Matrixx, Zicam, LLC, Zicam Swab Products, LLC, Zicare LLC, and Zicam Canada, Inc. on a consolidated basis. For additional information, see the financial statements of Matrixx and the notes thereto included elsewhere in Item 8. The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is qualified by reference thereto and to Matrixx’s financial statements and the notes thereto.

			Transition Period
	Fiscal Year	Fiscal Year	Three Months	Fiscal Years Ended
	Ended March 31,	Ended March 31,	Ended March 31,	December 31,
	2009	2008	2007	2006	2005	2004
	(000’s, except share data)

Net sales	$111,630	$100,972	$19,046	$96,231	$90,461	$60,231
Net income	$13,864	$10,428	$1,709	$4,927	$3,078	$4,957
Net income per share of common stock — basic	$1.50	$1.07	$0.18	$0.51	$0.32	$0.52
Net income per share of common stock — diluted	$1.46	$1.04	$0.17	$0.49	$0.32	$0.52
Dividends per share	$—	$—	$—	$—	$—	$—
Shares outstanding at period end	9,274	10,175	10,079	9,948	9,600	9,520
Total assets	$91,360	$78,149	$71,151	$85,107	$86,442	$60,134
Long term obligations	$—	$—	$—	$—	$—	$—
Stockholders’ equity	$73,077	$65,552	$60,435	$58,087	$48,110	$44,126

Earnings for 2005 include $8.5 million of expense related to settling litigation ($12.0 million settlement plus $1.3 million for litigation reserves, less $4.8 million of insurance reimbursement). See Note 9 for additional information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The Company develops, markets and sells innovative, over-the-counter (OTC) healthcare products with an emphasis on those that utilize unique, novel and/or proprietary delivery systems that provide consumers with “Better Ways to Get Better®”. The Company currently markets its products within the $4.0-$5.0 billion overall cough and cold category at retail. Our Zicam products are sold in the cold remedy (nasal delivery and oral delivery), allergy/sinus (nasal delivery), cough (cough spray) and multi-symptom relief (oral delivery) market groups of the overall cough and cold category. Our Nasal Comfort products have been sold within the space allocated for allergy/sinus products at retail. The Zicam Cold Sore and Healthy Z-ssentials products are also part of the cough/cold category. We expect that our mix of products sold will change due to seasonality and varying growth rates within each group. Most of our core products are currently available at all of the major food, drug, and mass merchant retailers.

The following table details our sales by product class, for the periods indicated, with further details below:

	12 Months Ended		12 Months Ended		12 Months Ended
	March 31,		March 31,		December 31,
Product Class	2009	%	2008	%	2006	%

Cold Remedy	$79,040,667	71%	$68,225,508	68%	$69,046,345	72%
Allergy/Sinus	21,889,667	20%	17,325,720	17%	15,468,683	16%
Cough & Multi-Symptom	7,306,827	6%	15,068,495	15%	11,715,752	12%
Other Cough/Cold	2,192,124	2%	0	0%	0	0%
Canada	1,053,546	1%	0	0%	0	0%
Antacid	147,356	0%	352,661	0%	0	0%

Total Net Sales	$111,630,188	100%	$100,972,384	100%	$96,230,780	100%

Because of the extreme seasonality of our business, our Board of Directors approved a change in our fiscal year in order to better align our operations and financial results with the entire cold season (our previous fiscal years ended December 31, which is the middle of the cold season). Due to the change in our fiscal year, results for the three months ended March 31, 2007, are reported as a transition period. Our fiscal year now begins April 1 and ends March 31.

Net sales for the fiscal year ended March 31, 2009 increased to approximately $111.6 million, or 11% above net sales of $101.0 million for the fiscal year ended March 31, 2008. Sales growth in fiscal 2009 was led by increased sales of our core products (Cold Remedy and Allergy/Sinus). The increase in net sales is attributable to a 16% increase in sales of our Cold Remedy products, driven by a 49% increase in sales of Cold Remedy Swabs. In addition, sales of our Zicam Allergy/Sinus products increased 26%, primarily due to sales of Allergy Swabs. Sales in Canada accounted for approximately $1.0 million, while Healthy Z-ssentials and Cold Sore accounted for $2.2 million of net sales. Cough and Multi-Symptom sales declined $7.8 million.

Net income for the fiscal year ended March 31, 2009 was approximately $13.9 million compared to approximately $10.4 for the year ended March 31, 2008. The increase in net income is due to higher net sales, partially offset by increased selling, general and administrative (SG&A).

We expect net income (loss) in future periods to be significantly affected by the level of sales, severity of the cold and flu season, the timing and amount of our advertising, research and development expenses, and the timing and amount of expenses incurred in litigation matters. Expenditures for advertising and research and development will vary by quarter throughout the year and could be significantly different in future periods than the amounts incurred in the same period in earlier years. We expect that advertising expenses will be highest during the cold season (third and fourth fiscal quarters). We anticipate quarterly earnings will continue to vary along with the seasonality of sales and the level of marketing and research and development expense. As in prior years, we expect to report a loss in the quarter ending June 30 (our fiscal first quarter).

The Company’s management reviews several key indicators in evaluating overall performance:

1) We compare our year-to-date sales and net income performance against our stated annual goal for each. For fiscal 2009, our goal was to grow sales 5% to 10% above the $101.0 million recorded for the fiscal year ended March 31, 2008 (resulting in revenue in the range of $106.0 million — $111.1 million), and to increase net income 20% to 30% above the $10.4 million realized in fiscal 2008 (resulting in net income in the range of $12.5 million — $13.6 million). For fiscal 2009, net sales increased 11% compared to the prior year, and net income increased 33%. Barring additional changes in the economic environment, we expect the Zicam brand will continue to grow as we market our products and we achieve increased consumer awareness of our products.

2) We monitor our share of the cough and cold market because increased consumer purchases of our products are an indicator of growth. For the 52 weeks ended March 22, 2009, retail unit sales of our products (as measured by three outlet syndicated scanner data, not including Wal-Mart and club stores) decreased approximately 1.0% over the comparable period in the previous year, while unit sales in the entire cough and cold category decreased approximately 2.9% over the same period.

3) We measure our ability to maintain strong gross margins on our products. During the year ended March 31, 2009, we realized an average gross margin of 71%, compared to the 66% average gross margin achieved in the year ended March 31, 2008. Gross margins on our existing products vary between 55% and 80%. Average gross margins in fiscal 2009 improved due to a more favorable mix of higher margin products sold during the year, a previously implemented price increase on certain Cold Remedy and Allergy/Sinus products, and cost reductions achieved on several of our products. In addition, gross margin in fiscal year 2009 was impacted by a $1.0 million increase to the returns reserve in excess of our customary 3.5% of gross sales.

4) We evaluate our operating performance by reviewing, over time, our ability to decrease selling, general and administrative (SG&A) expenses as a percentage of net sales. We evaluate our ability to reduce SG&A expense on an annual basis due to the seasonal fluctuations in quarterly net sales. For the year ended March 31, 2009, our SG&A expenses (which do not include R&D expenses) were approximately 48% of net sales, compared to 46% for the year ended March 31, 2008. SG&A expense for fiscal 2009 includes $2.0 million of recall-related charges.

5) We review the distribution and mix of our products by key national retailers. Our ten largest retail customers account for approximately 76% of our annual sales, and we encourage our largest customers to carry a mix of our highest-selling products. Retailers generally reset their cough and cold sections during the third calendar quarter of each year, at which time they add or discontinue products. Our ten largest retailers increased the net number of Zicam products that they carried for the 2008/2009 cold season.

Seasonality and Quarterly Results

The products we currently market are seasonal in nature, and sales at retail generally increase as the level of population suffering from colds rises. The Company records sales when we ship products from our warehouse facilities. During the second fiscal quarter, the Company usually realizes increased sales volume as retailers stock our products and order displays to prepare for the upcoming cough and cold season. Additional sales (reorders) to retailers are highly dependent upon the incidence of illness within the population. Retail consumption of our products is highest during the cough and cold season, which usually runs from October through March. The Company begins extensive advertising campaigns to coincide with the cough and cold season and generally realizes higher advertising expense in the October through March timeframe. The fiscal first quarter (ending June 30) of each year generally accounts for only 7% to 8% of annual sales and, historically, we have incurred a loss in that quarter. In addition, the Company records the expense for annual bonus awards when goal attainment for the bonus is probable or has been achieved. Because of the seasonality of our business, results for any single quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Certain information is set forth below for fiscal operations (expressed in $000’s and as a percentage of net sales) on a quarterly basis for the twelve months ended March 31, for the periods indicated. The quarters indicated below have been reordered to reflect our new fiscal year, which ends March 31.

Quarterly Results:

Fiscal 2009 Ended March 31, 2009

									Twelve
$000s	Q1	% NS	Q2	% NS	Q3	% NS	Q4	% NS	Months	% NS

Net Sales	$8,508	100%	$33,632	100%	$38,702	100%	$30,788	100%	$111,630	100%
Marketing	$2,922	34%	$3,709	11%	$13,209	34%	$11,420	37%	$31,260	28%
Sales Expense	$650	8%	$1,238	4%	$1,025	3%	$1,512	5%	$4,423	4%
General & Administrative	$4,147	49%	$3,134	9%	$4,257	11%	$3,799	12%	$15,338	14%
Legal — Product Liability	$743	9%	$756	2%	$379	1%	$306	1%	$2,184	2%

Total Op Expenses	$8,462	99%	$8,837	26%	$18,870	49%	$17,037	55%	$53,205	48%

R&D	$610	7%	$1,143	3%	$797	2%	$684	2%	$3,235	3%

Fiscal 2008 Ended March 31, 2008

									Twelve
$000s	Q1	% NS	Q2	% NS	Q3	% NS	Q4	% NS	Months	% NS

Net Sales	$8,573	100%	$28,576	100%	$30,802	100%	$33,022	100%	$100,972	100%
Marketing	$2,143	25%	$3,450	12%	$16,177	53%	$7,353	22%	$29,123	29%
Sales Expense	$742	9%	$872	3%	$1,022	3%	$1,202	4%	$3,838	4%
General & Administrative	$2,542	30%	$3,089	11%	$2,400	8%	$2,974	9%	$11,005	11%
Legal — Product Liability	$829	10%	$421	1%	$444	1%	$860	3%	$2,554	2%

Total Op Expenses	$6,256	73%	$7,832	27%	$20,043	65%	$12,389	38%	$46,520	46%

R&D	$1,453	17%	$995	3%	$875	3%	$785	2%	$4,108	4%

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Intangible Assets and Goodwill:  We recorded approximately $15.0 million in goodwill in connection with the acquisition of the 40% Zicam, LLC interest acquired from Zensano, Inc. in December 2001. Under SFAS No. 142, goodwill must be tested upon a triggering event or at least annually to identify a potential impairment and the amount of any impairment loss. Factors that could affect this analysis would be significant loss of market share, a general decline in Zicam product sales, higher than expected increases in expenses and various other matters. Any change in key assumptions about the business or prospects of Zicam, LLC, or any change in market conditions or other externalities affecting Zicam, LLC, could result in an impairment charge, and such a charge could have a material adverse effect on our financial condition and results of operations. Our annual valuation of goodwill (as of September 1, 2008) was completed in January 2009 and no impairment was identified. No triggering events have occurred subsequent to the valuation.

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

Revenue Recognition:  The Company recognizes revenue from product sales when the risks and rewards of ownership have transferred to the customer, which is considered to have occurred upon shipment of the finished product to retailers. Sales incentives, promotional allowances, and returns are estimated and recognized at the date of shipment based upon historical activity and current agreements with customers. The Company evaluates these estimates on a quarterly basis and revises them as necessary.

Customer Sales Returns and Allowances:  The estimate for product returns reflects our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects potential product returns. We record a returns provision of 3.5% of gross sales for all of our products. We review the return provision at least quarterly and adjust the reserve amounts if actual product returns differ materially from our reserve percentage. Additionally, we adjust the returns provision when a determination is made that a product will be discontinued, either in whole or by certain retailers. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected. During the quarter ended June 30, 2008, we recorded a $1.0 million increase to our returns reserve, in excess of the customary 3.5% of gross sales, for anticipated returns expected in connection with retailers’ announced discontinuation of certain products. During the fiscal year ended March 31, 2008, we experienced product returns associated with discontinued items and we recorded a $3.1 million adjustment to our returns provision, in excess of our customary 3.5% of gross sales, to account for the increased returns of discontinued products (which included several of our cough and flu products). Additionally, during calendar 2006, we recorded a $2.5 million adjustment to our returns provision to account for increased returns of Nasal Comfort and discontinued products from a large customer.

Accounts Receivable and Allowance for Doubtful Accounts:   The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The allowance is reviewed regularly to ensure that it reflects the amount of the Company’s probable credit losses. Effective April 1, 2007, the Company elected to reduce its accrual rate from 0.10% of gross sales to 0.02% of gross sales, based on historical performance. During our review in the fiscal quarter ended September 30, 2007, we determined that our allowance for bad debt exceeded the amount of loss that would likely be incurred and we reduced the allowance amount by approximately $250,000. This reduction was reflected in general and administrative expense in the accompanying consolidated statement of income for the year ended March 31, 2008.

Legal Contingencies:  We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. See Part I, Item 3 — “Legal Proceedings” for information regarding our pending and threatened litigation and our reserves for product liability litigation. While we are vigorously defending the Company in these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. The Company follows the guidance of SFAS 5, “Accounting for Contingencies,” which states that the Company is required to accrue a contingent loss when the loss is deemed probable and reasonably estimable.

Results Of Operations For The Fiscal Year Ended March 31, 2009 Compared To The Fiscal Year Ended March 31, 2008

Certain information is set forth below for our operations expressed in $000’s and as a percentage of net sales for the periods indicated:

	Year Ended March 31,
	2009		2008

Net sales	$111,630	100%	$100,972	100%
Cost of sales	32,876	29	34,532	34

Gross profit	78,754	71	66,440	66
Selling, general and administrative	53,205	48	46,520	46
Research & development	3,235	3	4,108	4

Income from operations	22,314	20	15,812	16
Interest and other income	287	—	653	—
Interest expense	—	—	—	—

Income before income taxes	22,601	20	16,465	16
Provision for income taxes	8,737	8	6,037	6

Net income	$13,864	12%	$10,428	10%

Net Sales

Net sales for fiscal 2009 were approximately $111.6 million, or 11% above net sales of $101.0 million for the twelve months ended March 31, 2008. The increase in fiscal 2009 net sales is attributable to higher unit sales ($12 million), a price increase for Cold Remedy and Allergy/Sinus ($4 million), lower product return charges ($2.4 million) and initial sales in Canada ($1.0 million). Partially offsetting the increases was an $8.7 million decline in sales of Cough, Multi-symptom, Nasal Comfort, and Xcid products. The average net selling price per unit for the year ended March 31, 2009, increased approximately 9% due to the mix of products sold and the price increase on Cold Remedy and Allergy/Sinus products. The price increase was 5% for Cold Remedy products and 8% on Allergy/Sinus products and was initiated during the quarter ended September 30, 2008.

Cost of Sales

For the year ended March 31, 2009, our cost of sales decreased approximately $1.7 million to approximately $32.9 million, compared to the cost of sales for the year ended March 31, 2008 of approximately $34.5 million. The decrease was due to cost reductions achieved on several of our products and the mix of products sold.

Gross Profit

Gross profit for the year ended March 31, 2009 was approximately $78.8 million, compared to gross profit of approximately $66.4 million for year ended March 31, 2008. The increased gross profit is due to the higher level of sales during the period (compared to the prior year) and lower cost of goods sold. Gross margin for fiscal 2009 was 71%, compared to the 66% gross margin for the year ended March 31, 2008.

Gross margin was positively affected by the previously-mentioned price increases on certain products that became effective in the fiscal second quarter, the mix of higher margin products sold during fiscal 2009, lower returns charges, as well as cost improvements on certain products. In addition, inventory reserve charges, that are recorded to account for expiring products and obsolete components, declined approximately $540,000 in fiscal 2009 compared to the prior year. Gross margins on our existing products vary between 55% and 80%. Gross margin will continue to be affected by the relative mix of products sold and changes in product sales price and costs.

Selling, General & Administrative (SG&A)

SG&A expense for 2009 increased approximately $6.7 million to $53.2 million from approximately $46.5 million in fiscal 2008.

The higher SG&A expense is due to several factors including approximately $2.0 million recorded to account for costs and charges related to the recall of certain oral cold remedy product lots (see Part I, Item 3 — “Legal Proceedings”). Labor expense increased approximately $2.5 million, of which $1.6 million is related to annual incentive compensation. In addition, we incurred approximately $1.0 million of expense associated with senior management retirement and replacement recruitment. Non-labor marketing expense increased approximately $1.3 million, primarily related to test marketing of Xcid antacid. We expect SG&A expenses in future periods will vary largely in relation to the level of our advertising and legal expenditures. Advertising expense is heaviest during the cold season, which is generally October through March.

Litigation expense related to the product liability lawsuits was approximately $2.2 million in fiscal 2009, compared to approximately $2.5 million (net of approximately $560,000 for insurance reimbursements) in fiscal 2008. We also incurred legal expense in connection with our lawsuit filed to recover recall-related costs (see Part I, Item 3 — “Legal Proceedings”). We anticipate that we will continue to incur approximately $300,000 to $500,000 in legal expense each quarter as a result of the Zicam Cold Remedy product liability litigation matters in which we are engaged.

Research and Development

Research and development expense was approximately $3.2 million in fiscal 2009, approximately $873,000 less than the level incurred in fiscal 2008. The research and development spending reflects scale-up costs related to new products, including our new Cold Sore and Healthy Z-ssentials products, and our goal of continuing to expand the business by developing additional products. The timing of research and development spending can vary throughout the year and is not generally associated with our seasonal sales patterns. We expect to invest approximately 3% of fiscal 2010 annual net sales in research and development efforts.

Interest & Other Income

Interest and other income was approximately $287,000 in the year ended March 31, 2009, versus approximately $653,000 in the fiscal year ended March 31, 2008. Despite our higher cash balances, interest income decreased due to lower interest rates. There was no interest expense in fiscal 2009 or 2008. Interest income in future periods will vary based on our level of cash and interest rate levels.

Income Before Income Taxes

Income before income tax for fiscal 2009 was approximately $22.6 million, or approximately 20% of net sales, compared to approximately $16.5 million for fiscal 2008. The increased pre-tax income is primarily due to the increased net sales and gross profit partially offset by the increased SG&A expenses discussed above. We expect that income (loss) in future periods will be significantly impacted by sales levels of our products, product introductions in new categories, and annual changes in our advertising, research and development, and legal expenses. We anticipate quarterly earnings will continue to vary along with the seasonality of sales.

Provision for Income Taxes

We recorded income tax expense at our combined estimated annual effective tax rate of approximately 39% and adjusted for the tax effects of certain transactions including research and development tax credits and charitable donations. We recognized income tax expense of approximately $8.7 million during fiscal 2009, versus approximately $6.0 million for fiscal 2008. The lower effective tax rate in the year ended March 31, 2008 period was associated with research and development tax credits.

Net Income

Net income was approximately $13.9 million in fiscal 2009, compared to $10.4 million for the year ended March 31, 2008.

Results Of Operations For The Fiscal Year Ended March 31, 2008 Compared To The Twelve Months Ended March 31, 2007

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

Net Sales

Net sales for fiscal 2008 were approximately $101.0 million, or 3% above net sales of $97.6 million for the twelve months ended March 31, 2007. The increase in sales compared to the prior year is related to the introduction of our new multi-symptom products, the increased level of retail sales of our products to consumers, offset by retailers reduced inventory levels and reductions in sales of our cough products. Sales were affected by retailers’ maintaining a lower level of inventory and more closely aligning their repurchases with retail consumption during the cold season. During the quarter ended September 30, 2007, we initiated a 3% price increase for our Cold Remedy products. That was the first price increase since Zicam products were introduced in 1999. Our new multi-symptom products (which began shipping during the second fiscal quarter) had a selling price that is below the selling price of all of our other products. The average net selling price per unit, for the year ended March 31, 2008, was comparable to the average net selling price per unit in the twelve months ended March 31, 2007.

Cost of Sales

For the fiscal year ended March 31, 2008, our cost of sales increased approximately $900,000 to approximately $34.5 million, compared to the cost of sales for the year ended March 31, 2007 of approximately $33.6 million. The increase was due to the higher number of units sold. Cost of goods sold varies by product and is affected by the mix of products sold.

Gross Profit

Gross profit for the year ended March 31, 2008 was approximately $66.4 million, compared to gross profit of approximately $64.0 million for year ended March 31, 2007. The increased gross profit was due to the higher level of sales during the period (compared to the prior twelve month period). Gross margins for fiscal 2008 were 66%, equivalent to the 66% gross margins recorded for the twelve months ended March 31, 2007. The price increase on Cold Remedy products, initiated in the quarter ended September 30, 2007, was somewhat offset by the lower average net sales price per unit for the new multi-symptom products, which began shipping during the three months ended September 30, 2007. In addition, gross margin was negatively impacted by approximately $3.1 million in product returns, in excess of our customary returns allowance, associated with discontinued products. The recording of an additional $1.1 million to the inventory reserve to account for expiring products and obsolete components also negatively impacted gross margin. Gross margins on our products varied between 55% and 80%.

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

The lower SG&A expense in the year ended March 31, 2008 compared to 2007, is primarily due to the lower product liability litigation expense as well as a decrease of approximately $1.1 million in general legal expenses that were primarily associated with the Federal Trade Commission (FTC) inquiry initiated in early 2006, which was closed with no adverse findings. Additionally, there was approximately $1.3 million of additional expense incurred in the twelve months ended March 31, 2007 associated with a charitable donation of short-dated products. Charitable donations of products during fiscal 2008 were approximately $100,000. Also, during fiscal 2008, we determined that our allowance for bad debt exceeded the amount of loss that would likely be incurred and we reduced the allowance amount by approximately $250,000, which reduced SG&A expenses by an equal amount.

Lower SG&A expense was also due to a $730,000 decrease in marketing expenses, primarily related to significant decreases in marketing expense associated with Nasal Comfort, offset by increased marketing associated with the Xcid antacid test market. Offsetting those SG&A decreases was a $520,000 increase in sales expense associated with hiring and training our new trade sales force to call on national and regional retail accounts, wholesale distribution companies, and to oversee brokers. In addition, labor expense increased approximately $340,000 due to increased headcount.

Research and Development

Research and development expense was approximately $4.1 million in fiscal 2008, approximately $600,000 less than the level incurred in the twelve months ended March 31, 2007. The research and development spending reflected scale-up costs related to new products, including our new multi-symptom and antacid products, and our goal of continuing to expand the business by developing products in the oral care, cold sore, and other categories.

Interest & Other Income

Interest and other income was approximately $653,000 in the year ended March 31, 2008, versus approximately $531,000 in the comparable twelve months of the prior year. The increase in interest income was associated with increased cash balances offset by lower interest rates. For the year ended March 31, 2007, interest income of $531,000 was offset by interest expense of $117,000 related to borrowings outstanding under our credit facility. There was no interest expense in fiscal 2008.

Income Before Income Taxes

Income before income tax for fiscal 2008 was approximately $16.5 million, compared to approximately $9.7 million for the year ended March 31, 2007. The increased income level was due to the higher net sales achieved and lower SG&A expenses during the year ended March 31, 2008.

Provision for Income Taxes

We recorded income tax expense at our combined estimated annual effective tax rate of approximately 39% and adjusted for the tax effects of certain transactions including research and development tax credits and charitable donations. We recognized income tax expense of approximately $6.0 million during fiscal 2008, versus approximately $3.2 million for the twelve months ended March 31, 2007. The lower effective tax rate in the year ended March 31, 2007 period was associated with the charitable donation of products.

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

Gross Profit

Gross profit for the three-month transition period ended March 31, 2007 increased to approximately $12.0 million or 2% above gross profit in the comparable period in the prior year. The increased gross profit was due to the increased sales, partially offset by the higher cost of goods sold. The gross margin percentage achieved during the three-month transition period ended March 31, 2007 decreased to 63% compared to the gross margin achieved in the comparable period in the prior year of 67%. The gross margin percentage on product offerings varied between 50% and 80%; therefore, average gross margin was affected by the relative mix of products sold and any adjustments to account for expiring product.

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

Provision for Income Taxes

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

Gross Profit

Gross profit in 2006 increased to approximately $63.8 million or $1.5 million above gross profit in 2005. The increased gross profit was due to the increased sales, partially offset by the higher cost per unit sold. The gross margin percentage achieved in 2006 decreased to 66% compared to the gross margin achieved in 2005 of 69%. The gross margin percentage for our products varied between 50% and 80%; therefore, our average gross margin was affected by the relative mix of products sold. Our average gross margin percentage was below our goal of 70% primarily due to start-up costs for new items, a $2.5 million adjustment to our returns provision to account for increased returns of Nasal Comfort and discontinued products, and increased costs for promotional displays.

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

Provision for Income Taxes

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

Liquidity and Capital Resources

Our working capital was $52.1 million as of March 31, 2009, compared to $44.6 million at March 31, 2008. As of March 31, 2009, our cash, cash equivalents, and certificates of deposit balance was $40.0 million, $12.1 million above the $27.9 million at March 31, 2008. The increase is due to the higher level of sales, which have been converted to cash, offset by the repurchase of approximately $10.0 million of the Company’s stock. In addition, the Company received approximately $1.4 million from the issuance of common stock upon the exercise of stock options. The Company maintains a conservative investment philosophy and generally invests the majority of excess cash directly in a fund of U.S. Treasury Securities, U.S. government securities and repurchase agreements, and bank certificates of deposit insured by the U.S. government.

During the year ended March 31, 2009, trade receivables increased to $14.8 million from $12.1 million at March 31, 2008. The increase in accounts receivable reflects the timing of orders and the late cold season. We have converted substantially all of those receivables to cash during our first fiscal quarter of 2010. The Company’s principal source of liquidity is cash generated from sales of our products to retailers and distributors. The majority of sales are given 30-day credit terms; however, payment terms are occasionally extended, as retailers begin to increase inventory of our products prior to the onset of the cough and cold season. The Company records an estimated allowance for potentially uncollectible accounts, which is reviewed on a monthly basis. We believe our allowance as of March 31, 2009 is adequate.

The change in accounts receivable, inventory, accounts payable and accrued expenses largely reflects the seasonal nature of the Company’s business. Our working capital requirements fluctuate with the seasonality of our sales and are generally highest in the July through September quarter. The Company records the bulk of its sales, which is reflected in higher accounts receivable, in the second, third, and fourth fiscal quarters; generally builds inventory during the first through third fiscal quarters; and advertises its products, which is the largest component of accrued expenses, primarily in the third and fourth fiscal quarters. Although affected by the build-up of inventory, accounts payable and accrued expenses are more significantly affected by advertising activities.

Generally, to the extent our operations are profitable, our business is cash flow positive. We do have working capital requirements arising from the increase of inventory and accounts receivable in excess of the increase in accounts payable, but these vary throughout the year reflecting the seasonal nature of our business.

Historically, the Company has had very low capital expenditures because we rely on third-party manufacturers to produce our products. Typical capital expenditures include investments in technology, office furniture, leasehold improvements, and small tooling requirements. In 2006, the Company invested $4.2 million for an automated manufacturing line that produces our swab products. Based on the sales growth of our swab products, and our assumptions as to continued growth, we are purchasing a second swab manufacturing line. We have paid approximately $2.1 million towards the new line and anticipate paying an additional $2.0 million to $3.0 million for the equipment, molds, and spare parts to complete the new line. We expect the additional swab manufacturing line will begin producing product in the third quarter of fiscal 2010. The swab manufacturing equipment is owned by the Company but serviced and operated by a third-party manufacturer. In addition, the Company occasionally provides deposits and prepayments to our manufacturers to improve and increase manufacturing capabilities for our products. The Company’s facility lease for its corporate offices expired during fiscal 2008 and we leased new corporate office and R&D space in March 2008. The relocation required capital expenditures and tenant improvements of approximately $650,000, which are being amortized over the term of the new lease (approximately five years).

We have an $8.0 million credit facility with Comerica Bank that expires in July 2009. The interest rate under the renewed credit facility is prime minus 0.25% (or 3.00% at March 31, 2009). There have been no borrowings under the facility since the quarter ended December 31, 2006. We do not anticipate any borrowings from the credit facility for working capital needs during the next quarter, and we are in compliance with the earnings and financial covenants contained in the credit facility. We believe that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months.

As discussed in more detail in Part II, Item 5, “Issuer Purchases of Equity Securities” of this Report, the Board of Directors of the Company approved a new stock repurchase program, effective January 26, 2009, which permits the Company to purchase up to 1 million shares of the Company’s common stock. Concurrently with its approval of this new repurchase program, the Board of Directors terminated the repurchase program previously authorized in April 2004.

Contractual Obligations

We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

Contractual Cash Obligations

	Payments Due by Period as of March 31, 2009
		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands of dollars)

Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	1,899	445	879	575	0
Purchase Obligations	2,758	2,758	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$4,657	$3,203	$879	$575	$0

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), a replacement of SFAS No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fairly valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. Accordingly, we will apply the provisions of SFAS 141R prospectively to any business combinations consummated in the first quarter of our fiscal 2010 or thereafter.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). In determining the useful life of intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or our fiscal 2010. We are currently evaluating the impact, if any, of FSP FAS 142-3.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132R-1”). FSP 132R-1 enhances the required disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132R-1 is effective for financial statements issued for fiscal years ending after December 15, 2009, or our fiscal 2010. The adoption of FSP 132R-1 is not expected to have an impact on our consolidated financial condition or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Prior to the issuance of SFAS 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have an impact on its operating results or financial position.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Forward Looking Statements

This Report on Form 10-K, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:

•	our expectations regarding the costs of the product recalls and our belief that the reserve for recall costs will be sufficient;

•	our expectations regarding returns of discontinued products and increasing distribution of Cold Sore Swabs;

•	our expectation regarding continued expansion of the Zicam line of products;

•	our expectation of introducing new products during the 2009/2010 cough/cold season;

•	our expectations regarding equity compensation;

•	our belief that our bad debt allowance is sufficient;

•	our anticipation that we will incur approximately $300,000 to $500,000 in legal expense each quarter as a result of the Zicam Cold Remedy product liability litigation in which we are engaged;

•	our belief that the reserve for litigation losses will be sufficient to resolve the remaining cases and our expectation of reviewing the adequacy of the same on a quarterly basis;

•	our intention to vigorously defend the Zicam Cold Remedy product liability, securities and recall-related litigation claims, our expectation that additional product liability lawsuits may be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;

•	our intention to defend our intellectual property;

•	our expectation that we will continue to file for patent protection and trademark protection for products that we develop and introduce in the future;

•	our expectations regarding recovery of recall-related costs and associated litigation;

•	our expectation that the trend of growth in sales in future periods will continue as we expand consumer awareness and acceptance of our entire Zicam brand of products, increase distribution, and introduce new products;

•	our expectations regarding the effect of recently issued accounting standards;

•	our expectation of settlement agreements with certain potential claimants;

•	Our anticipation of the variability of quarterly earnings;

•	our expectations regarding environmental expenses;

•	our expectation of a loss in the quarter ending June 30;

•	our expectation that our mix of products sold will change due to seasonality and varying growth rates within the market groups;

•	our intention to review our product return reserve provision monthly and adjust the reserve amounts as actual product return experience continues to develop;

•	our expectation of making income tax payments at our statutory rates in future years;

•	our expectation that SG&A expenses will vary largely in relation to the level of our advertising and legal expenditures;

•	our expectations regarding the new swab manufacturing line;

•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold and changes in product sales price and costs that may occur;

•	our expectation that our net income and operating expenses in future periods will vary largely in connection with the level of our sales, product introductions in new categories, advertising, research and development, and legal expenses;

•	our expectation that research and development spending will be approximately 3% of annual net sales in subsequent years;

•	our expectations regarding derivative instruments;

•	our expectation that earnings in future periods will be significantly impacted by the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;

•	our expectation that advertising expense will be highest in our third and fourth fiscal quarters;

•	our belief that our existing capital resources and our credit line will be sufficient to fund our operations and capital requirements for the next 12 months;

•	our expectations regarding product sales in the Canadian market through a Canadian distributor;

•	our belief that our exposure to currency exchange risk is minimal;

•	our expectations regarding our manufacturers’ ability to timely produce inventory adequate for sales of products;

•	our expectations regarding the impact of the recalls on demand for Zicam products;

•	our expectations that additional reimbursements from insurance carriers will be minimal;

•	our expectations regarding dividends;

•	our expectations regarding future borrowings; and

•	our belief that moderate interest rate increases and the current economic uncertainties regarding available credit will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

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

Statements in this Report on Form 10-K, including those set forth in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” describe factors that could contribute to or cause actual results to differ materially from our expectations. Other such factors include (i) less than anticipated demand for our current and future products, (ii) a weak cough and cold season, (iii) lack of market acceptance for or uncertainties concerning the efficacy or safety of our current and future products or regulatory actions, including product recalls, involving our products, (iv) difficulties in manufacturers’ meeting production requirements or maintaining sufficient inventories to meet unexpectedly high demand in the short term, (v) financial difficulties encountered by one or more of our principal customers, (vi) difficulties in obtaining additional capital for marketing, research and development, and other expenses, (vii) material litigation involving patent and contractual claims, product liability claims, consumer issues and securities violation claims, (viii) the possibility of delays or other difficulties in implementing product improvements and introducing to the marketplace new products and brands, whether domestically or internationally, (ix) issues with suppliers, (x) the possibility that future sales of our products will not be as strong as expected, (xi) increased competition by private label manufacturers; (xii) adverse economic changes that affect consumer demand; and (xiii) adverse publicity regarding our products or advertising restrictions.

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

Our primary market risk exposure relates to our variable rate revolving line of credit with Comerica Bank. At no time during the year ended March 31, 2009 did we have any outstanding borrowings on this line of credit. Consequently, we believe that moderate interest rate increases and the current uncertainties regarding available credit will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

As of March 31, 2009 and March 31, 2008, we did not participate in any financial-market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

During fiscal 2009 we initiated international sales in Canada, which accounted for approximately $1 million of our net sales in fiscal 2009. We contracted with a Canadian distributor to conduct sales and manage retail relationships in Canada. We ship products to the distributor who then sells our products directly to retailers in Canada. Our exposure to currency exchange risk is minimal due to the advance agreement of exchange rate terms with the distributor. However, should exchange rates (US dollar to Canadian dollar) fluctuate significantly in the future, our net sales price per unit in Canada may vary at a similar rate. We will continue to evaluate whether we will be subject to currency exchange risk in any material way. We do not anticipate using derivative financial instruments to manage foreign currency risk. If the volume of international business grows, we will assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.

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

a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Acting President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that our disclosure controls and procedures were effective as of March 31, 2009 in alerting him on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our filings under the Exchange Act.

b)	Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company, including our Acting President and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined by rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on such assessment, management determined that, at March 31, 2009, we maintained effective internal control over financial reporting.

Mayer Hoffman McCann P.C., the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. The report is included below in this Item under the heading “Report on Internal Control over Financial Reporting of Independent Registered Public Accounting Firm.”

REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Matrixx Initiatives, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Matrixx Initiatives, Inc. and subsidiaries (the “Company”) did maintain effective internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2009 of the Company and our report dated June 4, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  Mayer Hoffman McCann P.C.
MAYER HOFFMAN MCCANN P.C.

Phoenix, Arizona
June 4, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item for our executive officers is set forth in Part I of this Form 10-K under the heading “Executive Officers of Matrixx.” Other information required by this Item is set forth in our Proxy Statement relating to our 2009 annual meeting of stockholders to be held on August 26, 2009 (the “2009 Proxy Statement”), under the headings, “Information Concerning Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Additional Information — How do we submit shareholder proposals and director nominations for the next Annual Meeting?” and “Information about our Board, Its Committees and our Corporate Governance — What are the responsibilities of the Audit Committee?” and is incorporated herein by this reference as if set forth in full.

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

The information required by this Item is set forth in the 2009 Proxy Statement, under the headings, “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by this reference as if set forth in full.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item for certain of our beneficial owners is set forth in the 2009 Proxy Statement, under the heading, “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by this reference as if set forth in full.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of March 31, 2009 with respect to our compensation plans and individual compensation arrangements under which our equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision to us of goods or services.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities	Weighted-Average	Equity
	to be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding Securities
Plan Category	Outstanding Options	Options	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	417,700	$12.78	249,442
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	417,700	$12.78	249,442

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in the 2009 Proxy Statement, under the headings, “Information About our Board, Its Committees and our Corporate Governance,” “What are our processes and procedures for considering and determining executive compensation? — The Compensation Committee” and “Related Party Transactions” and is incorporated herein by this reference as if set forth in full.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth in the 2009 Proxy Statement, under the heading, “Audit Matters” and is incorporated herein by this reference as if set forth in full. The information set forth in the 2009 Proxy Statement under the heading “Report of the Audit Committee” is not incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	48
Consolidated Balance Sheets as of March 31, 2009 and 2008	49
Consolidated Statements of Income for the years ended March 31, 2009 and 2008, three months ended March 31, 2007 and 2006 (Unaudited), and the year ended December 31, 2006	50
Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2009 and 2008, three months ended March 31, 2007 and 2006, and the year ended December 31, 2006	51
Consolidated Statements of Cash Flows for the years ended March 31, 2009 and 2008, three months ended March 31, 2007 and 2006 (Unaudited), and the year ended December 31, 2006	53
Notes to Consolidated Financial Statements	54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Matrixx Initiatives, Inc.

We have audited the accompanying consolidated balance sheets of Matrixx Initiatives, Inc. and subsidiaries (the “Company”) as of March 31, 2009 and 2008 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years ended March 31, 2009 and 2008, three months ended March 31, 2007 and the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended March 31, 2009 and 2008, three months ended March 31, 2007, and the year ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 4, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Mayer Hoffman McCann P.C.
MAYER HOFFMAN MCCANN P.C.

Phoenix, Arizona
June 4, 2009

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND 2008

	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$25,144,088	$27,932,672
Certificates of deposit	14,870,717	—
Accounts receivable:
Trade, net of allowance for doubtful accounts of $226,180 and $209,377	14,769,485	12,051,847
Other receivable	—	39,363
Insurance receivable	25,514	75,000
Inventories	7,740,343	11,530,060
Prepaid expenses	2,035,628	1,743,521
Interest receivable	13,867	73,904
Income tax receivable	1,316,102	—
Deferred tax asset	1,636,707	1,739,490

Total Current Assets	67,552,451	55,185,857

Property and Equipment, at cost:
Office furniture and computer equipment	1,738,727	1,560,403
Machine tooling and manufacturing equipment	4,581,866	5,330,728
Laboratory furniture and equipment	484,215	437,267
Leasehold improvements	544,211	514,674

	7,349,019	7,843,072
Less accumulated depreciation	(3,219,081)	(2,753,222)

Net Property and Equipment	4,129,938	5,089,850

Other Assets:
Deposits	2,913,855	379,205
Other assets	30,789	110,034
Restricted cash	—	500,000
Debt issuance costs, net of accumulated amortization of $12,596 and $5,398	1,799	8,997
Patents, net of accumulated amortization of $725,956 and $582,670	1,691,505	1,834,791
Goodwill	15,039,836	15,039,836

Total Other Assets	19,677,784	17,872,863

Total Assets	$91,360,173	$78,148,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,010,728	$1,307,881
Accrued expenses	9,665,310	4,433,841
Sales commissions	404,899	533,384
Sales returns and allowances	1,611,052	1,271,791
Legal liability	785,000	1,100,000
Accrued taxes	—	1,927,025

Total Current Liabilities	15,476,989	10,573,922

Deferred tax liability	2,806,001	2,022,427

Total Liabilities	18,282,990	12,596,349
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,273,949 and 10,175,412 shares issued	9,274	10,175
Additional paid-in capital	37,077,316	50,960,220
Retained earnings	35,990,593	22,126,374

	73,077,183	73,096,769
Less common stock held in treasury, at cost (547,769 shares in 2008)	—	(7,544,548)

Total Stockholders’ Equity	73,077,183	65,552,221

Total Liabilities and Stockholders’ Equity	$91,360,173	$78,148,570

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008, THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED),
AND THE YEAR ENDED DECEMBER 31, 2006

					Year Ended
	Years Ended March 31,		Three Months Ended March 31,		December 31,
	2009	2008	2007	2006	2006
				(Unaudited)

Net sales	$111,630,188	$100,972,384	$19,045,754	$17,675,959	$96,230,780
Cost of sales	32,875,667	34,532,099	7,047,655	5,865,211	32,445,499

Gross Profit	78,754,521	66,440,285	11,998,099	11,810,748	63,785,281
Selling, general and administrative expenses	53,205,196	46,520,327	8,730,650	10,692,507	51,946,219
Research and development	3,234,874	4,108,354	1,137,671	1,126,846	4,684,837

Income (Loss) From Operations	22,314,451	15,811,604	2,129,778	(8,605)	7,154,225

Other Income (Expense):
Interest and other income	287,110	653,422	203,374	173,911	501,845
Interest expense	—	—	—	—	(116,639)

Total Other Income	287,110	653,422	203,374	173,911	385,206

Income Before Provision For Income Taxes	22,601,561	16,465,026	2,333,152	165,306	7,539,431
Provision for income taxes	8,737,342	6,037,487	623,921	68,546	2,612,803

Net Income	$13,864,219	$10,427,539	$1,709,231	$96,760	$4,926,628

Net Income Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,268,471	9,704,579	9,749,162	9,565,963	9,620,362
Net Income Per Share of Common Stock	$1.50	$1.07	$0.18	$0.01	$0.51
Diluted:
Weighted Average Number of Common Shares Outstanding	9,505,360	10,001,307	10,031,008	10,027,666	9,965,786
Net Income Per Share of Common Stock	$1.46	$1.04	$0.17	$0.01	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008,
THE THREE MONTHS ENDED MARCH 31, 2007 AND THE YEAR ENDED DECEMBER 31, 2006

	Series A				Additional			Total
	Preferred Stock		Common Stock		Paid in	Treasury	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Equity

Balance at December 31, 2005	—	—	9,599,529	9,599	43,433,364	(396,304)	5,062,976	48,109,635
Issuance of common stock upon exercise of stock options	—	—	244,965	245	2,479,671	—	—	2,479,916
Issuance of restricted stock pursuant to the Company’s restricted stock program	—	—	103,258	104	1,342,960	—	—	1,343,064
Income tax benefit from the exercise of stock options	—	—	—	—	1,077,402	—	—	1,077,402
Stock option expense pursuant to SFAS 123R	—	—	—	—	150,800	—	—	150,800
Net income	—	—	—	—	—	—	4,926,628	4,926,628

Balance at December 31, 2006	—	—	9,947,752	9,948	48,484,197	(396,304)	9,989,604	58,087,445
Issuance of common stock upon exercise of stock options	—	—	27,333	27	251,790	—	—	251,817
Issuance of restricted stock pursuant to the Company’s restricted stock program	—	—	104,232	104	287,819	—	—	287,923
Income tax benefit from the exercise of stock options	—	—	—	—	80,717	—	—	80,717
Stock option expense pursuant to SFAS 123R	—	—	—	—	17,693	—	—	17,693
Net income	—	—	—	—	—	—	1,709,231	1,709,231

Balance at March 31, 2007	—	—	10,079,317	10,079	49,122,216	(396,304)	11,698,835	60,434,826
Issuance of common stock upon exercise of stock options	—	$—	59,767	$60	$611,083	$—	$—	$611,143
Issuance of restricted stock pursuant to the Company’s restricted stock program	—	—	58,760	58	1,294,506	—	—	1,294,564
Purchase of treasury stock	—	—	—	—	—	(7,463,393)	—	(7,463,393)
Retirement of treasury stock	—	—	(22,432)	(22)	(315,127)	315,149	—	—
Income tax benefit from the exercise of stock options	—	—	—	—	231,401	—	—	231,401
Stock option expense pursuant to SFAS 123R	—	—	—	—	16,141	—	—	16,141
Net income	—	—	—	—	—	—	10,427,539	10,427,539

Balance at March 31, 2008	—	$—	10,175,412	$10,175	$50,960,220	$(7,544,548)	$22,126,374	$65,552,221
Issuance of common stock upon exercise of stock options	—	—	131,434	132	1,401,403	—	—	1,401,535
Issuance of restricted stock pursuant to the Company’s restricted stock program	—	—	128,236	128	1,833,928	—	—	1,834,056
Purchase of treasury stock	—	—	—	—	—	(9,953,920)	—	(9,953,920)
Retirement of treasury stock	—	—	(1,161,133)	(1,161)	(17,497,307)	17,498,468	—	—
Income tax benefit from the exercise of stock options	—	—	—	—	379,072	—	—	379,072
Net income	—	—	—	—	—	—	13,864,219	13,864,219

Balance at March 31, 2009	—	$—	9,273,949	$9,274	$37,077,316	$—	$35,990,593	$73,077,183

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006

	Series A				Additional			Total
	Preferred Stock		Common Stock		Paid In	Treasury	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Equity
	(Unaudited)

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

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008, THE THREE MONTHS ENDED
MARCH 31, 2007 AND 2006 (UNAUDITED), AND THE YEAR ENDED DECEMBER 31, 2006

			Three Months Ended		Year Ended
	Years Ended March 31,		March 31,		December 31,
	2009	2008	2007	2006	2006
				(Unaudited)

Cash Flows From Operating Activities
Net income	$13,864,219	$10,427,539	$1,709,231	$96,760	$4,926,628
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	1,279,457	1,057,299	491,520	138,429	630,599
Amortization	150,484	149,130	40,346	48,448	170,691
Provision for bad debts	16,803	(219,654)	18,335	(277,443)	(232,219)
Deferred income taxes	886,357	2,484,214	539,333	(9,348)	1,540,738
Common stock issued for compensation	2,213,128	1,542,106	386,333	978,938	2,571,266
Changes in assets and liabilities:
Accounts receivable	(2,734,441)	(3,614,627)	15,598,763	20,667,204	6,312,460
Insurance receivable	49,486	2,125,000	(797,033)	—	3,397,033
Interest receivable	60,037	10,287	(37,937)	(43,401)	78,279
Other receivable	39,363	—	—	—	—
Income tax receivable	(1,316,102)	1,370,277	—	—	(1,370,277)
Inventories	3,789,717	3,928,868	1,326,416	(2,723,980)	(7,982,209)
Prepaid expenses and other	(212,862)	(1,186,014)	169,532	81,644	58,767
Accounts payable	1,702,847	(1,276,672)	(12,729,552)	(4,303,561)	6,572,454
Accrued expenses	3,175,959	3,359,230	(3,175,957)	(3,459,475)	(4,546,972)
Legal liability	(315,000)	55,000	(126,500)	(12,000,000)	(12,073,500)
Sales returns and allowances	339,261	(1,119,499)	(340,830)	(1,206,721)	(1,148,432)

Net Cash Provided (Used) By Operating Activities	22,988,713	19,092,484	3,072,000	(2,012,506)	(1,094,694)

Cash Flows From Investing Activities
Capital expenditures	(319,545)	(800,877)	(310,750)	(67,193)	(4,997,736)
Purchase of certificates of deposit	(14,870,717)	—	—	—	—
Deposits and other	(2,534,650)	(436,586)	(16,500)	(38,974)	802,846
Restricted cash	500,000	—	—	—	4,500,000

Net Cash Provided (Used) By Investing Activities	(17,224,912)	(1,237,463)	(327,250)	(106,167)	305,110

Cash Flows From Financing Activities:
Proceeds from borrowing	—	—	—	—	4,000,000
Principal payments on notes payable	—	—	—	—	(4,000,000)
Debt issuance costs	—	(14,288)	—	(2,939)	(9,381)
Issuance of common stock	1,401,535	611,143	251,817	1,256,382	2,479,916
Purchase of treasury stock	(9,953,920)	(7,463,393)	—	—	—

Net Cash Provided (Used) By Financing Activities	(8,552,385)	(6,866,538)	251,817	1,253,443	2,470,535

Net Increase (Decrease) in Cash and Cash Equivalents	(2,788,544)	10,988,483	2,996,567	(856,230)	1,680,951
Cash and Cash Equivalents at Beginning of Period	27,932,672	16,944,189	13,947,622	12,266,671	12,266,671

Cash and Cash Equivalents at End of Period	$25,144,088	$27,932,672	$16,944,189	$11,401,441	$13,947,622

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—	$—	$115,222
Income taxes	10,462,000	—	—	860,790	2,021,243
Supplemental Disclosure of Noncash Financing Activities:
Retirement of treasury stock	$17,498,468	$315,149	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization

Matrixx Initiatives, Inc. (the “Company”), formerly Gum Tech International, Inc. was incorporated in Utah on February 4, 1991. On June 18, 2002, the Company reincorporated in Delaware. The authorized capital stock of Matrixx consists of (i) 30,000,000 shares of common stock, $.001 par value, (“common stock”), and (ii) 2,000,000 shares of preferred stock, $.001 par value.

The Company’s sole business segment in the fiscal years ended March 31, 2009 and 2008, three-month transition period ended March 31, 2007, and calendar year 2006, was developing, marketing and selling over the counter products with an emphasis on those that utilize unique or novel delivery systems through our wholly-owned subsidiaries. Sales of our products in the United States occur through Zicam, LLC (Zicam). During 2005, we formed Zicam Swab Products, LLC (ZSP) to purchase the dry handle swab technology from a third party. During 2006, we formed Zicare, LLC (Zicare), to pursue development of an over-the-counter oral care product. In May 2008, we formed Zicam Canada, Inc. to commercialize sales of Zicam products in Canada.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Zicam, ZSP, Zicam Canada, Inc., and Zicare. All significant intercompany accounts and transactions have been eliminated.

Change of Fiscal Year

Because of the extreme seasonality in the Company’s business, on February 9, 2007, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to March 31 in order to better align the Company’s operations and financial results with the entire cold season. The three-month period ended March 31, 2007 was the Company’s transition period and the Company’s new fiscal year began April 1, 2007 and ended March 31, 2008. All comparative presentations for the three months ended March 31, 2006 are unaudited.

Cash and Cash Equivalents

For purposes of the consolidated financial statements, the Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash deposits in each institution are insured in limited amounts by the Federal Deposit Insurance Corporation (FDIC). Our certificates of deposit have original maturities from 91 days to one year.

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

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out pricing method.

Property and Equipment

Depreciation of the primary asset classifications is calculated based on the following estimated useful lives using the straight-line method.

Classification	Useful Life in Years

Machine tooling and manufacturing equipment	3-7
Office furniture and computer equipment	3-5
Laboratory furniture and equipment	3-5
Leasehold improvements	2-5

For the fiscal years ended March 31, 2009 and 2008 depreciation of property and equipment was $1,279,457 and $1,057,299, respectively. In addition, for the three months ended March 31, 2007 and 2006 and the year ended December 31, 2006, depreciation of property and equipment charged to selling, general and administrative expenses was $491,520, $138,429, and $630,599, respectively.

Long-Lived Assets

When facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to the estimated undiscounted net future cash flows. A forecast showing lack of long-term profitability, a significant decline in market share, or a current period operating or cash flow loss combined with a history of operating or cash flow losses are conditions, among others, that would trigger an impairment assessment of the carrying amount of the asset.

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

Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is considered to have an indefinite life and, therefore, it is not amortized, but instead assessed upon a triggering event or at least annually for impairment using the fair value methodology. Our annual valuation of goodwill (as of September 1, 2008) was completed in January 2009 and no impairment was identified. No triggering events have occurred subsequent to the valuation. There were no impairments recorded in any period presented.

The original Cold Remedy patent is being amortized using the straight-line method over the remaining term of the patent at the date of purchase of 16.75 years. The estimated aggregate amortization expense for the Company’s Cold Remedy patent is $67,081 on an annual basis for each of the next five years. Amortization expense for the Cold Remedy patent was $67,081 for the years ended March 31, 2009 and 2008; $16,770 for the three months ended March 31, 2007 and 2006; and, $67,081 for the year ended December, 31, 2006. The patent acquired on October 31, 2005 related to the Zicam Cold Remedy dry handle swab products is being amortized using the straight-line method over the remaining term of the patent, which, at the date of purchase was 14.88 years. The estimated aggregate amortization expense for the Zicam Cold Remedy dry handle swab patent is $76,206 on an annual basis for each of

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the next five years. Amortization expense was $76,206 and $69,588 for the years ended March 31, 2009 and 2008, respectively, $15,743 for the three months ended March 31, 2007 and 2006, and $62,971 for the year ended December 31, 2006.

The Company recorded $8,748 in calendar 2006 for debt issuance costs related to the $500,000 letter of credit associated with the product liability insurance policy that began in April 2006. The Company amortizes the debt issuance costs associated with the Company’s Comerica Bank credit facility over the term of the facility. Debt issuance costs of $14,395 were recorded in fiscal 2008 for the renewal of the credit facility with a term through June 30, 2009. The Company recorded $7,198 and $12,569 in amortization expense during the years ended March 31, 2009 and 2008, respectively, $7,832 in the three months ended March 31, 2007, and $31,893 in calendar year 2006 for amortization of expenses related to the Company’s Comerica Bank credit facility.

Revenue Recognition

The Company recognizes revenue from product sales when the risks and rewards of ownership have transferred to the customer. Transfer of risks and rewards is considered to have occurred upon shipment of the finished product to retailers. Sales incentives, promotional allowances and returns are estimated and recognized as a reduction from revenue at the date of shipment based upon historical activity and current agreements with customers. The Company evaluates these estimates on a monthly basis and revises them as necessary.

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

Stock-Based Compensation

We account for stock based compensation under the provisions of SFAS No. 123R (Revised 2004), “Share-Based Payment”, which requires the Company to measure the cost of services received in exchange for equity instruments based on the grant-date fair value of the award, with that cost recognized to expense over the requisite service or vesting period. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such equity instruments. The Company uses the Black-Scholes option-pricing model in valuing such equity instruments. As a result of the adoption of SFAS No. 123R in calendar year 2006 the Company recognized pre-tax charges of $150,800 as compensation expense, approximately $93,000 after tax, related to unvested options as of January 1, 2006. In addition, for the three months ended March 31, 2007 and 2006 the Company recognized pre-tax charges of $17,700 and $55,000, respectively, approximately $11,000 and $34,000 after tax, respectively. During the fiscal year ended March 31, 2008, the Company recognized pre-tax charges of $16,000, approximately $9,800 after tax. The earnings per share impact in all of those periods was immaterial. During fiscal 2009 the Company did not incur any charges related to stock options. The Company does not expect to recognize any additional charges in association with stock options as the Company anticipates future equity compensation will be in the form of restricted stock grants instead of options. These charges do not affect the Company’s cash position.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has granted restricted stock to directors, officers, and management employees as part of its overall compensation plan. Compensation expense is based on the fair value of the shares on the date of their grant (as determined by the closing stock price on the grant date), and is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense recognized in the year ended March 31, 2009 and 2008, for restricted stock awards previously granted, was approximately $1.7 million, or $1.0 million after tax, and $1.2 million, or $750,000 after tax, respectively. During the three-month transition period ended March 31, 2007, the Company recognized approximately $281,900, or approximately $173,000 after tax, for compensation expense related to restricted stock awards. During the year ended December 31, 2006 compensation expense for restricted stock awards was approximately $736,000. Also, during the years ended March 31, 2009 and 2008, 3,442 shares and 4,544 shares, respectively, of restricted stock were issued to two directors, in lieu of cash, under the Directors Restricted Stock Purchase Program for quarterly director compensation.

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

Marketing and Advertising

The Company expenses marketing and advertising costs as incurred. Marketing expense was $31,260,175 and $29,123,368 for the years ended March 31, 2009 and 2008, respectively; $5,014,921 and $6,698,927 for the three months ended March 31, 2007 and 2006, respectively; and $31,538,778 for the year ended December 31, 2006.

Net Income Per Share of Common Stock

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, and non-vested restricted stock using the treasury stock method.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The schedule below summarizes the elements included in the calculation of basic and diluted earnings per common share for the years ended March 31, 2009 and 2008, three months ended March 31, 2007 and 2006, and the year ended December 31, 2006. Options to purchase 163,959, 177,000, and 232,000 shares of common stock at March 31, 2009, 2008, and 2007, respectively, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. The shares were anti-dilutive because the share exercise price exceeded the average market price of the common stock during the period. There were no anti-dilutive shares at December 31, 2006 or March 31, 2006.

			Three Months Ended		Year Ended
	Years Ended March 31,		March 31,		December 31,
	2009	2008	2007	2006	2006
				(Unaudited)

Net income applicable to common shareholders	$13,864,219	$10,427,539	$1,709,231	$96,760	$4,926,628

Weighted average common shares outstanding — Basic	9,268,471	9,704,579	9,749,162	9,565,963	9,620,362
Dilutive securities	236,889	296,728	281,846	461,703	345,424

Weighted average common shares outstanding — Diluted	9,505,360	10,001,307	10,031,008	10,027,666	9,965,786

Net Income per common share:
Basic	$1.50	$1.07	$0.18	$.01	$0.51
Diluted	$1.46	$1.04	$0.17	$.01	$0.49

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

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), a replacement of SFAS No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fairly valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. Accordingly, we will apply the provisions of SFAS 141R prospectively to any business combinations consummated in the first quarter of our fiscal 2010 or thereafter.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). In determining the useful life of intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or our fiscal 2010. We are currently evaluating the impact, if any, of FSP FAS 142-3.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132R-1”). FSP 132R-1 enhances the required disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132R-1 is effective for financial statements issued for fiscal years ending after December 15, 2009, or our fiscal 2010. The adoption of FSP 132R-1 is not expected to have an impact on our consolidated financial condition or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Prior to the issuance of SFAS 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have an impact on its operating results or financial position.

2.	Inventories

Inventories consisted of the following at March 31, 2009 and 2008:

	March 31,	March 31,
	2009	2008

Raw materials and packaging	$2,618,261	$3,887,906
Finished goods	5,122,082	7,642,154

Total	$7,740,343	$11,530,060

3.	Current Notes Payable

The Company has an $8.0 million credit facility with Comerica Bank that was renewed in July 2007, until July 2009. The interest rate under the renewed credit facility is prime minus 0.25% (or 3.0% at March 31,

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009) collateralized by accounts receivable, inventory, property and equipment, intangible assets and other assets of the Company. The line also contains various financial covenants regarding liquidity, tangible net worth, and other financial ratios. Also, the Company cannot incur a loss for any two consecutive quarters and the Company cannot incur a loss for any fiscal year. The Company is also restricted from paying dividends without the lender’s consent. We did not have any borrowings under the credit facility during the fiscal years ended March 31, 2009 and 2008, or the three months ended March 31, 2007. In July 2006, we borrowed $4 million under the facility to support our working capital requirements in the third calendar quarter of 2006. We repaid the debt in the quarter ended December 31, 2006.

4.	Reserves

The following schedules summarize the activity in the reserves for sales returns and allowances and allowance for doubtful accounts for the fiscal years ended March 31, 2009 and 2008, three months ended March 31, 2007, and the year ended December 31, 2006:

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period

Reserves for Sales Returns and Allowances
December 31, 2006	$3,880,552	$14,871,924	$16,020,356	$2,732,120
March 31, 2007	2,732,120	2,909,400	3,250,230	2,391,290
March 31, 2008	2,391,290	15,432,925	16,552,424	1,271,791
March 31, 2009	1,271,791	15,148,362	14,809,101	1,611,052

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period

Allowance for Doubtful Accounts
December 31, 2006	$642,915	$97,286	$329,505	$410,696
March 31, 2007	410,696	18,827	492	429,031
March 31, 2008	429,031	20,676	240,330	209,377
March 31, 2009	209,377	22,421	5,618	226,180

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Income Taxes

The components of the provision for income taxes for the year ended March 31, 2009 and 2008, three months ended March 31, 2007 and 2006, and the year ended December 31, 2006, are as follows:

	Year Ended March 31,	Year Ended March 31,	Three Months Ended March 31,		Year Ended Dec. 31,
	2009	2008	2007	2006	2006
				(Unaudited)

Current:
Federal	$6,299,911	$2,094,047	$66,041	$60,281	$881,511
State	1,355,043	390,167	18,548	8,265	190,554

Total	7,654,954	2,484,214	84,589	68,546	1,072,065

Deferred:
Federal	883,745	3,013,768	504,901	—	1,137,312
State	198,643	539,505	34,431	—	403,426

Total	1,082,388	3,553,273	539,332	—	1,540,738

Total Provision For Income Taxes	$8,737,342	$6,037,487	$623,921	$68,546	$2,612,803

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision for income taxes as follows:

	Year Ended March 31,		Three Months Ended March 31,		Year Ended Dec. 31,
	2009	2008	2007	2006	2006
				(Unaudited)

Federal statutory rate	34%	34%	34%	34%	34%
State income taxes, net of federal benefits	5	5	5	5	5
Current period tax credits	(1)	(1)		—	(2)
Charitable contributions	—	(1)	(12)	—	(3)
Other	1	—	—	2	—

Total	39%	37%	27%	41%	34%

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred tax assets and liabilities as of March 31, 2009 and 2008 are as follows:

	2009	2008

Current deferred tax assets
Reserves and accrued expenses	$998,107	$718,800
Accrued legal liabilities	302,200	423,500
Reserve for bad debts	87,100	80,600
Inventory valuation reserve	249,300	516,590

Net current deferred tax assets	$1,636,707	$1,739,490

Non-current deferred tax assets
Restricted stock compensation	$629,200	$828,500

Total non-current deferred tax assets	629,200	828,500
Non-current deferred tax liabilities
Amortization of intangible assets	(2,847,501)	(2,463,827)
Depreciation	(587,700)	(387,100)

Total non-current deferred tax liabilities	(3,435,201)	(2,850,927)

Net non-current deferred tax liabilities	$(2,806,001)	$(2,022,427)

The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history and trends, sales backlog and projections of future net income when determining whether it is more likely than not future tax benefits will be realized. As of March 31, 2009 and 2008, the Company did not record a valuation allowance.

The Company’s policy is to classify income tax penalties and interest as income taxes in its financial statements. During the year ended March 31, 2009, the Company did not incur any penalties or interest. At March 31, 2009, the Company did not have any unrecognized tax benefits.

The tax benefits associated with employee exercises of non-qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduced income taxes currently payable. The Company has determined that it is more likely than not that the amounts will be realized and has recorded benefits charged to additional paid-in-capital for the years ended March 31, 2009 and 2008, three months ended March 31, 2007, and the year ended December 31, 2006 of $379,072, $231,401, $80,717, and $1,077,402, respectively.

At December 31, 2006, the Company had a $1.4 million loss carryforward due to the settlement of the consolidated Arizona litigation in 2006. The Company exhausted this carryforward in fiscal 2008.

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

Stock Repurchase Plan

In April 2004, the Company’s Board of Directors authorized a Common Stock Repurchase Program for up to 1 million shares of the Company’s common stock. The Board of Directors of the Company approved a new stock repurchase program, effective January 26, 2009, which permits the Company to purchase up to 1 million shares of the Company’s common stock. Concurrently with its approval of this new repurchase program, the Board of Directors terminated the repurchase program previously authorized in April 2004. During fiscal 2009, the Company purchased 573,394 shares of common stock on the open market at an aggregate cost of $9,284,297. The Company also repurchased 39,970 shares of common stock at an aggregate value of $669,623, from employees and directors to satisfy tax withholding requirements associated with vested restricted stock. During fiscal 2008, the Company purchased 493,969 shares of common stock on the open market at an aggregate cost of $7,148,245. In addition, the Company repurchased 22,432 shares of common stock at an aggregate cost of $315,148, from employees and directors to satisfy tax withholding requirements associated with vested restricted stock. No common stock was repurchased during the three months ended March 31, 2007 or the year ended December 31, 2006.

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

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table contains information on the stock options under the Company’s 2001 Plan for the fiscal year ended March 31, 2009. The outstanding options expire from October 2008 to July 2011.

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual	Aggregate Intrinsic
Options	Shares	Exercise Price	Term	Value

Options outstanding at March 31, 2008	549,134	$12.27
Granted	—
Exercised	(131,434)	10.66
Cancelled	—

Options outstanding at March 31, 2009	417,700	$12.78	2.04 years	$1,752,550

Exercisable at March 31, 2009	417,700	$12.78	2.04 years	$1,752,550

No options were granted in the years ended March 31, 2009 and 2008, three months ended March 31, 2007 or calendar 2006.

The total intrinsic value of options exercised during the years ended March 31, 2009 and 2008, three months ended March 31, 2007 and 2006 and the fiscal year ended December 31, 2006 was $925,000, $569,000, $210,000, $1.6 million, and $3.0 million, respectively. The total fair value of shares vested during the fiscal year ended December 31, 2006 was $1.5 million. No shares vested during the fiscal years ended March 31, 2009 and 2008, or three months ended March 31, 2007.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash received from the exercise of options during the fiscal year ended March 31, 2009 was approximately $1,401,000. The related tax benefit realized was approximately $379,000. A summary of the Company’s restricted stock awards is presented below:

		Weighted-Average Grant-
	Shares	Date Fair Value

Nonvested at March 31, 2008	201,079	$17.45
Granted	183,743	14.52
Vested	(139,553)	18.08
Forfeited	(55,508)	15.24

Nonvested at March 31, 2009	189,761	$14.79

The weighted average fair value of restricted stock awards granted for the year ended March 31, 2008, three months ended March 31, 2007 and 2006, and the year ended December 31, 2006 was $15.77, $16.51, $21.66, and $21.51, respectively.

As of March 31, 2009, the Company had approximately $1.9 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted-average period of approximately 20 months.

The fair value of the Company’s restricted stock awards was determined using the closing price of the Company’s shares on the respective grant dates.

Other Stock Option Information

The following table summarizes information about the Company’s outstanding stock options at March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted
		Remaining	Average		Weighted
Range of	Number	Contractual Life	Exercise	Number	Average
Exercise Prices	Outstanding	in Years	Price	Exercisable	Exercise Price

$ 7.00 - $ 9.00	124,700	1.38	$8.28	124,700	$8.28
$10.00 - $12.00	136,000	2.06	$10.96	136,000	$10.96
$17.00 - $19.00	157,000	1.29	$17.92	157,000	$17.92

Compensation Expense

We account for stock based compensation under the provisions of SFAS No. 123R (Revised 2004), “Share-Based Payment,” which requires the Company to measure the cost of services received in exchange for equity instruments as compensation expense based on the grant-date fair value of the award, with that cost recognized to expense over the requisite service or vesting period. Compensation expense for stock option awards is determined using the Black-Scholes option pricing model and for restricted stock grants it is based on the value of the shares issued.

The Company recognizes compensation expense related to options under the provisions of SFAS No. 123R. The Company did not incur any additional expense in fiscal 2009 related to stock options. For the year ended March 31, 2008, the Company recognized compensation expense of $16,000, approximately $10,000 after tax. For the three months ended March 31, 2007 and 2006, the Company recognized compensation expense of $17,700, approximately $11,000 after tax, and, $55,000, approximately $34,000 after tax, respectively. For the year ended

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006, the Company recognized compensation expense of $150,800, approximately $93,000 after tax. The amounts were calculated in prior periods using the Black-Scholes option pricing model.

For the fiscal years ended March 31, 2009 and 2008, the Company recognized $899,600 and $664,296, respectively, in employee compensation expense related to its restricted stock program. During the three months ended March 31, 2007 and 2006, the Company recorded compensation expense of $102,766 and $37,477, respectively, related to its restricted stock program. The Company recorded $841,650 in employee compensation expense for shares of restricted stock granted to employees in early 2006.

9.	Commitments and Contingencies

Leases

The Company leases its office facilities under a long-term leasing arrangement. The following is a schedule of future minimum lease payments at March 31, 2009 under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year:

Year Ending
March 31,	Leases

2010	$447,080
2011	432,868
2012	445,854
2013	459,229
2014	115,649

Total Minimum Lease Payments	$1,900,680

Rental expense charged to operations for the years ended March 31, 2009 and 2008, three months ended March 31, 2007 and 2006, and the year ended December 31, 2006 was $797,586 $329,858, $80,765, $43,833, and $136,189, respectively.

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

Litigation

The Company is involved in various product liability claims and other legal proceedings. The Company’s legal expense continues to have a significant impact on the results of operations.

Product Liability Matters

General.  Since 2003, many lawsuits have been filed against us alleging that our Zicam Cold Remedy nasal gel product has caused the permanent loss or diminishment of the sense of smell or smell and taste. We believe such claims are scientifically unfounded and misleading. The Company’s position is supported by the cumulative science and has been confirmed by a multi-disciplinary panel of scientists and the decisions of 10 separate federal judges and one state court judge evaluating scientific evidence in 11 different cases.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of May 30, 2009, there were 14 active and pending product liability lawsuits against the Company involving 29 plaintiffs — the lowest totals for both categories since early 2004. Since December 31, 2005, when there 50 pending product liability lawsuits against the Company involving 427 plaintiffs, the Company has seen a significant reduction in the number of pending lawsuits, plaintiffs, new lawsuits, and potential claimants.

Litigation Expense.  Despite the lack of merit to the lawsuits, the Company has incurred significant legal expense for its defense, although the amount of legal expenses has been decreasing. In addition, the Company has assumed responsibility for the defense of various defendants in the lawsuits, including manufacturers and retailers. For the fiscal year ended March 31, 2009, litigation expense for product liability defense decreased to $2.2 million, compared to approximately $2.5 million (net of $560,000 for insurance reimbursements) for fiscal 2008. For the fiscal year ended March 31, 2007, litigation expense was $4.2 million (net of $1.6 million for insurance reimbursements). For the year ended December 31, 2006, litigation expense was approximately $6.0 million. For fiscal 2010, we estimate our legal expenses for product liability defense will be approximately $1.5 million. We do not expect any significant reimbursements from our insurance carriers for legal expenses incurred in fiscal 2010 or any future periods.

Settlement with Certain Potential Claimants.  As part of the overall attempt to wind-down the product liability litigation, during the last several months, the Company has entered into settlement agreements with approximately 65 potential claimants who had previously threatened to file lawsuits against the Company. The settlement amounts were approximately $4,500 per eligible claimant. In addition, the Company expects to enter into settlement agreements on the same terms in the first quarter of fiscal 2010 with another approximately 105 potential claimants. The settlement amounts are being paid from our litigation reserve. The settlement documents for all potential claimants acknowledge that Matrixx has denied and continues to deny any liability to them. Those who are eligible and elect to participate in the settlement program dismiss their claims with prejudice and provide written releases of their claims against the Company in return for their participation.

Potential Claimants.  In addition to the settlements with potential claimants described above, the Company has approximately 290 potential claimants that, in 2005 and 2006, advised the Company that they were considering filing lawsuits against us. The Company is in the process of determining the identity of these potential claimants, the nature or basis of their purported claims, and when or if these potential claimants will ultimately file one or more lawsuits against the Company.

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

Product Liability Litigation Reserves

As of December 31, 2005, the Company established a reserve of $1.3 million for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions, some of which are described below, and was the amount, excluding defense costs, the Company believed it could reasonably estimate would be spent to resolve the remaining cases that had been filed or to resolve matters with the potential claimants. Some of the significant factors that were considered in the establishment of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy; settlements; and the number of cases that remained pending against the Company. There are events, such as the dismissal of any of the cases, the filing of new lawsuits, threatened claims, the outcome of a trial, or rulings on pending evidentiary motions, that may have an impact on the Company’s conclusions as to the adequacy of the reserve for the pending product liability lawsuits. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could, in the future incur judgments or enter into settlements of claims that could have a material adverse effect

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on our results of operations in any particular period. The Company regularly reviews this reserve and may make adjustments based on the number of pending, settled, and threatened cases, as well as continuing legal defense strategy. The reserve was approximately $785,000 as of March 31, 2009. The Company will continue to review the adequacy of the associated reserve on a quarterly basis.

Product Recall

In June 2008, the Company recalled certain lots of its Zicam ChewCapstm, RapidMelts® and RapidMelts +C products. The recall was issued initially in response to a recall by the Company’s manufacturer, Capricorn Pharma, Inc. (“Capricorn”). Capricorn issued its recall in response to observations made by the FDA during a routine inspection of its facilities, which gave rise to concerns that certain lots of the products may have contained small metal fragments. The Company recall mirrored that of Capricorn and applied only to certain lots of the products; however, many of the Company’s customers returned additional products. There have been no reports of injury or illness involving the affected products. The “Class II” recall action was a precautionary matter made in consultation with the FDA based on an assessment that the affected products would not cause serious adverse health consequences.

For the year ended March 31, 2009, the Company has incurred and reserved for recall-related expenses of approximately $2.0 million. The reserve was based on estimates associated with the expected levels of affected product at retail, costs to replace the product, and other recall-related costs. The charge was recorded in selling, general and administrative expense and reduced operating income by an equal amount. The Company believes that Capricorn is responsible for the Company’s recall-related costs. Accordingly, on September 2, 2008, the Company filed suit against Capricorn in the United States District Court for the District of Arizona, Case No. 2:08-CV-01615-SRB (the “Arizona Action”), to recover damages arising from the recall. On January 12, 2009, Capricorn filed a motion to dismiss the Company’s complaint for lack of personal jurisdiction and improper venue, which the Court denied on April 23, 2009. On May 14, 2009, Capricorn filed an answer in the Arizona Action denying liability, as well as a counterclaim alleging that the Company and its third-party packagers were responsible for the contaminants in Capricorn’s products, and seeking to recover damages for the Company’s alleged failure.

In response to the Company’s filing the Arizona Action, on November 21, 2008, Capricorn filed suit against the Company in the United States District Court for the District of Delaware, Case No. 1:08-CV-00873-JJF (the “Delaware Action”), alleging that the Company infringed Capricorn’s patent and trademark rights and breached its confidentiality obligations. Capricorn seeks to recover damages and injunctive relief.

The Company believes Capricorn’s allegations in the Arizona Action and the Delaware Action are without merit, and intends to challenge them vigorously as part of its attempt to recover recall-related costs from Capricorn. Though the Company believes that Capricorn is responsible for the Company’s recall-related costs, it cannot predict whether it will be able to recover such costs from Capricorn due to the nature and inherent uncertainties of litigation.

Intellectual Property Protection

On December 10, 2008, GMP Technologies, LLC (“GMP”) filed suit against the Company in the United Sates District Court for the Northern District of Illinois (Case No. 08CV7077) in response to a major retailer removing from its store shelves a private label swab product produced for the retailer by GMP. The complaint, as amended effective May 11, 2009, alleges that the retailer discontinued sales of the private label swab product after having been made aware of the Company’s patents relating to Zicam Cold Remedy Gel Swabs (“Swab Patents”), and that the Company acted in bad faith in informing the retailer of the Swab Patents. GMP seeks to have the court determine that GMP’s product does not infringe the Swab Patents and to have the Company’s Swab Patents declared invalid. In addition, GMP seeks damages for its losses related to the retailer’s cancellation of the private label product following the Company’s providing notice to the retailer of the Swab Patents. The Company believes GMP’s allegations are without merit and intends to defend itself vigorously. The Company also has asserted a counterclaim alleging that GMP is infringing the Swab Patents.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 9, 2008, Capricorn filed a petition, No. 92050327, in the United States Patent and Trademark Office to cancel Zicam’s federal trademark registration, No. 2,920,000, for the mark RAPIDMELTS®. Capricorn bases its petition on the allegation that Capricorn has prior common law rights in the terms RAPIDMELT, RAPID-MELT, and RAPID MELT as used in connection with the development, manufacturing, and supply of disintegrating tablets.

Securities Litigation Matters

Two class action lawsuits were filed in April and May 2004 against the Company, our previous President and Chief Executive Officer, Carl J. Johnson, and William J. Hemelt our Acting President, Chief Operating Officer, and Chief Financial Officer, alleging violations of federal securities laws. On January 18, 2005, the cases were consolidated and the court appointed James V. Sircusano as lead plaintiff. The amended complaint also includes our Vice President of Research and Development, Timothy L. Clarot, as a defendant and was filed March 4, 2005. The consolidated case is Sircusano, et al. vs. Matrixx Initiatives, Inc., et al., in the United States District Court, District of Arizona, Case No. CV04-0886 PHX DKD. Among other things, the lawsuit alleges that between October 2003 and February 2004, we made materially false and misleading statements regarding our Zicam Cold Remedy product, including failing to adequately disclose to the public the details of allegations that our products caused damage to the sense of smell and of certain of the product liability lawsuits described above. We filed a motion to dismiss this lawsuit and, on March 8, 2006, the Company received an Order dated December 15, 2005 granting the motion to dismiss the case, without prejudice. On April 3, 2006, the plaintiff appealed the Order to the United States District Court of Appeals, Ninth Circuit, Case No. 2:04-CV-886, and currently an oral argument is scheduled for June 9, 2009 by the Ninth Circuit Court. In accordance with and subject to the provisions of the Company’s Certificate of Incorporation, Messrs. Johnson, Hemelt, and Clarot will be indemnified by the Company for their expenses incurred in defending these lawsuits and for any other losses which they may suffer as a result of these lawsuits. The Company has submitted this matter to its insurance carriers and may incur charges up to the deductible amount of $1 million. If any liability were to result from this lawsuit that is not covered by insurance, we believe our financial results could be materially impacted.

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

Effective January 1, 2004, the Company adopted a Qualified 401(k) Retirement Account Plan, meeting the Safe Harbor Provisions of the IRS. The Company makes matching contributions relative to each employee’s Salary Reduction Contributions for the year of up to 4% of the employee’s compensation for the Plan year. For the fiscal years ended March 31, 2009 and 2008, three months ended March 31, 2007 and 2006 and the year ended December 31, 2006, the Company made matching contributions of $151,826, $107,241, $33,128, $24,309, and $85,813, respectively. Each employee is fully vested at all times in his or her contribution and the Company’s matching contributions.

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

Sales to major customers, which comprised 10% or more of net sales, for the years ended March 31, 2009 and 2008, three months ended March 31, 2007 and 2006, and the year ended December 31, 2006 were as follows:

	Year Ended	Year Ended	3 Months Ended	3 Months Ended	Year Ended
	March 31, 2009	March 31, 2008	March 31, 2007	March 31, 2006	December 31, 2006
				(Unaudited)

Wal-Mart	21.6%	23.5%	12.1%	29.9%	26.3%
Walgreens	16.8%	13.3%	*	*	12.6%
CVS	11.8%	11.8%	11.9%	*	12.3%

*	Less than 10%

12.	Fair Value of Financial Instruments

Disclosures about Fair Value of Financial Instruments for the Company’s financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company’s financial instruments as of March 31, 2009 and 2008:

	March 31, 2009		March 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Fiancial Assets
Cash and cash equivalents	$25,144,088	$25,144,088	$27,932,672	$27,932,672
Certificates of deposit	$14,870,717	$14,870,717	$—	$—
Restricted cash	$—	$—	$500,000	$500,000
Financial Liabilities
Long-term debt	—	—	—	—

The carrying amounts for cash and cash equivalents, certificates of deposit, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years ended March 31, 2009 and 2008 are summarized below:

	Fiscal Year 2009 Quarters Ended:
	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009

Net sales	$8,508,044	$33,631,906	$38,702,412	$30,787,826
Gross profit	5,313,761	23,252,991	27,497,755	22,690,014
Net income (loss) from operations	(3,758,660)	13,272,899	7,831,223	4,968,989
Net income (loss) per basic share	(0.24)	0.89	0.52	0.34
Net income (loss) per diluted share	(0.24)	0.86	0.50	0.33
Net income (loss)	(2,265,857)	8,241,882	4,751,445	3,136,749

	Fiscal Year 2008 Quarters Ended:
	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008

Net sales	$8,573,428	$28,575,748	$30,801,567	$33,021,641
Gross profit	5,738,074	18,999,407	19,741,404	22,001,400
Net income (loss) from operations	(1,971,194)	10,172,715	(1,176,811)	8,786,894
Net income (loss) per basic share	(0.11)	0.65	(0.07)	0.60
Net income (loss) per diluted share	(0.11)	0.63	(0.07)	0.59
Net income (loss)	(1,062,906)	6,409,228	(635,161)	5,715,568

(a)2. Financial Statement Schedules

Financial statement schedules have been omitted because either they are not required or are not applicable, or because the information has been included in the consolidated financial statements or notes thereto contained in this Annual Report on Form 10-K.

(a)3. Exhibits

Exhibit No.		Title

3.1		Certificate of Incorporation and Amendments thereto of the Registrant(1)
3.2		Bylaws of the Registrant(11)
4.1		Rights Agreement dated as of July 22, 2002 by and between the Registrant and Corporate Stock Transfer, Inc.(2)
10.1		Confidentiality and Non-Competition Agreement among the Registrant, Gel Tech, L.L.C. (now Zicam, LLC), Zensano, Inc., Zengen, Inc. and certain other individuals(4)
10.2		*2001 Stock Incentive Plan(5)
10	.2.1	*Form of Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Grant of Incentive Stock Option(7)
10	.2.2	*Form of Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Restricted Stock Program Agreement(14)
10	.2.3	Form of Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Restricted Stock Program Agreement (Directors)(13)
10	.2.4	Amended and Restated 2001 Long-Term Incentive Plan Restricted Stock Program Agreement between the Registrant and Samuel C. Cowley(16)
10.3		*Summary of Matrixx Initiatives, Inc. Director Restricted Stock Purchase Program(3)
10.4		Manufacturing Agreement with BioZone Laboratories(6)
10.5		Amended and Restated Credit Agreement dated September 27, 2005 among the Registrant, Zicam, LLC and Comerica Bank(9)
10	.6.1	Amendment Number One to Amended and Restated Credit Agreement and Waiver dated March 9, 2006 among the Registrant, Zicam LLC and Comerica Bank(15)
10	.6.2	Amendment Number Two to Amended and Restated Credit Agreement dated June 27, 2007 among the Registrant, Zicam LLC and Comerica Bank(15)
10	.6.3	Replacement Secured Promissory Note dated June 27, 2007 among the Registrant, Zicam, LLC and Comerica Bank(15)
10	.6.4	Amended and Restated Security Agreement dated September 27, 2005 among the Registrant, Zicam, LLC and Comerica Bank(9)
10	.6.5	Security Agreement and Collateral Assignment of Limited Liability Company Interests dated September 27, 2005 between Registrant and Comerica Bank(9)
10	.6.6	Amended and Restated Intellectual Property Security Agreement dated September 27, 2005 between Registrant and Comerica Bank(9)
10	.6.7	Amended and Restated Intellectual Property Security Agreement dated September 27, 2005 between Zicam, LLC and Comerica Bank(9)
10	.6.8	Security Agreement dated June 27, 2007 between Matrixx Oral Care, LLC and Comerica Bank(15)
10.7		Form of Amended and Restated Change of Control Agreement between Registrant and Registrant’s Executive Officers(16)
10.8		Asset Purchase Agreement dated as of October 31, 2005 by and among Viridian Packaging Solutions, LLC, Beutlich, L.P., Frederic J. Beutlich and Zicam Swab Products, LLC(10)
10.9		Settlement Agreement dated January 19, 2006 among the Registrant and the various plaintiffs in the consolidated products liability litigation(12)
10.10		Separation Agreement dated December 8, 2008 among Registrant and Carl J. Johnson(17)
10.11		Settlement Agreement and Mutual Release dated December 8, 2008 between the Registrant and Carl J. Johnson(17)

Exhibit No.	Title

10.12	*Insurance Agreement dated October 18, 2006 between the Registrant and William J. Hemelt(13)
10.13	Summary of Chairman’s Fee Arrangement, approved October 21, 2008(16)
21	**Subsidiaries of the Registrant
23.1	**Consent of Mayer Hoffman McCann P.C., independent registered public accounting firm
31.1	**Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	***Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350

*	Indicates management compensatory contract, plan or arrangement.

**	Filed with this Form 10-K.

***	Furnished with this Form 10-K.

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

(2)	Incorporated by reference to the Registrant’s registration statement on Form 8-A, filed July 23, 2002, file number 000-31404.

(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006, file number 001-31404.

(4)	Incorporated by reference to the Registrant’s Report on Form 8-K filed December 14, 2001, file number 000-27646.

(5)	Incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, filed April 8, 2005, file number 001-31404.

(6)	Incorporated by reference to the Registrant’s Report on Form 8-K filed October 28, 2004, file number 001-31404.

(7)	Incorporated by reference to the Registrant’s Report on Form 8-K filed February 11, 2005 file number 001-31404.

(9)	Incorporated by reference to the Registrant’s Report on Form 8-K filed November 7, 2005, file number 001-31404.

(10)	Incorporated by reference to the Registrant’s Report on Form 8-K filed November 3, 2005, file number 001-31404.

(11)	Incorporated by reference to the Registrant’s Report on Form 8-K filed July 25, 2006, file number 001-31404.

(12)	Incorporated by reference to the Registrant’s Report on Form 8-K filed January 19, 2006, file number 001-31404.

(13)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the period ended September 30, 2006, file number 001-31404.

(14)	Incorporated by reference to the Registrant’s Report on Form 8-K filed May 13, 2008, file number 001-31404.

(15)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the period ended June 30, 2007, file number 001-31404.

(16)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the period ended September 30, 2008, file number 001-31404.

(17)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the period ended December 31, 2008, file number 001-31404.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on June 5, 2009.

MATRIXX INITIATIVES, INC.

By:	/s/ William Hemelt
William Hemelt
Acting President, Chief Operating Officer, and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated:

Signature	Title	Date

/s/ William C. Egan William C. Egan	Chairman of the Board of Directors	June 5, 2009

/s/ L. White Matthews, III L. White Matthews, III	Director	June 5, 2009

/s/ Michael A. Zeher Michael A. Zeher	Director	June 5, 2009

/s/ Samuel C. Cowley Samuel C. Cowley	Director, Executive Vice President Business Development, General Counsel & Secretary	June 5, 2009

/s/ John M. Clayton John M. Clayton	Director	June 5, 2009

/s/ Lori Bush Lori Bush	Director	June 5, 2009

/s/ William J. Hemelt William J. Hemelt	Acting President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	June 5, 2009