Form 10-Q
period 2009-06-30
MATRIXX INITIATIVES INC
filed 2009-08-10
CIK 1006195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2009
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
(602) 385-8888
(Issuer’s telephone number)
     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
There were 9,455,620 shares of the registrant’s common stock, $.001 par value, outstanding as of August 1, 2009.

MATRIXX INITIATIVES, INC.
FORM 10-Q
Unless otherwise indicated in this quarterly report, “Matrixx,” “us,” “we,” “our”, “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2009	2009

ASSETS

Current Assets:
Cash and cash equivalents	$22,416,026	$25,144,088
Certificates of deposit	14,985,694	14,870,717
Accounts receivable:
Trade, net of allowance for doubtful accounts of $215,578 and $226,180	6,257,641	14,769,485
Other receivable	58,238	—
Insurance receivable	75,000	25,514
Inventories	6,557,550	7,740,343
Prepaid expenses	1,662,822	2,035,628
Interest receivable	13,479	13,867
Income tax receivable	1,581,581	1,316,102
Current deferred tax asset	10,492,848	1,636,707

Total Current Assets	64,100,879	67,552,451

Property and Equipment, at cost:
Office furniture and computer equipment	1,755,671	1,738,727
Machine tooling and manufacturing equipment	4,531,181	4,581,866
Laboratory furniture and equipment	484,215	484,215
Leasehold improvements	549,879	544,211

	7,320,946	7,349,019
Less accumulated depreciation	(3,475,097)	(3,219,081)

Net Property and Equipment	3,845,849	4,129,938

Other Assets:
Deposits	681,979	2,913,855
Other assets	30,789	30,789
Debt issuance costs, net of accumulated amortization of $14,395 and $12,596	—	1,799
Patents, net of accumulated amortization of $761,778 and $725,956	850,961	1,691,505
Non-current deferred tax asset	2,935,621	—
Goodwill	—	15,039,836

Total Other Assets	4,499,350	19,677,784

Total Assets	$72,446,078	$91,360,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,851,427	$3,010,728
Accrued expenses	14,241,792	9,665,310
Sales commissions	142,322	404,899
Sales returns and allowances	2,010,314	1,611,052
Legal liability	765,000	785,000

Total Current Liabilities	21,010,855	15,476,989

Deferred tax liability	—	2,806,001

Total Liabilities	21,010,855	18,282,990

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,455,620 and 9,273,949 shares issued	9,455	9,274
Additional paid-in capital	38,267,427	37,077,316
Retained earnings	13,158,341	35,990,593

Total Stockholders’ Equity	51,435,223	73,077,183

Total Liabilities and Stockholders’ Equity	$72,446,078	$91,360,173

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008

Net sales	$6,916,237	$8,508,044
Cost of sales	2,793,062	3,194,283

Gross Profit	4,123,175	5,313,761

Selling, general and administrative expenses	16,488,637	8,462,126
Research and development	934,393	610,295
Asset impairments	23,867,158	—

Loss From Operations	(37,167,013)	(3,758,660)

Interest and other income	47,280	107,234

Loss Before Benefit From Income Taxes	(37,119,733)	(3,651,426)

Benefit from income taxes	(14,287,481)	(1,385,569)

Net Loss	$(22,832,252)	$(2,265,857)

Net Loss Per Share of Common Stock:
Basic and Diluted:
Weighted Average Number of Common Shares Outstanding	9,169,829	9,366,544
Net Loss Per Share of Common Stock	$(2.49)	$(.24)
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008

Cash Flows From Operating Activities
Net loss	$(22,832,252)	$(2,265,857)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	256,016	217,295
Amortization	37,621	37,622
Deferred income taxes	(14,597,763)	77,432
Common stock issued for compensation	1,015,979	796,785
Asset impairments and abandonments	24,287,130	—
Changes in assets and liabilities:
Accounts receivable	8,511,844	3,941,863
Insurance receivable	(49,486)	—
Interest and other receivables	(57,850)	10,762
Income taxes	(265,479)	(3,802,254)
Inventories	(2,744,968)	(1,335,410)
Prepaid expenses and other	372,806	(735,002)
Accounts payable	840,699	1,749,709
Accrued expenses	4,313,905	(806,777)
Legal liability	(20,000)	(5,000)
Sales returns and allowances	399,262	285,298

Net Cash Used By Operating Activities	(532,536)	(1,833,534)

Cash Flows From Investing Activities
Purchases of certificates of deposit	(3,736,525)	—
Maturities of certificates of deposit	3,621,548	—
Capital expenditures	(22,612)	(125,788)
Restricted cash	—	500,000
Deposits and other	(2,232,250)	12,692

Net Cash Provided (Used) By Investing Activities	(2,369,839)	386,904

Cash Flows From Financing Activities:
Issuance of common stock	1,362,219	221,656
Purchase of treasury stock	(1,187,906)	(2,479,096)

Net Cash Provided (Used) By Financing Activities	174,313	(2,257,440)

Net Decrease in Cash and Cash Equivalents	(2,728,062)	(3,704,070)

Cash and Cash Equivalents at Beginning of Period	25,144,088	27,932,672

Cash and Cash Equivalents at End of Period	$22,416,026	$24,228,602

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$8,000	$2.268,000
Supplemental Disclosure of Noncash Financing Activities:
Retirement of treasury stock	$1,187,906	$7,544,548
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     1. Financial Statements
     The accompanying condensed consolidated balance sheet as of March 31, 2009, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements of Matrixx Initiatives, Inc. as of and for the three months ended June 30, 2009 have been prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, do not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments that are necessary so as to make the interim information not misleading, have been made. All references made in this Report to “Note” or “Notes” refer to these Notes to the Condensed Consolidated Financial Statements. Results of operations for the three months ended June 30, 2009 are not necessarily indicative of results of operations that may be expected for the fiscal year ending March 31, 2010. The products we market are seasonal in nature. We record sales when products are shipped from our warehouse facilities. Generally, the Company realizes fluctuations in sales volume as retailers stock our products and order displays to prepare for the cough and cold season, which usually runs from October through March. Consumer purchases of our products at retail are highest during the cough and cold season. It is recommended that this financial information be read in conjunction with the complete financial statements included in Matrixx’s Annual Report on Form 10-K for the period ended March 31, 2009 previously filed with the Securities and Exchange Commission.
     Subsequent Events
     During the quarter ended June 30, 2009, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). SFAS establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. Events or transactions that occurred after June 30, 2009 up through August 10, 2009, the date the Company’s financial statements were filed with the SEC, were reviewed for subsequent event accounting and disclosure. During this period we do not believe we had any material subsequent events.
     2. Stock-Based Compensation
     In accordance with SFAS No. 123R (Revised 2004), “Share-Based Payment,” the Company measures the cost of services received in exchange for equity instruments based on the grant-date fair value of the award and recognizes that cost in expense over the requisite service period. The Company uses the Black-Scholes option-pricing model in valuing such equity instruments.
     The Company did not recognize any compensation expense for previously granted option awards during the quarter ended June 30, 2009 or 2008. There were 144,700 options exercised in the three months ended June 30, 2009. No options were granted during the three months ended June 30, 2009 or 2008.
     The Company has granted restricted stock to directors, officers, and management employees as part of its overall compensation plan. Compensation expense is based on the closing stock price on the grant date, and is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense recognized in the quarter ended June 30, 2009, for restricted stock awards previously granted, was approximately $347,000, or $213,000 after tax, compared to approximately $527,000, or $324,000 after tax for the quarter ended June 30, 2008. A one-time expense associated with a stock-based signing bonus accounted for approximately $270,000, or $170,000 after tax, of the expense recorded for the quarter ended June 30, 2008.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     3. Basic and Diluted Loss Per Share
     The Company follows the provisions of SFAS No. 128, “Earnings Per Share,” which specifies the method of computation, presentation and disclosure of earnings (loss) per share. SFAS No. 128 requires the presentation of basic and diluted earnings per share amounts. Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of dilutive securities. The Company’s stock options and restricted stock are considered dilutive securities and are included in the computation of diluted earnings (loss) per share using the “treasury stock” method.
     The table below summarizes the elements included in the calculation of basic and diluted net loss per common share for the three months ended June 30, 2009 and 2008. Options and other incremental shares to purchase 285,225 and 525,100 shares of common stock for the three months ended June 30, 2009 and 2008, respectively, were not included in the computation of diluted loss per share because their effect would be anti-dilutive due to the loss reported in the quarters.

	Three Months Ended
	June 30,
	2009	2008
Net loss applicable to common shareholders	$(22,832,252)	$(2,265,857)

Weighted average common shares outstanding — Basic	9,169,829	9,366,544

Dilutive Securities:
Options	—	—
Restricted Stock	—	—

Weighted average common shares outstanding — Diluted	9,169,829	9,366,544

Net loss per common share:
Basic	$(2.49)	$(0.24)
Diluted	$(2.49)	$(0.24)
     4. Inventories
     Inventories are stated at the lower of cost or market. The Company uses first-in, first-out to value inventory. Inventories consisted of the following at June 30, 2009 and March 31, 2009:

	June 30,	March 31,
	2009	2009
Raw materials and packaging	$2,414,667	$2,618,261
Finished goods	4,142,883	5,122,082

Total	$6,557,550	$7,740,343

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Recently Issued Accounting Standards
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations,” a replacement of SFAS No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Accordingly, we will apply the provisions of SFAS 141R prospectively to any business combinations consummated in fiscal 2010 or thereafter. Additionally, SFAS 141R changes previous practice, in part, as follows: (1) contingent consideration arrangements will be fairly valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). In determining the useful life of intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible assets’ useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or our fiscal 2010. We are currently evaluating the impact, if any, of FSP FAS 142-3.
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
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 was effective for interim and annual periods ending after June 15, 2009. During the quarter ended June 30, 2009, the Company implemented SFAS 165. Events or transactions that occurred after June 30, 2009 up through August 10, 2009, the date the Company’s financial statements were filed with the SEC, were reviewed for subsequent event accounting and disclosure. During this period we do not believe we had any material subsequent events.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. We do not believe that the adoption of SFAS 167 will have an impact on our consolidated financial statements.
     In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) — a replacement of SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 establishes the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date for financial statements issued for interim and annual periods ending after September 15, 2009, the codification will supersede all then-existing non-SEC accounting and reporting standards. We beleive the adoption of SFAS No. 168 will not have a material impact on the Company’s consolidated financial statements.
     6. Product Recalls
     Cold Remedy Nasal Gel and Zicam Cold Remedy Gel Swabs Recall
     The Company was surprised to receive a warning letter from the Food and Drug Administration (the “FDA”) on June 16, 2009. Because of allegations of loss of smell, the FDA asserted that the Company is in violation of FDA regulations by failing to file a new drug application for its Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs and that those products are misbranded under FDA regulations for failing to adequately warn of the risk of smell loss, also known as anosmia. Although the Company disagrees with the FDA’s allegations, the Company announced it would cooperate with the FDA and recalled the Cold Remedy Nasal Gel and Cold Remedy Swabs from the market. These products accounted for approximately 40% of the Company’s net sales in fiscal 2009.
     For the quarter ended June 30, 2009, the Company recorded a $9.0 million reserve for estimated costs to recall the Cold Remedy Nasal Gel and Cold Remedy Swabs. The $9.0 million reserve was based on estimates associated with the expected levels of affected product at retail, costs to return the products, estimates of consumer returns, and other recall-related costs. The reserve charge was recorded in selling, general and administrative expense in the accompanying statement of operations.
     ChewCaps™, RapidMelts® and RapidMelts + C Recall
     In June 2008, the Company recalled certain lots of its Zicam ChewCaps™, RapidMelts® and RapidMelts +C products. The recall was issued initially in response to a recall by the Company’s manufacturer, Capricorn Pharma, Inc. (“Capricorn”). Capricorn issued its recall in response to observations made by the FDA during a routine inspection of its facilities, which gave rise to concerns that certain lots of the products may have contained small metal fragments. The Company recall mirrored that of Capricorn and applied only to certain lots of the products; however, many of the Company’s customers returned additional products. There have been no reports of injury or illness involving the affected products. The “Class II” recall action was a precautionary matter made in consultation with the FDA based on an assessment that the affected products would not cause serious adverse health consequences.
     For the quarter ended June 30, 2008, the Company recorded a $1.0 million reserve for estimated recall-related costs and charges. The reserve charge was recorded in selling, general and administrative expense and reduced operating income by an equal amount. The $1.0 million reserve was based on estimates associated with the expected levels of affected product at retail, costs to replace the product, and other recall-related costs. For the year ended March 31, 2009, the Company incurred and reserved $2.0 million for this recall. The Company believes that Capricorn is responsible for the Company’s recall-related costs.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accordingly, on September 2, 2008, the Company filed suit against Capricorn in the United States District Court for the District of Arizona to recover damages arising from the recall. See Note 7 — “Legal Proceedings” below for a discussion of litigation and other proceedings involving Capricorn.
     Multi-Symptom Cold & Flu Nighttime Recall
     In March 2009, the Company recalled one lot of its Zicam Multi-Symptom Cold & Flu Nighttime product. This recall was initiated by the manufacturer of this product because some of the product in the affected lot may contain an incorrect label. There have been no reports of injury or illness involving the affected product. The Company did not record any reserves for this product recall because the manufacturer has agreed to pay the recall costs.
7. Legal Proceedings
          The Company is involved in various product liability claims and other legal proceedings. The Company’s legal expense for these lawsuits continues to have a significant impact on the results of operations as the Company defends itself against the various claims.
          Among the principal matters pending to which the Company is a party are the following:
Product Liability Matters
          General. Since 2003, many lawsuits have been filed against us alleging that our Zicam Cold Remedy nasal gel products have caused the permanent loss or diminishment of the sense of smell or smell and taste. Prior to the Company’s receipt of the FDA’s June 16, 2009 warning letter (see Note 6 — “Product Recalls”), the number of lawsuits filed against the Company was steadily declining; in fact, the numbers of pending lawsuits, plaintiffs, new lawsuits and potential claimants were at their lowest levels since early 2004. The Company attributes this reduction to the following factors:
•	Rulings by ten different federal courts that the testimony of the plaintiffs’ experts lacks reliability and a sufficient scientific basis for admission into evidence (See “Favorable Court Rulings Excluding Unreliable Expert Testimony” below);

•	The Company’s settlement of the Arizona consolidated litigation in 2006 (see “Settlement of Arizona Consolidated Litigation” below);

•	A unanimous jury trial verdict in the Company’s favor in a 2008 California court proceeding in the only product liability lawsuit against the Company that has gone to trial;

•	The Company’s reluctance to settle individual claims unless the settlement involves no or immaterial payments from the Company; and

•	The Company’s refusal to consider settlement offers for individual claims involving any of the Company’s current products — instead only entertaining settlement discussions as to claims relating to the single hole pump product that received false, adverse publicity and which was last sold by the Company in 2005, with the shelf life expiring in 2008 (since 2005, our Zicam Cold Remedy nasal gel has been delivered only through a multi-hole “showerhead” bottle or through nasal gel swabs).
Since the Company’s receipt of the FDA warning letter, numerous product liability lawsuits have been filed against the Company, many of which cite the FDA warning letter as support for their claims. The lawsuits principally fall into two categories of product liability claims: (i) those seeking compensation for the loss or diminishment of the plaintiff’s sense of smell or smell and taste, alleged to have been caused by the use of Zicam Cold Remedy nasal gel products (i.e., personal injury claims) and (ii) those seeking compensation for the purchase price of the Zicam Cold Remedy nasal gel products or various forms of equitable relief

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
such as disgorgement of profits, restitution and injunctive relief based on allegations that the Company misrepresented the safety and/or efficacy of such products to consumers (i.e., consumer fraud claims). All of the consumer fraud lawsuits have been filed as class actions but none of the classes has been certified to date (uncertified class actions are referred to as “putative” class actions). The Company intends to vigorously defend itself against each of these lawsuits.
     Our Position and Our Response. We believe the claims made in these lawsuits are scientifically unfounded and misleading and we disagree strongly with the FDA’s allegations that Zicam Cold Remedy nasal gel products are unsafe and that they were unlawfully marketed. The Company’s position is supported by the cumulative science, a multi-disciplinary panel of scientists, and the decisions of 10 separate federal judges in 10 different federal cases. In the near future, the Company will formally respond to the FDA’s warning letter and present comprehensive scientific and medical data and analyses demonstrating that these products are not unsafe. The Company has received an extension from the FDA to respond to the warning letter.
     Product Safety. There is no known causal link between the use of Zicam Cold Remedy nasal gel and impairment of smell or smell and taste. To date, no plaintiff has ever won a product liability case against the Company on those grounds. The Company believes that upper respiratory infections and nasal and sinus disease are the most likely causes of the smell dysfunctions reported by some consumers. One of the most common causes of smell disorders is the cold itself, the very condition our product is used to treat. Other causes are sinusitis and rhinitis, conditions which are sometimes present when our product is used.
     Federal law requires that the testimony of a scientific or medical expert witness be reliable and based on valid scientific data and analysis before it can be allowed into evidence. To date, the Company has submitted motions in ten federal lawsuits against the Company challenging the reliability and admissibility of the testimony of expert witnesses who claim that Zicam Cold Remedy is capable of causing or has caused smell and taste loss. To date, the courts have ruled in the Company’s favor on all ten motions. Each court has ruled that the theory that Zicam Cold Remedy nasal gel causes smell loss, as promoted by the plaintiffs’ experts, has no reliable scientific support and was reached without application of proper scientific standards and procedures. Federal courts have made such rulings against the three most prominent causal experts that plaintiffs have hired to date as well as various other expert witnesses.
     In addition, on April 3, 2008, jurors in a California case unanimously found that Zicam was not the cause of plaintiff’s smell loss.
     Product Effectiveness. Our claims and advertising are subject to the requirements of the Federal Trade Commission Act, which is enforced by the Federal Trade Commission (the “FTC”). As previously disclosed, on March 21, 2006, the FTC’s East Central Region (Cleveland, Ohio office), initiated a detailed inquiry to determine whether the Company engaged in unfair or deceptive acts or practices in violation of the Federal Trade Commission Act in connection with the Company’s advertising and promotional activities for several of the Company’s nasal and oral cold remedy products, including Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs — the products that are the subject of the FDA warning letter. As part of the inquiry, the FTC requested and received, among other things, the Company’s documentation regarding product safety, including side effects, adverse events and consumer complaints, and efficacy, including the scientific proof establishing the efficacy claims made by the Company. Following a nearly year-long process, during which the Company provided the FTC with over 65,000 pages of documentation and met with the FTC to discuss the information, on March 5, 2007, the FTC notified the Company that it was is no longer pursuing the inquiry.
     Also as previously disclosed, on March 10, 2005, the National Advertising Division (NAD) of the Council of Better Business Bureaus, an investigative arm of the advertising industry’s voluntary self-regulation program, issued a press release announcing the results of a review of the Company’s advertising

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
claims. The NAD determined, among other things, that the Company’s claims that its product, Zicam Cold Remedy Nasal Gel, resolves colds three times faster when taken at the first sign of a cold, that using the product results in a less severe cold, and the promise that these benefits are clinically proven, were substantiated by competent and reliable scientific evidence.
     Total Pending Product Liability Lawsuits. As of August 4, 2009, the Company is aware of 41 pending product liability lawsuits against the Company, involving 186 plaintiffs. 26 of those cases are pending in Federal court and 15 are pending in State court (See Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for additional information on pending cases). The Company is incurring significant legal expense for defense of these lawsuits. For the quarter ended June 30, 2009, litigation expense was approximately $287,000, compared to $743,000 for the three months ended June 30, 2008. Although the amount of product liability legal expense has been declining in recent quarters, we expect that legal expense will significantly increase as a result of the numerous lawsuits filed since the Company’s receipt of the FDA’s warning letter.
     Cases since April 1, 2009 (Pending in Federal Courts). The Company is aware of the following pending federal court cases, covering 153 named plaintiffs, which were filed against and/or served on the Company between April 1, 2009 and August 4, 2009, all but one of which were filed subsequent to the Company’s receipt of the FDA warning letter:
     Personal Injury:

Date Filed	United States District Court	Lead Plaintiff
6/22/09	District of Arizona	Adams
7/2/09	Eastern District of New York	Coleman
7/10/09	Eastern District of Texas	Echols
7/31/09	Eastern District of Texas	King
6/17/09	Northern District of California	Nelson
7/6/09	Southern District of Florida	Rhodes
3/13/09	Southern District of Texas	Wright
     Putative Class Action for Consumer Fraud:

Date Filed	United States District Court	Lead Plaintiff
8/3/09	Eastern District of Michigan	Buszta
7/30/09	Southern District of Florida	Capiro
6/25/09	Southern District of Illinois	Fessler
7/1/09	Southern District of Florida	Gonzales-Jones
7/6/09	Southern District of Mississippi	Hammett
7/28/09	Northern District of Georgia	Hand
6/18/09	Northern District of Illinois	Hohman*
6/22/09	Western District of Missouri	Riepe
6/25/09	District of Arizona	Roper
6/23/09	Central District of California	Sample

Date Filed	United States District Court	Lead Plaintiff
7/30/09	Northern District of Florida	Sitzes
7/2/09	Southern District of California	Tassi
6/24/09	Southern District of California	Teperson
7/6/09	Eastern District of Arkansas	Thrasher

*	In addition to their claims against the Company, plaintiffs in the Hohman case also make claims against William J. Hemelt, our Acting President, Chief Financial Office and Chief Operating Officer; and Carl J. Johnson, our former President and Chief Executive Officer. In accordance with and subject to the provisions of the Company’s Certificate of Incorporation, Messrs. Hemelt and Johnson will be indemnified by the Company for their expenses incurred in defending this lawsuit and for any other losses which they may suffer as a result of this lawsuit. (See “Securities Litigation Matters” below for a discussion of other cases in which officers have been named and will receive indemnification from the Company).
     Cases since April 1, 2009 (Pending in State Courts). The Company is aware of the following state court cases, covering 11 named plaintiffs, which were filed against and/or served on the Company between April 1, 2009 and August 4, 2009, all but one of which were filed subsequent to the Company’s receipt of the FDA warning letter:
     Personal Injury:

Date Filed	Court	Lead Plaintiff
7/6/09	Middlesex County, Massachusetts	Alt
6/19/09	Plymouth County, Massachusetts	Ayotte
5/13/09	Maricopa County, Arizona	Howes
7/22/09	San Bernardino County, California	Richardson
6/25/09	Macon County, Illinois	Rohr
6/22/09	Broward County, Florida	Schaffer
7/7/09	Honolulu County, Hawaii	Yamasaki
     Putative Class Action for Consumer Fraud:

Date Filed	Court	Lead Plaintiff
6/30/09	St. Louis County, Missouri	West
     Cases Dismissed Subsequent to March 31, 2009 (Federal Courts). The following federal court cases filed against the Company, all of which were personal injury lawsuits, were dismissed subsequent to March 31, 2009:

Date Filed	United States District Court	Named Plaintiff	Date Dismissed
6/30/08	Northern District of Indiana	Thompson	4/29/09
10/16/08	Northern District of Georgia	Smith	6/11/09
     Cases Dismissed Subsequent to March 31, 2009 (State Courts). The following state court cases against the Company, all of which were personal injury lawsuits, were dismissed subsequent to March 31, 2009:

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Date Filed	Court	Named Plaintiff	Date Dismissed
3/27/07	Cook County, Illinois	Skender	6/9/09
6/5/06	Oklahoma City, Oklahoma	Stark	6/10/09
11/3/06	Maricopa County, Arizona	Poole	7/28/09
     Settlement with Certain Claimants. As part of the overall attempt to wind-down the product liability litigation, during the last several months, the Company entered into settlement agreements with approximately 65 claimants who had previously threatened to file lawsuits against the Company. The individual settlement amounts were immaterial and were within our litigation reserves (see “Product Liability Litigation Reserves” below). In addition, the Company expects to enter into settlement agreements on the same terms with another approximately 105 claimants. The settlement documents for all claimants acknowledge that Matrixx denies any liability to them. Those who are eligible and elect to participate in the settlement program dismiss their claims with prejudice and provide written releases of their claims against the Company in return for their participation.
     Potential Claimants. In addition to the claimants involved in the settlements described above, approximately 230 potential claimants have advised the Company by means of a written notice that they are considering filing a lawsuit against, or are interested in pursuing settlement negotiations with, the Company. The Company is in the process of determining the nature or basis of their purported claims and when or if these potential claimants will ultimately file one or more lawsuits against the Company.
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
     Litigation Reserves
     As of December 31, 2005, the Company established a reserve of $1.3 million for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions, some of which are described below, and was the amount, excluding defense costs, the Company believed it could reasonably estimate would be spent to resolve the remaining cases that had been filed or to resolve matters with the potential claimants. Some of the significant factors that were considered in the establishment of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy; settlements; and the number of cases that remained pending against the Company. There are events, such as the dismissal of any of the cases, the filing of new lawsuits, threatened claims, the outcome of a trial, rulings on pending evidentiary motions, or adverse publicity that may have an impact on the Company’s conclusions as to the adequacy of the reserve for the pending product liability lawsuits. The Company maintained a $765,000 reserve balance as of June 30, 2009. However, following the Company’s receipt of the FDA’s warning letter and the resulting increase in the number of product liability lawsuits being filed, the amounts that may be spent to resolve matters with actual and potential claimants could be higher than our reserve. The Company will continue to review the product liability situation and will adjust the litigation reserve in the future when we can reasonably estimate changes in the amounts and likelihood of resolving the claims. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Product Recall Related Litigation
     In June 2008, the Company recalled certain lots of its Zicam ChewCapstm, RapidMelts® and RapidMelts +C products. The recall was issued initially in response to a recall by Capricorn. See Note 6 - “Product Recalls” for details regarding the product recall. For the year ended March 31, 2009, the Company incurred and reserved for recall-related expenses of approximately $2.0 million. The reserve was based on estimates associated with the expected levels of affected product at retail, costs to replace the product, and other costs related to the recall of product lots manufactured by Capricorn. The charge was recorded in selling, general and administrative expense and reduced operating income by an equal amount. The Company believes that Capricorn is responsible for the Company’s recall-related costs. Accordingly, on September 2, 2008, the Company filed suit against Capricorn in the United States District Court for the District of Arizona, Case No. 2:08-CV-01615- SRB (the “Arizona Action”), to recover damages arising from the recall. On January 12, 2009, Capricorn filed a motion to dismiss the Company’s complaint for lack of personal jurisdiction and improper venue, which the Court denied on April 23, 2009. On May 14, 2009, Capricorn filed an answer in the Arizona Action denying liability, as well as a counterclaim alleging that the Company and its third-party packagers were responsible for the contaminants in Capricorn’s products, and seeking damages for the Company’s alleged failure to discover the contaminants.
     In response to the Company’s filing of the Arizona Action, on November 21, 2008, Capricorn filed suit against the Company in the United States District Court for the District of Delaware, Case No. 1:08-CV-00873-JJF (the “Delaware Action”), alleging that the Company infringed Capricorn’s patent and trademark rights and breached its confidentiality obligations. Capricorn seeks damages and injunctive relief.
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
Intellectual Property Protection
          On December 10, 2008, GMP Technologies, LLC (“GMP”) filed suit against the Company in the United Sates District Court for the Northern District of Illinois (Case No. 08CV7077) in response to a major retailer removing from its store shelves a private label swab product produced for the retailer by GMP. The complaint, as amended effective May 11, 2009, alleges that the retailer discontinued sales of the private label swab product after having been made aware of the Company’s patents relating to Zicam Cold Remedy Swabs (“Swab Patents”), and that the Company acted in bad faith in informing the retailer of the Swab Patents. GMP seeks to have the court determine that GMP’s product does not infringe the Swab Patents and to have the Company’s Swab Patents declared invalid. In addition, GMP seeks damages for its losses related to the retailer’s cancellation of the private label product following the Company’s providing notice to the retailer of the Swab Patents. The Company believes GMP’s allegations are without merit and intends to defend itself vigorously. The Company also has asserted a counterclaim alleging that GMP is infringing the Swab Patents.
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

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Securities Litigation Matters
          Two class action lawsuits were filed in April and May 2004 against the Company, our previous President and Chief Executive Officer, Carl J. Johnson, and William J. Hemelt our Acting President, Chief Operating Officer, and Chief Financial Officer, alleging violations of federal securities laws. On January 18, 2005, the cases were consolidated and the court appointed James V. Sircusano as lead plaintiff. The amended complaint also includes our Vice President of Research and Development, Timothy L. Clarot, as a defendant and was filed March 4, 2005. The consolidated case is Sircusano, et al. vs. Matrixx Initiatives, Inc., et al., in the United States District Court, District of Arizona, Case No. CV04-0886 PHX DKD. Among other things, the lawsuit alleges that between October 2003 and February 2004, we made materially false and misleading statements regarding our Zicam Cold Remedy products, including failing to adequately disclose to the public the details of allegations that our products caused damage to the sense of smell and of certain of the product liability lawsuits described above. We filed a motion to dismiss this lawsuit and, on March 8, 2006, the Company received an Order dated December 15, 2005 granting the motion to dismiss the case, without prejudice. On April 3, 2006, the plaintiff appealed the Order to the United States District Court of Appeals, Ninth Circuit, Case No. 2:04-CV-886, and the parties made oral arguments to the Ninth Circuit Court on June 9, 2009.
          A separate putative class action was filed on July 17, 2009 against the Company; William J. Hemelt, our Acting President, Chief Operating Officer, and Chief Financial Officer; Samuel C. Cowley, our Vice President of Business Development, General Counsel and Secretary; Timothy L. Clarot, our Vice President of Research & Development; and Carl J. Johnson, our former President and Chief Executive Officer, alleging violations of federal securities laws. Shapiro et al. vs. Matrixx Initiatives, Inc. et al., in the United States District Court, District of Arizona, Case No. 2:09-cv-01479-ECV. The lawsuit alleges that the Company and the named officers failed to disclose to the FDA and to the public information about adverse events regarding the Zicam Cold Remedy nasal gel products and that the Company and such officers made false and misleading statements regarding the Company’s compliance with FDA regulations. The Company believes these allegations are without merit and intends to vigorously defend the lawsuit.
          In accordance with and subject to the provisions of the Company’s Certificate of Incorporation, Messrs. Hemelt, Cowley, Clarot and Johnson will be indemnified by the Company for their expenses incurred in defending each of these lawsuits and for any other losses which they may suffer as a result of these lawsuits. The Company has submitted each of these matters to its insurance carriers. If any liability were to result from these lawsuits that is not covered by insurance, we believe our financial results could be materially impacted.
8. Asset Impairment Charges
          Intangibles consist of goodwill (which is the excess of purchase price over the net assets of businesses acquired), intellectual property, and trademarks. Goodwill is not amortized but finite-lived intangibles are amortized using the straight-line method. The Company’s $15.0 million in goodwill is related to the Company’s acquisition of the 40% Zicam, LLC interest acquired from Zensano, Inc. in December 2001. The business of Zicam, LLC at that time was to develop and produce homeopathic nasal gel products based on a proprietary zincum gluconium delivery system.

     In accordance with SFAS Nos. 142 and 144, goodwill and certain other assets must be tested upon a triggering event to identify potential impairments and the amount of any impairment loss. In connection with the Company’s receipt of the FDA warning letter and the resulting recall of our Cold Remedy Nasal Gel and Cold Remedy Swabs, the Company performed an impairment assessment as of June 30, 2009, in which it evaluated, among other things, the impact of the foregoing events on the market’s perception of the value of the Company’s stock, the expected increase in legal activity, and the expected decline of Zicam product sales. The assessment resulted in the Company recording a charge of $23.9 million to reduce the carrying amounts of goodwill and other tangible and intangible assets to fair value.
          The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes were appropriate in the circumstances, although it is reasonably possible that actual performance will differ from these assumptions. The most significant assumptions include those relating to our ability to sell nasal gel Cold Remedy products in the future, our ability to introduce new nasal products, sales expectations of our other swab products, and market trading multiples for the Company. These charges include: a non-cash impairment charge of $15.0 million related to the goodwill associated with the zincum gluconium nasal gel products; a non-cash impairment charge of $3.9 million to write-down the inventory value of nasal Cold Remedy products and other nasal application inventory; an impairment charge of $4.3 million ($3.4 million of which is non-cash) for a new swab manufacturing line that was recently built to produce our nasal swab product; and $616,000 for the unamortized amount of our Cold Remedy nasal gel patent. The charge totaled approximately $23.9 million ($14.6 million after-tax) and was included in “Asset Impairments” in the accompanying statement of operations.
          In addition to the impairment charges associated with our nasal Cold Remedy products discussed above, we recorded a charge of $420,000 to write down the value of patents and certain other assets associated with the development of an oral care product developed to reduce tartar. We had been in discussions with potential partners to help commercialize the product but have been unable to find another entity to launch this product. We do not anticipate launching this product on our own and determined the assets associated with the product’s development were impaired. This charge was recorded in research and development expense.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The Company develops, markets and sells innovative, over-the-counter (OTC) healthcare products with an emphasis on those that utilize unique, novel and/or proprietary delivery systems that provide consumers with “Better Ways to Get Better®”. The Company currently markets its products within the $4.0-$5.0 billion overall cough and cold category at retail. Our Zicam products are sold in the cold remedy, allergy/sinus, cough, and multi-symptom relief market groups of the overall cough and cold category. The Zicam Cold Sore and Healthy Z-ssentials products are also part of the cough/cold category. A mix of our products are currently available at all of the major food, drug, and mass merchant retailers.
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

     On June 16, 2009 the Company received a warning letter from the Food and Drug Administration (the “FDA”) about two of its 19 existing Zicam products, specifically Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs. The FDA referred to complaints it had received of smell loss, also known as anosmia, associated with these products and asserted that the Company is in violation of FDA regulations by failing to file a new drug application for its Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs and that those products are misbranded under FDA regulations for failing to adequately warn of the risk of anosmia. Zicam Cold Remedy oral products and our other products in the Zicam Allergy/Sinus, Cough and Multi-symptom lines were not included in the letter.
     Although the Company disagrees with the FDA’s allegations, the Company announced it would cooperate with the FDA and it voluntarily recalled Zicam Cold Remedy Swabs and Zicam Cold Remedy Nasal Gel from the market. In the near future, the Company will formally respond to the FDA warning letter and present comprehensive scientific and medical data and analyses demonstrating that these products are not unsafe. Consumer safety is and has always been the Company’s top priority and the Company’s position is supported by the cumulative science and has been confirmed by a multi-disciplinary panel of scientists. It is well understood in the medical and scientific communities that one of the most common causes of anosmia is the common cold, which Zicam Cold Remedy intranasal gel products are taken to treat (see Note 7-“Legal Proceedings” for more information on the Company’s position with respect to the FDA warning letter). Given the enormous number of doses sold and colds treated, there is no reason to believe the number of complaints of anosmia received is more than the number that would be expected in the general population. There is no reliable scientific evidence that Zicam causes anosmia. The FDA warning letter has had a material adverse impact on our business. The current recall of two of our best-selling products has required us to book a reserve for the recall and take impairment charges.
     Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs constituted approximately 40% of the Company’s net sales in 2009. The recall of these products will significantly adversely affect the Company’s revenue in the future. We are hopeful that users of those products will now purchase our oral Cold Remedy products. However, this recall may have a negative impact on both customer and consumer demand for Zicam products in the future. Due to the foregoing uncertainties, the Company withdrew its sales and earnings guidance for fiscal 2010. To date, the Company has not provided new guidance but we expect to have a better understanding of the full impact on sales of our products once the cold season arrives and we are able to review consumer purchases of cold products. In the meantime, our retailer customers are continuing to support the brand and we are working with them to develop promotional programs featuring our other Zicam products.
      Historically, the Company’s fiscal first quarter, which ends June 30, accounts for 6% to 8% of the Company’s annual sales. The Company has always recorded a net loss in the quarter ended June 30. The FDA’s action on June 16, 2009 had a material adverse impact on our results of operations for the quarter ended June 30, 2009.
     Certain information is set forth below for our operations, expressed in thousands of dollars and as a percentage of net sales, for the periods indicated:

	3 Months Ended June 30,
$000s	2009	% NS	2008	% NS
Net Sales	$6,916	100%	$8,508	100%

Marketing	$3,312	48%	$2,922	34%
Sales	$617	9%	$650	8%
General & Administrative	$12,273	177%	$4,147	48%
Product Liability Litigation	$287	4%	$743	9%

Total Selling, General, and Administrative	$16,489	238%	$8,462	99%

Research & Development	$934	14%	$610	7%

Asset Impairments	$23,867	345%	$—	—%

     Units sold during the quarter ended June 30, 2009 decreased approximately 6% compared to the quarter ended June 30, 2008. Net sales for the quarter ended June 30, 2009 were approximately $6.9 million, compared to net sales of $8.5 million for the quarter ended June 30, 2008. Net sales for the quarter ended June 30, 2009 were affected by a $1.5 million increase for in-store promotional activity.
     The Company experienced net losses of $(22.8) million and $(2.3) million in the first quarters of 2009 and 2008, respectively. This $20.5 million quarter-over-quarter decline includes pre-tax charges associated with the FDA warning letter and recall of our nasal Cold Remedy products. The charges include $9.0 million to reserve for recall related costs and $23.9 million for goodwill and other asset impairments in the quarter ended June 30, 2009. The net loss for the quarter ended June 30, 2008 included a $1 million reserve for charges associated with a previously reported voluntary recall of certain lots of Zicam Cold Remedy RapidMelt™ and ChewCap™ products.
     Product liability defense costs for ongoing litigation decreased to $287,000 for the quarter ended June 30, 2009. This compares to $743,000 for the three months ended June 30, 2008. We anticipate future legal defense costs will increase due to the FDA’s action.
     We expect future operating results to be significantly affected by the level of sales, the timing and amount of our advertising, research and development expenses, and the timing and amount of expenses incurred in defense of product liability and securities litigation matters. Expenditures for advertising and research and development will vary by quarter throughout the year and could be significantly different in future periods than the amounts incurred in the same period in earlier years. We expect that advertising expenses will be highest during the cold season (third and fourth fiscal quarters). We anticipate quarterly operating results will continue to vary along with the seasonality of sales and the level of marketing and legal expense.
     The Company’s management reviews several key indicators in evaluating overall performance. Historically, management has reviewed the indicators below: however, due to the recall of our nasal Cold Remedy products, the indicators below may not be indicators of future performance:
1)	We compare our year-to-date sales and net income performance against our stated annual goal for each. Due to the FDA action, we withdrew our previous guidance and will revise our annual goals as we gain insights into consumer purchases of our products in the upcoming cold season.

2)	We monitor our share of the cough and cold market because increased consumer purchases of our products are an indicator of growth. For the 12 weeks ended July 12, 2009, retail unit sales of our products (as measured by three outlet syndicated scanner data, not including our largest customer, Wal-Mart) increased approximately 1% over the comparable period in the previous year, while the entire cough and cold category increased approximately 1% over the same period. However, for the four weeks ended July 12, 2009, retail unit sales of our products declined approximately 25% over the comparable period in the previous year, while the entire cough and cold category increased approximately 4% over the same period. We believe the large decrease in the recent four-week period relates to the negative publicity and recall of our nasal Cold Remedy products.

3)	We measure our ability to maintain strong gross margins on our products. During the quarter ended June 30, 2009, we realized an average gross margin of 60%, compared to the 62% average gross margin achieved in the quarter ended June 30, 2008. Gross margins on our existing products vary between 55% and 80%. Average gross margins, in the quarter ended June 30, 2009, were impacted by the aforementioned $1.5 million increase for in-store promotional activities and were partially offset by the price increase on Cold Remedy and Allergy/Sinus products that became effective in the second quarter of the prior fiscal year.

4)	We evaluate our operating performance by reviewing, over time, our ability to decrease operating expenses as a percentage of net sales. We evaluate our ability to control operating expenses on an annual basis due to the seasonal fluctuations in quarterly net sales. If we realize a lower level of sales in the future due to an inability to sell our nasal Cold Remedy products, our operating expense as a percentage of sales will increase.

5)	We review the distribution and mix of our products by key national retailers. Our ten largest retail customers account for a substantial majority of our annual sales, and we encourage our largest customers to carry a mix of our highest-selling products. Retailers generally reset their cough and cold sections during the third calendar quarter of each year, at which time they add or discontinue products. We are working with retailers to establish the mix of Zicam products they will carry in the upcoming cold season.

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
     We believe that our critical accounting policies and estimates include the accounting for intangible assets and goodwill, accounting for income taxes, revenue recognition, accounting for sales returns and allowances, accounting for sales discounts and promotional programs, accounting for legal contingencies, and accounting for product recalls.
Intangible Assets and Goodwill: We recorded approximately $15.0 million in goodwill in connection with the acquisition of the 40% Zicam, LLC interest acquired from Zensano, Inc. in December 2001. Under SFAS No. 142, goodwill must be tested when a triggering event occurs or at least annually to identify a potential impairment and the amount of any impairment loss. Our annual valuation of goodwill (as of September 1, 2008) was completed in January 2009 and no impairment was identified. In connection with the Company’s receipt of the FDA warning letter and the resulting recall of our Cold Remedy Nasal Gel and Cold Remedy Swabs, as well as the associated negative publicity, impact on the market’s perception of the value of the Company’s stock, higher legal activity, and the expected decline of Zicam product sales, the Company performed an impairment assessment as of June 30, 2009, which resulted in the Company recording a charge of $15.0 million to reduce the book value of goodwill.
     The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes were appropriate in the circumstances, although it is reasonably possible that actual performance will differ from these assumptions. The most significant assumptions include those relating to our ability to sell nasal gel Cold Remedy products in the future, our ability to introduce new nasal products, sales expectations of our other swab products, and market trading multiples for the Company. These charges include: a non-cash impairment charge of $15.0 million related to the goodwill associated with the acquisition of zincum gluconium nasal gel products and $616,000 for the unamortized amount of our Cold Remedy nasal gel patent. These charges were recorded in asset impairments in our Consolidated Statements of Operations. In addition, due to our inability to commercialize our oral care product, we recorded a charge of $420,000 to write down the value of patents and certain other assets associated with the development of an oral care product developed to reduce tartar. We do not anticipate launching this product on our own and determined the assets associated with the product’s development were impaired. This charge was recorded in research and development expense.
      Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are evaluated on a quarterly basis to determine whether a valuation allowance is required. In accordance with SFAS No. 109, the Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which those temporary differences become deductible. Judgment is required in determining the future tax consequences of events that have been recognized in the Company's consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated financial position or results of operations.

As of June 30, 2009, the Company did not record a valuation allowance.
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
     Customer Sales Returns and Allowances: The estimate for product returns reflects our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects potential product returns. We record a returns provision of 3.5% of gross sales for all of our products. We review the return provision at least quarterly and adjust the reserve amounts if actual product returns differ materially from our reserve percentage. Additionally, we adjust the returns provision when a determination is made that a product will be discontinued, either in whole or by certain retailers. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected. During the quarter ended June 30, 2009, we recorded a $750,000 increase to our return reserve, in excess of the customary 3.5% of gross sales, for anticipated returns expected in connection with retailers’ announced discontinuation of certain products. During the quarter ended June 30, 2008, we recorded a $1.0 million increase to our return reserve, in excess of the customary 3.5% of gross sales, for anticipated returns expected in connection with retailers’ announced discontinuation of certain products.
     Accounts Receivable and Allowance for Doubtful Accounts: The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Based on historical performance, the Company records an allowance for doubtful accounts of 0.02% of gross sales. We review the allowance for doubtful accounts at least quarterly and adjust the allowance amounts if actual or probable losses differ materially from our reserve percentage.
     Legal Contingencies: We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. See Note 7 — “Legal Proceedings” to the Condensed Consolidated Financial Statements for additional information regarding our pending and threatened litigation and our reserves for product liability litigation. While we are vigorously defending the Company in these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. The Company follows the guidance of SFAS 5, “Accounting for Contingencies,” which states that the Company is required to accrue a contingent loss when the loss is deemed probable and reasonably estimable. The Company maintained a $765,000 reserve balance as of June 30, 2009. However, following the Company’s receipt of the FDA’s warning letter and the resulting increase in the number of product liability lawsuits being filed, the amounts that may be spent to resolve matters with actual and potential claimants could be higher than our reserve. The Company will continue to review the product liability situation and will adjust the litigation reserve in the future when we can reasonably estimate changes in the amounts and likelihood of resolving the claims.
Results of Operations for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2009		2008
Net sales	$6,916,237	100%	$8,508,044	100%
Cost of sales	2,793,062	40	3,194,283	38

Gross profit	4,123,175	60	5,313,761	62
Selling, general and administrative	16,488,637	238	8,462,126	99
Research & development	934,393	14	610,295	19
Asset Impairments	23,867,158	345	—	—

Loss from operations	(37,167,013)	(537)	(3,758,660)	(44)
Interest and other income	47,280	1	107,234	1
Interest expense	—	—	—	—

Loss before income taxes	(37,119,733)	(537)	(3,651,426)	(43)
Benefit from income taxes	(14,287,481)	207	(1,385,569)	16

Net Loss	$(22,832,252)	(330)%	$(2,265,857)	(27)%

Net Sales
     Net sales for the three months ended June 30, 2009 were $6.9 million, versus net sales of $8.5 million for the quarter ended June 30, 2008. The decrease in net sales during the quarter ended June 30, 2009 is primarily associated with a $1.5 million increase for in-store promotions. During the quarter ended June 30, 2009, our unit sales decreased approximately 6% compared to the prior year; however, our average gross sales price increased approximately 5% due to the price increase on our Cold Remedy and Allergy/Sinus products that became effective during our fiscal second quarter last year. During the quarter ended June 30, 2009, we recorded a $750,000 increase to our return reserve, in excess of the customary 3.5% of gross sales, for anticipated returns expected in connection with retailers’ discontinuation of certain products. This compares to a $1.0 million increase recorded in the comparable quarter of the prior year.
Cost of Sales
     For the quarter ended June 30, 2009, our cost of sales decreased to $2.8 million, compared to $3.2 million for the quarter ended June 30, 2008. The decrease was primarily due to the lower number of units sold and, to a lesser degree, the mix of products sold.
Gross Profit
     Gross profit for the three months ended June 30, 2009 was approximately $4.1 million, compared to gross profit of approximately $5.3 million for the quarter ended June 30, 2008. The lower gross profit is primarily attributable to the decreased net sales recorded during the quarter and the increased promotional activity, compared to the prior year. Gross margin for the quarter ended June 30, 2009 was 60%, which is below the 62% gross margin achieved in the comparable quarter ended June 30, 2008. Gross margins on our existing products vary between 55% and 80%. Gross margin is affected by the relative mix of products sold, promotional activity, changes in product sales prices and product cost changes.
Selling, General & Administrative (SG&A)
     SG&A expense for the quarter ended June 30, 2009 increased to approximately $16.5 million from approximately $8.5 million in the quarter ended June 30, 2008. The higher SG&A expense is primarily due to a $9.0 million charge recorded in the quarter ended June 30, 2009, to account for estimated costs and charges related to the recall of nasal Cold Remedy products. During the comparable quarter of the prior year there was a $1.0 million charge due to a recall of certain oral Cold Remedy products. Marketing expense increased approximately $390,000 due to increased use of marketing consultants. Offsetting those increases was a decrease in labor expense of approximately $315,000 due to the one-time expense associated with new employee compensation recorded during the prior year. We expect SG&A expenses in future periods will vary largely in relation to the level of our advertising and legal expenditures.
     Litigation expense related to the product liability lawsuits was approximately $287,000 for the quarter ended June 30, 2009, compared to approximately $742,000 for product liability litigation expense in the quarter ended June 30, 2008. We anticipate that we will realize increased legal expense due to the recall of our nasal Cold Remedy products.
Research and Development
     Research and development expense was approximately $934,000 in the quarter ended June 30, 2009, versus $610,000 in the quarter ended June 30, 2008. Due to our inability to commercialize our oral care product, we recorded a charge of $420,000 to write down the value of patents and certain other assets associated with the development of an oral care product developed to reduce tartar. The timing of research and development spending can vary throughout the year and is not generally associated with our seasonal sales patterns.
Asset Impairments
     In connection with the Company’s receipt of the FDA warning letter and the resulting recall of our Cold Remedy Nasal Gel and Cold Remedy Swabs, the Company performed an impairment assessment as of June 30, 2009, in which it evaluated, among other things, the impact of the foregoing events on the market’s perception of the value of the Company’s stock, the expected increase in legal activity, and the expected decline of total product sales. The assessment resulted in the Company recording a charge of $23.9 million to reduce the carrying amounts of goodwill and other tangible and intangible assets to fair value. This charge includes: a non-cash impairment charge of $15.0 million related to the goodwill associated with the acquisition of the zincum gluconium nasal gel products; a non-cash impairment charge of $3.2 million to write-down the inventory value of nasal Cold Remedy products and other nasal application inventory; an impairment charge of $4.3 million ($3.4 million of which is non-cash) for a new swab manufacturing line that was recently built to produce our nasal swab product; and $616,000 for the unamortized amount of our Cold Remedy nasal gel patent.
Interest & Other Income
     Interest and other income was approximately $47,000 in the quarter ended June 30, 2009 versus approximately $107,000 in the quarter ended June 30, 2008. Despite our higher cash balances, interest income decreased due to lower interest rates. There was no interest expense in the quarters ended June 30, 2009 or 2008.
Loss Before Income Taxes
     Loss before income tax for the three months ended June 30, 2009 was approximately ($37.1) million, compared to the loss of approximately ($3.7) million for the quarter ended June 30, 2008. The increased loss is primarily due to the recall-related charges and the impairments to goodwill and other assets associated with the recall of our nasal Cold Remedy products discussed above. We expect that income (loss) in future periods will be significantly impacted by the sales levels of our remaining products, product introductions, and changes in our advertising, research and development, and legal expenses. We anticipate quarterly operating results will continue to vary along with the seasonality of sales.
Benefit From Income Tax Expense
     We recorded an income tax benefit at our combined estimated annual effective tax rate of approximately 39%. Due to the loss from operations incurred in the quarter ended June 30, 2009, we recognized a benefit for income tax expense of approximately $14.0 million, compared to a benefit of $1.4 million in the quarter ended June 30, 2008. The benefit for income tax recorded in the quarter ended June 30, 2009 is based on an expectation of utilizing a tax loss carry-back to the prior two years.
Net Loss
     Net loss was approximately ($23.1) million in the quarter ended June 30, 2009, compared to net loss of approximately ($2.3) million in the quarter ended June 30, 2008.

Liquidity and Capital Resources
     Our working capital was $43.1 million as of June 30, 2009, compared to $52.1 million at March 31, 2009. As of June 30, 2009, our cash and cash equivalents balance was $37.4 million, $2.6 million below the $40.0 million at March 31, 2009. The decrease in cash is primarily due to deposits paid and fiscal 2009 bonus payments paid in May 2009. In addition, the Company received approximately $1.4 million from the issuance of common stock upon the exercise of stock options and paid $1.2 million for the repurchase of shares to pay associated tax withholding obligations. The Company maintains a conservative investment philosophy and generally invests the majority of excess cash directly in a fund of U.S. Treasury Securities, U.S. government securities and repurchase agreements, and bank certificates of deposit insured by the U.S. government.
     During the quarter ended June 30, 2009, trade receivables decreased to $6.3 million from $14.8 million at March 31, 2009. We converted substantially all of the March 31, 2009 receivables to cash during the quarter ended June 30, 2009. The Company’s principal source of liquidity is cash generated from sales of our products to retailers and distributors. The majority of sales are given 30-day credit terms; however, payment terms are occasionally extended, as retailers begin to increase inventory of our products prior to the onset of the cough and cold season. The Company records an estimated allowance for potentially uncollectible accounts, which is reviewed at least quarterly. We believe our allowance as of June 30, 2009 is adequate.
     The change in accounts receivable, inventory, accounts payable and accrued expenses largely reflects the seasonal nature of the Company’s business. Our working capital requirements fluctuate with the seasonality of our sales and are generally highest in the July through September quarter. The Company records the bulk of its sales, which is reflected in higher accounts receivable, in the second, third, and fourth fiscal quarters; generally builds inventory during the first through third fiscal quarter periods; and advertises its products, which is the largest component of accrued expenses, primarily in the third and fourth fiscal quarters. Although affected by the build-up of inventory, accounts payable and accrued expenses are more significantly affected by advertising spending.
     Generally, to the extent our operations are profitable, our business is cash flow positive. We do have working capital requirements arising from the increase of inventory and accounts receivable in excess of the increase in accounts payable, but these vary throughout the year reflecting the seasonal nature of our business.
     Historically, the Company has had very low capital expenditures because we rely on third party manufacturers to produce our products. Typical capital expenditures include investments in technology, office furniture, leasehold improvements, and small tooling requirements. The Company’s former facility lease for its corporate offices expired during fiscal 2008 and we leased new corporate office and R&D space in March 2008. The relocation required capital expenditures and tenant improvements of approximately $650,000, which we will amortize over the term of the new lease (approximately five years). The Company occasionally provides deposits and prepayments to our manufacturers to improve and increase manufacturing capabilities for our products. In 2006, the Company invested $4.2 million for an automated manufacturing line that produces our swab products. Based on the sales growth of our swab products, and our previous assumptions as to continued growth, we purchased a second swab manufacturing line. However, due to the recall of our Cold Remedy swab product, we determined the new swab manufacturing line was impaired and we recorded a charge of $4.3 million to reduce the carrying amount of the new manufacturing line to fair value. In addition, the Company occasionally provides deposits and prepayments to our manufacturers to improve and increase manufacturing capabilities for our products.
     In July 2009, the Company’s credit facility with Comerica Bank expired in accordance with its terms. The credit facility allowed for borrowings of up to $8.0 million but the Company had not made any borrowings under the facility since it was last renewed in July 2007. In light of recent developments, the Company did not attempt to renew the credit line. We believe that our existing capital resources will be sufficient to fund our operations and capital requirements for at least the next 12 months.

Off-Balance Sheet Arrangements
     As of June 30, 2009, we did not have any off-balance sheet arrangements.
Contractual Obligations
     We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations
	(In thousands of dollars)
	Payments due by Period as of June 30, 2009
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	1,771	423	885	463	0
Purchase Obligations	2,618	2,618	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$4,389	$3,041	$885	$463	$0

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Forward Looking Statements
     This Report on Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:
•	our belief that the reserve for recall costs will be sufficient;

•	our expectations regarding the impact of the recall on demand for Zicam products;

•	our expectation of introducing new products during the 2009/2010 cold season;

•	our expectations regarding returns of discontinued products;

•	our expectation regarding continued expansion of the Zicam line of products;

•	our expectation of not achieving our fiscal 2010 sales and income goals;

•	our expectation that legal expense will increase;

•	our intention to vigorously defend the Zicam Cold Remedy product liability and securities litigation claims, our expectation that additional product liability lawsuits may be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;

•	our expectations regarding litigation reserves;

•	our belief that our allowance for uncollectible accounts is adequate;

•	our expectation that sales in future periods may be affected by the recall of our nasal Cold Remedy products;

•	our expectations regarding the effect of recently issued accounting standards;

•	our expectation that our mix of products sold will change due to seasonality and varying growth rates within the market groups;

•	our expectation that retailers will replace, at least in part, discontinued or recalled items with new or different Zicam products;

•	our expectation that sales to retailers will closely mirror retails sales of our products to consumers;

•	our intention to review our product return reserve provision regularly and adjust the reserve amounts as actual product return experience continues to develop;

•	our expectation of making income tax payments at our statutory rates in future years;

•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold;

•	our expectation that our net income and operating expenses in future periods will vary largely in connection with the level of our sales, advertising, research and development, and legal expenses;

•	our expectations regarding derivative instruments;

•	our expectation that operating results in future periods will be significantly impacted by the FDA warning letter, seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;

•	our expectation that advertising expense will be highest in our third and fourth fiscal quarters;

•	our belief that our existing capital resources are sufficient to fund our operations and capital requirements for at least the next 12 months;

•	our expectations regarding our manufacturers ability to timely produce inventory adequate for sales of products through the 2009/2010 cough and cold season;

•	our belief that Capricorn is responsible for costs we incurred in connection with the recall of certain lots that Capricorn manufactured;

•	our belief that our exposure to currency exchange risk is minimal; and

•	our belief that moderate interest rate increases and current uncertainties regarding the availability of credit will not have a material adverse impact on our results of operations or financial position in the foreseeable future.
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
     Statements in this Report on Form 10-Q, including those set forth in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” describe factors that could contribute to or cause actual results to differ materially from our expectations. Other such factors include (i) the possibility that the Company will not be able to reintroduce its nasal Cold Remedy products into the market; (ii) less than anticipated demand for our current and future products; (iii) a weak cough and cold season; (iv) lack of market acceptance for or uncertainties concerning the efficacy or safety of our current and future products or regulatory actions, including product recalls, involving our products; (v) difficulties in manufacturers meeting production requirements or maintaining sufficient inventories to meet unexpectedly high demand in the short term; (vi) financial difficulties encountered by one or more of our principal customers; (vii) difficulties in obtaining additional capital for marketing, research and development, and other expenses; (viii) material litigation involving patent and contractual claims, product liability claims, consumer issues and securities violation claims; (ix) the possibility of delays or other difficulties in implementing product improvements and introducing to the marketplace new products and brands, whether domestically or internationally; (x) issues with suppliers; (xi) the possibility that future sales of our products will not be as strong as expected; (xii) adverse publicity regarding our products or advertising restrictions; (xiii) increased competition from private label manufacturers; and (xiv) adverse economic changes that affect consumer demand.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     During the quarter ended June 30, 2009 our primary market risk exposure related to our variable rate revolving line of credit with Comerica Bank. The line of credit expired in July 2009 and we did not attempt to renew it. At no time during the quarter ended June 30, 2009 did we have any outstanding borrowings on this line of credit. Consequently, we believe that interest rate increases and the current uncertainties regarding available credit will not have a material adverse impact on our results of operations or financial position in the foreseeable future.
     As of June 30, 2009 and March 31, 2009, we did not participate in any financial-market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.
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

Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our Acting President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Acting President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Acting President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 7 — “Legal Proceedings” for a discussion of the principal legal proceedings to which the Company is a party.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the period ended March 31, 2009, each of which could materially affect the business, financial condition or future results of the Company. The risks described in such Form 10-K, and this Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial in the future, also may materially adversely affect the business, financial condition and/or operating results of the Company.
Item 2. Unregistered Sales of Securities and Use of Proceeds
     The following table provides information about purchases by the Company during the quarter ended June 30, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May Yet be
	of Shares	Average Price	Announced Plans or	Purchased Under the
Period	Purchased(1)	Paid per Share	Programs	Plans or Programs
4/01/09-4/30/09	0	—	0	846,152
5/01/09-5/31/09	64,703	$18.36	0	846,152
6/1/09-6/30/09	0	—	0	846,152

Total	64,703	$18.36	0	846,152

(1)	The Company may repurchase shares from employees and directors as payment of applicable tax withholding obligations on the vesting of restricted stock awards or exercise of options. Shares so surrendered are repurchased pursuant to the applicable award agreements and not pursuant to publicly announced share repurchase programs. 64,703 shares, with an aggregate value of $1,187,906, were repurchased by the Company in the first quarter of fiscal 2010 to satisfy participants’ tax withholding obligations upon the vesting of stock awards or exercise of options.

     The Board of Directors of the Company approved a new stock repurchase program, effective January 26, 2009, which permits the Company to purchase up to 1.0 million shares of the Company’s common stock (2009 Program). Concurrently with its approval of the 2009 Program, the Board of Directors terminated the repurchase program previously authorized in April 2004 (which authorized the repurchase of up to 1.0 million shares of the Company’s common stock). The Company does not anticipate repurchasing shares of its common stock on the open market for the foreseeable future. During the quarter ended June 30, 2009, we did not repurchase any shares of our common stock pursuant to the 2009 Program.
Item 6. Exhibits

Exhibit No.	Title
3.01	Articles of Incorporation and Amendments thereto of the registrant (1)

3.02	Bylaws of the registrant (2)

4.01	Rights Agreement dated as of July 22, 2002 by and between the registrant and Corporate Stock Transfer, Inc. (3)

31.1*	Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350

*	Filed with this Report on Form 10-Q.

**	Indicates management compensatory contract, plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

(2)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed July 25, 2006, file number 001-31404.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, filed July 23, 2002, file number 001-31404.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrixx Initiatives, Inc.
/s/ William J. Hemelt
William Hemelt
Acting President, Chief Operating Officer, and Chief Financial Officer August 10, 2009