Form 10-Q
period 2009-09-30
MATRIXX INITIATIVES INC
filed 2009-11-06
CIK 1006195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
There were 9,455,620 shares of the registrant’s common stock, $.001 par value, outstanding as of November 1, 2009.

MATRIXX INITIATIVES, INC.
FORM 10-Q
INDEX
Unless otherwise indicated in this quarterly report, “Matrixx,” “us,” “we,” “our”, “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2009	2009

ASSETS

Current Assets:
Cash and cash equivalents	$12,345,997	$25,144,088
Certificates of deposit	11,235,803	14,870,717
Accounts receivable:
Trade, net of allowance for doubtful accounts of $222,113 and $226,180	22,967,981	14,769,485
Other receivable	312,350	—
Insurance receivable	50,900	25,514
Inventories	5,149,571	7,740,343
Prepaid expenses	3,544,287	2,035,628
Interest receivable	9,616	13,867
Income tax receivable	1,424,576	1,316,102
Current deferred tax asset	7,472,611	1,636,707

Total Current Assets	64,513,692	67,552,451

Property and Equipment, at cost:
Office furniture and computer equipment	1,760,327	1,738,727
Machine tooling and manufacturing equipment	4,402,847	4,581,866
Laboratory furniture and equipment	486,459	484,215
Leasehold improvements	562,738	544,211

	7,212,371	7,349,019
Less accumulated depreciation	(3,486,429)	(3,219,081)

Net Property and Equipment	3,725,942	4,129,938

Other Assets:
Deposits	702,292	2,913,855
Other assets	30,789	30,789
Debt issuance costs, net of accumulated amortization of $14,395 and $12,596	—	1,799
Patents, net of accumulated amortization of $273,106 and $725,956	831,910	1,691,505
Non-current deferred tax asset	2,893,680	—
Goodwill	—	15,039,836

Total Other Assets	4,458,671	19,677,784

Total Assets	$72,698,305	$91,360,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,790,086	$3,010,728
Accrued expenses	10,921,478	9,665,310
Sales commissions	339,997	404,899
Sales returns and allowances	1,918,771	1,611,052
Legal liability	740,000	785,000

Total Current Liabilities	15,710,332	15,476,989

Deferred tax liability	—	2,806,001

Total Liabilities	15,710,332	18,282,990

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,455,620 and 9,273,949 shares issued	9,455	9,274
Additional paid-in capital	38,741,790	37,077,316
Retained earnings	18,236,728	35,990,593

Total Stockholders’ Equity	56,987,973	73,077,183

Total Liabilities and Stockholders’ Equity	$72,698,305	$91,360,173

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008

Net sales	$25,626,789	$33,631,906
Cost of sales	6,829,913	10,378,915

Gross Profit	18,796,876	23,252,991

Selling, general and administrative expenses	10,150,409	8,836,878
Research and development	418,749	1,143,214

Income From Operations	8,227,718	13,272,899

Interest and other income	38,190	84,752

Income Before Income Tax Provision	8,265,908	13,357,651

Income tax provision	3,187,521	5,115,769

Net Income	$5,078,387	$8,241,882

Net Income Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,228,970	9,287,871
Net Income Per Share of Common Stock	$0.55	$0.89

Diluted:
Weighted Average Number of Common Shares Outstanding	9,228,970	9,582,672
Net Income Per Share of Common Stock	$0.55	$0.86
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008

Net sales	$32,543,026	$42,139,950
Cost of sales	9,622,975	13,573,198

Gross Profit	22,920,051	28,566,752

Selling, general and administrative expenses	26,639,046	17,299,004
Research and development	1,353,142	1,753,509
Impairment of goodwill and other assets	23,867,158	—

Income (Loss) From Operations	(28,939,295)	9,514,239

Interest and other income	85,470	191,986

Income (Loss) Before Income Tax Provision (Benefit)	(28,853,825)	9,706,225

Income tax provision (benefit)	(11,099,960)	3,730,200

Net Income (Loss)	$(17,753,865)	$5,976,025

Net Income (Loss) Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,199,561	9,326,993
Net Income (Loss) Per Share of Common Stock	$(1.93)	$0.64

Diluted:
Weighted Average Number of Common Shares Outstanding	9,199,561	9,599,826
Net Income (Loss) Per Share of Common Stock	$(1.93)	$0.62
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008

Cash Flows From Operating Activities
Net income (loss)	$(17,753,865)	$5,976,025
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	395,682	586,657
Amortization	56,672	75,242
Deferred income taxes	(11,535,585)	(316,037)
Common stock issued for compensation	1,490,342	1,482,784
Asset impairments and abandonments	24,287,130	—
Changes in assets and liabilities:
Accounts receivable	(8,198,496)	(17,895,049)
Insurance receivable	(25,386)	—
Interest and other receivables	(308,099)	55,266
Income taxes	(108,474)	1,518,213
Inventories	(1,336,989)	(680,223)
Prepaid expenses and other	(1,508,659)	(1,978,483)
Accounts payable	(1,220,642)	3,759,663
Accrued expenses	1,191,266	1,165,694
Legal liability	(45,000)	(35,000)
Sales returns and allowances	307,719	788,141

Net Cash Used By Operating Activities	(14,312,384)	(5,497,107)

Cash Flows From Investing Activities
Purchases of certificates of deposit	(3,736,525)	—
Maturities of certificates of deposit	7,371,439	—
Capital expenditures	(42,371)	(205,519)
Restricted cash	—	500,000
Deposits and other	(2,252,563)	12,692

Net Cash Provided By Investing Activities	1,339,980	307,173

Cash Flows From Financing Activities:
Issuance of common stock	1,362,219	1,023,157
Purchase of treasury stock	(1,187,906)	(4,042,330)

Net Cash Provided (Used) By Financing Activities	174,313	(3,019,173)

Net Decrease in Cash and Cash Equivalents	(12,798,091)	(8,209,107)

Cash and Cash Equivalents at Beginning of Period	25,144,088	27,932,672

Cash and Cash Equivalents at End of Period	$12,345,997	$19,723,565

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$8,000	$2.268,000
Supplemental Disclosure of Noncash Financing Activities:
Retirement of treasury stock	$1,187,906	$7,566,432
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Financial Statements
     The accompanying condensed consolidated balance sheet as of March 31, 2009, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements of Matrixx Initiatives, Inc. as of and for the three and six months ended September 30, 2009 have been prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, do not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments that are necessary so as to make the interim information not misleading, have been made. All references made in this Report to “Note” or “Notes” refer to these Notes to the Condensed Consolidated Financial Statements (“Financial Statements”). Results of operations for the three and six months ended September 30, 2009 are not necessarily indicative of results of operations that may be expected for the fiscal year ending March 31, 2010. The products we market are seasonal in nature. We record sales when products are shipped from our warehouse facilities to customers. Generally, the Company realizes fluctuations in sales volume as retailers stock our products and order displays to prepare for the cough and cold season, which usually runs from October through March. Consumer purchases of our products at retail are highest during the cough and cold season. It is recommended that this financial information be read in conjunction with the complete financial statements included in Matrixx’s Annual Report on Form 10-K for the period ended March 31, 2009 previously filed with the Securities and Exchange Commission.
     On September 30, 2009, Matrixx adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.
     We have evaluated subsequent events through the time of filing this Form 10-Q with the SEC on November 6, 2009.
2. Recently Issued Accounting Standards
     In June 2009, the FASB issued guidance which will amend the Consolidation Topic of the Codification (ASC Topic 810-10). This updated guidance requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The guidance is effective beginning on April 1, 2010. We do not expect the adoption of this guidance to have an impact on our financial statements.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The FASB issued guidance in the Subsequent Events Topic of the Codification in May 2009. The guidance is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and is required to be adopted prospectively. We adopted this guidance effective for the quarter ended June 30, 2009. The adoption of this guidance had no impact on our financial statements as of September 30, 2009, other than the additional disclosure.
     In August 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. The guidance is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted this guidance effective for the quarter ending June 30, 2009. There is no impact of the adoption on our financial statements as of September 30, 2009.
In October 2009, the FASB issued the following Accounting Standards Update (“ASU”):
     ASU No. 2009-13, Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to VSOE and VOE (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.
     This update require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. This update may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently evaluating the impact of adopting these updates on our consolidated financial statements.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Stock-Based Compensation
     The Company measures the cost of services received in exchange for equity instruments based on the grant-date fair value of the award and recognizes that cost in expense over the requisite service period. The Company uses the Black-Scholes option-pricing model in valuing option grants.
     The Company did not recognize any compensation expense for previously granted option awards during the three or six months ended September 30, 2009 or 2008. There were 144,700 options exercised in the three months ended June 30, 2009; no options were exercised in the three months ended September 30, 2009. No options were granted during the six months ended September 30, 2009 or 2008.
     The Company has granted restricted stock to directors, officers, and management employees as part of its overall compensation plan. Compensation expense is based on the closing stock price on the grant date, and is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense recognized in the quarter ended September 30, 2009, for restricted stock awards previously granted, was approximately $371,000, or $225,000 after tax, compared to approximately $304,000, or $187,000 after tax for the quarter ended September 30, 2008. During the six months ended September 30, 2009, the Company recognized approximately $718,000, or $434,000 after tax, compared to $819,000, or $504,000 after tax for the six months ended September 30, 2008, for compensation expense related to restricted stock awards. A one-time expense associated with a stock-based signing bonus accounted for approximately $270,000,or $170,000 after tax, of the expense recorded for the six months ended September 30, 2008.
4. Basic and Diluted Income (Loss) Per Share
     Basic earnings (loss) per share are calculated using the weighted average number of common shares outstanding. Diluted earnings (loss) per share are computed on the basis of the weighted average number of common shares outstanding plus the effect of dilutive securities. The Company’s stock options and restricted stock are considered dilutive securities and are included in the computation of diluted earnings (loss) per share using the “treasury stock” method.
     The table below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three and six months ended September 30, 2009 and 2008. Unvested restricted stock and options to purchase 449,649 and 400,923 shares of common stock for the three and six months ended September 30, 2009, respectively, were not included in the computation of diluted income (loss) per share because their effect would be anti-dilutive. Options to purchase 164,826 and 170,880 shares of common stock for the three and six months ended September 30, 2008, respectively, were not included in the computation of diluted income per share because their effect would be anti-dilutive.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss) applicable to common shareholders	$5,078,387	$8,241,882	$(17,753,865)	$5,976,025

Weighted average common shares outstanding — Basic	9,228,970	9,287,871	9,199,561	9,326,993
Dilutive Securities:
Options	—	138,410	—	134,560
Restricted Stock	—	156,391	—	138,273

Weighted average common shares outstanding — Diluted	9,228,970	9,582,672	9,199,561	9,599,826

Net income (loss) per common share:
Basic	$0.55	$0.89	$(1.93)	$0.64
Diluted	$0.55	$0.86	$(1.93)	$0.62
5. Inventories
     Inventories are stated at the lower of cost or market. The Company uses first-in, first-out to value inventory. Inventories consisted of the following at September 30, 2009 and March 31, 2009:

	September 30,	March 31,
	2009	2009
Raw materials and packaging	$813,210	$2,618,261
Finished goods	4,336,361	5,122,082

Total	$5,149,571	$7,740,343

6. Product Recalls, Withdrawals, and FDA Matters
     Zicam Cold Remedy Nasal Gel and Cold Remedy Gel Swabs Recall
     The Company received a warning letter from the Food and Drug Administration (the “FDA”) on June 16, 2009. Because of allegations of loss of smell, the FDA asserted that the Company was in violation of FDA regulations by failing to file new drug applications for its Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs and that those products were misbranded under FDA regulations for failing to adequately warn of the risk of smell loss, also known as anosmia. Although the Company disagrees with the FDA’s allegations, the Company cooperated with the FDA and recalled the Cold Remedy Nasal Gel and Cold Remedy Swabs from the market. These products accounted for approximately 40% of the Company’s net sales in fiscal 2009.
     For the quarter ended June 30, 2009, the Company recorded a $9.0 million reserve for estimated costs to recall the Cold Remedy Nasal Gel and Cold Remedy Swabs. The $9.0 million reserve was based on estimates associated with the expected levels of affected product at retail, costs to return the products, estimates of consumer returns, and other recall-related costs. The reserve charge was recorded in selling, general and administrative expense in the accompanying statement of operations for the six months ended September 30, 2009.

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
     For the quarter ended June 30, 2008, the Company recorded a $1.0 million reserve for estimated recall-related costs and charges. The reserve charge was recorded in selling, general and administrative expense and reduced operating income by an equal amount. The $1.0 million reserve was based on estimates associated with the expected levels of affected product at retail, costs to replace the product, and other recall-related costs. For the year ended March 31, 2009, the Company incurred and reserved $2.0 million for this recall. On September 2, 2008, the Company filed suit against Capricorn in the United States District Court for the District of Arizona to recover damages arising from the recall. On October 27, 2009, the Company agreed to terms to settle such litigation. See Note 7 — “Legal Proceedings” below for a discussion of the litigation, the settlement and other proceedings involving Capricorn.
     Canadian Products Withdrawal
     The Company introduced eight products for retail sales in Canada during the quarter ended September 30, 2008. The Company decided to withdraw the eight products from the Canadian marketplace and is focusing the Company’s marketing efforts wholly on U.S. sales. The withdrawal was initiated during the quarter ended September 30, 2009 and the Company recorded approximately $1.6 million to reserve for withdrawal charges and fees. The $1.6 million reserve was based on estimates of product at retail and costs to return the items to our distribution partner. In addition, the Company recorded a charge of $423,000 to write-down the inventory of products that are specific to the Canadian marketplace.
     FDA Matters
          Since shortly after the June 16, 2009 warning letter issued by the FDA regarding Zicam Cold Remedy nasal gel products, the Company has been engaged in informal discussions with the FDA. In October 2009, the FDA indicated it is unwilling to reverse its position. The Company is currently evaluating its options. In addition, the FDA recently issued the Company a Form 483, identifying several observations of individual cases where the FDA indicated the Company should have filed serious adverse event reports with the MedWatch Reporting system. The Company is reviewing the observations and will be responding soon.
7. Legal Proceedings
     The Company is involved in various product liability claims and other legal proceedings. The Company’s legal expense for these lawsuits continues to have a significant impact on the results of operations as the Company defends itself against the various claims.
     Among the principal matters pending to which the Company is a party are the following:
Product Liability Matters
     General. Since 2003, many lawsuits have been filed against us alleging that our Zicam Cold Remedy nasal gel products have caused the permanent loss or diminishment of the sense of smell or smell and taste. Prior to the Company’s receipt of the FDA’s June 16, 2009 warning letter (see Note 6 –

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
“Product Recalls”), the number of lawsuits filed against the Company was steadily declining; in fact, the numbers of pending lawsuits, plaintiffs, new lawsuits and potential claimants were at their lowest levels since early 2004.
     Since the Company’s receipt of the FDA warning letter, numerous product liability lawsuits have been filed against the Company, many of which cite the FDA warning letter as support for their claims. The lawsuits principally fall into two categories of product liability claims: (i) those seeking compensation for the loss or diminishment of the plaintiff’s sense of smell or smell and taste, alleged to have been caused by the use of Zicam Cold Remedy nasal gel products (i.e., personal injury claims) and (ii) those seeking compensation for the purchase price of the Zicam Cold Remedy nasal gel products or various forms of equitable relief such as disgorgement of profits, restitution and injunctive relief based on allegations that the Company misrepresented the safety and/or efficacy of such products to consumers (i.e., consumer fraud claims). All of the consumer fraud lawsuits have been filed as class actions but none of the classes has been certified to date (uncertified class actions are referred to as “putative” class actions). On October 9, 2009, a judicial panel ordered the centralization and transfer of a number of consumer fraud and personal injury actions pending in federal court to a federal court in the District of Arizona pursuant to federal multidistrict litigation procedures (See “Multi-District Litigation Matters” below for a discussion of the cases that have been consolidated and transferred). The Company intends to vigorously defend itself against each of these lawsuits.
     Our Position and Our Response. We believe the claims made in these lawsuits are scientifically unfounded and misleading and we disagree strongly with the FDA’s allegations that Zicam Cold Remedy nasal gel products are unsafe and that they were unlawfully marketed. The Company’s position is supported by the cumulative science, a multi-disciplinary panel of scientists, and the decisions of 10 separate federal judges in 10 different cases. Since shortly after the June 16, 2009 warning letter issued by the FDA regarding Zicam Cold Remedy nasal gel products, the Company has been engaged in informal discussions with the FDA. The FDA recently indicated it is unwilling to reverse its position. The Company is currently evaluating its options.
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

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     Total Pending Product Liability Lawsuits. As of October 27, 2009, the Company is aware of 72 pending product liability lawsuits against the Company, involving 257 plaintiffs. Of those cases, 48 are pending in Federal court and 24 are pending in State court (See Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for additional information on pending cases).
     Cases since July 1, 2009 (Pending in Federal Courts). The Company is aware of the following pending federal court cases, covering 40 named plaintiffs, which were filed against and/or served on the Company between July 1, 2009 and October 27, 2009:
          Personal Injury:

Date Filed	United States District Court	Lead Plaintiff
7/1/09	Southern District, Florida	Gonzales-Jones
7/2/09	Southern District, California	Tassi
7/2/09	Eastern District, New York	Coleman
7/6/09	Massachusetts	Alt
7/9/09	Hawaii	Yamasaki
7/10/09	Eastern Division, Texas	Echols
7/16/09	Southern District, Florida	Rhodes
7/29/09	Colorado	Lilak
7/30/09	Southern Division, Florida	Capiro
7/31/09	Eastern Division, Texas	King
8/3/09	Eastern Division, Texas	Head
8/13/09	Arizona	Butera
8/13/09	Puerto Rico	Pages
8/25/09	Arizona	Treadwell
8/31/09	Idaho	Nuss
9/4/09	Eastern Division, Texas	Griffin
9/11/09	Arizona	Fasano
9/16/09	Arizona	Lawson
9/18/09	Arizona	Arden
9/23/09	Puerto Rico	Nunez
9/23/09	Arizona	Mah
9/24/09	Arizona	Smith
10/16/09	Arizona	Vaughan
10/20/09	Arizona	Somjit
10/26/09	Arizona	Marion
10/26/09	Arizona	McCluskey

          Putative Class Action for Consumer Fraud:

Date Filed	United States District Court	Lead Plaintiff
7/6/09	Eastern Division, Arkansas	Thrasher
7/6/09	Southern District, Mississippi	Hammett
7/28/09	Northern Division, Georgia	Hand
7/30/09	Northern Division, Florida	Sitzes
8/3/09	Eastern Division, Michigan	Buszta
8/10/09	Middle Division, Alabama	Young
9/23/09	Eastern District, North Carolina	Siferd
10/12/09	Northern District, Ohio	Suhr
     Multi-District Litigation Matters. As previously disclosed, the Company filed a motion to consolidate and transfer all of the personal injury and consumer fraud matters, including any purported class actions, pending against the Company in federal court to the District of Arizona, pursuant to federal multidistrict litigation (“MDL”) procedures. On October 9, 2009, the Judicial Panel on Multidistrict Litigation (“Panel”) established MDL No. 2096 In Re: Zicam Cold Remedy Marketing and Sales Practices Litigation and centralized the consumer fraud and personal injury actions that involve common questions of fact before a federal court in the District of Arizona. With one exception, the Panel transferred all of the consumer fraud cases at issue in the original MDL request. The Panel also began the MDL transfer process for the remaining consumer fraud and personal injury matters pending against the Company in federal courts across the country. The plaintiffs in these remaining cases will have the opportunity to object to the MDL transfer of their specific case. The Panel determined that the case of Hohman et. al. vs. Matrixx Initiatives, Inc. et. al. (Northern District of Illinois) did not involve sufficient common questions of fact to allow for consolidation and transfer to the MDL at the present time. The Company expects any federal consumer fraud and personal injury matters filed in the future to be transferred and consolidated pursuant to the MDL transfer process, subject to the plaintiff’s opportunity to object.

     Cases since July 1, 2009 (Pending in State Courts). The Company is aware of the following state court cases, covering 61 named plaintiffs, which were filed against and/or served on the Company between July 1, 2009 and October 27, 2009:
          Personal Injury:

Date Filed	Court	Lead Plaintiff
7/2/09	Macon County, Illinois	Rohr
7/9/09	Broward County, Florida	Eichel
7/22/09	San Bernardino County, California	Richardson
7/31/09	McClean County, Illinois	Wood
8/10/09	San Francisco County, California	Lane
8/20/09	Stanislaus County, California	McDaniel
8/20/09	Whatcom County, Washington	Adams*
9/24/09	San Bernardino County, California	DeRosier
9/30/09	Maricopa County, Arizona	Hoffman
10/1/09	Oklahoma County, Oklahoma	Wyatt
10/1/09	Lee County, Florida	Luten
10/5/09	Marin County, California	Nissim
10/7/09	Lahaina County, Hawaii	Welsh
10/9/09	Calhoun County, Texas	Mikolas
10/16/09	San Francisco County, California	Bobrink
10/19/09	Broward County, Florida	Bunin
10/26/09	King County, Washington	Touhey

*	The Company is not a named defendant in the Adams case; however, the Company is contractually obligated to indemnify the defendant named therein, Botanical Laboratories, Inc.
          Putative Class Action for Consumer Fraud: None.
     Cases Dismissed Subsequent to June 30, 2009 (Federal Courts). The following federal court case filed against the Company, which was a personal injury lawsuit, was dismissed subsequent to June 30, 2009:

Date Filed	United States District Court	Named Plaintiff	Date Dismissed
2/29/08	Middle District, Louisiana	Carter	10/26/09
     Cases Dismissed Subsequent to June 30, 2009 (State Courts). The following state court cases against the Company, all of which were personal injury lawsuits, were dismissed subsequent to June 30, 2009:

Date Filed	Court	Named Plaintiff	Date Dismissed
11/3/06	Maricopa County, Arizona	Poole	7/28/09
1/13/05	Fresno County, California	Cash	9/28/09
8/14/09	Stanislaus County, California	McDaniel	10/15/09
     Settlement with Certain Claimants. During the last several months, the Company entered into settlement agreements with approximately 65 claimants who had previously threatened to file lawsuits against the Company. The individual settlement amounts were immaterial and were within our litigation reserves (see “Product Liability Litigation Reserves” below). In addition, the Company expects to enter into settlement agreements on the same terms with another approximately 105 claimants. The settlement documents for all claimants acknowledge that Matrixx denies any liability to them. Those who are eligible and elect to participate in the settlement program dismiss their claims with prejudice and provide written releases of their claims against the Company in return for their participation.
     Potential Claimants. In addition to the claimants involved in the settlements described above, approximately 398 potential claimants have advised the Company by means of a written notice that they are considering filing a lawsuit against, or are interested in pursuing settlement negotiations with, the Company. The Company is in the process of determining the nature or basis of their purported claims and when or if these potential claimants will ultimately file one or more lawsuits against the Company.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     Litigation Reserves. As of December 31, 2005, the Company established a reserve of $1.3 million for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions, some of which are described below, and was the amount, excluding defense costs, the Company believed it could reasonably estimate would be spent to resolve the remaining cases that had been filed or to resolve matters with the potential claimants. Some of the significant factors that were considered in the establishment of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy; settlements; and the number of cases that remained pending against the Company. There are events, such as the dismissal of any of the cases, the filing of new lawsuits, threatened claims, the outcome of a trial, rulings on pending evidentiary motions, or adverse publicity that may have an impact on the Company’s conclusions as to the adequacy of the reserve for the pending product liability lawsuits. The Company maintained a $740,000 reserve balance as of September 30, 2009. However, following the Company’s receipt of the FDA’s warning letter and the resulting increase in the number of product liability lawsuits being filed, the amounts that may be spent to resolve matters with actual and potential claimants could be higher than our reserve. The Company will continue to review the product liability situation and will adjust the litigation reserve in the future when we can reasonably estimate changes in the amounts and likelihood of resolving the claims. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.
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
     In response to the Company’s filing of the Arizona Action, on November 21, 2008, Capricorn filed suit against the Company in the United States District Court for the District of Delaware, Case No. 1:08-CV-00873-JJF (the “Delaware Action”), alleging that the Company infringed Capricorn’s patent and trademark rights and breached its confidentiality obligations. Capricorn sought damages and injunctive relief.
On October 27, 2009, the Company agreed to terms to settle the Arizona Action and the Delaware action. In connection with the settlement, Capricorn agreed to pay the Company $350,000 as reimbursement for recall-related expenses and granted the Company a limited license to certain of Capricorn’s patents. In addition, the Company will retain ownership of the RapidMelts trademark for its products, although Capricorn will be able to use the mark RapidMelt for its non-cold remedy products now, and beginning after a period of three years from the settlement date, in connection with cold remedy products.

Intellectual Property Protection
     On December 10, 2008, GMP Technologies, LLC (“GMP”) filed suit against the Company in the United Sates District Court for the Northern District of Illinois (Case No. 08CV7077) in response to a major retailer removing from its store shelves a private label swab product produced for the retailer by GMP. The complaint, as amended effective May 11, 2009, alleges that the retailer discontinued sales of the private label swab product after having been made aware of the Company’s patents relating to Zicam Cold Remedy Swabs (“Swab Patents”), and that the Company acted in bad faith in informing the retailer of the Swab Patents. GMP seeks to have the court determine that GMP’s product does not infringe the Swab Patents and to have the Company’s Swab Patents declared invalid. In addition, GMP seeks damages for its losses related to the retailer’s cancellation of the private label product following the Company’s providing notice to the retailer of the Swab Patents. The Company believes GMP’s allegations are without merit and has filed a motion to dismiss the Company from the case. The Company intends to defend itself vigorously. The Company also has asserted a counterclaim alleging that GMP is infringing the Swab Patents.
Securities Litigation Matters
Two class action lawsuits were filed in April and May 2004 against the Company, our previous President and Chief Executive Officer, Carl J. Johnson, and William J. Hemelt our President and Chief Executive Officer (previously our Acting President, Chief Financial Office and Chief Operating Officer), alleging violations of federal securities laws. On January 18, 2005, the cases were consolidated and the court appointed James V. Sircusano as lead plaintiff. The amended complaint also includes our Vice President of Research and Development, Timothy L. Clarot, as a defendant and was filed March 4, 2005. The consolidated case is Sircusano, et al. vs. Matrixx Initiatives, Inc., et al., in the United States District Court, District of Arizona, Case No. CV04-0886 PHX DKD. Among other things, the lawsuit alleges that between October 2003 and February 2004, we made materially false and misleading statements regarding our Zicam Cold Remedy products, including failing to adequately disclose to the public the details of allegations that our products caused damage to the sense of smell and of certain of the product liability lawsuits described above. We filed a motion to dismiss this lawsuit and, on March 8, 2006, the Company received an Order dated December 15, 2005 granting the motion to dismiss the case, without prejudice. On April 3, 2006, the plaintiff appealed the Order to the United States District Court of Appeals, Ninth Circuit, and the parties made oral arguments to the Ninth Circuit Court on June 9, 2009. On October 28, 2009, the Ninth Circuit Court issued its opinion. The Ninth Circuit reversed the decision of the United States District Court, District of Arizona, which had dismissed the case. The case will now proceed in the District Court unless the Company determines to seek a review of the Ninth Circuit’s decision. The Company is currently evaluating its options.
     A separate putative class action was filed on July 17, 2009 against the Company; William J. Hemelt, our President and Chief Executive Officer (previously our Acting President, Chief Financial Office and Chief Operating Officer); Samuel C. Cowley, our Vice President of Business Development, General Counsel and Secretary; Timothy L. Clarot, our Vice President of Research & Development; and Carl J. Johnson, our former President and Chief Executive Officer, alleging violations of federal securities laws. Shapiro et al. vs. Matrixx Initiatives, Inc. et al., in the United States District Court, District of Arizona, Case No. 2:09-cv-01479-ECV. The lawsuit alleges that the Company and the named officers failed to disclose to the FDA and to the public information about adverse events regarding the Zicam Cold Remedy nasal gel products and that the Company and such officers made false and misleading statements regarding the Company’s compliance with FDA regulations. The motion for lead plaintiff and approval of lead counsel is pending. The Company believes these allegations are without merit and intends to vigorously defend the lawsuit.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Shareholder Derivative Lawsuits
     On September 11, 2009, a shareholder derivative lawsuit was filed by Timothy Hall, on behalf of the Company, against all of the Company’s current directors and the following current and former officers of the Company: William Hemelt, Samuel Cowley and Carl Johnson. The lawsuit alleges, among other things, that the officers and directors named in the complaint violated their fiduciary duties to the Company by (i) misrepresenting the safety of the Zicam Cold Remedy nasal gel products, (ii) failing to warn consumers that use of the Zicam Cold Remedy nasal products could result in anosmia and (iii) failing to disclose reports of anosmia to the FDA and otherwise misrepresenting the Company’s compliance with FDA regulations. Timothy Hall v. William J. Hemelt, et al., United States District Court, District of Arizona.
     On September 18, 2009, a shareholder derivative lawsuit was filed by Theodore C. Klatt, on behalf of the Company, against all of the Company’s current directors and the following current and former officers of the Company: William Hemelt, Samuel Cowley, Carl Johnson, Timothy Clarot and James Marini. The lawsuit alleges, among other things, that the officers and directors named in the complaint violated their fiduciary duties to the Company by (i) misrepresenting the safety of the Zicam Cold Remedy nasal gel products, (ii) failing to warn consumers and shareholders that use of the Zicam Cold Remedy nasal products could result in anosmia and (iii) failing to disclose reports of anosmia to the FDA and otherwise misrepresenting the Company’s compliance with FDA regulations. Theodore C. Klatt v. William J. Hemelt, et al., United States District Court, District of Arizona.
     On October 14, 2009, the parties filed a stipulation to transfer the Klatt action and consolidate it with the Hall action. On November 4, 2009, the stipulation was granted.
     In accordance with and subject to the provisions of the Company’s Certificate of Incorporation, each of the named directors and current and former officers will be indemnified by the Company for their expenses incurred in defending each of these lawsuits and for any other losses that they may suffer as a result of these lawsuits.
Related Legal Matters — Informal Inquiries
     On June 19, 2009, the Company received an informal inquiry from the Securities and Exchange Commission (“SEC”) requesting certain documents and information relating to the FDA warning letter. The Company has since responded to the SEC and intends to continue its cooperation with the SEC in this informal inquiry.
     During the Company’s fiscal second quarter, the Company also received inquiries from two state government agencies that enforce consumer protection statutes. The Company is unclear about their objectives and level of interest in pursuing matters involving the Company, but intends to cooperate fully with them.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Legal Expense
     The Company is incurring significant legal expense for the lawsuits referenced above. For the quarter ended September 30, 2009, legal expense for product liability litigation, responding to the FDA warning letter, and the SEC informal inquiry, and litigating claims with one of its former manufacturers was approximately $2.4 million, compared to $759,000 for the quarter ended September 30, 2008. For the six months ended September 30, 2009 legal expense for product liability litigation, responding to the FDA warning letter and the SEC informal inquiry, and litigating claims with one of its former manufacturers was approximately $3.0 million, compared to $1.5 million for the six months ended September 30, 2008. Although the amount of product liability legal expense had been declining in recent quarters, we expect that legal expense will significantly increase as a result of the numerous lawsuits filed since the Company’s receipt of the FDA’s warning letter.
8. Goodwill and Asset Impairment Charges
     Intangibles consist of goodwill (which is the excess of purchase price over the net assets of businesses acquired), intellectual property, and trademarks. Goodwill is not amortized but finite-lived intangibles are amortized using the straight-line method. The Company’s $15.0 million in goodwill was related to the Company’s acquisition of the 40% Zicam, LLC interest acquired from Zensano, Inc. in December 2001. The business of Zicam, LLC at that time was to develop and produce homeopathic nasal gel products based on a proprietary zincum gluconium delivery system.
     Goodwill and certain other assets must be tested upon a triggering event to identify potential impairments and the amount of any impairment loss. In connection with the Company’s receipt of the FDA warning letter and the resulting recall of our nasal Cold Remedy products, the Company concluded a triggering event had occurred and performed an impairment assessment as of June 30, 2009. The Company performed an assessment within the fair value hierarchy, in which it evaluated, among other things, the impact of the foregoing events on the market’s perception of the value of the Company’s stock, the expected increase in legal activity, and the expected decline of Zicam product sales. The Company first determined the fair value using two valuation methodologies: (a) the income approach, which uses discounted cash flow projections, and (b) the market value approach, which uses quoted market prices. The assessment resulted in the Company recording a charge of $23.9 million, in the quarter ended June 30, 2009, to reduce the carrying amounts of goodwill and other tangible and intangible assets to fair value.
     The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes were appropriate in the circumstances, although it is reasonably possible that actual performance will differ from these assumptions. The most significant assumptions include those relating to our ability to sell nasal gel Cold Remedy products in the future, our ability to introduce new nasal products, sales expectations of our other swab products, and market trading multiples for the Company. These charges include: a non-cash impairment charge of $15.0 million related to the goodwill associated with the zincum gluconium nasal gel products; a non-cash impairment charge of $3.9 million to write-down the inventory value of nasal Cold Remedy products and other nasal application inventory; an impairment charge of $4.3 million ($3.4 million of which is non-cash) for a new swab manufacturing line that was recently built to produce our nasal swab product; and $616,000 for the unamortized amount of our Cold Remedy nasal gel patent. The charge totaled approximately $23.9 million ($14.6 million after-tax) and was included in “Impairment of Goodwill and Other Assets” in the accompanying statement of operations for the six months ended September 30, 2009.

     The changes in the carrying amount of goodwill and certain other assets measured at fair value on a nonrecurring basis during the six months ended September 30, 2009 were as follows:

		Quoted
		Prices in
		Active	Significant
	Six Months	Markets for	Other	Significant
	Ended	Identical	Observable	Unobservable	Total
	September	Assets	Inputs	Inputs	Gains
Description	30, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
Goodwill	$0			$0	($15,039,836)
Deposits	$0		$0		($4,283,685)
Patent	$0		$0		($615,877)
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
Overview
     The Company develops, markets and sells innovative, over-the-counter (OTC) healthcare products with an emphasis on those that utilize unique, novel and/or proprietary delivery systems that provide consumers with “Better Ways to Get Better®”. The Company currently markets its products within the U.S. $4.0-$5.0 billion overall cough and cold category at retail. Our Zicam products are sold in the cold remedy, allergy/sinus, cough and multi-symptom relief market groups of the overall cough and cold category. The Zicam Cold Sore and Healthy Z-ssentials products are also part of the cough/cold category. A mix of our products is currently available at all of the major food, drug, and mass merchant retailers.
     Most of the products we market are seasonal in nature, and sales at retail generally increase as the incidence of colds and flu rises. We record sales when products are shipped from our warehouse facilities to customers. During the July through September quarter, the Company’s sales volume is primarily affected by retailers stocking our products and ordering displays to prepare for the upcoming cough and cold season. Additional sales (re-orders) to retailers are highly dependent upon the incidence of illness within the population. Retail sales of our products are highest during the cough and cold season, which usually runs from October through March. We increase our advertising campaigns to coincide with the cough and cold season and generally realize higher advertising expense in the October through March time periods. Because of the seasonality of our business, results for any single quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
     This year’s cold and flu season is experiencing an unusually high incidence of illness early in the season. The increased illness levels appear to be driven by the prevalence of H1N1 flu. Cold and flu tracking data show levels of illness not usually experienced until later in the season. It is still early in the cold and flu season, and we cannot predict how the incidence of cold and flu will progress in coming months.
     On June 16, 2009 the Company received a warning letter from the Food and Drug Administration (the “FDA”) about two of its 19 existing Zicam products, specifically Zicam Cold Remedy Nasal Gel and

Zicam Cold Remedy Swabs. The FDA referred to complaints it had received of smell loss, also known as anosmia, associated with these products and asserted that the Company is in violation of FDA regulations by failing to file a new drug application for its Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs and that those products are misbranded under FDA regulations for failing to adequately warn of the risk of smell loss. Zicam Cold Remedy oral products and our other products in the Zicam Allergy/Sinus, Cough and Multi-symptom lines were not included in the letter.
     Although the Company disagrees with the FDA’s allegations, the Company has cooperated with the FDA and it recalled Zicam Cold Remedy Swabs and Zicam Cold Remedy Nasal Gel from the market. Consumer safety is and has always been the Company’s top priority and the Company’s position is supported by the cumulative science and has been confirmed by a multi-disciplinary panel of scientists. It is well understood in the medical and scientific communities that one of the most common causes of anosmia is the common cold, which Zicam Cold Remedy intranasal gel products are taken to treat (see Note 6-“Product Recalls, Withdrawals, and FDA Matters” and Note 7-“Legal Proceedings” for more information on the Company’s position with respect to the FDA warning letter). Given the enormous number of doses sold and colds treated, there is no reason to believe the rate of complaints of anosmia received is more than what would be expected in the general population. Nevertheless, the FDA recently indicated that it is unwilling to reverse its position. The FDA warning letter has had a material adverse impact on our business. The recall of two of our best-selling products required us to record a reserve for the recall and take impairment charges.
     Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs constituted approximately 40% of the Company’s net sales in fiscal 2009. The recall of these products will significantly adversely affect the Company’s revenue in the future. We are hopeful that users of those products will now purchase our oral Cold Remedy products. However, this recall may have a negative impact on both customer and consumer demand for Zicam products in the future. Due to the foregoing uncertainties, the Company withdrew its sales and earnings guidance for fiscal 2010. The Company is now executing operating plans that reflect fiscal 2010 revenue in the $65 million to $70 million range. In addition, due to increased marketing between November and March and ongoing legal expense, the Company expects to incur a net loss in the second half of fiscal 2010.
     The Company introduced eight products for retail sales in Canada during the fiscal quarter ended September 30, 2008. The Company decided to withdraw the eight products from the Canadian marketplace and is focusing the Company’s marketing efforts wholly on U.S. sales. The withdrawal was initiated during the quarter ended September 30, 2009, and the Company recorded approximately $1.6 million to reserve for withdrawal charges and fees. The $1.6 million reserve was based on estimates of product at retail and costs to return the items to our distribution partner. In addition, the Company recorded a charge of $423,000 to write-down the inventory of Canadian products.
     Certain information is set forth below for our operations, expressed in thousands of dollars and as a percentage of net sales, for the periods indicated:

	3 Months Ended September 30,				6 Months Ended September 30,
$000s	2009	% NS	2008	% NS	2009	% NS	2008	% NS
Net Sales	$25,627	100%	$33,632	100%	$32,543	100%	$42,140	100%
Marketing	$2,518	10%	$3,709	11%	$5,830	18%	$6,631	16%
Sales	$856	3%	$1,238	4%	$1,474	5%	$1,888	4%
General & Administrative	$4,385	17%	$3,134	9%	$16,367	50%	$7,281	17%
Litigation	$2,391	9%	$756	2%	$2,968	9%	$1,499	4%

Total Selling, General, and Administrative	$10,150	40%	$8,837	26%	$26,639	82%	$17,299	41%

Research & Development	$419	2%	$1,143	3%	$1,353	4%	$1,754	4%

Asset Impairments	$0	0%	$0	0%	$23,867	73%	$0	0%

     Net sales for the fiscal second quarter ended September 30, 2009 decreased 24% to $25.6 million compared to $33.6 million in the prior year’s second quarter. The lower sales comparison is primarily due to the loss of our nasal Cold Remedy products. U.S. unit sales of our other Zicam products increased 11%, lead by a 53% increase in Cold Remedy oral products. Additionally, we realized a higher average selling price during the quarter, compared to the prior year, netting approximately $1.5 million of increased sales. The higher average selling price was due to the mix of products sold and a price increase that became effective during the quarter ended September 30, 2008.
     For the six months ended September 30, 2009, net sales decreased 23% to $32.5 million, versus $42.1 million in the six months ended September 30, 2008. The lower sales comparison is primarily due to the loss of our Cold Remedy nasal products. U.S. unit sales of our other Zicam products increased 8%, lead by a 43% increase in Cold Remedy oral products. The average unit sales price did not change significantly for the six month year-over-year comparison due to increased in-store promotion during the first quarter of fiscal 2010.
Net income for the quarter ended September 30, 2009 was $5.1 million, or $0.55 per diluted share, compared to net income of approximately $8.2 million, or $0.86 per diluted share, for the quarter ended September 30, 2008. Net income for the quarter ended September 30, 2009 includes a charge of $1.6 million associated with the withdrawal of Zicam sales in Canada as well a write-down of $423,000 for Canadian product inventory. In addition, legal expense (for product liability litigation, responding to the FDA warning letter, and the SEC informal inquiry, and litigating claims with one of its former manufacturers) increased approximately $1.6 million to approximately $2.4 million during the quarter, compared to the prior year. We anticipate future legal expense will average approximately $2.0 million per quarter.
     The Company incurred a net loss for the six months ended September 30, 2009 of approximately $(17.8) million, or $(1.93) per diluted share, compared to net income of $6.0 million, or $0.62 per diluted share, for the six months ended September 30, 2008. This $23.8 million income decline includes pre-tax charges associated with the FDA warning letter and recall of our nasal Cold Remedy products. The charges include $9.0 million to reserve for recall related costs and $23.9 million for goodwill and other asset impairments in the quarter ended June 30, 2009. Net income for the six months ended September 30, 2008 included a $1.9 million reserve for charges associated with a previously reported recall of certain lots of Zicam Cold Remedy RapidMelt™ and ChewCap™ products.
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
     The Company’s management reviews several key indicators in evaluating overall performance. Historically, management has reviewed the indicators below; however, due to the recall of our nasal Cold Remedy products, the indicators below may not be indicators of future performance:
1)	We compare our year-to-date sales and net income performance against our stated annual goal for each. Due to the FDA action, we withdrew our previous guidance. The Company is now executing operating plans that reflect fiscal 2010 revenue in the $65 million to $70 million range. In addition, due to increased marketing between November and March and ongoing legal expense, the Company expects to incur a net loss in the second half of fiscal 2010.

2)	We monitor our share of the cough and cold market because increased consumer purchases of our products are an indicator of growth. Due to the recall and withdrawal from the market of our nasal Cold Remedy products, we are now comparing consumer consumption of our products excluding historical consumption of the nasal Cold Remedy products. We believe excluding those items will allow us to better evaluate the strength of the brand as well as conversion to oral Cold Remedy products. For the 12 weeks ended October 4, 2009, retail unit sales of our products (as measured by three outlet syndicated scanner data, not including our largest customer, Wal-Mart and excluding nasal Cold Remedy) increased approximately 4% over the comparable period in the previous year, while the entire cough and cold category increased approximately 2% over the same period. We believe the increase in the recent 12-week period relates to the increased incidence of illness early in the season compared to the prior year.

3)	We measure our ability to maintain strong gross margins on our products. During the quarter ended September 30, 2009, we realized an average gross margin of 73%, compared to the 69% average gross margin achieved in the quarter ended September 30, 2008. Gross margins on our existing products vary between 55% and 80%. The higher average gross margin realized in the quarter was due to a higher average selling price, as well as a lower average cost per unit sold.

4)	We evaluate our operating performance by reviewing, over time, our ability to decrease operating expenses as a percentage of net sales. We evaluate our ability to control operating expenses on an annual basis due to the seasonal fluctuations in quarterly net sales. If we realize a lower level of sales in the future due to an inability to sell our nasal Cold Remedy products, our operating expense as a percentage of sales will increase.

5)	We review the distribution and mix of our products by key national retailers. Our ten largest retail customers account for a substantial majority of our annual sales, and we encourage our largest customers to carry a mix of our highest-selling products. Retailers generally reset their cough and cold sections during the third calendar quarter of each year, at which time they add or discontinue products. During the past year, a number of our largest customers began selling private label versions of certain Zicam products. We have seen the number of private label products increase going into this year’s cold season. Private label products are generally sold at a substantial discount to branded products. An increase in private label sales could adversely affect our mix of products at retail as well as our future sales levels.
Critical Accounting Policies and Estimates
     Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
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
     We believe that our critical accounting policies and estimates include the accounting for intangible assets and goodwill, accounting for income taxes, revenue recognition, accounting for sales returns and allowances, accounting for legal contingencies, and accounting for product recalls.
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

     The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes were appropriate in the circumstances, although it is reasonably possible that actual performance will differ from these assumptions. The most significant assumptions included those relating to our ability to sell nasal gel Cold Remedy products in the future, our ability to introduce new nasal products, sales expectations of our other swab products, and market trading multiples for the Company. These charges include: a non-cash impairment charge of $15.0 million related to the goodwill associated with the acquisition of zincum gluconium nasal gel products and $616,000 for the unamortized amount of our Cold Remedy nasal gel patent. These charges were recorded in the quarter ended June 30, 2009 and are reflected in asset impairments in our Consolidated Statements of Operations for the six months ended September 30, 2009. In addition, due to our inability to commercialize our oral care product, we recorded a charge of $420,000 to write down the value of patents and certain other assets associated with the development of an oral care product developed to reduce tartar. We do not anticipate launching this product on our own and determined the assets associated with the product’s development were impaired. This charge was recorded in research and development expense.
     Income Taxes. The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has recorded deferred tax assets associated with tax loss carrybacks and carryforwards. These deferred tax asset amounts increased during the fiscal 2010 six-month period as a result of the Company’s current operating loss position. Deferred tax assets are evaluated on a quarterly basis to determine whether a valuation allowance is required. The Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which those temporary differences become deductible. Judgment is required in determining the future tax consequences of events that have been recognized in the Company’s consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated financial position or results of operations.
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
     Sales Returns and Allowances: The estimate for sales allowances reflects in-store promotional programs with our retail customers. Such programs include temporary price reductions, coupons, and rebates. We record the estimated cost for those programs when they occur. We review the allowances provision at least quarterly and adjust the reserve amounts if actual results differ materially from our estimate.
     The estimate for product returns reflects our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects potential product returns. We record a returns provision of 3.5% of gross sales for all of our products. We review the return provision at least quarterly and adjust the reserve amounts if actual product returns differ materially from our reserve percentage. Additionally, we adjust the returns provision when a determination is made that a product will be discontinued, either in whole or by certain retailers. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected. During the quarter ended June 30, 2009, we recorded a $750,000 increase to our return reserve, in excess of the customary 3.5% of gross sales, for anticipated returns expected in connection with retailers’ announced discontinuation of certain products. During the quarter ended June 30, 2008, we recorded a $1.0 million increase to our return reserve, in excess of the customary 3.5% of gross sales, for anticipated returns expected in connection with retailers’ announced discontinuation of certain products. For the quarters ended September 30, 2009 and 2008, we recorded returns provisions at 3.5% of gross sales.

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
     Legal Contingencies: We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. See Note 7 – “Legal Proceedings” to the Financial Statements for additional information regarding our pending and threatened litigation and our reserves for product liability litigation. While we are vigorously defending the Company in these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. The Company is required to accrue a contingent loss when the loss is deemed probable and reasonably estimable. The Company maintained a $740,000 reserve balance as of September 30, 2009. However, following the Company’s receipt of the FDA’s warning letter and the resulting increase in the number of product liability lawsuits being filed, the amounts that may be spent to resolve matters with actual and potential claimants could be higher than our reserve. The Company will continue to review the product liability situation and will adjust the litigation reserve in the future when we can reasonably estimate changes in the amounts and likelihood of resolving the claims.
Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,
	2009		2008
Net sales	$25,626,789	100%	$33,631,906	100%
Cost of sales	6,829,913	27	10,378,915	31

Gross profit	18,796,876	73	23,252,991	69
Selling, general and administrative	10,150,409	40	8,836,878	26
Research & development	418,749	2	1,143,214	3

Income from operations	8,227,718	32	13,272,899	39
Interest and other income	38,190	—	84,752	—
Interest expense	—	—	—	—

Income before income taxes	8,265,908	32	13,357,651	40
Provision for income taxes	3,187,521	12	5,115,769	15

Net Income	$5,078,387	20%	$8,241,882	25%

Net Sales
     Net sales for the three months ended September 30, 2009 were $25.6 million, versus net sales of $33.6 million for the quarter ended September 30, 2008. The decrease in net sales during the quarter ended September 30, 2009 is primarily associated with the inability to sell and market our nasal Cold Remedy products. U.S. unit sales of our other Zicam products increased 11%, lead by a 53% increase in Cold Remedy oral products. Additionally, we realized a higher average selling price during the quarter, compared to the prior year, netting approximately $1.5 million of increased sales.
Cost of Sales
     For the quarter ended September 30, 2009, our cost of sales decreased to $6.8 million, compared to $10.4 million for the quarter ended September 30, 2008. The decrease was primarily due to the lower number of units sold. In addition, the average cost per unit sold decreased due to lower unit product costs for several of our oral Cold Remedy products.

Gross Profit
     Gross profit for the three months ended September 30, 2009 was approximately $18.8 million, compared to gross profit of approximately $23.3 million for the quarter ended September 30, 2008. The lower gross profit is primarily attributable to the decreased net sales recorded during the quarter, compared to the prior year. Gross margin for the quarter ended June 30, 2009 was 73%, compared to 69% in the comparable quarter ended September 30, 2008. The increased gross margin is attributable to the higher average unit sales price and lower average unit cost realized in the quarter. Gross margin is affected by the relative mix of products sold, promotional activity, changes in product sales prices, and product cost changes that may occur.
Selling, General & Administrative (SG&A)
     SG&A expense for the quarter ended September 30, 2009 increased to approximately $10.2 million from approximately $8.8 million in the quarter ended September 30, 2008. The higher SG&A expense is due to a $1.6 million charge recorded in the quarter ended September 30, 2009, to account for costs and charges related to the withdrawal of Zicam products from Canada. During the comparable quarter of the prior year, there was a $900,000 charge due to a recall of certain oral Cold Remedy products. Marketing expense decreased approximately $1.2 million compared to the second fiscal quarter of 2008. Marketing expense for allergy/sinus products and our previous antacid product was approximately $1.8 million less, while Cold Remedy marketing expense increased approximately $700,000. There was an increase in labor expense of approximately $450,000 associated with employee retention plans. We expect SG&A expenses in future periods will vary largely in relation to the level of our advertising and legal expenditures.
     Legal expense (for product liability litigation, responding to the FDA warning letter, and the SEC informal inquiry, and litigating claims with one of our former manufacturers) increased approximately $1.6 million to approximately $2.4 million during the quarter, compared to the prior year. We anticipate future legal expense will average approximately $2.0 million per quarter (see Note 7-“Legal Proceedings” for additional information).
Research and Development
     Research and development expense was approximately $419,000 in the quarter ended September 30, 2009, versus $1.1 million in the quarter ended September 30, 2008. The timing of research and development spending can vary throughout the year and is not generally associated with our seasonal sales patterns.
Interest & Other Income
     Interest and other income was approximately $38,000 in the quarter ended September 30, 2009 versus approximately $85,000 in the quarter ended September 30, 2008. Despite our higher cash balances, interest income decreased due to lower interest rates. There was no interest expense in the quarters ended September 30, 2009 or 2008.
Income Before Income Taxes
     Income before income tax for the three months ended September 30, 2009 was approximately $8.3 million, compared to approximately $13.4 million for the quarter ended September 30, 2008. The lower income is due to the lower level of sales and increased SG&A expense. We expect that income (loss) in future periods will be significantly impacted by the sales levels of our remaining products, product introductions, and changes in our advertising, research and development, and legal expenses. We anticipate quarterly operating results will continue to vary along with the seasonality of sales.
Provision for Income Taxes
     We recorded an income tax expense at our combined estimated annual effective tax rate of approximately 39%. Due to income from operations incurred in the quarter ended September 30, 2009, we recognized income tax expense of approximately $3.2 million, compared to $5.1 million in the quarter ended September 30, 2008.

Net Income
     Net income was approximately $5.1 million in the quarter ended September 30, 2009, compared to net income of approximately $8.2 million in the quarter ended September 30, 2008.
Results of Operations for the Six Months Ended September 30, 2009 Compared to the Six Months Ended September 30, 2008
     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Six Months Ended September 30,
	2009		2008
Net sales	$32,543,026	100%	$42,139,950	100%
Cost of sales	9,622,975	30	13,573,198	32

Gross profit	22,920,051	70	28,566,752	68
Selling, general and administrative	26,639,046	82	17,299,004	41
Research & development	1,353,142	4	1,753,509	4
Asset Impairments	23,867,158	73	—	—

Income (Loss) from operations	(28,939,295)	(89)	9,514,239	23
Interest and other income	85,470	—	191,986	—
Interest expense	—	—	—	—

Income (Loss) before income taxes	(28,853,825)	(89)	9,706,225	23
Provision (Benefit) for income taxes	(11,099,960)	(34)	3,730,200	16

Net Income (Loss)	$(17,753,865)	(55)%	$5,976,025	14%

Net Sales
     Net sales for the six months ended September 30, 2009 were $32.5 million, versus net sales of $42.1 million for the six months ended September 30, 2008. The decrease in net sales is primarily associated with the inability to sell and market our nasal Cold Remedy products. U.S. unit sales of our other Zicam products increased 8%, lead by a 43% increase in Cold Remedy oral products. The average unit sales price did not change significantly for the six month year-over-year comparison due to increased in-store promotion during the first quarter of fiscal 2010. For the six months ended September 30, 2009, we recorded a $750,000 increase to our return reserve, in excess of the customary 3.5% of gross sales, for anticipated returns expected in connection with retailers’ discontinuation of certain products. This compares to a $1.0 million increase recorded in the comparable quarter of the prior year.
Cost of Sales
     For the six months ended September 30, 2009, our cost of sales decreased to $9.6 million, compared to $13.6 million for the six months ended September 30, 2008. The decrease was primarily due to the lower number of units sold and, to a lesser degree, a lower average cost per unit sold.
Gross Profit
     Gross profit for the six months ended September 30, 2009 was approximately $22.9 million, compared to gross profit of approximately $28.6 million for the six months ended September 30, 2008. The lower gross profit is primarily attributable to the decreased net sales recorded during the six month period, compared to the prior year. Gross margin for the six months ended September 30, 2009 was 70%, compared to 68% gross margin achieved in the comparable period ended September 30, 2008. Gross margin is affected by the relative mix of products sold, promotional activity, changes in product sales prices, and product cost changes that may occur.

Selling, General & Administrative (SG&A)
     SG&A expense for the six months ended September 30, 2009 increased to approximately $26.6 million from approximately $17.3 million in the six months ended June 30, 2008. The higher SG&A expense is primarily due to a $9.0 million charge recorded in the quarter ended June 30, 2009, to account for estimated costs and charges related to the recall of nasal Cold Remedy products. In addition, a $1.6 million charge was recorded in the quarter ended September 30, 2009 to account for costs and charges related to the withdrawal of Zicam products from Canada. During the comparable six months of the prior year there was a $1.9 million charge due to a recall of certain oral Cold Remedy products.
     Marketing expense declined approximately $800,000 due to a $3.0 million decrease in marketing our allergy/sinus and Xcid™ antacid products, which was partially offset by a $2.1 million increase in Zicam Cold Remedy marketing expense. There was a decrease in sales expense of approximately $415,000 due to the lower sales level. We expect SG&A expenses in future periods will vary largely in relation to the level of our advertising and legal expenditures.
     Legal expense was approximately $3.0 million for the six months ended September 30, 2009, compared to approximately $1.5 million in the six months ended September, 2008 (for product liability litigation, responding to the FDA warning letter, and the SEC informal inquiry, and litigating claims with one of its former manufacturers). We anticipate future legal expense will average approximately $2.0 million per quarter (see Note 7- “Legal Proceedings”).
Research and Development
     Research and development expense was approximately $1.4 million in the six months ended September 30, 2009, versus $1.8 million in the six months ended September 30, 2008. Due to our inability to commercialize our oral care product, we recorded a charge of $420,000 to write down the value of patents and certain other assets associated with the development of an oral care product developed to reduce tartar. The timing of research and development spending can vary throughout the year and is not generally associated with our seasonal sales patterns.
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
Interest & Other Income
     Interest and other income was approximately $85,000 in the six months ended September 30, 2009 versus approximately $192,000 in the six months ended September 30, 2008. Interest income decreased due to lower interest rates. There was no interest expense in the six months ended September 30, 2009 or 2008.
Income (Loss) Before Income Taxes
     Loss before income tax for the six months ended September 30, 2009 was approximately ($28.9) million, compared to income before taxes of approximately $9.7 million for the six months ended September 30, 2008. The increased loss is primarily due to the recall-related charges and the impairments to goodwill and other assets associated with the recall of our nasal Cold Remedy products discussed above. We expect that income (loss) in future periods will be significantly impacted by the sales levels of our remaining products, product introductions, and changes in our advertising, research and development, and legal expenses. We anticipate operating results will continue to vary along with the seasonality of sales.

Provision (Benefit) for Income Tax Expense
     We recorded an income tax benefit at our combined estimated annual effective tax rate of approximately 39%. Due to the loss from operations incurred in the six months ended September 30, 2009, we recognized a benefit for income tax expense of approximately $(11.1) million, compared to income tax expense of $3.7 million in the six months ended September 30, 2008. The benefit for income tax recorded in the six months ended September 30, 2009 is based on an expectation of utilizing a tax loss carry back to the prior two years.
Net Income (Loss)
     Net loss was approximately ($17.8) million in the six months ended September 30, 2009, compared to net income of approximately $6.0 million in the six months ended September 30, 2008.
Liquidity and Capital Resources
     Our working capital was $48.8 million as of September 30, 2009, compared to $52.1 million at March 31, 2009. As of September 30, 2009, our cash, cash equivalents and certificates of deposit balance was $23.6 million, $16.4 million below the $40.0 million at March 31, 2009. The decrease in cash and cash equivalents is primarily due to working capital needs preparing for the cold season, sales during the quarter that are expected to be converted to cash during the quarter ending December 31, 2009, and refunds associated with the recall of our nasal Cold Remedy products. The Company generally invests the majority of excess cash directly in a fund of U.S. Treasury Securities, U.S. government securities and repurchase agreements, and bank certificates of deposit insured by the U.S. government.
     During the quarter ended September 30, 2009, trade receivables increased to $23.0 million from $14.8 million at March 31, 2009. The Company’s principal source of liquidity is cash generated from sales of our products to retailers and distributors. The majority of sales are given 30-day credit terms; however, payment terms are occasionally extended, as retailers begin to increase inventory of our products prior to the onset of the cough and cold season. The Company records an estimated allowance for potentially uncollectible accounts, which is reviewed at least quarterly. We believe our allowance as of September 30, 2009 is adequate. As a result of the Company’s current operating loss position, the Company has recorded deferred tax assets associated with tax loss carrybacks and tax credit carryforwards. Differences between anticipated and actual outcomes of these deferred tax assets could have a material impact on the Company’s cash position in future periods.
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
     The Company is involved in various product liability claims and other legal proceedings. The Company’s legal expense for these lawsuits continues to have a material impact on the results of operations and requires a significant use of cash as the Company defends itself against the various claims. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have defenses in these matters, we could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our cash position in any particular period. In addition, due to the various product liability claims, we may need to reserve a significant amount of cash for product liability insurance coverage.
     Historically, the Company has had very low capital expenditures because we rely on third party manufacturers to produce our products. Typical capital expenditures include investments in technology, office furniture, leasehold improvements, and small tooling requirements. The Company’s former facility lease for its corporate offices expired during fiscal 2008 and we leased new corporate office and R&D space in March 2008. The relocation required capital expenditures and tenant improvements of approximately $650,000, which we will amortize over the term of the new lease (approximately five years). The Company occasionally provides deposits and prepayments to our manufacturers to improve and increase manufacturing capabilities for our products. In 2006, the Company invested $4.2 million for an automated manufacturing line that produces our swab products. Based on the sales growth of our swab products, and our previous assumptions as to continued growth, we purchased a second swab manufacturing line. However, due to the recall of our Cold Remedy swab product, we determined the new swab manufacturing line was impaired and, during the quarter ended June 30, 2009, we recorded a charge of $4.3 million to reduce the carrying amount of the new manufacturing line to fair value. In addition, the Company occasionally provides deposits and prepayments to our manufacturers to improve and increase manufacturing capabilities for our products.
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
Off-Balance Sheet Arrangements
     As of September 30, 2009, we did not have any off-balance sheet arrangements.
Contractual Obligations
     We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations
	(In thousands of dollars)
	Payments due by Period as of September 30, 2009
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	1,665	426	892	347	0
Purchase Obligations	3,006	3,006	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$4,671	$3,432	$892	$347	$0

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
•	our belief that the reserve for recall costs will be sufficient;
•	our expectations regarding the impact of the recall on demand for Zicam products;
•	our expectation that previous users of our nasal Cold Remedy product will now purchase our oral Cold Remedy product;
•	our expectations regarding returns of discontinued products;
•	our expectation regarding continued expansion of the Zicam line of products;
•	our expectation of achieving fiscal 2010 revenue in the $65 million to $70 million range
•	our expectation of incurring a net loss in the second half of fiscal 2009;
•	our belief that our allowance for uncollectible accounts is adequate;
•	our expectation that legal expense will average approximately $2 million per quarter;
•	our expectation that any federal consumer fraud and personal injury matter filed in the future will be transferred and consolidated pursuant to the MDL transfer process, subject to the plaintiff’s opportunity to object;
•	our belief that the increased incidence of colds and flu early in the 2009/2010 cold season may result in increased early season sales of our products;
•	our intention to vigorously defend the Zicam Cold Remedy product liability and securities litigation claims, our expectation that additional product liability lawsuits may be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;
•	our expectations regarding litigation reserves;
•	our belief that our allowance for uncollectible accounts is adequate;

•	our expectation that sales in future periods may be affected by the recall of our nasal Cold Remedy products;
•	our expectations regarding the effect of accounting standard updates;
•	our expectation that our mix of products sold will change due to seasonality and varying growth rates within the market groups;
•	our expectation that retailers will replace, at least in part, discontinued or recalled items with new or different Zicam products;
•	our expectations regarding private label competition;
•	our expectation that sales to retailers will closely mirror retails sales of our products to consumers;
•	our intention to review our product return reserve provision regularly and adjust the reserve amounts if actual product returns differ materially from our reserve estimates;
•	our expectation of making income tax payments at our statutory rates in future years;

•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold;
•	our expectation that our net income and operating expenses in future periods will vary largely in connection with the level of our sales, advertising, research and development, and legal expenses;
•	our expectations regarding derivative instruments;
•	our expectation that earnings in future periods will be significantly impacted by the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;
•	our expectation that advertising expense will be highest in our third and fourth fiscal quarters;
•	our belief that our existing capital resources are sufficient to fund our operations and capital requirements for the next 12 months;
•	our expectations regarding our manufacturers ability to timely produce inventory adequate for sales of products through the 2009/2010 cough and cold season;
•	our belief that Capricorn is responsible for costs we incurred in connection with the recall of certain lots that Capricorn manufactured ;
•	our belief that moderate interest rate increases and current uncertainties regarding the availability of credit will not have a material adverse impact on our results of operations or financial position in the foreseeable future.
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
     Statements in this Report on Form 10-Q, including those set forth in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” describe factors that could contribute to or cause actual results to differ materially from our expectations. Other such factors include (i) less than anticipated demand for our current and future products; (ii) a weak cough and cold season; (iii) lack of market acceptance for or uncertainties concerning the efficacy or safety of our current and future products or regulatory actions, including product recalls, involving our products; (iv) difficulties in manufacturers meeting production requirements or maintaining sufficient inventories to meet unexpectedly high demand in the short term; (v) financial difficulties encountered by one or more of our principal customers; (vi) difficulties in obtaining additional capital for marketing, research and development, and other expenses; (vii) material litigation involving patent and contractual claims, product liability claims, consumer issues and securities violation claims; (viii) the possibility of delays or other difficulties in implementing product improvements and introducing to the marketplace new products and brands, whether domestically or internationally; (ix) issues with suppliers; (x) the possibility that future sales of our products will not be as strong as expected; (xi) adverse publicity regarding our products or advertising restrictions; (xii) increased competition from private label manufacturers; and (xiv) adverse economic changes that affect consumer demand.
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
     Our line of credit with Comerica Bank expired in July 2009 and we did not attempt to renew it. At no time during the quarter ended September 30, 2009 did we have any outstanding borrowings on this line of credit. Consequently, we believe that interest rate increases and the current uncertainties regarding available credit will not have a material adverse impact on our results of operations or financial position in the foreseeable future.
     As of September 30, 2009 and March 31, 2009, we did not participate in any financial-market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

Item 4.	Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
     See Note 7 – “Legal Proceedings” for a discussion of the principal legal proceedings to which the Company is a party.

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
     At our 2009 annual meeting of stockholders held on August 26, 2009, our stockholders elected each of William C. Egan, for a two-year term, and Samuel C. Cowley and L. White Matthews, III, for three-year terms, to our Board of Directors. There were present at the meeting, in person or by proxy, stockholders of the Company who were holders of record on the record date of 7,659,269 shares of common stock, or 81% of the total shares of the outstanding common stock of the Company, which constituted a quorum. Of the 9,455,620 shares entitled to vote in such election, the votes cast were as follows:

Director	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
William C. Egan	7,043,081	616,188	0	0
Samuel C. Cowley	7,131,432	527,837	0	0
L. White Matthews, III	7,135,962	523,307	0	0
     At the time of the annual meeting, the Company’s three other directors, Lori H. Bush, John M. Clayton, Ph.D., and Michael Zeher, were not scheduled for election.
     Stockholders also approved an amendment to the Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan (the “2001 Incentive Plan”) to increase the number of shares authorized for issuance thereunder from 1,500,000 to 2,250,000, to extend the term of the 2001 Incentive Plan for an additional five years, and to make other technical changes to update and clarify certain aspects of the 2001 Incentive Plan. Of the 9,455,620 shares entitled to vote, the votes cast were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
2,905,942	636,732	9,859	4,106,736
     Additionally, stockholders ratified the appointment of Mayer Hoffman McCann P.C. as the independent registered public accounting firm of Matrixx Initiatives, Inc. for the fiscal year ending March 31, 2010. Of the 9,455,620 shares entitled to vote, the votes cast were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
7,366,858	229,404	63,006	0
Item 6. Exhibits

Exhibit No.	Title

3.01	Articles of Incorporation and Amendments thereto of the registrant (1)

3.02	Bylaws of the registrant (2)

4.01	Rights Agreement dated as of July 22, 2002 by and between the registrant and Corporate Stock Transfer, Inc. (3)

10.01* **	Form of Executive Retention Agreement (4)

Exhibit No.	Title

10.02* **	Executive Retention Agreement Trust

31.1*	Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350

*	Filed with this Report on Form 10-Q.

**	Indicates management compensatory contract, plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

(2)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed July 25, 2006, file number 001-31404.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, filed July 23, 2002, file number 001-31404.

(4)	See the Registrant’s Form 8-K, filed September 10, 2009, file number 001-31404.
SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrixx Initiatives, Inc.
/s/ William J. Hemelt
William Hemelt
President and Chief Executive Officer November 6, 2009