Form 10-Q
period 2009-12-31
MATRIXX INITIATIVES INC
filed 2010-02-05
CIK 1006195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
There were 9,455,620 shares of the registrant’s common stock, $.001 par value, outstanding as of February 5, 2010.

MATRIXX INITIATIVES, INC.
FORM 10-Q
INDEX
Unless otherwise indicated in this quarterly report, “Matrixx,” “us,” “we,” “our”, “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2009	2009

ASSETS

Current Assets:
Cash and cash equivalents	$25,784,190	$25,144,088
Certificates of deposit	7,485,803	14,870,717
Accounts receivable:
Trade, net of allowance for doubtful accounts of $227,577 and $226,180	15,786,964	14,769,485
Other receivable	311,669	—
Insurance receivable	50,900	25,514
Inventories	5,340,214	7,740,343
Prepaid expenses	4,376,150	2,035,628
Interest receivable	7,879	13,867
Income tax receivable	1,439,479	1,316,102
Current deferred tax asset	5,192,481	1,636,707

Total Current Assets	65,775,729	67,552,451

Property and Equipment, at cost:
Office furniture and computer equipment	1,722,176	1,738,727
Machine tooling and manufacturing equipment	4,402,847	4,581,866
Laboratory furniture and equipment	486,459	484,215
Leasehold improvements	562,738	544,211

	7,174,220	7,349,019
Less accumulated depreciation	(3,649,612)	(3,219,081)

Net Property and Equipment	3,524,608	4,129,938

Other Assets:
Deposits	636,924	2,913,855
Other assets	30,789	30,789
Debt issuance costs, net of accumulated amortization of $14,395 and $12,596	—	1,799
Patents, net of accumulated amortization of $292,157 and $725,956	812,858	1,691,505
Non-current deferred tax asset	2,754,926	—
Goodwill	—	15,039,836

Total Other Assets	4,235,497	19,677,784

Total Assets	$73,535,834	$91,360,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,359,212	$3,010,728
Accrued expenses	7,189,682	9,665,310
Sales commissions	652,729	404,899
Sales returns and allowances	1,305,492	1,611,052
Legal liability	740,000	785,000

Total Current Liabilities	12,247,115	15,476,989

Deferred tax liability	—	2,806,001

Total Liabilities	12,247,115	18,282,990

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,455,620 and 9,273,949 shares issued	9,455	9,274
Additional paid-in capital	39,216,153	37,077,316
Retained earnings	22,063,111	35,990,593

Total Stockholders’ Equity	61,288,719	73,077,183

Total Liabilities and Stockholders’ Equity	$73,535,834	$91,360,173

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	2009	2008

Net sales	$28,462,685	$38,702,412
Cost of sales	7,649,820	11,204,657

Gross Profit	20,812,865	27,497,755

Selling, general and administrative expenses	14,067,533	18,869,536
Research and development	543,478	796,996

Income From Operations	6,201,854	7,831,223

Interest and other income	33,553	47,929

Income Before Income Tax Provision	6,235,407	7,879,152

Income tax provision	2,409,024	3,127,707

Net Income	$3,826,383	$4,751,445

Net Income Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,228,970	9,179,232
Net Income Per Share of Common Stock	$0.41	$0.52

Diluted:
Weighted Average Number of Common Shares Outstanding	9,228,970	9,471,944
Net Income Per Share of Common Stock	$0.41	$0.50
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	2009	2008

Net sales	$61,005,711	$80,842,362
Cost of sales	17,272,795	24,777,855

Gross Profit	43,732,916	56,064,507

Selling, general and administrative expenses	40,706,579	36,168,540
Research and development	1,896,620	2,550,505
Impairment of goodwill and other assets	23,867,158	—

Income (Loss) From Operations	(22,737,411)	17,345,462

Interest and other income	119,023	239,915

Income (Loss) Before Income Tax Provision (Benefit)	(22,618,418)	17,585,377

Income tax provision (benefit)	(8,690,936)	6,857,907

Net Income (Loss)	$(13,927,482)	$10,727,470

Net Income (Loss) Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares Outstanding	9,209,400	9,277,560
Net Income (Loss) Per Share of Common Stock	$(1.51)	$1.16

Diluted:
Weighted Average Number of Common Shares Outstanding	9,209,400	9,564,561
Net Income (Loss) Per Share of Common Stock	$(1.51)	$1.12

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$(13,927,482)	$10,727,470
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	579,557	1,017,754
Amortization	75,723	112,863
Deferred income taxes	(9,116,701)	60,135
Common stock issued for compensation	1,964,705	1,764,123
Asset impairments and abandonments	24,287,130	—
Changes in assets and liabilities:
Accounts receivable	(1,017,479)	(12,993,272)
Insurance receivable	(25,386)	19,815
Interest and other receivables	(305,681)	68,324
Income taxes	(123,377)	(1,072,817)
Inventories	(1,527,632)	1,073,672
Prepaid expenses and other	(2,340,522)	(382,460)
Accounts payable	(651,516)	4,943,409
Accrued expenses	(2,227,798)	2,589,166
Legal liability	(45,000)	(35,000)
Sales returns and allowances	(305,560)	450,422

Net Cash Provided (Used) By Operating Activities	(4,707,019)	8,343,604

Cash Flows From Investing Activities
Purchases of certificates of deposit	(3,736,525)	—
Maturities of certificates of deposit	11,121,439	—
Capital expenditures	(24,912)	(447,331)
Restricted cash	—	500,000
Deposits and other	(2,187,194)	(14,464)

Net Cash Provided By Investing Activities	5,172,808	38,205

Cash Flows From Financing Activities:
Issuance of common stock	1,362,219	1,138,157
Purchase of treasury stock	(1,187,906)	(6,786,597)

Net Cash Provided (Used) By Financing Activities	174,313	(5,648,440)

Net Increase in Cash and Cash Equivalents	640,102	2,733,369

Cash and Cash Equivalents at Beginning of Period	25,144,088	27,932,672

Cash and Cash Equivalents at End of Period	$25,784,190	$30,666,041

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$8,000	$7,588,795
Supplemental Disclosure of Noncash Financing Activities:
Retirement of treasury stock	$1,187,906	$7,650,054
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Financial Statements
     The accompanying condensed consolidated balance sheet as of March 31, 2009, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements of Matrixx Initiatives, Inc. as of and for the three and nine months ended December 31, 2009 have been prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, do not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments that are necessary so as to make the interim information not misleading, have been made. All references made in this Report to “Note” or “Notes” refer to these Notes to the Condensed Consolidated Financial Statements (“Financial Statements”). Results of operations for the three and nine months ended December 31, 2009 are not necessarily indicative of results of operations that may be expected for the fiscal year ending March 31, 2010. The products we market are seasonal in nature. We record sales when products are shipped from our warehouse facilities to customers. Generally, the Company realizes fluctuations in sales volume as retailers stock our products and order displays to prepare for the cough and cold season, which usually runs from October through March. Consumer purchases of our products at retail are highest during the cough and cold season. It is recommended that this financial information be read in conjunction with the complete financial statements included in Matrixx’s Annual Report on Form 10-K for the period ended March 31, 2009 previously filed with the Securities and Exchange Commission.
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
     We have evaluated subsequent events through the time of filing this Form 10-Q with the SEC on February 5, 2010.
2. Recently Issued Accounting Standards
     In June 2009, the FASB issued guidance which will amend the Consolidation Topic of the Codification (ASC Topic 810-10). This updated guidance requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The guidance is effective for the Company on April 1, 2010. We do not expect the adoption of this guidance to have an impact on our financial statements.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In August 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. The guidance is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted this guidance effective for the quarter ending June 30, 2009. There is no impact of the adoption on our financial statements as of December 31, 2009.
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
     This update requires expanded qualitative and quantitative disclosures and is effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. This update may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We do not expect the adoption of this guidance to have an impact on our financial statements.
3. Stock-Based Compensation
     The Company measures the cost of services received in exchange for equity instruments based on the grant-date fair value of the award and recognizes that cost in expense over the requisite service period. The Company uses the Black-Scholes option-pricing model in valuing option grants.
     The Company did not recognize any compensation expense for previously granted option awards during the three or nine months ended December 31, 2009 or 2008. There were no options exercised in the three months ended December 31, 2009; 144,700 options were exercised in the nine months ended December 31, 2009. No options were granted during the nine months ended December 31, 2009 or 2008.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company has granted restricted stock to directors, officers, and employees as part of its overall compensation plan. Compensation expense is based on the closing stock price on the grant date, and is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense recognized in the quarter ended December 31, 2009, for restricted stock awards previously granted, was approximately $371,000, or $225,000 after tax, compared to approximately $107,000, or $66,000 after tax, for the quarter ended December 31, 2008. During the nine months ended December 31, 2009, the Company recognized approximately $1.1 million, or $659,000 after tax, compared to $926,000, or $565,000 after tax, for the nine months ended December 31, 2008, of compensation expense related to restricted stock awards. A one-time expense associated with a stock-based signing bonus accounted for approximately $270,000 or $170,000 after tax, of the expense recorded for the nine months ended December 31, 2008.
4. Basic and Diluted Income (Loss) Per Share
     Basic earnings (loss) per share are calculated using the weighted average number of common shares outstanding. Diluted earnings (loss) per share are computed on the basis of the weighted average number of common shares outstanding plus the effect of dilutive securities. The Company’s stock options and unvested restricted stock are considered dilutive securities and are included in the computation of diluted earnings (loss) per share using the “treasury stock” method.
     The table below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three and nine months ended December 31, 2009 and 2008. Unvested restricted stock and options to purchase 449,649 and 443,057 shares of common stock for the three and nine months ended December 31, 2009, respectively, were not included in the computation of diluted income (loss) per share because their effect would be anti-dilutive. Options to purchase 157,000 and 176,000 shares of common stock for the three and nine months ended December 31, 2008, respectively, were not included in the computation of diluted income per share because their effect would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income (loss) applicable to common shareholders	$3,826,383	$4,751,445	$(13,927,482)	$10,727,470

Weighted average common shares outstanding — Basic	9,228,970	9,179,232	9,209,400	9,277,560

Dilutive Securities:
Options	—	109,754	—	126,243
Restricted Stock	—	182,958	—	160,758

Weighted average common shares outstanding — Diluted	9,228,970	9,471,944	9,209,400	9,564,561

Net income (loss) per common share:
Basic	$0.41	$0.52	$(1.51)	$1.16
Diluted	$0.41	$0.50	$(1.51)	$1.12

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Inventories
     Inventories are stated at the lower of cost or market. The Company uses first-in, first-out method to value inventory. Inventories consisted of the following at December 31, 2009 and March 31, 2009:

	December 31,	March 31,
	2009	2009
Raw materials and packaging	$1,179,497	$2,618,261
Finished goods	4,160,717	5,122,082

Total	$5,340,214	$7,740,343

6. Product Recalls and Withdrawals
      Zicam Cold Remedy Nasal Gel and Cold Remedy Gel Swabs Recall
     The Company received a warning letter from the Food and Drug Administration (the “FDA”) on June 16, 2009. Because of allegations of loss of smell, the FDA asserted that the Company was in violation of FDA regulations by failing to file a new drug application for its Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs and that those products were misbranded under FDA regulations for failing to adequately warn of the risk of smell loss, also known as anosmia. Although the Company disagrees with the FDA’s allegations, the Company cooperated with the FDA and recalled the Cold Remedy Nasal Gel and Cold Remedy Swabs from the market. In October 2009, the FDA advised the Company that it was unwilling to reverse its position. On November 16, 2009, the Company filed its response to the FDA’s warning letter. In its response, the Company reiterated its position that there is no valid scientific evidence that Zicam nasal Cold Remedy products are unsafe and requested the FDA to withdraw the warning letter.
     For the quarter ended June 30, 2009, the Company recorded a $9.0 million reserve for estimated costs to recall the these products. The $9.0 million reserve was based on estimates associated with the expected levels of affected product at retail, costs to return the products, estimates of consumer returns, and other recall-related costs. The reserve charge was recorded in selling, general and administrative expense in the accompanying statement of operations for the nine months ended December 31, 2009. The Cold Remedy Nasal Gel and Cold Remedy Swabs accounted for approximately 40% of the Company’s net sales in fiscal 2009.
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

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     For the quarter ended June 30, 2008, the Company recorded a $1.0 million reserve for estimated recall-related costs and charges. The $1.0 million reserve was based on estimates associated with the expected levels of affected product at retail, costs to replace the product, and other recall-related costs. For the year ended March 31, 2009, the Company incurred and reserved an additional $1.0 million, for a total of $2.0 million for this recall. The reserve charge was recorded in selling, general and administrative expense and reduced operating income by an equal amount. On September 2, 2008, the Company filed suit against Capricorn in the United States District Court for the District of Arizona to recover damages arising from the recall. On October 27, 2009, the Company agreed to terms to settle such litigation. See Note 7 — “Legal Proceedings” below for a discussion of the litigation, the settlement and other proceedings involving Capricorn.
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
     Among the principal matters pending to which the Company is a party are the following:
Product Liability Matters
     General. Since 2003, many lawsuits have been filed against us alleging that our Zicam Cold Remedy nasal gel products have caused the permanent loss or diminishment of the sense of smell or smell and taste. Prior to the Company’s receipt of the FDA’s June 16, 2009 warning letter (see Note 6 — “Product Recalls and Withdrawals”), the number of lawsuits filed against the Company was steadily declining; in fact, the numbers of pending lawsuits, plaintiffs, new lawsuits and potential claimants were at their lowest levels since early 2004.
     Since the Company’s receipt of the FDA warning letter, numerous product liability lawsuits have been filed against the Company, many of which cite the FDA warning letter as support for their claims. The lawsuits principally fall into two categories of product liability claims: (i) those seeking compensation for the loss or diminishment of the plaintiff’s sense of smell or smell and taste, alleged to have been caused by the use of Zicam Cold Remedy nasal gel products (i.e., personal injury claims) and (ii) those seeking compensation for the purchase price of the Zicam Cold Remedy nasal gel products or various forms of equitable relief such as disgorgement of profits, restitution and injunctive relief based on allegations that the Company misrepresented the safety and/or efficacy of such products to consumers (i.e., consumer fraud claims). All of the consumer fraud lawsuits have been filed as class actions but none of the classes have been certified to date (uncertified class actions are referred to as “putative” class actions). On October 9, 2009, a judicial panel ordered the centralization and transfer of a number of consumer fraud and personal injury actions pending in federal court to a federal court in the District of Arizona pursuant to federal multidistrict litigation procedures (See “Multi-District Litigation Matters” below for a discussion of the cases that have been consolidated and transferred). The Company intends to vigorously defend itself against each of these lawsuits.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Our Position and Our Response. We believe the claims made in these lawsuits are scientifically unfounded and misleading and we disagree strongly with the FDA’s allegations that Zicam Cold Remedy nasal gel products are unsafe and that they were unlawfully marketed. The Company’s position is supported by the cumulative science, a multi-disciplinary panel of scientists, and the decisions of 10 separate federal judges in 10 different cases in multiple jurisdictions. In October 2009, the FDA advised the Company that it was unwilling to reverse its position. On November 16, 2009, the Company filed its response to the FDA’s warning letter. In its response, the Company reiterated its position that there is no valid scientific evidence that Zicam nasal Cold Remedy products are unsafe and requested the FDA to withdraw the warning letter.
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
     Total Pending Product Liability Lawsuits. As of January 25, 2010, the Company is aware of 117 pending product liability lawsuits against the Company, involving 530 plaintiffs. Of those cases, 73 are pending in Federal court and 44 are pending in State court (See Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for additional information on pending cases).
     Cases since September 30, 2009 (Pending in Federal Courts). The Company is aware of the following pending federal court cases, covering 56 named plaintiffs, which were filed against and/or served on the Company between September 30, 2009 and January 25, 2010:

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
           Personal Injury:

Date Filed	United States District Court	Lead Plaintiff
10/1/09	Middle District, Florida	Luten
10/1/09	Western District, Oklahoma	Wyatt
10/9/09	Southern District, Texas	Mikolas
10/16/09	Arizona	Vaughan
10/20/09	Arizona	Shartle
10/26/09	Arizona	Marion
10/26/09	Arizona	McCluskey
10/29/09	Oregon	Smith
11/6/09	Northern District, Illinois	Wright
11/9/09	Idaho	Fargo
11/17/09	Minnesota	Bridenstine
11/19/09	Hawaii	Kwiatkowski
11/19/09	Hawaii	Wilcox
11/20/09	Rhode Island	Dugas
11/20/09	Northern District, California	Neilson
11/24/09	Central District, California	Kersanty
12/2/09	Eastern District, New York	Woods
12/7/09	Eastern District, Tennessee	Reich
12/14/09	Eastern District, Tennessee	George
12/16/09	Florida	Davis
12/23/09	Southern District, Indiana	Goodall
12/23/09	Middle District, Florida	Lewis
12/30/09	New York	Catalano
1/8/10	Northern District, Texas	McDaniel
1/8/10	Northern District, Texas	Rosenberg
1/15/10	Montana	Miller
1/21/10	Arizona	Poole
           Putative Class Actions for Consumer Fraud:

Date Filed	United States District Court	Lead Plaintiff
10/12/09	Northern District, Ohio	Suhr
11/17/09	Northern District, Illinois	Webb
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

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Cases since September 30, 2009 (Pending in State Courts). The Company is aware of the following state court cases, covering 241 named plaintiffs, which were filed against and/or served on the Company between September 30, 2009 and January 25, 2010:
           Personal Injury:

Date Filed	Court	Lead Plaintiff
10/5/09	Marin County, California	Nissim
10/7/09	Lahaina County, Hawaii	Welsh
10/16/09	San Francisco County, California	Bobrink
10/19/09	Broward County, Florida	Bunin
10/20/09	King County, Washington	Touhey
10/30/09	Maricopa County, Arizona	Ambrose
10/30/09	Maricopa County, Arizona	Glasser
11/24/09	Dallas County, Texas	Touhey
11/25/09	Los Angeles County, California	Collins
11/30/09	Davis County, Utah	Olsen
12/21/09	St. Clark County, Illinois	Bollone
12/22/09	Merced County, California	Alexander
12/23/09	Maricopa County, Arizona	Kimball
12/24/09	Contra Costa County, California	Bradley
12/28/09	Okeechobee County, Florida	Everett
12/29/09	Maricopa County, Arizona	Johnson
12/31/09	Madison County, Illinois	Glisson
12/31/09	Tarrant County, Texas	Nicholas
1/5/10	Kootenai County, Idaho	Campbell
1/5/10	Kootenai County, Idaho	Cooper
1/14/10	Kootenai County, Idaho	Moore
1/14/10	Durham County, North Carolina	Magers
1/19/10	Maricopa County, Arizona	Baietty
1/19/10	Maricopa County, Arizona	Colello
1/19/10	Maricopa County, Arizona	Remming
1/20/10	Maricopa County, Arizona	Alex
1/20/10	Maricopa County, Arizona	Marshall
1/25/10	Maricopa County, Arizona	Viviani
           Putative Class Action for Consumer Fraud: None.
     Cases Dismissed Subsequent to September 30, 2009 (Federal Courts). As previously disclosed on the Company’s Form 10-Q filed for the period ending September 30, 2009, the case of Carter vs. Matrixx Initiatives, Inc. et al., filed on February 29, 2008 and pending in the Federal District Court for the Middle District of Louisiana, was dismissed on October 26, 2009; however, the plaintiffs appealed the dismissal and the case is now pending in United States Court of Appeals for the Fifth Circuit, New Orleans, Louisiana. There were no other federal court cases pending against the Company dismissed subsequent to September 30, 2009.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Cases Dismissed Subsequent to September 30, 2009 (State Courts). The following state court case against the Company, which was a personal injury lawsuit, was dismissed subsequent to September 30, 2009:

Date Filed	Court	Named Plaintiff	Date Dismissed

8/14/09	Stanislaus County, California	McDaniel	10/15/09
     Settlement with Certain Claimants. During fiscal 2010, the Company entered into settlement agreements with approximately 65 claimants who had previously threatened to file lawsuits against the Company. The individual settlement amounts were immaterial and were within our litigation reserves (see “Product Liability Litigation Reserves” below). The settlement documents for all claimants acknowledge that Matrixx denies any liability to them. Those who are eligible and elect to participate in the settlement program dismiss their claims with prejudice and provide written releases of their claims against the Company in return for their participation.
     Potential Claimants. In addition to the claimants involved in the settlements described above, approximately 500 potential claimants have advised the Company by means of a written notice that they are considering filing a lawsuit against, or are interested in pursuing settlement negotiations with, the Company. The Company is in the process of determining the nature or basis of their purported claims and when or if these potential claimants will ultimately file one or more lawsuits against the Company.
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
     Litigation Reserves. As of December 31, 2005, the Company established a reserve of $1.3 million for any future payment of settlement or losses related to the cold remedy litigation. This reserve was based on certain assumptions, some of which are described below, and was the amount, excluding defense costs, the Company believed it could reasonably estimate would be spent to resolve the remaining cases that had been filed or to resolve matters with the potential claimants. Some of the significant factors that were considered in the establishment of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy; settlements; and the number of cases that remained pending against the Company. There are events, such as the dismissal of any of the cases, the filing of new lawsuits, threatened claims, the outcome of a trial, rulings on pending evidentiary motions, or adverse publicity that may have an impact on the Company’s conclusions as to the adequacy of the reserve for the pending product liability lawsuits. The Company maintained a $740,000 reserve balance as of December 31, 2009. However, following the Company’s receipt of the FDA’s warning letter and the resulting increase in the number of product liability lawsuits being filed, the amounts that may be spent to resolve matters with actual and potential claimants could be higher than our reserve. The Company will continue to review the product liability situation and will adjust the litigation reserve in the future when we can reasonably estimate changes in the amounts and likelihood of resolving the claims. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Product Recall Related Litigation
     In June 2008, the Company recalled certain lots of its Zicam ChewCapstm, RapidMelts® and RapidMelts +C products. The recall was issued initially in response to a recall by Capricorn. See Note 6 - “Product Recalls” for details regarding the product recall. For the fiscal year ended March 31, 2009, the Company incurred and reserved for recall-related expenses of approximately $2.0 million. The reserve was based on estimates associated with the expected levels of affected product at retail, costs to replace the product, and other costs related to the recall of product lots manufactured by Capricorn. The charge was recorded in selling, general and administrative expense and reduced operating income by an equal amount. On September 2, 2008, the Company filed suit against Capricorn in the United States District Court for the District of Arizona, Case No. 2:08-CV-01615- SRB (the “Arizona Action”), to recover damages arising from the recall.
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
     On October 27, 2009, the Company agreed to terms to settle the Arizona Action and the Delaware Action. In connection with the settlement, Capricorn paid the Company $350,000 as reimbursement for recall-related expenses and granted the Company a limited license to certain of Capricorn’s patents. In addition, the Company will retain ownership of the RapidMelts trademark for its products, although Capricorn will be able to use the mark RapidMelt for its non-cold remedy products now, and beginning after a period of three years from the settlement date, in connection with cold remedy products.
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
Securities Litigation Matters
     Two class action lawsuits were filed in April and May 2004 against the Company, our previous President and Chief Executive Officer, Carl J. Johnson, and William J. Hemelt our President and Chief Executive Officer, alleging violations of federal securities laws. On January 18, 2005, the cases were consolidated and the court appointed James V. Siracusano as lead plaintiff. The amended complaint also includes our Vice President of Research and Development, Timothy L. Clarot, as a defendant and was filed March 4, 2005. The consolidated case is Siracusano, et al. vs. Matrixx Initiatives, Inc., et al., in the United States District Court, District of Arizona, Case No. CV04-0886 PHX DKD. Among other things, the lawsuit alleges that between October 2003 and February 2004, we made materially false and misleading statements regarding our Zicam Cold Remedy products, including failing to adequately disclose to the public the details of allegations that our products caused damage to the sense of smell and of certain of the

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
product liability lawsuits described above. We filed a motion to dismiss this lawsuit and, on March 8, 2006, the Company received an Order dated December 15, 2005 granting the motion to dismiss the case, without prejudice. On April 3, 2006, the plaintiff appealed the Order to the United States District Court of Appeals, Ninth Circuit, and the parties made oral arguments to the Ninth Circuit Court on June 9, 2009. On October 28, 2009, the Ninth Circuit Court issued its opinion. The Ninth Circuit reversed the decision of the United States District Court, District of Arizona, which had dismissed the case. On December 23, 2009, the Ninth Circuit denied the Company’s petition for rehearing. On January 15, 2010, the Ninth Circuit granted Matrixx’s request to stay the issuance of a mandate while the Company petitions the United States Supreme Court for certiorari review.
     A separate putative class action was filed on July 17, 2009 against the Company; William J. Hemelt, our President and Chief Executive Officer; Samuel C. Cowley, our Vice President of Business Development, General Counsel and Secretary; Timothy L. Clarot, our Vice President of Research & Development; and Carl J. Johnson, our former President and Chief Executive Officer, alleging violations of federal securities laws. Shapiro et al. vs. Matrixx Initiatives, Inc. et al., in the United States District Court, District of Arizona, Case No. 2:09-cv-01479-ECV (the “Shapiro” action). The lawsuit alleges that the Company and the named officers failed to disclose to the FDA and to the public information about adverse events regarding the Zicam Cold Remedy nasal gel products and that the Company and such officers made false and misleading statements regarding the Company’s compliance with FDA regulations. The motion for lead plaintiff and approval of lead counsel is pending. The Company believes these allegations are without merit and intends to vigorously defend the lawsuit.
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
Shareholder Derivative Lawsuits
     On September 11, 2009, a shareholder derivative lawsuit was filed by Timothy Hall, on behalf of the Company, against all of the Company’s current directors and the following current and former officers of the Company and Carl Johnson. The lawsuit alleges, among other things, that the officers and directors named in the complaint violated their fiduciary duties to the Company by (i) misrepresenting the safety of the Zicam Cold Remedy nasal gel products, (ii) failing to warn consumers that use of the Zicam Cold Remedy nasal products could result in anosmia and (iii) failing to disclose reports of anosmia to the FDA and otherwise misrepresenting the Company’s compliance with FDA regulations. Timothy Hall v. William J. Hemelt, et al., United States District Court, District of Arizona.
     On September 18, 2009, a shareholder derivative lawsuit was filed by Theodore C. Klatt, on behalf of the Company, against all of the Company’s current directors and the following current and former officers of the Company, Carl Johnson, Timothy Clarot and James Marini. The lawsuit alleges, among other things, that the officers and directors named in the complaint violated their fiduciary duties to the Company by (i) misrepresenting the safety of the Zicam Cold Remedy nasal gel products, (ii) failing to warn consumers and shareholders that use of the Zicam Cold Remedy nasal products could result in anosmia and (iii) failing to disclose reports of anosmia to the FDA and otherwise misrepresenting the Company’s compliance with FDA regulations. Theodore C. Klatt v. William J. Hemelt, et al., United States District Court, District of Arizona.
     On October 14, 2009, the parties filed a stipulation to transfer the Klatt action and consolidate it with the Hall action. On November 4, 2009, the stipulation was granted. On January 19, 2010, the Company moved for a stay of the consolidated derivative action pending the outcome of the Shapiro action, and that motion is pending.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     On November 20, 2009, a shareholder derivative lawsuit was filed by Bette-Ann Liguori, on behalf of the Company, against all of the Company’s current directors and certain of their spouses, and the following current and former officers and directors of the Company and certain of their spouses: Carl Johnson, Timothy Clarot, Timothy Connors, Lynne Romero, Michael Voevodsky, James Marini, and Edward Faber. The lawsuit alleges, among other things, that the officers and directors named in the complaint violated their fiduciary duties to the Company by (i) misrepresenting the safety of the Zicam Cold Remedy nasal gel products, (ii) failing to warn consumers and shareholders that use of the Zicam Cold Remedy nasal products could result in anosmia and (iii) failing to disclose reports of anosmia to the FDA and otherwise misrepresenting the Company’s compliance with FDA regulations. Liguori v. Egan, et al., Superior Court of the State of Arizona, County of Maricopa. On January 19, 2010, the Company filed a motion to stay the action pending the outcome of the Shapiro action or, in the alternative, pending the outcome of the consolidated derivative action filed in Federal court, and that motion is pending.
     In accordance with and subject to the provisions of the Company’s Certificate of Incorporation, each of the named directors and current and former officers will be indemnified by the Company for their expenses incurred in defending each of these lawsuits and for any other losses that they may suffer as a result of these lawsuits.
Related Legal Matters — Informal Inquiries
     On June 19, 2009, the Company received an informal inquiry from the Securities and Exchange Commission (“SEC”) requesting certain documents and information relating to the FDA warning letter. The Company provided requested documents to the SEC and met with SEC representatives to provide additional information. By letter dated November 24, 2009, the SEC advised the Company that it had completed its investigation and does not intend to recommend any enforcement action to the Commission.
The Company has received an inquiry from several county district attorneys in one state regarding enforcement of certain consumer protection statutes involving our product packaging size. The Company is cooperating fully, but is unsure about what actions may be taken. The matter could result in fines or litigation over the Company’s alleged non-compliance with the applicable package size statutes. Based on information available to the Company, the Company does not believe this matter would have a material adverse impact on its operations, liquidity or cash flow.
Legal Expense
     The Company is incurring significant legal expense for the lawsuits referenced above. For the quarter ended December 31, 2009, legal expense for product liability litigation, responding to the FDA warning letter, and the SEC informal inquiry, and litigating claims with one of its former manufacturers was approximately $1.8 million, compared to $439,000 for the quarter ended December 31, 2008. For the nine months ended December 31, 2009 legal expense for product liability litigation, responding to the FDA warning letter and the SEC informal inquiry, and litigating claims with one of its former manufacturers was approximately $4.7 million, compared to $1.9 million for the nine months ended December 31, 2008. Although the amount of product liability legal expense had been declining in recent quarters, it has significantly increased as a result of the numerous lawsuits filed since the Company’s receipt of the FDA’s warning letter.
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

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes were appropriate in the circumstances, although it is reasonably possible that actual performance will differ from these assumptions. The most significant assumptions include those relating to our ability to sell nasal gel Cold Remedy products in the future, our ability to introduce new nasal products, sales expectations of our other swab products, and market trading multiples for the Company. These charges include: a non-cash impairment charge of $15.0 million related to the goodwill associated with the zincum gluconium nasal gel products; a non-cash impairment charge of $3.9 million to write-down the inventory value of nasal Cold Remedy products and other nasal application inventory; an impairment charge of $4.3 million ($3.4 million of which is non-cash) for a new swab manufacturing line that was recently built to produce our nasal swab product; and $616,000 for the unamortized amount of our Cold Remedy nasal gel patent. The charge totaled approximately $23.9 million ($14.6 million after-tax) and was included in “Impairment of Goodwill and Other Assets” in the accompanying statement of operations for the nine months ended December 31, 2009.
     The changes in the carrying amount of goodwill and certain other assets measured at fair value on a nonrecurring basis during the nine months ended December 31, 2009 were as follows:

		Quoted
		Prices in	Significant
		Active	Other	Significant
		Markets for	Observable	Unobservable	Total
		Identical Assets	Inputs	Inputs	Gains
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
Goodwill	$0			$0	($15,039,836)
Deposits	$0		$0		($4,283,685)
Patent	$0		$0		($615,877)
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

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Financial Instruments Fair Value
The Company follows the FASB guidance that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements for all financial assets and liabilities.
     Cash, cash equivalents, accounts payable and accounts receivable: Carrying amounts approximate fair value because of the short maturity of those instruments.
     Certificates of Deposit: The Company purchases certificates of deposit from FDIC insured institutions at or below the FDIC insured limits and all certificates of deposit have maturities of one year or less. The purchase price of each certificate of deposit is treated as its fair market value on the purchase date. We account for these certificates of deposit at amortized costs and they are held to maturity.

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
     On June 16, 2009 the Company received a warning letter from the Food and Drug Administration (the “FDA”) about two of its Zicam products, specifically Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs. The FDA referred to complaints it had received of smell loss, also known as anosmia, associated with these products and asserted that the Company is in violation of FDA regulations by failing to file a new drug application for its Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs and that those products are misbranded under FDA regulations for failing to adequately warn of the risk of smell loss. Zicam Cold Remedy oral products and our other products in the Zicam Allergy/Sinus, Cough and Multi-symptom lines were not included in the letter.
     Although the Company disagrees with the FDA’s allegations, the Company has cooperated with the FDA and recalled Zicam Cold Remedy Swabs and Zicam Cold Remedy Nasal Gel from the market. Consumer safety is and has always been the Company’s top priority and the Company’s position is supported by the cumulative science and has been confirmed by a multi-disciplinary panel of scientists. It is well understood in the medical and scientific communities that one of the most common causes of anosmia is the common cold, which Zicam Cold Remedy intranasal gel products are taken to treat (see Note 6-“Product Recalls and Withdrawals” and Note 7-“Legal Proceedings” for more information on the Company’s position with respect to the FDA warning letter). Given the enormous number of doses sold and colds treated, there is no reason to believe the rate of complaints of anosmia received is more than what would be expected in the general population. Nevertheless, in October 2009, the FDA advised the Company that it was unwilling to reverse its position. The FDA warning letter has had a material adverse impact on our business. The recall of two of our best-selling products required us to record a reserve for the recall and take impairment charges.
     Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs constituted approximately 40% of the Company’s net sales in fiscal 2009. Our goal is to convert consumers that used our nasal Cold Remedy products to our oral Cold Remedy offerings. Our promotional and marketing support during the 2009/2010 cold season has primarily focused on Zicam oral Cold Remedy products. Due to the foregoing uncertainties, the Company withdrew its original sales and earnings guidance for fiscal 2010. The Company is now executing operating plans that reflect fiscal 2010 revenue in the $68 million to $72 million range. In addition, due to the marketing and promotional support for the brand during the cold season and the quarterly variations in sales, the Company expects to incur a sizable net loss in the fiscal fourth quarter.
     The Company introduced eight of its Zicam products for retail sales in Canada during the fiscal quarter ended September 30, 2008. The Company decided to withdraw the eight products from the Canadian marketplace and is focusing the Company’s marketing efforts wholly on U.S. sales. The withdrawal was initiated during the quarter ended September 30, 2009, and the Company recorded approximately $1.6 million to reserve for withdrawal charges and fees. The $1.6 million reserve was based on estimates of product at retail and costs to return the items to our distribution partner. In addition, the Company recorded a charge of $423,000 to write-down the inventory of Canadian products.
     Certain information is set forth below for our operations, expressed in thousands of dollars and as a percentage of net sales, for the periods indicated:

	3 Months Ended December 31,				9 Months Ended December 31,
$000s	2009	% NS	2008	% NS	2009	% NS	2008	% NS
Net Sales	$28,463	100%	$38,702	100%	$61,006	100%	$80,842	100%

Marketing	$8,643	30%	$13,209	34%	$14,473	24%	$19,840	25%
Sales	$1,374	5%	$1,025	3%	$2,847	5%	$2,913	4%
General & Administrative	$2,293	8%	$4,197	11%	$18,659	31%	$11,474	14%
Litigation	$1,758	6%	$439	1%	$4,727	8%	$1,941	2%

Total Selling, General, and Administrative	$14,068	49%	$18,870	49%	$40,706	67%	$36,168	45%

Research & Development	$543	2%	$797	2%	$1,897	3%	$2,551	3%

Asset Impairments	$0	0%	$0	0%	$23,867	39%	$0	0%

     Net sales for the fiscal third quarter ended December 31, 2009 decreased 26% to $28.5 million compared to $38.7 million in the quarter ended December 31, 2008. The lower sales comparison is primarily due to the loss of our nasal Cold Remedy products. However, for the quarter ended December 31, 2009, unit sales of our other Zicam products increased 19%, lead by a 62% increase in Cold Remedy oral products, compared to the quarter ended December 31, 2008.
     Net income for the quarter ended December 31, 2009 was $3.8 million, or $0.41 per diluted share, compared to net income of approximately $4.8 million, or $0.50 per diluted share, for the quarter ended December 31, 2008. Legal expense (for litigation and regulatory matters) increased approximately $1.3 million to approximately $1.7 million during the quarter, compared to the prior year. We anticipate future legal expense will be between $1.5 million and $2.0 million per quarter.

     For the nine months ended December 31, 2009, net sales decreased 25% to $61.0 million, versus $80.8 million in the nine months ended December 31, 2008. The lower sales comparison is primarily due to the loss of our Cold Remedy nasal products. However, for the nine months ended December 31, 2009, unit sales of our other Zicam products increased 13%, led by a 53% increase in Cold Remedy oral products, compared to the nine months ended December 31, 2008.
     The Company incurred a net loss for the nine months ended December 31, 2009 of approximately $13.9 million, or $(1.51) per diluted share, compared to net income of $10.7 million, or $1.12 per diluted share, for the nine months ended December 31, 2008. This $24.6 million income decline includes pre-tax charges associated with the FDA warning letter and recall of our nasal Cold Remedy products. The charges include $9.0 million to reserve for recall related costs and $23.9 million for goodwill and other asset impairments in the quarter ended June 30, 2009. Net income in the prior year’s nine months ended December 31, 2008 included a $2.0 million reserve for recall related charges associated with the recall of certain lots of Zicam Cold Remedy RapidMelt™ and ChewCap™ products.
     We expect future operating results to be significantly affected by the cold season, level of sales, the timing and amount of our advertising, research and development expenses, and the timing and amount of expenses incurred in defense of product liability and securities litigation matters. Expenditures for advertising and research and development will vary by quarter throughout the year and could be significantly different in future periods than the amounts incurred in the same period in earlier years. We expect that advertising expenses will be highest during the cold season (third and fourth fiscal quarters). We anticipate quarterly operating results will continue to vary along with the seasonality of sales and the level of marketing and legal expense.
     The Company’s management reviews several key indicators in evaluating overall performance. Historically, management has reviewed the indicators below; however, due to the recall of our nasal Cold Remedy products, the indicators below may not be indicators of future performance:
1)	We compare our year-to-date sales and net income performance against our stated annual goal for each. Due to the FDA action, we withdrew our previous guidance. The Company is now executing operating plans that reflect fiscal 2010 revenue in the $68 million to $72 million range. In addition, the Company anticipates spending approximately $10 million on marketing activities during the quarter ending March 31, 2010 to further invest in our oral Cold Remedy products. Due to the high level of marketing support planned for the fourth quarter relative to anticipated sales, the Company expects to incur a sizable loss in that quarter.

2)	We monitor our share of the cough and cold market because increased consumer purchases of our products are an indicator of growth. Due to the recall and withdrawal from the market of our nasal Cold Remedy products, we are now focusing on consumer consumption of our oral Cold Remedy products. We believe this focus will allow us to better evaluate the strength of the brand as well as conversion to oral Cold Remedy products. For the 12 weeks ended December 27, 2009, retail unit sales of our oral Cold Remedy products (as measured by three outlet syndicated scanner data, not including our largest customer, Wal-Mart and excluding nasal Cold Remedy) increased approximately 16% over the comparable period in the previous year, while the entire cough and cold category increased approximately 5% over the same period.

3)	We measure our ability to maintain strong gross margins on our products. During the nine months ended December 31, 2009, we realized an average gross margin of 72%, compared to the 69% average gross margin achieved in the nine months ended December 31, 2008. Gross margins on our existing products vary between 55% and 80%. The higher average gross margin realized in the period was due to the mix of products sold and a lower average cost per unit sold.

4)	We evaluate our operating performance by reviewing, over time, our ability to decrease operating expenses as a percentage of net sales. We evaluate our ability to control operating expenses on an annual basis due to the seasonal fluctuations in quarterly net sales. If we realize a lower level of sales in the future due to an inability to sell our nasal Cold Remedy products, our operating expense as a percentage of sales will increase.

5)	We review the distribution and mix of our products by key national retailers. Our ten largest retail customers account for a substantial majority of our annual sales, and we encourage our largest customers to carry a mix of our highest-selling products. Retailers generally reset their cough and cold sections during the third calendar quarter of each year, at which time they add or discontinue products. During the past year, a number of our largest customers began selling store brand versions of certain Zicam products. We have seen the number of store brand products significantly increase going into this year’s cold season. Store brand products are generally sold at a substantial discount to branded products. An increase in store brand sales could adversely affect our mix of products at retail as well as our future sales levels.
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
     We believe that our critical accounting policies and estimates include the accounting for intangible assets and goodwill, accounting for income taxes, revenue recognition, accounting for sales returns and allowances, accounts receivable and allowance for doubtful accounts, accounting for legal contingencies, and accounting for product recalls.
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
     The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes were appropriate in the circumstances, although it is reasonably possible that actual performance will differ from these assumptions. The most significant assumptions included those relating to our ability to sell nasal gel Cold Remedy products in the future, our ability to introduce new nasal products, sales expectations of our other swab products, and market trading multiples for the Company. These charges include: a non-cash impairment charge of $15.0 million related to the goodwill associated with the acquisition of zincum gluconium nasal gel products and $616,000 for the unamortized amount of our Cold Remedy nasal gel patent. These charges were recorded in the quarter ended June 30, 2009 and are reflected in asset impairments in our Consolidated Statements of Operations for the nine months ended December 31, 2009. In addition, due to our inability to commercialize our oral care product, we recorded a charge of $420,000 to write down the value of patents and certain other assets associated with the development of an oral care product developed to reduce tartar. We do not anticipate launching this product on our own and determined the assets associated with the product’s development were impaired. This charge was recorded in research and development expense.
     Income Taxes. The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has recorded deferred tax assets associated with tax loss carrybacks and carryforwards. These deferred tax asset amounts increased during the fiscal 2010 nine-month period as a result of the Company’s current operating loss position. Deferred tax assets are evaluated on a quarterly basis to determine whether a valuation allowance is required. The Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which those temporary differences become deductible. Judgment is required in determining the future tax consequences of events that have been recognized in the Company’s consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated financial position or results of operations.
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
     The estimate for product returns reflects our historical experience of sales to retailers and is reviewed regularly to reflect estimated product returns. We record a returns provision of 3.5% of gross sales for all of our products. We review the return provision at least quarterly and adjust the reserve amounts if actual product returns differ materially from our reserve percentage. Additionally, we adjust the returns provision when a determination is made that a product will be discontinued, either in whole or by certain retailers. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected. During the quarter ended June 30, 2009, we recorded a $750,000 increase to our return reserve, in excess of the customary 3.5% of gross sales, for anticipated returns expected in connection with retailers’ announced discontinuation of certain products. During the quarter ended June 30, 2008, we recorded a $1.0 million increase to our return reserve, in excess of the customary 3.5% of gross sales, for anticipated returns expected in connection with retailers’ announced discontinuation of certain products. For the remaining six months ended December 31, 2009 and 2008, we recorded returns provisions at 3.5% of gross sales.
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
     Legal Contingencies: We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. See Note 7 — “Legal Proceedings” to the Financial Statements for additional information regarding our pending and threatened litigation and our reserves for product liability litigation. While we are vigorously defending the Company in these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. The Company is required to accrue a contingent loss when the loss is deemed probable and reasonably estimable. The Company maintained a $740,000 reserve balance as of December 31, 2009. However, following the Company’s receipt of the FDA’s warning letter and the resulting increase in the number of product liability lawsuits being filed, the amounts that may be spent to resolve matters with actual and potential claimants could be higher than our reserve. The Company will continue to review the product liability situation and will adjust the litigation reserve in the future when we can reasonably estimate changes in the amounts and likelihood of resolving the claims.

     Product Recalls: For the nine months ended December 31, 2009, the Company recorded a $9.0 million reserve for estimated costs to recall the Cold Remedy Nasal Gel and Cold Remedy Swabs. The reserve was based on estimates associated with the expected levels of affected product at retail, costs to return the products, estimates of consumer returns, and other recall-related costs. The reserve charge is recorded in selling, general and administrative expense in the accompanying statement of operations for the nine months ended December 31, 2009. We review the reserve at least quarterly and will adjust the reserve amounts if actual results differ materially from our estimate.
Results of Operations for the Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008
     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2009		2008
Net sales	$28,462,685	100%	$38,702,412	100%
Cost of sales	7,649,820	27	11,204,657	29

Gross profit	20,812,865	73	27,497,755	71
Selling, general and administrative	14,067,533	49	18,869,536	49
Research & development	543,478	2	796,996	2

Income from operations	6,201,854	22	7,831,223	20
Interest and other income	33,553	—	47,929	—
Interest expense	—	—	—	—

Income before income taxes	6,235,407	22	7,879,152	20
Provision for income taxes	2,409,024	9	3,127,707	8

Net Income	$3,826,383	13%	$4,751,445	12%

Net Sales
     Net sales for the three months ended December 31, 2009 were $28.5 million, versus net sales of $38.7 million for the quarter ended December 31, 2008. The decrease in net sales during the quarter ended December 31, 2009 is primarily associated with the inability to sell and market our nasal Cold Remedy products. Unit sales of our other Zicam products increased 19%, lead by a 62% increase in Cold Remedy oral products. Our average selling price per unit did not change materially versus the prior year.
Cost of Sales
     For the quarter ended December 31, 2009, our cost of sales decreased to $7.6 million, compared to $11.2 million for the quarter ended December 31, 2008. The decrease was primarily due to the lower number of units sold. In addition, the average cost per unit sold decreased due to lower unit product costs for several of our oral Cold Remedy products.
Gross Profit
     Gross profit for the three months ended December 31, 2009 was approximately $20.8 million, compared to gross profit of approximately $27.5 million for the quarter ended December 31, 2008. The lower gross profit is primarily attributable to the decreased net sales recorded during the quarter, compared to the prior year. Gross margin for the quarter ended December 31, 2009 was 73%, compared to 71% in the comparable quarter ended December 31, 2008. The gross margin improvement is attributable to the lower average unit cost realized in the quarter. Gross margin is affected by the relative mix of products sold, promotional activity, and changes in product sales prices and costs.

Selling, General & Administrative (SG&A)
     SG&A expense for the quarter ended December 31, 2009 was approximately $14.1 million, compared to approximately $18.9 million in the quarter ended December 31, 2008. The decreased SG&A expense is primarily due to $4.6 million of lower marketing expense. In addition, labor expense decreased $1.2 million compared to the third quarter of fiscal 2009. Labor expense in the quarter ended December 31, 2009 included $905,000 of expense associated with the Company’s fiscal 2010 retention plan. Labor expense in the quarter ended December 31, 2008 included $825,000 of expense associated with the retirement of a senior manager as well as $835,000 for the accrual of 75% of fiscal 2009 annual bonus plan compensation. During the quarter ended December 31, 2009, the Company received $350,000 as reimbursement related to the recall of certain oral cold remedy products (see Note 7-“Legal Proceedings, Product Recall Related Litigation” for additional information).
     Legal expense associated with litigation and regulatory activities increased approximately $1.3 million, to approximately $1.8 million during the quarter, compared to the prior year. We anticipate future legal expense will be between $1.5 million and $2.0 million per quarter (see Note 7-“Legal Proceedings” for additional information).
Research and Development
     Research and development expense was approximately $543,000 in the quarter ended December 31, 2009, versus $797,000 in the quarter ended December 31, 2008. The timing of research and development spending can vary throughout the year and is not generally associated with our seasonal sales patterns.
Interest & Other Income
     Interest and other income was approximately $34,000 in the quarter ended December 31, 2009 versus approximately $48,000 in the quarter ended December 31, 2008. Despite our higher cash balances, interest income decreased due to lower interest rates. There was no interest expense in the quarters ended December 31, 2009 or 2008.
Income Before Income Taxes
     Income before income tax for the three months ended December 31, 2009 was approximately $6.2 million, compared to approximately $7.9 million for the quarter ended December 31, 2008. The lower income is due to the lower level of sales. We expect that income (loss) in future periods will be significantly impacted by the sales levels of our remaining products, product introductions, and changes in our advertising, research and development, and legal expenses. We anticipate quarterly operating results will continue to vary along with the seasonality of sales.
Provision for Income Taxes
     We recorded an income tax expense at our combined estimated annual effective tax rate of approximately 39%. Due to income from operations incurred in the quarter ended December 31, 2009, we recognized income tax expense of approximately $2.4 million, compared to $3.1 million in the quarter ended December 31, 2008.
Net Income
     Net income was approximately $3.8 million in the quarter ended December 31, 2009, compared to net income of approximately $4.8 million in the quarter ended December 31, 2008.
Results of Operations for the Nine Months Ended December 31, 2009 Compared to the Nine Months Ended December 31, 2008

     Certain information is set forth below for our operations expressed in dollars and as a percentage of net sales for the periods indicated:

	Nine Months Ended December 31,
	2009		2008
Net sales	$61,005,711	100%	$80,842,362	100%
Cost of sales	17,272,795	28	24,777,855	31

Gross profit	43,732,916	72	56,064,507	69
Selling, general and administrative	40,706,579	67	36,168,540	45
Research & development	1,896,620	3	2,550,505	3
Asset Impairments	23,867,158	39	—	—

Income (Loss) from operations	(22,737,441)	(37)	17,345,462	21
Interest and other income	119,023	—	239,915	—
Interest expense	—	—	—	—

Income (Loss) before income taxes	(22,618,418)	(37)	17,585,377	22
Provision (Benefit) for income taxes	(8,690,936)	(14)	6,857,907	8

Net Income (Loss)	$(13,927,482)	(23)%	$10,727,470	13%

Net Sales
     Net sales for the nine months ended December 31, 2009 were $61.0 million, versus net sales of $80.8 million for the nine months ended December 31, 2008. The decrease in net sales is primarily associated with the inability to sell and market our nasal Cold Remedy products. Unit sales of our other Zicam products increased 13%, led by a 53% increase in Cold Remedy oral products. The average unit sales price did not change significantly for the nine month year-over-year comparison. For the nine months ended December 31, 2009, we recorded a $750,000 increase to our return reserve, in excess of the customary 3.5% of gross sales, for anticipated returns expected in connection with retailers’ discontinuation of certain products. This compares to a $1.0 million increase recorded in the comparable quarter of the prior year.
Cost of Sales
     For the nine months ended December 31, 2009, our cost of sales decreased to $17.3 million, compared to $24.8 million for the nine months ended December 31, 2008. The decrease was primarily due to the lower number of units sold. In addition, the average cost per unit sold decreased due to lower unit product costs for several of our oral Cold Remedy products.
Gross Profit
     Gross profit for the nine months ended December 31, 2009 was approximately $43.7 million, compared to gross profit of approximately $56.1 million for the nine months ended December 31, 2008. The lower gross profit is primarily attributable to the decreased net sales recorded during the nine month period, compared to the prior year. Gross margin for the nine months ended December 31, 2009 was 72%, compared to 69% gross margin achieved in the comparable period ended December 31, 2008. Gross margin was affected by the relative mix of products sold, which resulted in a lower average unit cost in the nine months ended December 31, 2009 compared to 2008.
Selling, General & Administrative (SG&A)
     SG&A expense for the nine months ended December 31, 2009 increased to approximately $40.7 million from approximately $36.2 million in the nine months ended December 31, 2008. The higher SG&A expense is primarily due to a $9.0 million charge recorded in the quarter ended June 30, 2009, to account for estimated costs and charges related to the recall of nasal Cold Remedy products. In addition, a $1.6 million charge was recorded in the quarter ended September 30, 2009 to account for costs and charges related to the withdrawal of Zicam products from Canada. During the comparable nine months of the prior year there was a $2.0 million charge due to a recall of certain oral Cold Remedy products.

     Marketing expense in the nine months ended December 31, 2009 declined approximately $5.4 million due to a $3.1 million decrease in marketing our allergy/sinus and Xcid™ antacid products. The remaining decline is associated with decreased levels of Cold Remedy marketing expense.
     Labor expense in the nine months ended December 31, 2009 included $1.4 million of expense associated with the Company’s fiscal 2010 retention plan. There was $825,000 of expense associated with senior management retirement recorded in the nine months ended December 31, 2008, as well as $835,000 for a portion of fiscal 2009 bonus amounts We expect SG&A expenses in future periods will vary largely in relation to the level of our advertising and legal expenditures.
     Legal expense for litigation and regulatory matters was approximately $4.7 million for the nine months ended December 31, 2009, compared to approximately $1.9 million in the nine months ended December 31, 2008. We anticipate future legal expense will be between $1.5 million and $2.0 million per quarter (see Note 7- “Legal Proceedings”).
Research and Development
     Research and development expense was approximately $1.9 million in the nine months ended December 31, 2009, versus $2.6 million in the nine months ended December 31, 2008. Due to our inability to commercialize our oral care product, we recorded a charge of $420,000 during the nine months ended December 31, 2009 to write down the value of patents and certain other assets associated with the development of an oral care product developed to reduce tartar. The timing of research and development spending can vary throughout the year and is not generally associated with our seasonal sales patterns.
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
Interest & Other Income
     Interest and other income was approximately $119,000 in the nine months ended December 31, 2009 versus approximately $240,000 in the nine months ended December 31, 2008. Interest income decreased due to lower interest rates. There was no interest expense in the nine months ended December 31, 2009 or 2008.
Income (Loss) Before Income Taxes
     Loss before income tax for the nine months ended December 31, 2009 was approximately ($22.6) million, compared to income before taxes of approximately $17.6 million for the nine months ended December 31, 2008. The loss is primarily due to the recall-related charges and the impairments to goodwill and other assets associated with the recall of our nasal Cold Remedy products discussed above. We expect that income (loss) in future periods will be significantly impacted by the sales levels of our remaining products, product introductions, and changes in our advertising, research and development, and legal expenses. We anticipate operating results will continue to vary along with the seasonality of sales.
Provision (Benefit) for Income Tax Expense
     We recorded an income tax benefit at our combined estimated annual effective tax rate of approximately 39%. Due to the loss from operations incurred in the nine months ended December 31,

2009, we recognized a benefit for income tax expense of approximately $8.7 million, compared to income tax expense of $6.9 million in the nine months ended December 31, 2008.
Net Income (Loss)
     Net loss was approximately $13.9 million in the nine months ended December 31, 2009, compared to net income of approximately $10.7 million in the nine months ended December 31, 2008.
Liquidity and Capital Resources
     As of December 31, 2009, our cash, cash equivalents and certificates of deposit balance was $33.3 million, $6.7 million below the $40.0 million at March 31, 2009. The decrease in cash and cash equivalents is primarily due to refunds associated with the recall of our nasal Cold Remedy products. The Company generally invests the majority of excess cash directly in a fund of U.S. Treasury Securities, U.S. government securities and repurchase agreements, and bank certificates of deposit insured by the U.S. government. Our working capital was $53.5 million as of December 31, 2009, compared to $52.1 million at March 31, 2009.
     During the quarter ended December 31, 2009, trade receivables decreased to $15.8 million from $23.0 million at September 30, 2009. The Company’s principal source of liquidity is cash generated from sales of our products to retailers and distributors. The majority of sales are given 30-day credit terms; however, payment terms are occasionally extended, as retailers begin to increase inventory of our products prior to the onset of the cough and cold season. The Company records an estimated allowance for potentially uncollectible accounts, which is reviewed at least quarterly. We believe our allowance as of December 31, 2009 is adequate. As a result of the Company’s current operating loss position, the Company has recorded deferred tax assets associated with tax loss carrybacks and tax credit carryforwards. Differences between anticipated and actual outcomes of these deferred tax assets could have a material impact on the Company’s cash position in future periods.
     The change in accounts receivable, inventory, accounts payable and accrued expenses largely reflects the seasonal nature of the Company’s business. Our working capital requirements fluctuate with the seasonality of our sales and are generally highest in the July through September quarter. The Company records the bulk of its sales, which is reflected in higher accounts receivable, in the second, third, and fourth fiscal quarters; generally builds inventory during the first through third fiscal quarter periods; and advertises its products, which is generally the largest component of accrued expenses, primarily in the third and fourth fiscal quarters. Although affected by the build-up of inventory, accounts payable and accrued expenses are more significantly affected by advertising spending. Generally, to the extent our operations are profitable, our business is cash flow positive.
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
     Historically, the Company has had low capital expenditures because we rely on third party manufacturers to produce our products. Typical capital expenditures include investments in technology, office furniture, leasehold improvements, and small tooling requirements. The Company leased new corporate office and R&D space in March 2008. The relocation required capital expenditures and tenant improvements of approximately $650,000, which we will amortize over the term of the new lease (approximately five years). The Company occasionally provides deposits and prepayments to our manufacturers to improve and increase manufacturing capabilities for our products. In 2006, the Company invested $4.2 million for an automated manufacturing line that produces our swab products. Based on the sales growth of our swab products, and our previous assumptions as to continued growth, we purchased a second swab manufacturing line. However, due to the recall of our Cold Remedy swab product, we determined the new swab manufacturing line was impaired and, during the quarter ended June 30, 2009, we recorded a charge of $4.3 million to reduce the carrying amount of the new manufacturing line to fair value.
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
Off-Balance Sheet Arrangements
     As of December 31, 2009, we did not have any off-balance sheet arrangements.
Contractual Obligations
     We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations
	(In thousands of dollars)
	Payments due by Period as of December 31, 2009
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Forward Looking Statements
     This Report on Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:
•	our belief that the reserve for recall costs will be sufficient;

•	our expectations regarding the impact of the recall on demand for Zicam products;

•	our expectation that certain previous users of our nasal Cold Remedy product will now purchase our oral Cold Remedy product;

•	our expectations regarding returns of discontinued products;

•	our expectation regarding continued expansion of the Zicam line of products;

•	our expectation of achieving fiscal 2010 revenue in the $68 million to $72 million range;

•	our expectation of incurring a sizable net loss in the fourth quarter of fiscal 2010;

•	our belief that our allowance for uncollectible accounts is adequate;

•	our expectation that ongoing legal expense will be between $1.5 million and $2 million per quarter;

•	our expectation that any federal consumer fraud and personal injury matter filed in the future will be transferred and consolidated pursuant to the MDL transfer process, subject to the plaintiff’s opportunity to object;

•	our intention to vigorously defend the Zicam Cold Remedy product liability and securities litigation claims, our expectation that additional product liability lawsuits may be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;

•	our expectations regarding litigation reserves;

•	our expectation of utilizing deferred tax assets;

•	our expectation that sales in future periods may be affected by the recall of our nasal Cold Remedy products;

•	our expectations regarding the effect of accounting standard updates;

•	our expectation that our mix of products sold will change due to seasonality and varying growth rates within the market groups;

•	our expectation that retailers will replace, at least in part, discontinued items with new or different Zicam products;

•	our expectations regarding store brand competition;

•	our expectation that over time, sales to retailers will reflect retail sales of our products to consumers;

•	our intention to review our product return reserve provision regularly and adjust the reserve amounts if actual product returns differ materially from our reserve estimates;

•	our expectation of making income tax payments at our statutory rates in future years;

•	our expectation regarding the utilization of our tax loss benefit;

•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold;

•	our expectation that our net income and operating expenses in future periods will vary largely with the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;

•	our expectations regarding derivative instruments;

•	our expectations regarding the amount of advertising expense and that advertising expense will be highest in our third and fourth fiscal quarters;

•	our intention of focusing promotional and marketing support on Zicam oral Cold Remedy products during the 2009/2010 cold season;

•	our belief that focusing on consumer consumption of our oral Cold Remedy products will allow us to evaluate the strength of the Zicam brand;

•	our belief that our existing capital resources are sufficient to fund our operations and capital requirements for the next 12 months;

•	our expectations regarding our manufacturers ability to timely produce inventory adequate for sales of products through the 2009/2010 cough and cold season;

•	our belief that moderate interest rate increases and current uncertainties regarding the availability of credit will not have a material adverse impact on our results of operations or financial position in the foreseeable future.
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
          Statements in this Report on Form 10-Q, including those set forth in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” describe factors that could contribute to or cause actual results to differ materially from our expectations. Other such factors include (i) the possibility that future sales of our products will not be as strong as expected; (ii) a weak cough and cold season; (iii) lack of market acceptance for or uncertainties concerning the efficacy or safety of our products; (iv) regulatory or enforecement actions, including product recalls, that could restrict our ability to market our products; (v) changing or modified regulatory or enforecement standards that could impact our ability to market our products; (vi) difficulties in manufacturers or suppliers meeting production requirements or maintaining sufficient inventories to meet unexpectedly high demand in the short term; (vii) financial difficulties encountered by one or more of our principal customers; (viii) increased competition from store brand versions of our products; (ix) material litigation involving, product liability claims, consumer issues, securities violation claims, or patent and contractual claims; (x) the possibility of delays or other difficulties in implementing product improvements and introducing to the marketplace new products; (xi) adverse publicity regarding our products or advertising restrictions; and (xii) adverse economic changes that affect consumer demand.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our line of credit with Comerica Bank expired in July 2009 and we did not attempt to renew it. At no time during fiscal 2010 did we have any outstanding borrowings on this line of credit. Consequently, we believe that interest rate increases and the current uncertainties regarding available credit will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

     As of December 31, 2009 and March 31, 2009, we did not participate in any financial-market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Matrixx Initiatives, Inc.
/s/ William J. Hemelt
William Hemelt
Chief Executive Officer and Principal Financial Officer February 5, 2010