Form 10-K
period 2010-03-31
MATRIXX INITIATIVES INC
filed 2010-06-07
CIK 1006195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $51.3 million based on the closing price of $5.68 per share of common stock as reported on the Nasdaq Global Select Market on September 30, 2009.

As of June 1, 2010, 9,399,987 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement prepared in connection with the Registrant’s 2010 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

Unless otherwise indicated in this Form 10-K, “Matrixx,” “us,” “we,” “our,” “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

PART I

ITEM 1.	BUSINESS

Introduction

General.  We develop market and sell innovative, over-the-counter (OTC) healthcare products with an emphasis on those that utilize unique delivery systems. Through our subsidiaries, we market and sell products under the Zicam® brand. As discussed in more detail below, our current Zicam offerings compete in the following product classes within the cough and cold category: Cold Remedy; Allergy/Sinus; Cough and Multi-Symptom relief; and other cough/cold. We have sales in one business segment, over-the-counter pharmaceuticals and dietary supplements. Currently, all of our revenues are attributed to sales within the United States. Our principal executive offices are at 8515 E. Anderson Drive, Scottsdale, AZ 85255 and our telephone number is (602) 385-8888.

We were incorporated in Utah in 1991 as Gum Tech International, Inc. On June 18, 2002, we reincorporated in Delaware and changed our name from Gum Tech International, Inc. to Matrixx Initiatives, Inc. We develop and market our Zicam products through our wholly owned subsidiary Zicam, LLC. In May 2008, we formed Zicam Canada, Inc. to commercialize sales of Zicam products in Canada. In fiscal 2010 we discontinued the marketing of Zicam products in Canada.

As used herein, except as otherwise indicated, references to “we,” “us,” “our,” or the “Company” refer to Matrixx Initiatives, Inc. and its subsidiaries.

FDA Warning Letter; Recall of Zicam Nasal Gel Products.  The Company received a warning letter from the Food and Drug Administration (the “FDA”) on June 16, 2009 regarding Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs. The FDA referred to complaints it had received of smell loss, also known as anosmia, associated with these products and asserted that the Company was in violation of FDA regulations by failing to file a new drug application for the products. The FDA also asserted that the products were misbranded under FDA regulations for failing to adequately warn of the risk of smell loss. Although the Company disagreed with the FDA’s allegations (see “Legal Proceedings” in Part I, Item 3 of this Report for more information on the Company’s position with respect to the FDA’s warning letter), the Company cooperated with the FDA and recalled the Cold Remedy Nasal Gel and Cold Remedy Swabs from the market. Following months of informal discussions, in October 2009, the FDA advised the Company that it was unwilling to reverse its position. On November 16, 2009, the Company filed its response to the FDA’s warning letter. In its response, the Company reiterated its position that there is no valid scientific evidence that Zicam nasal Cold Remedy products are unsafe and requested the FDA to withdraw the warning letter. By letter dated March 4, 2010, the FDA reaffirmed its original position and denied the Company’s request.

The recall of Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs, and the subsequent litigation have had a material adverse impact on our business. The recalled products accounted for approximately 40%, or $42.5 million, of our fiscal 2009 net sales. The recall required us to record a $9.2 million reserve and take impairment charges of $23.9 million. Our primary focus during fiscal 2010 was to convert consumers that used our nasal Cold Remedy products to our oral Cold Remedy offerings. As a result, our promotional and marketing support during the 2009/2010 cold season primarily focused on repositioning Zicam oral Cold Remedy products and attracting new users to the Zicam franchise.

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

Markets and Company Products

Our current Zicam products are marketed in the cough and cold market category. That market, which is estimated at $4.0 to $5.0 billion annually in retail sales in the United States, includes a wide variety of tablets, liquids, gels, sprays, and syrups that remedy and/or provide relief to cold, allergy and sinus congestion sufferers. The largest sub-segment of the cough and cold category includes products formulated to relieve symptoms associated with the common cold or allergies.

Our Cold Remedy and Allergy/Sinus products are our core offerings. The following table details our sales by product class for the periods indicated, with further details below:

	Year Ended:
Product Class	March 31, 2010%		March 31, 2009%		March 31, 2008%

Cold Remedy Nasal	$1,977,909	3%	$42,477,144	38%	$32,958,814	33%
Cold Remedy Oral	44,752,918	66%	35,563,524	33%	35,266,694	35%
Allergy/Sinus	16,257,433	24%	21,889,668	20%	17,325,720	17%
Cough & Multi-Symptom	2,512,814	4%	7,306,827	6%	15,068,495	15%
Other Cough/Cold	1,667,936	3%	2,192,124	2%	0	0%
Canada	148,229	0%	1,053,546	1%	0	0%
Antacid	0	0%	147,356	0%	352,661	0%

Total Net Sales	$67,317,239	100%	$111,630,188	100%	$100,972,384	100%

Cold Remedy

Zicam Cold Remedy was formulated to reduce the duration of the common cold. Zicam Cold Remedy is distinctive from the products in the cough and cold category that solely make symptom relief claims. Customer awareness of our Cold Remedy products has increased as a result of our marketing and public relations efforts and word-of-mouth experience by consumers.

As a result of the June 2009 FDA warning letter, the Company recalled its Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs. See “Business — Introduction — FDA Warning Letter; Recall of Zicam Nasal Gel Products” above. The Company continues to market oral delivery forms of Zicam Cold Remedy products. The oral Cold Remedy products are designed to deliver a dose of ionic zinc to the oral mucosa and reduce the duration of the common cold. We continued to expand our oral Cold Remedy product offerings in fiscal 2010 with the introduction of Zicam Zavors (a coated chewable product) and Zicam Liqui-loz (a liquid center lozenge).

Allergy/Sinus

Zicam Allergy Relief, a homeopathic nasal gel formula, was introduced in 2000. Zicam Allergy Relief is designed to control allergy symptoms for sufferers of hay fever and other upper respiratory allergies. We believe Zicam Allergy Relief is distinctive from most allergy products available on the market due to the absence of side effects such as drowsiness. In fiscal 2009, the Company introduced Zicam Allergy Relief Swabs, which utilize our proprietary swab delivery platform. We also market two allopathic Zicam nasal gel products: Extreme Congestion Relief and Sinus Relief. Those two products combine the active ingredient oxymetazoline hydrochloride into our gel matrix to provide fast-acting, long- lasting relief of nasal congestion and sinus pressure.

Cough and Multi-Symptom

We market one cough spray product and two multi-symptom relief products. Zicam Cough Max is a liquid spray formulation designed to deliver fast, effective cough relief and soothe throat irritation. Our Zicam Multi-Symptom Cold & Flu Relief products provide consumers a flavor-neutral liquid that can be poured into a beverage (hot or cold) for relief of cold and flu symptoms. The cough and multi-symptom products have not achieved the level of consumer acceptance needed to support these products at all retailers and sales of these products have declined over the past few years, and we expect they will continue to decline.

Other Cough/Cold

In fiscal 2009, we introduced Zicam Cold Sore Swabs. The cold sore product utilizes our proprietary swab platform to help consumers get over their cold sores faster. This product has had minimal distribution since its introduction.

We introduced our Healthy Z-ssentialstm products (orange and lemon-lime) in fiscal 2009. Healthy Z-ssentials are rapidly dissolving tablets formulated with ingredients to promote health and well-being. These products were introduced to be complementary to our existing cough/cold products and offer an alternative to consumer purchases of products promoted as immune boosting. We anticipate sales of these other cough/cold products will continue to decline.

Business Strategy

Our business objective is to be a growth oriented over-the-counter (OTC) healthcare company marketing products that utilize unique delivery systems. To achieve our objective, we intend to continue to develop and refine our sales and marketing efforts to increase market penetration of our products in U.S. households. Such efforts include improving creative messaging, timing, and consistency of marketing activities; executing effective trial generating programs; implementing programs with retailers to enhance consumer awareness of our products; and seeking to increase recommendations from healthcare professionals. We are continuing to implement new creative advertising approaches and public relations efforts. We believe these efforts will continue to build brand awareness, trial, and sales of our products. We are also seeking growth opportunities through internal research and development efforts to pursue development of other over-the-counter healthcare products.

Customers

We sell our products directly to major food, drug, mass market (e.g., Wal-Mart, Target) and wholesale warehouse retailers throughout the United States, and to distributors that sell to smaller retail establishments. Our core products, which include Zicam Cold Remedy and Allergy/Sinus products, have achieved broad distribution and a mix of these products is sold in virtually every major food, drug, and mass merchant retail outlet in the country. We are highly dependent on a small group of large national retailers for our product distribution. Our top 15 customers accounted for more than 84% of our net sales in fiscal 2010, and three customers each accounted for more than 10% of our net sales in fiscal 2010 (Wal-Mart, 20%; Walgreens, 21%; and CVS, 10%). During the fiscal year ended March 31, 2009, our top 15 customers accounted for approximately 80% of our net sales, and three customers each accounted for more than 10% of the year’s net sales (Wal-Mart, 22%; Walgreens, 17%; CVS, 12%). Our agreements with our customers generally permit them to return damaged, out-of-date, or discontinued products. We provide in our financial results, as an offset against sales, an estimate for expected returns (see Note 4 to the Consolidated Financial Statements). During fiscal 2010, we experienced product returns related to our non-core products (which include cough, multi-symptom, and other cough cold products) and several discontinued products. In fiscal 2010, we recorded an increase to our returns allowance of approximately $3.0 million, in excess of our customary reserve, to account for this increase in returns. To the extent that any of our largest customers were to stop carrying our products for any reason, or were to fail to pay us for our products, our sales and financial results could be negatively impacted in a material way.

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

Manufacturing and Distribution

Our products are manufactured and packaged by third-party manufacturers. Each of our manufacturers is registered with the FDA, which requires each manufacturer to adhere to current Good Manufacturing Practices in its production processes and procedures. Each manufacturer is responsible for sourcing raw materials used in its production of our products from third-party suppliers. We rely on individual production orders to meet our needs from these suppliers. We are in the process of negotiating supply agreements with certain manufacturers at this time. We have some flexibility in securing other manufacturers to produce our products; however, in some circumstances we may be limited in our alternatives due to proprietary technologies that are utilized in some of the products.

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

Research and Development

Research and development of new products is an important part of our business. Expenditures during fiscal 2010 reflect costs associated with products introduced in fiscal 2010, as well as expenses associated with line extensions we anticipate introducing in fiscal 2011 and in future years. During 2010, research and development expenses were $2.4 million, or 4% of 2010 net sales. We expect to commit approximately 3%-4% of net sales to research and development in subsequent years in order to develop new products to meet our sales growth targets. Research and development expense was approximately $3.2 million and $4.1 million for the fiscal years ended March 31, 2009, and 2008, respectively.

FDA, FTC and Other Government Regulation

We are subject to various federal, state and local laws and regulations that affect our business. All of our products are subject to regulation by the FDA, including regulations with respect to manufacturing processes and procedures, ingredients in the products, labeling and claims made. Our drug products are commercially distributed by following the Homeopathic Pharmacopeia or FDA’s OTC monographs. The OTC monographs classify certain drug ingredients as safe and effective for specified uses and establish categorical requirements for the marketing of drugs containing such ingredients without pre-approval. All of our Zicam Cold Remedy, Zicam Allergy Relief, and Zicam Cold Sore products are subject to the requirements of the Homeopathic Pharmacopeia of the United States. Zicam Extreme Congestion Relief, Zicam Sinus Relief, the Zicam cough product, and the Zicam multi-symptom relief products are subject to the requirements of the FDA as allopathic drugs. All of our claims and advertising are subject to the rules of the Federal Trade Commission (FTC). Although we believe that our products and claims comply in all material respects with the regulatory requirements, if the FDA or FTC were to determine that we are in violation of any such requirement, either agency could restrict our ability to market the products, require us to change the claims that we make or cause us to remove the products from the market. For example, as a result of the June 2009 FDA warning letter, the Company recalled its Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs. See “Business — Introduction — FDA Warning Letter; Recall of Zicam Nasal Gel Products” above.

Environmental Matters

Compliance with environmental rules and regulations did not significantly affect our earnings or competitive position during fiscal 2010, 2009 or 2008. All of our Zicam product manufacturing and warehousing operations are currently outsourced to third party contractors and, as a result, we do not incur any direct expenses related to environmental monitoring and regulatory compliance. With our continued outsourcing of Zicam product manufacturing and storage, and no present plans to directly manufacture or store our products, we expect these expenses to remain low in the foreseeable future. We recognize that climate change mitigation programs and regulations may cause general economic risk. For further information on the risks of climate change, see “Risk Factors” in Part I, Item 1A of this Form 10-K. To the extent higher costs are incurred by our manufacturers for environmental compliance and/or the potential for higher energy costs driven by climate change regulations that are passed on to us, our cost of goods may be impacted.

Trademarks, Trade Names, and Proprietary Rights

We have been issued two United States patents for Gel Swabtm technology (U.S. Patent Nos. 7,115,275 and 7,597,901), one patent directed to a nasal moisturizing technology (U.S. Patent No. 7,439,269), one patent directed toward the Extreme Congestion Relief nasal gel and the Intense Sinus Relief nasal gel (U.S. Patent No. 7,714,011), and four patents relating to zinc nasal gel technology (U.S. Patent Nos. 6,080,783, 6,365,624, 6,673,835, and 7,348,360). In October 2005, we acquired a patent (U.S. Patent No. 6,516,947) and other associated intellectual property related to the dry handle swab technology used in manufacturing the Gel Swabtm products. These patents are expected to be effective until August 12, 2019 for the nasal moisturizing technology, August 11, 2020 for the dry handle swab technology, June 5, 2024 for the Gel Swabtm technology and the Extreme Congestion Relief and the Intense Sinus Relief nasal gels, and September 1, 2018 for the zinc nasal gel technology. As discussed above, as a result of the FDA warning letter, we recalled our Cold Remedy nasal gel products, including those employing the swab technology. We continue to market Zicam® Allergy Relief Gel Swab products. Patent applications are pending in the United States for compositions and methods relating to Zicam® Cold Remedy RapidMelts®, Zicam® Cold Remedy Chewablestm, Zicam® Cold Remedy Oral Misttm, Gel Swabstm, Zicam® Multi-Symptom Cold & Flu, Zicam® Cough Maxtm cough spray, Nasal Comfort®, oral care technology, and zinc nasal gel technology. We have issued patents relating to Zicam® Cold Remedy Oral Mist in Australia (No. 2004235732), the European Union (No. EP 1617817), and Canada (No. 2524074). In addition, we have foreign patents and applications relating to zinc nasal gel technology. We hold registrations for the Zicam® trademark in the United States, the European Union, Japan, Australia, Canada, Mexico, Taiwan, China, and Brazil. We also hold additional registrations for the Better Ways to Get Better®, The Cold Solution®, RapidMelts®, No-Drip Liquid®, Cough Mist®, Nasal Comfort®, Get Over Your Cold Faster®, XCID®, Don’t Let a Cold Run You Down®, and Healthy Z-ssentials® trademarks in the United States. We anticipate that we will continue to file for patent and trademark protection for the other products we expect to develop and introduce in the future. There can be no assurance, however, that our existing patents, or any additional patents that we may secure in the future, will be adequate to protect the Company’s intellectual property from a competitor’s actions or that the Company’s products will not be found to infringe the intellectual property rights of others. Further, patent infringement litigation can be very time consuming and costly. Even if we prevail in such litigation, the cost of litigation could adversely affect our operating results and financial condition.

Employees

As of June 1, 2010, we had 29 employees. Currently 25 of our employees work in our Scottsdale, Arizona corporate office and four of our sales personnel work from home offices in other states. Our employees consist of executive officers and individuals responsible for administration, operations, marketing, sales, research and development, regulatory compliance, finance, and accounting.

Seasonality

Retail sales of Zicam products to end-user consumers are highly seasonal, with most sales generally occurring during the cold and flu season and, to a lesser degree, the allergy season. The cold and flu season generally runs from October through March, while the allergy season runs from April through October. Both of these seasons can vary in intensity and duration from year to year. Our sales to retailers generally mirror this pattern of consumer demand, but are impacted by the level of promotional support we commit to retailers and by their inventory management practices. During the third calendar quarter, the Company usually receives orders from retailers preparing for the cold season. The quarter ended September 30 has historically been the most profitable quarter during our fiscal year, as retailers increase inventory and there is no increase in marketing expense. Generally, the quarter ended June 30 accounts for only 7% to 8% of annual sales, and the Company has historically recorded negative earnings in that quarter.

Backlog

There were no significant product backlogs at March 31, 2010, 2009, or 2008.

Competition

All of the Zicam products compete in the highly competitive over-the-counter cold, allergy/sinus, and symptom relief market groups of the overall cough and cold category. Our products compete against a vast number of well-established brands marketed by large pharmaceutical and consumer products companies as well as an increasing number of store brand products. Store brand products are generally sold at a substantial discount to branded products. Participants in the cough and cold category compete primarily on the basis of price, product benefit, quality of product, and brand recognition. Most of our competitors have substantially greater financial, marketing and other resources, longer operating histories, larger product portfolios and greater brand recognition than we do. With our limited resources, we aim to succeed in this category by emphasizing the unique claims regarding our products and providing consumers with innovative delivery systems. Specifically, regarding Zicam Cold Remedy, we emphasize its ability to reduce the duration of the common cold, while the majority of products in the cough and cold category make symptom relief claims.

We face substantial and increasing competition from new or existing store brand and/or other branded over-the-counter products. Store brand competitors in particular are becoming more aggressive and their products are an increasing percentage of overall category sales. Further, store brand products are generally lower in price and demand for lower-price products may increase in times of economic uncertainty.

We utilize data from independent market research firms, including Information Resources, Inc. (“IRI”), to assess market share, size, and ranking of our products and brands versus competitors. IRI reports retail sales in food, drug, and mass merchant markets, and does not include warehouse stores or Wal-Mart. For the 52 weeks ended March 21, 2010, Zicam achieved a 1.9% dollar share of the $4.5 billion cough/cold category as measured by IRI and a 1.1% unit share.

ITEM 1A.	RISK FACTORS

We may fail to compete effectively, particularly against larger more established pharmaceutical and health products companies, or low cost generic drug manufacturers, causing our business and operating results to suffer.

The consumer health products industry is highly competitive. We compete with companies that are engaged in the development of both traditional and innovative healthcare products. Many of these companies have much greater financial and technical resources, and production and marketing capabilities than we do. As well, many of these companies have already achieved significant product acceptance and brand recognition with respect to products that compete directly with our products. We also face substantial and increasing competition from new or existing store brand over-the-counter products. Store brand competitors in particular are becoming more aggressive and their products are an increasing percentage of overall category sales. Further, store brand products are generally lower in price and demand for lower-price products may increase. Generic or store brand alternatives to some of our products, such as the Zicam Cold Remedy Oral Mist and Zicam Cold Remedy RapidMelts products, can be found in the marketplace.

The intellectual property rights that protect our products are of varying strengths and durations. Although it is our general policy to protect our intellectual property rights, we may not be able to prevent the emergence of competing products. If consumers prefer these products, or if these products have better safety, efficacy, or pricing characteristics or are easier to administer, our results could be negatively impacted.

Our business is subject to seasonality that may cause our quarterly operating results to fluctuate materially and cause the market price of our stock to decline.

Sales of our existing Zicam products are extremely seasonal in nature and are dependent upon the severity of the cold and flu season. Sales at retail generally increase as the level of population suffering from colds rises. During the quarter ending September 30, the Company usually realizes increased sales volume as retailers stock our products and order displays to prepare for the upcoming cold/flu season. Additional sales (re-orders) to retailers are highly dependent upon the incidence of illness within the population. Retail consumption of our products is highest during the cold/flu season, which usually runs from October through March. If there is a mild cold/flu season, revenues from sales of our Zicam products will be adversely affected. Because it is difficult to anticipate the length and severity of the cold/flu season, we cannot estimate the fluctuation of our sales from quarter to quarter in a fiscal year or the impact of the cold/flu season year to year. If our operating results fall below financial analysts’ or investors’ expectations due to cold/flu seasonality factors, the market price of our common stock may decline.

We may continue to incur significant costs resulting from product liability, economic injury, or securities litigation.

Numerous lawsuits have been filed against us. The vast majority of our existing lawsuits were filed against us following our receipt of the June 2009 FDA warning letter (see “Business — Introduction — FDA Warning Letter; Recall of Zicam Nasal Gel Products” in Part I, Item 1 above). The lawsuits principally fall into two categories of product liability claims: (i) those alleging that our Zicam Cold Remedy nasal gel products caused the permanent loss or diminishment of the sense of smell or smell and taste (i.e., personal injury claims) and (ii) those seeking compensation for the purchase price of the Zicam Cold Remedy nasal gel products or various forms of equitable relief based on allegations that the Company misrepresented the safety and/or efficacy of such products to consumers (i.e., economic injury claims). Various defendants in the lawsuits, including manufacturers and retailers, have sought indemnification or other recovery from us for damages related to the lawsuits. Although we believe the product liability claims are without merit, they have resulted in significant legal defense and aggregate settlement costs, which have increased our expenses and lowered our earnings. Such claims, whether or not proven to be valid, could have a material adverse effect on our brand equity and goodwill, resulting in reduced market acceptance of our products. In addition, any adverse decision in such litigation could require significant damages to be paid or result in adverse publicity, either of which could materially adversely affect our results of operations and financial condition. Separately, certain officers, directors, and former officers of the Company, are also subject to class action and derivative lawsuits alleging violations of securities laws. Any adverse decision in such litigation could materially adversely affect our results of operations and financial condition.

Because a significant portion of our business depends substantially on a small group of large national retailers, our sales, operating margins and income would be adversely affected by any disruption of our relationship with these retailers, or any other material adverse change in such retailers’ businesses.

We are highly dependent on a small group of large national retailers for our product distribution, such that our top 15 customers accounted for more than 80% of our net sales in fiscal 2010 and prior years. Three customers, Wal-Mart, Walgreens, and CVS, together accounted for 51% of net sales in fiscal 2010, 50% of net sales in fiscal 2009, and 48% of our net sales in fiscal 2008. Should any of our top customers encounter financial difficulties, stop carrying our products for any reason, or should our current relationship with any of our top customers adversely change in any way, the resulting loss of business, exposure on uncollectible receivables and unusable inventory could have a material adverse impact on our financial position and results of operations. In addition, our results could be affected by fluctuations in buying patterns and inventory levels of these top customers.

Climate change theories pose potential regulatory risks that could harm our results of operations or affect the way we conduct our business.

Climate change mitigation programs and regulations can increase our costs. For example, emissions trading programs that may be imposed by government regulation could affect our manufacturers’ costs and may be passed on to us. There is also a potential for higher energy costs driven by climate change regulations. Our costs could increase if utility companies pass on their costs, such as those associated with carbon taxes, emission cap and trade programs, or renewable portfolio standards.

Growth in the sales of our over-the-counter healthcare products may be affected, in part, by factors beyond our control, such as media attention, adverse publicity, and regulatory changes.

In the event of future unfavorable scientific results or media attention, sales of our products could be materially adversely affected. In addition, if any of our products receive additional adverse publicity, our operating results and prospects could be materially adversely affected. Changes in the regulatory environment that restrict certain over-the-counter active drug ingredients could materially adversely affect sales of our products.

Our future growth will depend in part upon our ability to develop and achieve sales of new products.

We cannot be certain that any of our products will achieve or continue to enjoy widespread acceptance by the market. While we are working to increase the market presence of our products, including new products, we cannot be certain that demand for our products will grow. If new products or brands do not achieve consumer acceptance, operating results could be materially adversely affected.

Our business is subject to regulation in the U.S.

Changes in laws, regulations and the related interpretations or enforcement actions could alter our business environment and impact our ability to market and sell our products. This includes changes in competitive, product-related, and regulatory laws, as well as changes in accounting standards and taxation. Accordingly, our ability to manage and resolve pending regulatory and legal matters without significant liability, which could require us to take significant reserves in excess of amounts accrued to date or pay significant fines during a reporting period, may materially impact our results.

Unanticipated problems associated with product development and commercialization of new and existing products could adversely affect our operating results.

Our successful maintenance of existing products and development of new products are subject to the risks of failure and delay inherent in the development and commercialization of products. These risks include the possibilities that:

•	we may experience unanticipated or otherwise negative research and development results;

•	existing or proposed products may be found to be ineffective or unsafe, or may otherwise fail to receive required regulatory clearances or approvals;

•	we may find that existing or proposed products, while safe and effective, are uneconomical to commercialize or market;

•	we may be unable to produce sufficient product to meet customer demand;

•	we may experience adverse publicity from product liability lawsuits that could materially impact consumer demand; or

•	existing or proposed products do not achieve or maintain broad distribution or market acceptance.

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

The marketing of our Zicam products involves claims that these products assist in reducing the duration of the common cold (in the case of Zicam Cold Remedy products) and controlling allergy symptoms (in the case of Zicam Allergy Relief). Under FDA and FTC rules, we are required to obtain scientific data to support any claims we make concerning our products. We have scientific data for our product claims; however, we cannot be certain that these scientific data will be deemed acceptable to the FDA, FTC or other regulatory bodies. If any regulatory body requests supporting information and we are unable to provide support that is acceptable, either the FDA or FTC could force us to stop making the claims in question or restrict us from selling the affected products.

FDA and other government regulation may restrict our ability to sell our products or require us to recall products.

We are subject to various federal, state and local laws and regulations affecting our business. Our Zicam products are subject to regulation by the FDA, including regulations with respect to manufacture and labeling of products, approval of ingredients in products, claims made regarding the products, and disclosure of product ingredients. If we, or our third-party manufacturers, do not comply with these regulations or if these regulations or interpretations change in the future, the FDA could force us to stop selling the affected products or require us to incur substantial costs in adopting measures to maintain compliance with these regulations. If the FDA came to believe that any of our products do not comply with the regulations or caused harm to consumers, we could be required to stop selling that product or subject the product to a recall. Our advertising claims regarding our products are also subject to the jurisdiction of the FTC. In both cases we are required to possess scientific data to support any advertising or labeling claims we make concerning our products, although no pre-clearance or filing is required to be made with either agency. If we are unable to provide the required support for such claims, the FTC may stop us from making such claims or require us to stop selling the affected products. For example, as a result of the June 2009 FDA warning letter, the Company recalled its Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs. See “Business — Introduction — FDA Warning Letter; Recall of Zicam Nasal Gel Products” in Part I, Item 1 above.

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

The price of our stock may be volatile.

The market price of our common stock, which is quoted for trading on the Nasdaq Global Select Market, has been highly volatile and may continue to be volatile in the future. Any one, or combination, of the following factors could cause the market value of our common stock to decline quickly: operating results that differ from market expectations; negative or other unanticipated results of clinical trials or other testing; delays in product development; technological innovations or commercial product introductions by our competitors; lack of timely availability of product or inventory; changes in laws or government regulations; adverse government enforcement actions; developments concerning proprietary rights, including pending or threatened patent litigation; public concerns regarding the safety of any of our products or any recall of our products; the outcome of litigation against the Company; the trading volume of our stock; and general economic and stock market conditions. The stock market has experienced, and it may continue to experience, significant price and volume fluctuations. Historically, these fluctuations particularly affect the market prices of equity securities of small micro-capitalization companies like Matrixx. Often, the effect on the price of such securities is disproportionate to the operating performance of such companies. In our case, such fluctuations may adversely affect our stockholders’ ability to dispose of our shares at a price equal to or above the price at which they purchased such shares.

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

In March 2008, we entered into a five-year renewable lease for corporate office and research and development space, comprising approximately 23,000 square feet, at 8515 E. Anderson Drive, in Scottsdale, Arizona. The new facility combines our corporate office and research and development activities in one building and increases our laboratory capabilities. Our warehouse storage and shipping of our finished goods are provided by a contract warehouse in Plainfield, Indiana.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in various product liability claims and other legal proceedings. The Company’s legal expense for these lawsuits continues to have a significant impact on the results of operations as the Company defends itself against the various claims.

Among the principal matters pending to which the Company is a party are the following:

Product Liability Matters

General.  Since 2003, many lawsuits have been filed against us alleging that our Zicam Cold Remedy nasal gel products have caused the permanent loss or diminishment of the sense of smell or smell and taste. Prior to the Company’s receipt of the FDA’s June 16, 2009 warning letter (see “Business — Introduction — FDA Warning Letter; Recall of Zicam Nasal Gel Products” in Part I, Item 1 of this Report), the number of lawsuits filed against the

Company was steadily declining; in fact, the numbers of pending lawsuits, plaintiffs, new lawsuits and potential claimants were at their lowest levels since early 2004.

Since the Company’s receipt of the FDA warning letter, numerous product liability lawsuits have been filed against the Company, many of which cite the FDA warning letter as support for their claims. The lawsuits principally fall into two categories of product liability claims: (i) those alleging that our Zicam Cold Remedy nasal gel products caused the permanent loss or diminishment of the sense of smell or smell and taste (i.e., personal injury claims) and (ii) those seeking compensation for the purchase price of the Zicam Cold Remedy nasal gel products or various forms of equitable relief based on allegations that the Company misrepresented the safety and/or efficacy of such products to consumers (i.e., economic injury claims). All of the economic injury lawsuits have been filed as class actions but none of the classes has been certified to date (uncertified class actions are referred to as “putative” class actions). On October 9, 2009, a judicial panel ordered the centralization and transfer of a number of economic injury and personal injury actions pending in federal court to a federal court in the District of Arizona pursuant to federal multidistrict litigation procedures (see “Multi-District Litigation Matters” below for a discussion of the cases that have been consolidated and transferred). The Company intends to vigorously defend itself against each of these lawsuits.

Our Position and Our Response.  We believe the claims made in these lawsuits are scientifically unfounded and misleading and we disagree strongly with the FDA’s allegations that Zicam Cold Remedy nasal gel products may be unsafe and that they were unlawfully marketed. The Company’s position is supported by the cumulative science, a multi-disciplinary panel of scientists, and the decisions of 10 separate federal judges in 10 different cases in multiple jurisdictions. In October 2009, in response to the Company’s request, the FDA advised the Company that it was unwilling to reverse its position. On November 16, 2009, the Company filed its response to the FDA’s warning letter. In its response, the Company reiterated its position that there is no valid scientific evidence that Zicam nasal Cold Remedy products are unsafe and requested the FDA to withdraw the warning letter. By letter dated March 4, 2010, the FDA reaffirmed its original position and denied the Company’s request.

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

Product Effectiveness.  Our claims and advertising are subject to the requirements of the Federal Trade Commission Act, which is enforced by the FTC. On March 21, 2006, the FTC’s East Central Region (Cleveland, Ohio office), initiated a detailed inquiry to determine whether the Company engaged in unfair or deceptive acts or practices in violation of the Federal Trade Commission Act in connection with the Company’s advertising and promotional activities for several of the Company’s nasal and oral cold remedy products, including Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs — the products that are the subject of the FDA warning letter. As part of the inquiry, the FTC requested and received, among other things, the Company’s documentation regarding product safety, including side effects, adverse events and consumer complaints, and efficacy, including the scientific proof establishing the efficacy claims made by the Company. Following a nearly year-long process, during which the Company provided the FTC with over 65,000 pages of documentation and met with the FTC to discuss the information, on March 5, 2007, the FTC notified the Company that it was no longer pursuing the inquiry.

Total Pending Product Liability Lawsuits.  As of May 30, 2010, the Company is aware of 176 pending product liability lawsuits against the Company, involving 671 plaintiffs. Of those cases, 127 are pending in Federal court and 49 are pending in State court (see below).

Active Pending Cases as of May 30, 2010 (Pending in Federal Courts); Consolidation and Transfer Pursuant to Multi-District Litigation Procedures.  Of the 127 product liability cases, involving 310 plaintiffs, pending against the Company in Federal court as of May 30, 2010, 112 of them are personal injury cases, involving 279 plaintiffs, and 15 of them are economic injury cases, involving 31 plaintiffs. In August 2009, the Company filed a motion to consolidate and transfer all of the personal injury and economic injury matters, including any purported class actions, pending against the Company in federal court to the District of Arizona, pursuant to federal multidistrict litigation (“MDL”) procedures. On October 9, 2009, the Judicial Panel on Multidistrict Litigation (“Panel”) established MDL No. 2096, In Re: Zicam Cold Remedy Marketing and Sales Practices Litigation, and centralized the economic injury and personal injury actions that involve common questions of fact before a federal court in the District of Arizona. With one exception, the Panel transferred all of the economic injury cases at issue in the original MDL request. The Panel also began the MDL transfer process for the remaining economic injury and personal injury matters pending against the Company in federal courts across the country. The plaintiffs in these remaining cases will have the opportunity to object to the MDL transfer of their specific case. The Panel determined that the case of Hohman et. al. vs. Matrixx Initiatives, Inc. et. al. (filed June 18, 2009, Northern District of Illinois) did not involve sufficient common questions of fact to allow for consolidation and transfer to the MDL at that time. The Company expects any federal economic injury and personal injury matters filed in the future to be transferred and consolidated pursuant to the MDL transfer process, subject to the plaintiffs’ opportunity to object.

Active Pending Cases as of May 30, 2010 (Pending in State Courts).  The Company is aware of the following state court cases, covering 361 named plaintiffs, which have been filed against and/or served on the Company as of May 30, 2010:

Personal Injury:

Date Filed	Court	Named Plaintiff

4/14/2004	Broward County, FL	Hood, M.
11/3/2006	Maricopa County, AZ	Poole, D.
10/31/2007	Maricopa County, AZ	Medel, D.
9/19/2008	Maricopa County, AZ	Brooks, J.
11/14/2008	Maricopa County, AZ	McGill, C.
2/10/2009	Cook County, IL	Coleman, S.
5/13/2009	Maricopa County, AZ	Howes, G.
6/22/2009	Broward County, FL	Schaffer, F.
7/2/2009	Macon County, IL	Rohr, B.
7/22/2009	San Francisco County, CA	Richardson, N.
7/31/2009	McClean County, IL	Wood, C.
8/10/2009	San Francisco County, CA	Lane, V.
9/24/2009	San Francisco County, CA	DeRosier, M.
9/30/2009	Maricopa County, AZ	Hoffman, D.
10/5/2009	San Francisco County, CA	Nissim, S.
10/7/2009	Lahaina County, HI	Welsch, M.
10/19/2009	Broward County, FL	Bunin, S.
10/20/2009	King County, WA	Touhey, W.
10/30/2009	Maricopa County, AZ	Glasser, M.
10/30/2009	Maricopa County, AZ	Ambrose, R.
12/23/2009	Maricopa County, AZ	Kimball, D.
12/24/2009	San Francisco County, CA	Bradley, L.
12/29/2009	Maricopa County, AZ	Johnson, K.
1/19/2010	Maricopa County, AZ	Remming, C.
1/19/2010	Maricopa County, AZ	Baietty, J.
1/19/2010	Maricopa County, AZ	Colello, M.
1/20/2010	Maricopa County, AZ	Marshall, C.
1/20/2010	Maricopa County, AZ	Alex, R.
1/25/2010	Maricopa County, AZ	Viviani, D.
1/29/2010	Maricopa County, AZ	Turner, B.
2/3/2010	Maricopa County, AZ	Druien, C.
2/3/2010	Maricopa County, AZ	Cramer, H.
2/8/2010	Maricopa County, AZ	Shannon, L.
2/11/2010	Maricopa County, AZ	Jacobs, M.
2/24/2010	Erie County, NY	Gollwitzer, L.
3/1/2010	King County, WA	Waddleton, V.
3/1/2010	Maricopa County, AZ	Allen, D.
3/5/2010	San Francisco County, CA	Elbaum, J.
3/19/2010	Maricopa County, AZ	Hurley, E.
3/29/2010	Maricopa County, AZ	Daley, S.
4/1/2010	Maricopa County, AZ	Alston, B.
4/19/2010	Maricopa County, AZ	Miller, R.
4/19/2010	Maricopa County, AZ	Maxfield, W.
4/19/2010	Maricopa County, AZ	Colbert, D.
5/4/2010	Maricopa County, AZ	Maaskant, P.
5/6/2010	Lexington County, SC	Spradley, D.
5/11/2010	Maricopa County, AZ	Brooks, D.
5/13/2010	San Francisco County, CA	Parson, J.

Putative Class Action for Economic injury:

Date Filed	Court	Named Plaintiff

6/30/2009	St. Louis County, MO	West, G.

From December 31, 2009 through May 30, 2010, 77 new product liability cases were filed against the Company and 3 product liability cases were voluntarily dismissed without prejudice.

Cases Dismissed Subsequent to December 31, 2009 (Federal Courts).  None of the federal court cases pending against the Company were dismissed subsequent to December 31, 2009.

Cases Dismissed Subsequent to December 31, 2009 (State Courts).  There were three state court cases pending against the Company dismissed subsequent to December 31, 2009:

Date Filed	Court	Named Plaintiff	Date Dismissed

10/16/2009	San Francisco County, CA	Bobrink	1/29/2010
8/20/2009	Whatcom County, WA	Adams	3/11/2010
11/20/2009	Providence County, Rhode Island	Dugas	3/29/2010

Potential Claimants.  Approximately 435 potential claimants have advised the Company by means of a written notice that they are considering filing a lawsuit against, or are interested in pursuing settlement negotiations with, the Company. The Company is in the process of determining the nature or basis of their purported claims and when or if these potential claimants will ultimately file one or more lawsuits against the Company.

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

Litigation Reserves.  As of December 31, 2005, the Company established a reserve of $1.3 million for any future payment of settlement or losses related to the Cold Remedy litigation. This reserve was based on certain assumptions, some of which are described below, and was the amount, excluding defense costs, the Company believed it could reasonably estimate would be spent to resolve the remaining cases that had been filed or to resolve matters with the potential claimants. Some of the significant factors that were considered in the establishment of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy; settlements; and the number of cases that remained pending against the Company. There are events, such as the dismissal of any of the cases, the filing of new lawsuits, threatened claims, the outcome of a trial, rulings on pending evidentiary motions, or adverse publicity that may have an impact on the Company’s conclusions as to the adequacy of the reserve for the pending product liability lawsuits. The Company maintained a $740,000 reserve balance as of March 31, 2010, compared to $785,000 at March 31, 2009. The decline in the reserve balance was due to settlements of certain claims. However, following the Company’s receipt of the FDA’s warning letter and the resulting increase in the number of product liability lawsuits being filed, the amounts that may be spent to resolve matters with actual and potential claimants could be higher than our reserve. The Company will continue to review the product liability situation and will adjust the litigation reserve in the future when we can reasonably estimate changes in the amounts and likelihood of resolving the claims. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

Intellectual Property Protection

On December 10, 2008, GMP Technologies, LLC (“GMP”) filed suit against the Company in the United States District Court for the Northern District of Illinois (Case No. 08CV7077) in response to a major retailer removing from its store shelves a private label swab product produced for the retailer by GMP. The complaint, as amended effective May 11, 2009, alleged that the retailer discontinued sales of the private label swab product after having been made aware of the Company’s patents relating to Zicam Cold Remedy Swabs (“Swab Patents”), and that the Company acted in bad faith in informing the retailer of the Swab Patents. GMP sought to have the court determine that GMP’s product did not infringe the Swab Patents and to have the Company’s Swab Patents declared invalid. In addition, GMP sought damages for its losses related to the retailer’s cancellation of the private label product following the Company’s providing notice to the retailer of the Swab Patents. The Company denied any wrongdoing and asserted a counterclaim alleging that GMP was infringing the Swab Patents. On February 9, 2010, the parties voluntarily dismissed the case and counterclaim without prejudice and with each party bearing its own costs.

Securities Litigation Matters

Two class action lawsuits were filed in April and May 2004 against the Company, our previous President and Chief Executive Officer, Carl J. Johnson, and William J. Hemelt, our President and Chief Executive Officer, alleging violations of federal securities laws. On January 18, 2005, the cases were consolidated and the court appointed James V. Siracusano as lead plaintiff. The amended complaint also includes our Vice President of Research and Development, Timothy L. Clarot, as a defendant and was filed March 4, 2005. The consolidated case is Siracusano, et al. vs. Matrixx Initiatives, Inc., et al., in the United States District Court, District of Arizona, Case No. CV04-0886 PHX DKD. Among other things, the lawsuit alleges that between October 2003 and February 2004, we made materially false and misleading statements regarding our Zicam Cold Remedy products, including failing to adequately disclose to the public the details of allegations that our products caused damage to the sense of smell and of certain product liability lawsuits pending at that time. We filed a motion to dismiss this lawsuit and, on March 8, 2006, the Company received an Order dated December 15, 2005 granting the motion to dismiss the case, without prejudice. On April 3, 2006, the plaintiff appealed the Order to the United States District Court of Appeals, Ninth Circuit. On October 28, 2009, the Ninth Circuit Court reversed the decision of the United States District Court, District of Arizona. On December 23, 2009, the Ninth Circuit denied the Company’s petition for rehearing. On January 15, 2010, the Ninth Circuit granted Matrixx’s request to stay the issuance of a mandate while the Company petitions the United States Supreme Court for certiorari review.

A separate putative class action was filed on July 17, 2009 against the Company; William J. Hemelt, our President and Chief Executive Officer; Samuel C. Cowley, our Executive Vice President of Business Development, General Counsel and Secretary; Timothy L. Clarot, our Vice President of Research & Development; and Carl J. Johnson, our former President and Chief Executive Officer, alleging violations of federal securities laws. Shapiro et al. vs. Matrixx Initiatives, Inc. et al., in the United States District Court, District of Arizona, Case No. 2:09-cv-01479-ECV (the “Shapiro” action). The lawsuit alleges that the Company and the named officers failed to disclose to the FDA and to the public information about adverse events regarding the Zicam Cold Remedy nasal gel products and that the Company and such officers made false and misleading statements regarding the Company’s compliance with FDA regulations. The motion for lead plaintiff and approval of lead counsel is pending. The Company believes these allegations are without merit and intends to vigorously defend the lawsuit.

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

On September 18, 2009, a shareholder derivative lawsuit was filed by Theodore C. Klatt, on behalf of the Company, against all of the Company’s current directors and the following current and former officers of the Company: William Hemelt, Samuel Cowley, Carl Johnson, Timothy Clarot and James Marini. The lawsuit alleges, among other things, that the officers and directors named in the complaint violated their fiduciary duties to the Company by (i) misrepresenting the safety of the Zicam Cold Remedy nasal gel products, (ii) failing to warn consumers and shareholders that use of the Zicam Cold Remedy nasal products could result in anosmia and (iii) failing to disclose reports of anosmia to the FDA and otherwise misrepresenting the Company’s compliance with FDA regulations (Theodore C. Klatt v. William J. Hemelt, et al., United States District Court, District of Arizona).

On October 14, 2009, the parties filed a stipulation to transfer the Klatt action and consolidate it with the Hall action. On November 4, 2009, the stipulation was granted. On January 19, 2010, the Company moved for a stay of the consolidated derivative action pending the outcome of the Shapiro action (discussed under “Securities Litigation Matters” above), which the Court granted on March 1, 2010.

On November 20, 2009, a shareholder derivative lawsuit was filed by Bette-Ann Liguori, on behalf of the Company, against all of the Company’s current directors and certain of their spouses, and the following current and former officers and directors of the Company and certain of their spouses: Carl Johnson, Timothy Clarot, Timothy Connors, Lynn Romero, Michael Voevodsky, James Marini, and Edward Faber (Liguori v. Egan, et al., Superior Court of the State of Arizona, County of Maricopa). The lawsuit alleges, among other things, that the officers and directors named in the complaint violated their fiduciary duties to the Company by (i) misrepresenting the safety of the Zicam Cold Remedy nasal gel products, (ii) failing to warn consumers and shareholders that use of the Zicam Cold Remedy nasal products could result in anosmia and (iii) failing to disclose reports of anosmia to the FDA and otherwise misrepresenting the Company’s compliance with FDA regulations. On January 19, 2010, the Company filed a motion to stay the action pending the outcome of the Shapiro action or, in the alternative, pending the outcome of the consolidated derivative action filed in Federal court. On May 18, 2010, the court granted defendants’ motion and ordered the parties to file a status report in six months.

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

Legal Expense

The Company is incurring significant legal expense for the lawsuits referenced above. For the year ended March 31, 2010, legal expense for product liability litigation, responding to the FDA warning letter and other regulatory matters, and litigating claims with one of its former manufacturers was approximately $7.2 million, compared to $2.6 million for the year ended March 31, 2009, and $2.5 million for the year ended March 31, 2008. Product liability legal expense has significantly increased as a result of the numerous lawsuits filed since the Company’s receipt of the FDA’s warning letter.

Executive Officers of Matrixx

The names, ages, positions and business experience of each of our executive officers are listed below. Each executive officer is elected by our Board of Directors to hold office until his or her successor is appointed and qualified or until such earlier time as such officer may resign or be removed by the board.

William J. Hemelt, 56, President and Chief Executive Officer

Mr. Hemelt joined Matrixx in June 1998 as our Chief Financial Officer, Treasurer, and Secretary. Mr. Hemelt served as Secretary until February 2005 and Treasurer until July 2007. In October 2008, Mr. Hemelt was named Acting President and Chief Operating Officer, in addition to his position as Chief Financial Officer. In August 2009, Mr. Hemelt was elected to the Matrixx Board of Directors and named President and Chief Executive Officer. From 1980 to 1997, Mr. Hemelt held a variety of financial positions with Arizona Public Service Company, Arizona’s largest utility, including six years as Treasurer and four years as Controller. Mr. Hemelt earned a Master of Business Administration and a Bachelor of Science in Electrical Engineering from Lehigh University.

Timothy L. Clarot, 55, Vice President of Research & Development

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

Samuel Cowley, 50, Executive Vice President, Business Development, General Counsel and Secretary

Mr. Cowley was elected to the Matrixx Board of Directors in July 2005. In May 2008, Mr. Cowley joined the Company as Executive Vice President, Business Development, General Counsel and Secretary. Previously, Mr. Cowley served until May 2007 as Executive Vice President and General Counsel for Swift Transportation Co., Inc. and was a member of Swift’s Board of Directors. Since October 2009, Mr. Cowley has also served as a member of the Board of Directors of Education Management Corporation, a provider of post-secondary education. Prior to joining Swift in March 2005, Mr. Cowley had been a practicing attorney with the law firm of Snell & Wilmer L.L.P., Phoenix, Arizona since March 1990. Mr. Cowley’s practice was concentrated in mergers and acquisitions, securities regulation, including Sarbanes-Oxley Act compliance, and corporate finance. Previously, he was associated with Reid & Priest, New York, New York. Mr. Cowley is a graduate of Cornell Law School, and of Brigham Young University with a B.A. in Economics. Mr. Cowley is admitted to practice law in the States of Arizona and New York.

James A. Marini, 48, Vice President of Sales

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

William J. Barba, 38, Vice President, Finance and Accounting, and Treasurer

Mr. Barba joined Matrixx in 2004 in a financial analyst and investor relations role and became Director of Planning and Administration in 2006. In July 2007, Mr. Barba was named Treasurer. Mr. Barba was promoted to Vice President of Finance and Accounting in May 2010. Mr. Barba oversees finance and accounting as well as the Company’s information technology and manufacturing and distribution processes. Prior to joining Matrixx, Mr. Barba held a variety of financial management positions with increasing responsibilities at Mesa Air Group, Honeywell Intellectual Properties, Avnet, and MicroAge. Mr. Barba holds a Bachelor of Science degree in finance from Arizona State University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Select Market under the symbol MTXX. The following table sets forth, for the periods indicated, the range of high and low prices of our common stock as reported by the Nasdaq Global Select Market.

		Market Price
	Quarter Ended	High	Low

Fiscal Year 2009
First Quarter	June 30, 2008	$17.20	$13.22
Second Quarter	September 30, 2008	$18.98	$14.61
Third Quarter	December 31, 2008	$18.38	$14.01
Fourth Quarter	March 31, 2009	$19.50	$13.35
Fiscal Year 2010
First Quarter	June 30, 2009	$19.74	$4.39
Second Quarter	September 30, 2009	$7.74	$4.82
Third Quarter	December 31, 2009	$6.10	$3.61
Fourth Quarter	March 31, 2010	$5.57	$4.15

As of June 1, 2010, we had approximately 5,800 record and beneficial stockholders.

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

Stock Performance Graph

The following graph compares our cumulative total stockholder return with those of the Nasdaq Stock Market Index and the Russell Microcap Index for the five fiscal years ended March 31, 2010. The graph assumes that $100 was invested on March 31, 2005 in (1) our Common Stock, (2) the Nasdaq Stock Market Index, and (3) the Russell 2000 Growth Index, including in each case, if applicable, reinvestment of dividends. Note: We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

PERFORMANCE TABLE

Date	Matrixx	Nasdaq	Russell 2000 Growth
3/31/2005	100.00	100.00	100.00
3/31/2006	205.80	117.94	127.84
3/31/2007	142.92	122.29	129.84
3/31/2008	128.76	114.07	118.23
3/31/2009	144.24	61.83	75.24
3/31/2010	44.59	96.99	120.62

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

Issuer Purchases of Equity Securities

The Company (and its affiliated purchasers) did not repurchase any of its shares during the quarter ended March 31, 2010.

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May yet be
	of Shares	Average Price	Announced Plans or	Purchased Under the
Period	Purchased(1)	Paid per Share	Programs	Plans or Programs

1/01/10-1/31/10	0	$0	0	931,624
2/01/10-2/28/10	0	$0	0	931,624
3/1/10-3/31/10	0	$0	0	931,624

Total	0	$0	0	931,624

(1)	Employees may surrender shares as payment of applicable tax withholding obligations on the vesting of restricted stock awards. Shares so surrendered are repurchased pursuant to the applicable award agreements and not pursuant to publicly announced share repurchase programs.

The Board of Directors of the Company approved a stock repurchase program, effective January 26, 2009, which permits the Company to purchase up to 1.0 million shares of the Company’s common stock (2009 Program). Concurrent with its approval of this repurchase program, the Board of Directors terminated the repurchase program previously authorized in April 2004 (which authorized the repurchase of up to 1.0 million shares of the Company’s common stock).

During fiscal 2010, the Company did not purchase any shares of common stock on the open market. However, during fiscal 2010, the Company repurchased 13,566 shares of common stock with an aggregate value of $223,161 from employees to satisfy tax withholding requirements associated with vested restricted stock. During fiscal 2009, the Company purchased 573,394 shares of common stock on the open market at an aggregate cost of $9,284,297. In addition, during fiscal 2009, the Company repurchased 32,802 shares of common stock with an aggregate value of $564,118 from employees and directors to satisfy tax withholding requirements associated with vested restricted stock. During fiscal 2008, the Company repurchased 493,969 shares of its common stock in the open market at an aggregate cost of $7,148,245.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for Matrixx for the fiscal years ended March 31, 2010, 2009, and 2008, the three-month transition period ended March 31, 2007 and the previous two years ended December 31, 2006 and 2005. The financial data presented below is derived from Matrixx’s audited consolidated financial statements. We report Matrixx’s, Zicam, LLC’s, Zicam Swab Products, LLC’s, Zicare LLC’s, and Zicam Canada, Inc.’s financial results on a consolidated basis. For additional information, see the financial statements of Matrixx and the notes thereto included elsewhere in Item 15. The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is qualified by reference thereto and to Matrixx’s financial statements and the notes thereto.

				Transition Period
	Fiscal Year Ended			Three Months	Fiscal Years Ended
	March 31,			Ended March 31,	December 31,
	2010	2009	2008	2007	2006	2005
	(000’s, except share data)

Net sales	$67,317	$111,630	$100,972	$19,046	$96,231	$90,461
Net income (loss)	$(23,576)	$13,864	$10,428	$1,709	$4,927	$3,078
Net income (loss) per share of common stock — basic	$(2.56)	$1.50	$1.07	$0.18	$0.51	$0.32
Net income (loss) per share of common stock — diluted	$(2.56)	$1.46	$1.04	$0.17	$0.49	$0.32
Dividends per share	$—	$—	$—	$—	$—	$—
Shares outstanding at period end	9,455	9,274	10,175	10,079	9,948	9,600
Total assets	$61,465	$91,360	$78,149	$71,151	$85,107	$86,442
Long term obligations	$—	$—	$—	$—	$—	$—
Stockholders’ equity	$51,082	$73,077	$65,552	$60,435	$58,087	$48,110

Fiscal 2010 results include $33.1 million in recall-related charges and goodwill and asset impairments that were associated with the withdrawal of nasal Cold Remedy products. Fiscal 2009 earnings reflect recall related charges of $2.0 million associated with a limited recall of certain oral Cold Remedy product lots. Additionally, earnings for 2005 include $8.5 million of expense related to settling litigation ($12.0 million settlement plus $1.3 million for litigation reserves, less $4.8 million of insurance reimbursement). See Note 9 for additional information.

Because of the extreme seasonality of our business, on February 9, 2007, our Board of Directors approved a change in our fiscal year in order to better align our operations and financial results with the entire cold season (our previous fiscal years ended in the middle of the cold season). Due to the change in our fiscal year, results for the three months ended March 31, 2007, are reported as a transition period. Our fiscal year begins April 1 and ends March 31.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The Company develops, markets and sells innovative, over-the-counter (OTC) healthcare products with an emphasis on those that utilize unique delivery systems. The Company currently markets its products within the U.S. $4.0-$5.0 billion overall cough and cold category at retail. Our Zicam products are sold in the cold remedy, allergy/sinus, cough and multi-symptom relief market groups of the overall cough and cold category. The Zicam Cold Sore and Healthy Z-ssentials products are also part of the cough/cold category. A mix of our products is currently available at all of the major food, drug, and mass merchant retailers.

The following table details our sales by product class, for the periods indicated, with further details below:

	Year Ended:
Product Class	March 31, 2010%		March 31, 2009%		March 31, 2008%

Cold Remedy Nasal	$1,977,909	3%	$42,477,144	38%	$32,958,814	33%
Cold Remedy Oral	44,752,918	66%	35,563,524	33%	35,266,694	35%
Allergy/Sinus	16,257,433	24%	21,889,668	20%	17,325,720	17%
Cough & Multi-Symptom	2,512,814	4%	7,306,827	6%	15,068,495	15%
Other Cough/Cold	1,667,936	3%	2,192,124	2%	0	0%
Canada	148,229	0%	1,053,546	1%	0	0%
Antacid	0	0%	147,356	0%	352,661	0%

Total Net Sales	$67,317,239	100%	$111,630,188	100%	$100,972,384	100%

We received a warning letter from the FDA on June 16, 2009 regarding Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs. The FDA referred to complaints it had received of smell loss, also known as anosmia, associated with these products and asserted that the Company was in violation of FDA regulations by failing to file a new drug application for the products. The FDA also asserted that the products were misbranded under FDA regulations for failing to adequately warn of the risk of smell loss. Although the Company disagreed with the FDA’s allegations (see “Legal Proceedings” in Part I, Item 3 of this Report for more information on the Company’s position with respect to the FDA’s warning letter), the Company cooperated with the FDA and recalled the Cold Remedy Nasal Gel and Cold Remedy Swabs from the market. Following months of informal discussions, in October 2009, the FDA advised the Company that it was unwilling to reverse its position. On November 16, 2009, the Company filed its response to the FDA’s warning letter. In its response, the Company reiterated its position that there is no valid scientific evidence that Zicam nasal Cold Remedy products are unsafe and requested the FDA to withdraw the warning letter. By letter dated March 4, 2010, the FDA reaffirmed its original position and denied the Company’s request.

The FDA warning letter, the recall of Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs, and the subsequent litigation have had a material adverse impact on our business. The recalled products accounted for approximately 40%, or $42.5 million, of our fiscal 2009 net sales. The recall required us to record a $9.2 million reserve and take impairment charges of $23.9 million. Our focus during fiscal 2010 was to convert consumers that used our nasal Cold Remedy products to our oral Cold Remedy offerings. As a result, our promotional and marketing support during the 2009/2010 cold season primarily focused on Zicam oral Cold Remedy products.

The Company introduced eight of its Zicam products for retail sales in Canada during the fiscal quarter ended September 30, 2008. The Company decided to withdraw the eight products from the Canadian marketplace and is focusing the Company’s marketing efforts wholly on U.S. sales. The withdrawal was initiated during the quarter ended September 30, 2009, and the Company recorded approximately $1.6 million to reserve for withdrawal charges and fees. The $1.6 million reserve was based on estimates of product at retail and costs to return the items to our distribution partner. In addition, the Company recorded a charge of $423,000 to write-down the inventory of products with Canadian packaging.

Net sales for the fiscal year ended March 31, 2010 decreased to approximately $67.3 million, or 40% below net sales of $111.6 million for the fiscal year ended March 31, 2009. The lower sales comparison is primarily due to the loss of our nasal Cold Remedy products. In addition our cough and multi-symptom product sales declined approximately $4.8 million. However, for the year ended March 31, 2010, sales of our oral Cold Remedy products increased to $44.8 million from $36.6 million in the prior year.

The Company incurred a net loss for the year ended March 31, 2010 of approximately $23.6 million, or $(2.56) per diluted share, compared to net income of $13.9 million, or $1.46 per diluted share, for the year ended March 31, 2009. This $37.4 million income decline includes pre-tax charges associated with the FDA warning letter and recall of our nasal Cold Remedy products. The charges include $9.2 million to reserve for recall related costs and $23.9 million for goodwill and other asset impairments. Net income in the prior year included a $2.0 million reserve for recall-related charges associated with the recall of certain lots of Zicam oral Cold Remedy products. In addition, legal expense for litigation and regulatory matters was $7.2 million for the year ended March 31, 2010, compared to approximately $2.6 million in the year ended March 31, 2009.

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

The Company’s management reviews several key indicators in evaluating overall performance:

1) We compare our sales and net income performance against our annual goal for each. Due to the FDA action and subsequent recall of our nasal Cold Remedy products, the Company’s sales and net income were significantly adversely affected. Fiscal 2010 operating results include recall-related charges as well as goodwill and asset impairments of $33.1 million. In addition, the Company increased its marketing investment, as a percent of net sales, to spur increased consumption of our oral Cold Remedy products.

2) We monitor our share of the cough and cold market because increased consumer purchases of our products are an indicator of growth. Due to the recall and withdrawal from the market of our nasal Cold Remedy products, we are now focusing on consumer consumption of our oral Cold Remedy products. We believe this focus will allow us to better evaluate the strength of the brand as well as conversion to oral Cold Remedy products. For the 52 weeks ended March 21, 2010, retail unit sales of our oral Cold Remedy products (as measured by three outlet syndicated scanner data, not including our largest customer, Wal-Mart and excluding nasal Cold Remedy) increased approximately 12% over the comparable period in the previous year, while the entire cough and cold category was relatively unchanged.

3) We measure our ability to maintain strong gross margins on our products. During the year ended March 31, 2010, we realized an average gross margin of 69%, compared to the 71% average gross margin achieved in the prior year. Gross margins on our existing products vary between 55% and 80%. Gross margins were affected by increased in-store promotion and higher levels of product returns.

4) We evaluate our operating performance by reviewing, over time, our ability to decrease operating expenses as a percentage of net sales. We evaluate our ability to control operating expenses on an annual basis due to the seasonal fluctuations in quarterly net sales. Due to the inability to sell our nasal Cold Remedy products, our operating expense as a percentage of sales increased in fiscal 2010.

5) We review the distribution and mix of our products by key national retailers. Our 15 largest retail customers account for a substantial majority of our annual sales, and we encourage our largest customers to carry a mix of our highest-selling products. Retailers generally reset their cough and cold sections during the third calendar quarter of each year, at which time they add or discontinue products. The number of store brand products has significantly increased. Store brand products are generally sold at a substantial discount to branded products. Store brand versions of our products adversely affect our mix of products at retail as well as our sales levels.

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

Certain information is set forth below for fiscal operations (expressed in $000’s and as a percentage of net sales) on a quarterly basis for the years ended March 31, for the periods indicated.

Quarterly Results:

Fiscal 2010 Ended									Twelve
March 31, 2010	Q1	% NS	Q2	% NS	Q3	% NS	Q4	% NS	Months	% NS
	$000s

Net Sales	$6,916	100%	$25,627	100%	$28,463	100%	$6,312	100%	$67,317	100%

Marketing	$3,312	48%	$2,518	10%	$8,643	30%	$10,969	174%	$25,442	38%
Sales	$617	9%	$856	3%	$1,374	5%	$851	13%	$3,698	5%
General & Administrative	$11,982	173%	$4,385	17%	$2,293	8%	$3,678	58%	$22,338	33%
Legal — Product Liability & Regulatory	$577	8%	$2,391	9%	$1,758	6%	$2,473	39%	$7,199	11%

Total SG&A Expenses	$16,489	238%	$10,150	40%	$14,068	49%	$17,971	285%	$58,677	87%

R&D	$934	14%	$419	2%	$543	2%	$499	8%	$2,395	4%
Goodwill & Asset impairments	$23,867	345%	$0	0%	$0	0%	$0	0%	$23,867	35%

Fiscal 2009 Ended									Twelve
March 31, 2009	Q1	% NS	Q2	% NS	Q3	% NS	Q4	% NS	Months	% NS
	$000s

Net Sales	$8,508	100%	$33,632	100%	$38,702	100%	$30,788	100%	$111,630	100%

Marketing	$2,922	34%	$3,709	11%	$13,209	34%	$11,420	37%	$31,260	28%
Sales	$650	8%	$1,238	4%	$1,025	3%	$1,512	5%	$4,423	4%
General & Administrative	$4,147	49%	$3,131	9%	$4,197	11%	$3,469	11%	$14,944	13%
Legal — Product Liability & Regulatory	$743	9%	$759	2%	$439	1%	$636	2%	$2,577	2%

Total SG&A Expenses	$8,462	99%	$8,837	26%	$18,870	49%	$17,037	55%	$53,205	48%

R&D	$610	7%	$1,143	3%	$797	2%	$684	2%	$3,235	3%

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

We believe that our critical accounting policies and estimates include the accounting for intangible assets and goodwill, accounting for income taxes, revenue recognition, accounting for sales adjustments (returns and allowances), accounts receivable and allowance for doubtful accounts, accounting for legal contingencies, and accounting for product recalls.

Intangible Assets and Goodwill.  We recorded approximately $15.0 million in goodwill in connection with the acquisition of the 40% Zicam, LLC interest acquired from Zensano, Inc. in December 2001. Goodwill must be tested when a triggering event occurs or at least annually to identify a potential impairment and the amount of any impairment loss. Our fiscal 2009 annual valuation of goodwill (as of September 1, 2008) was completed in January 2009 and no impairment was identified. In connection with the Company’s receipt of the FDA warning letter and the resulting recall of our Cold Remedy Nasal Gel and Cold Remedy Swabs, as well as the associated negative publicity, impact on the market’s perception of the value of the Company’s stock, higher legal activity, and the expected decline of Zicam product sales, the Company performed an impairment assessment as of June 30, 2009, which resulted in the Company recording a charge of $15.0 million to reduce the book value of goodwill.

The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes were appropriate in the circumstances, although it is reasonably possible that actual performance will differ from these assumptions. The most significant assumptions included those relating to our ability to sell nasal gel Cold Remedy products in the future, our ability to introduce new nasal products, sales expectations of our other swab products, and market trading multiples for the Company. These charges include: a non-cash impairment charge of $15.0 million related to the goodwill associated with the acquisition of zincum gluconium nasal gel products and $616,000 for the unamortized amount of our Cold Remedy nasal gel patent. These charges were recorded in the quarter ended June 30, 2009 and are reflected in goodwill and asset impairments in our Consolidated Statements of Operations for the year ended March 31, 2010. In addition, due to our inability to commercialize our oral care product developed to reduce tartar, we recorded a charge of $420,000 to write down the value of patents and certain other assets associated with the development of that product. We do not anticipate launching this product on our own and determined the assets associated with the product’s development were impaired. This charge was recorded in research and development expense.

Income Taxes.  The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has recorded deferred tax assets associated with tax loss carrybacks and carryforwards. These deferred tax asset amounts increased during fiscal 2010 as a result of the Company’s current operating loss position. Deferred tax assets are evaluated on a quarterly basis to determine whether a valuation allowance is required. The Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which those temporary differences become deductible. Judgment is required in determining the future tax consequences of events that have been recognized in the Company’s consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated financial position or results of operations.

Revenue Recognition.  The Company recognizes revenue from product sales when the risks and rewards of ownership have transferred to the customer, which is considered to have occurred upon shipment of the finished product to retailers. Sales incentives, promotional allowances, and returns are estimated and recognized at the date of shipment based upon historical activity and current agreements with customers. The Company evaluates these estimates on a monthly basis and revises them as necessary.

Sales Adjustments.  The Company routinely enters into arrangements with its retail customers to support sales programs that increase sales of our products to consumers. Such programs are based primarily on customer purchases and other factors such as sales to consumers. The programs include sales incentives, promotional allowances, coupons, rebates, and slotting fees. We record reserves for these programs as sales adjustments that offset revenue in the period the related revenue is recognized. Sales adjustments for such programs totaled $13.3 million, $11.4 million, and $9.3 million during fiscal 2010, 2009 and 2008, respectively.

The programs involve fixed amounts or percentages of sales to customers. Reserves for such programs are calculated based on an assessment of purchases and performance under the programs and any other specified factors. While the majority of sales adjustment amounts are readily determinable at period end and do not require estimates, certain of the sales adjustments require management to make estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends and information from customers. Management believes that the reserves recorded for customer programs at March 31, 2010 are adequate and proper.

The estimate for product returns reflects our historical experience of sales to retailers and is reviewed regularly to reflect estimated product returns. During fiscal 2010, we recorded a returns provision of 3.5% of gross sales for all of our products. We review the return provision at least quarterly and adjust the reserve amounts if actual product returns differ materially from our reserve percentage. Additionally, we adjust the returns provision when a determination is made that a product will be discontinued, either in whole or by certain retailers. During the year ended March 31, 2010 we recorded a $3.0 million increase to our return reserve, in excess of the customary 3.5% of gross sales, for actual and anticipated returns. We determined that, due to the loss of our nasal Cold Remedy products and the level of returns associated with our non-Cold Remedy products, our returns provision should be increased to 4.5% of gross sales for all of our products in fiscal 2011. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected.

Accounts Receivable and Allowance for Doubtful Accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company recorded an allowance for doubtful accounts of 0.02% of gross sales in fiscal 2010. We review the allowance for doubtful accounts at least quarterly and adjust the allowance amounts if actual or probable losses differ materially from our reserve percentage. In recent years, the retail channel has experienced shifts in market share among competitors, causing some retailers to experience liquidity problems. Certain of Matrixx’s customers filed for bankruptcy and the recent global economic crisis has adversely affected the financial position of other retailers. There is a risk that customers will not pay, or that payment may be delayed, because of bankruptcy or other factors beyond the Company’s control. Due to these recent market trends, we increased the allowance for doubtful accounts from 0.02% of gross sales to 0.05% of gross sales for fiscal 2011.

Legal Contingencies.  We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business. See Part I, Item 3 — “Legal Proceedings” for additional information regarding our pending and threatened litigation and our reserves for product liability litigation. While we are vigorously defending the Company in these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. The Company is required to accrue a contingent loss when the loss is deemed probable and reasonably estimable. The Company maintained a $740,000 reserve balance as of March 31, 2010, compared to $785,000 at March 31, 2009. The decline in the reserve balance was due to settlements of certain claims. However, following the Company’s receipt of the FDA’s warning letter and the resulting increase in the number of product liability lawsuits being filed, the amounts that may be spent to resolve matters with actual and potential claimants could be higher than our reserve. The Company will continue to review and adjust the litigation reserve in the future when we can reasonably estimate changes in the amounts and likelihood of resolving the claims.

Product Recalls.  The Company establishes a reserve for product recalls and withdrawals on a product-specific basis when circumstances giving rise to the recall or withdrawal become known. Facts and circumstances related to the recall or withdrawal, including where the product affected by the recall or withdrawal is located (in inventory or at retail customers), and cost estimates for shipping and handling for returns are considered when establishing a product recall or withdrawal reserve. These factors are updated and reevaluated each period and the related reserves are adjusted when these factors indicate that the recall or withdrawal reserve is either not sufficient to cover or exceeds the estimated product recall or withdrawal expenses.

For the year ended March 31, 2010, the Company recorded a $9.2 million reserve for estimated costs to recall the Cold Remedy Nasal Gel and Cold Remedy Swabs. The Company recorded approximately $1.6 million to reserve for withdrawal charges and fees associated with the withdrawal of eight products from the Canadian marketplace. Additionally, for the fiscal year ended March 31, 2009, the Company incurred and reserved for recall-related expenses of approximately $2.0 million associated with the recall of certain oral Cold Remedy product lots. The reserve charges are recorded in selling, general and administrative expense in the accompanying statements of operations.

Results Of Operations For The Fiscal Year Ended March 31, 2010 Compared To The Fiscal Year Ended March 31, 2009

Certain information is set forth below for our operations expressed in $000’s and as a percentage of net sales for the periods indicated:

	Year Ended March 31,
	2010		2009

Net sales	$67,317	100%	$111,630	100%
Cost of sales	20,685	31	32,876	29

Gross profit	46,632	69	78,754	71
Selling, general and administrative	58,677	87	53,205	48
Research & development	2,396	4	3,235	3
Goodwill Impairment	15,040	22	—	—
Asset Impairments	8,827	13	—	—

Income (Loss) from operations	(38,308)	(57)	22,314	20
Interest and other income	147	—	287	—
Interest expense	—	—	—	—

Income (Loss) before income taxes	(38,161)	(57)	22,601	20
Provision (Benefit) for income taxes	(14,586)	(22)	8,737	8

Net income (Loss)	$(23,576)	(35)%	$13,864	12%

Net Sales

Net sales for fiscal 2010 were approximately $67.3 million, or 40% below net sales of $111.6 million for fiscal 2009. The decrease in net sales is primarily associated with the June 2009 recall of our nasal Cold Remedy products. Nasal Cold Remedy products accounted for approximately 40%, or $42.5 million, of fiscal 2009 sales. Partially offsetting the lost nasal Cold Remedy sales was an $8.2 million increase in oral Cold Remedy net sales. Additionally, sales of cough and multi-symptom products declined $4.8 million and we withdrew our Canadian products, which accounted for $1.0 million of sales in fiscal 2009. The average net selling price per unit, for the year ended March 31, 2010, decreased approximately 6% due to increased in-store promotions and a higher level of product returns.

Cost of Sales

For the year ended March 31, 2010, our cost of sales decreased to approximately $20.7 million, compared to $32.9 million for the year ended March 31, 2009. The decrease was due to the lower level of unit sales achieved in fiscal 2010 versus 2009.

Gross Profit

Gross profit for the year ended March 31, 2010 was approximately $46.6 million, compared to gross profit of approximately $78.8 million for year ended March 31, 2009. The decline in gross profit is due to the lower level of sales during the period, compared to the prior year, and due to increased in-store promotions and a higher level of product returns, a lower average sales price per unit. Gross margin for fiscal 2010 was 69%, compared to 71% gross margin for fiscal 2009. Gross margin was negatively affected by the previously mentioned increased reserve for returns as well as increased in-store promotional programs. Gross margins on our existing products vary between 55% and 80%. Gross margin will continue to be affected by the relative mix of products sold and changes in product sales price and costs.

Selling, General & Administrative (SG&A)

SG&A expense for 2010 increased approximately $5.5 million to $58.7 million from approximately $53.2 million in fiscal 2009.

The higher SG&A expense is due to approximately $9.2 million recorded to account for costs and charges related to the recall of nasal Cold Remedy products. In addition, SG&A expenses associated with Canada increased approximately $800,000 due to the $1.6 million recorded for the withdrawal of products in Canada. Due to the reduced level of sales after the recall of nasal Cold Remedy products, our non-labor marketing expense decreased $5.9 million. We expect SG&A expenses in future periods will vary largely in relation to the level of our advertising and legal expenditures. Advertising expense is heaviest during the cold season, which is generally October through March.

Legal expense for litigation and regulatory matters was $7.2 million for the year ended March 31, 2010, compared to approximately $2.6 million in the year ended March 31, 2009 (see Part I, Item 3 — “Legal Proceedings”). We anticipate future legal expense will be between $1.5 million and $2.0 million per quarter.

Research and Development

Research and development expense was approximately $2.4 million in fiscal 2010, approximately $839,000 less than the $3.2 million of expense incurred in fiscal 2009. Due to our inability to commercialize our oral care product developed to reduce tartar, we recorded a charge of $420,000 during the year ended March 31, 2010 to write down the value of patents and certain other assets associated with the development of that product. The timing of research and development spending can vary throughout the year and is not generally associated with our seasonal sales patterns.

Goodwill and Asset Impairments

In connection with the Company’s receipt of the FDA warning letter and the resulting recall of our Cold Remedy Nasal Gel and Cold Remedy Swabs, the Company performed an impairment assessment as of June 30, 2009, in which it evaluated, among other things, the impact of the foregoing events on the market’s perception of the value of the Company’s stock, the expected increase in legal activity, and the expected decline of total product sales. The assessment resulted in the Company recording a charge of $23.9 million to reduce the carrying amounts of goodwill and other tangible and intangible assets to fair value. This charge includes a non-cash impairment charge of $15.0 million related to the goodwill associated with the acquisition of the zincum gluconium nasal gel products; a non-cash impairment charge of $3.9 million to write-down the inventory value of nasal Cold Remedy products and other nasal application inventory; an impairment charge of $4.3 million ($3.4 million of which is non-cash) for a new swab manufacturing line that was recently built to produce our nasal swab product; and $616,000 for the unamortized amount of our Cold Remedy nasal gel patent.

Interest & Other Income

Interest and other income was approximately $147,000 in the year ended March 31, 2010, versus approximately $287,000 in the fiscal year ended March 31, 2009. There was no interest expense related to outstanding debt in fiscal 2010 or 2009. Interest income in future periods will vary based on our level of cash and interest rate levels.

Income (Loss) Before Income Taxes

Loss before income tax for fiscal 2010 was approximately $38.2 million, compared to income before income taxes of $22.6 million for fiscal 2009. The decline is principally due to the lower gross profit combined with increased SG&A expense and goodwill and asset impairments discussed above. We expect that income (loss) in future periods will be significantly impacted by sales levels of our products, product introductions in new categories, and annual changes in our advertising, research and development, and legal expenses. We anticipate quarterly earnings will continue to vary along with the seasonality of sales.

Provision (Benefit) for Income Tax Expense

We record income tax benefits and expense at our combined estimated annual effective tax rate and adjusted for the tax effects of certain transactions including research and development tax credits. Due to our operating loss in fiscal 2010, we recognized a benefit for income tax expense of approximately $14.6 million, versus income tax expense of $8.7 million for fiscal 2009. We anticipate the income tax benefit being realized in reassessments of prior years’ tax exposures as well as expected future income.

Net Income (Loss)

Net loss was approximately $23.6 million in fiscal 2010, compared to net income of $13.9 million for the year ended March 31, 2009.

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

Net Sales

Net sales for fiscal 2009 were approximately $111.6 million, or 11% above net sales of $101.0 million for the year ended March 31, 2008. The increase in fiscal 2009 net sales was attributable to higher unit sales and new product introductions ($12 million), a price increase for Cold Remedy and Allergy/Sinus ($4 million), lower product return charges ($2.4 million) and initial sales in Canada ($1.0 million). Partially offsetting those increases was an $8.7 million decline in sales of cough, multi-symptom, Nasal Comfort, and Xcid products. The average net selling price per unit for the year ended March 31, 2009, increased approximately 9% due to the mix of products sold and the price increase on Cold Remedy and Allergy/Sinus products. The price increase was 5% for Cold Remedy products and 8% on Allergy/Sinus products and was initiated during the quarter ended September 30, 2008.

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

Gross margin was positively affected by the previously mentioned price increases on certain products that became effective in the fiscal second quarter, the mix of higher margin products sold during fiscal 2009, lower returns charges, as well as cost improvements on certain products. In addition, inventory reserve charges, that are recorded to account for expiring products and obsolete components, declined approximately $540,000 in fiscal 2009 compared to the prior year.

Selling, General & Administrative (SG&A)

SG&A expense for 2009 increased approximately $6.7 million to $53.2 million from approximately $46.5 million in fiscal 2008.

The higher SG&A expense was due to approximately $2.0 million recorded to account for costs and charges related to the recall of certain oral cold remedy product lots. Labor expense increased approximately $2.5 million, of which $1.6 million was related to annual incentive compensation. In addition, we incurred approximately $1.0 million of expense associated with senior management retirement and replacement recruitment. Non-labor marketing expense increased approximately $1.3 million, primarily related to test marketing of Xcid antacid.

Litigation expense related to the product liability lawsuits was approximately $2.2 million in fiscal 2009, compared to approximately $2.5 million (net of approximately $560,000 for insurance reimbursements) in fiscal 2008. We also incurred legal expense in connection with our lawsuit filed to recover recall-related costs .

Research and Development

Research and development expense was approximately $3.2 million in fiscal 2009, approximately $873,000 less than the level incurred in fiscal 2008. The research and development spending reflects scale-up costs related to new products, including our new Cold Sore and Healthy Z-ssentials products. The timing of research and development spending can vary throughout the year and is not generally associated with our seasonal sales patterns.

Interest & Other Income

Interest and other income was approximately $287,000 in the year ended March 31, 2009, versus approximately $653,000 in the fiscal year ended March 31, 2008. Despite higher cash balances, interest income decreased due to lower interest rates. There was no interest expense in fiscal 2009 or 2008.

Income Before Income Taxes

Income before income tax for fiscal 2009 was approximately $22.6 million, compared to approximately $16.5 million for fiscal 2008. The increased pre-tax income was primarily due to the increased gross profit partially offset by the increased SG&A expenses discussed above.

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

Liquidity and Capital Resources

As of March 31, 2010, our cash, cash equivalents, and certificates of deposit balance was $30.2 million, $9.8 million below the $40.0 million at March 31, 2009. The decrease in cash and cash equivalents is primarily due to refunds associated with the recall of our nasal Cold Remedy products. The Company generally invests the majority of excess cash directly in a fund of U.S. Treasury Securities, U.S. government securities and repurchase agreements, and bank certificates of deposit insured by the U.S. government.

Our working capital was $44.4 million as of March 31, 2010, compared to $52.1 million at March 31, 2009. During the year ended March 31, 2010, trade receivables decreased to $5.4 million from $14.8 million at March 31, 2009. The decrease in accounts receivable reflects the timing of orders, the loss of nasal Cold Remedy product sales and a lower level of sales in the fourth quarter. The Company’s principal source of liquidity is cash generated from sales of our products to retailers and distributors. The majority of sales are given 30 day credit terms; however, payment terms are occasionally extended, as retailers begin to increase inventory of our products prior to the onset of the cough and cold season. The Company records an estimated allowance for potentially uncollectible accounts, which is reviewed on a monthly basis. We believe our allowance as of March 31, 2010 is adequate. As a result of the Company’s fiscal 2010 operating loss, the Company has recorded deferred tax assets associated with tax loss carrybacks and tax credit carryforwards. Differences between anticipated and actual outcomes of these deferred tax assets could have a material impact on the Company’s cash position in future periods.

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

Historically, the Company has had low capital expenditures because we rely on third party manufacturers to produce our products. Typical capital expenditures include investments in technology, office furniture, leasehold improvements, and small tooling requirements. The Company leased new corporate office and R&D space in March 2008. The relocation required capital expenditures and tenant improvements of approximately $650,000, which we amortize over the term of the lease (approximately five years). The Company occasionally provides deposits and prepayments to our manufacturers to improve and increase manufacturing capabilities for our products. In 2006, the Company invested $4.2 million for an automated manufacturing line that produces our swab products. Based on the sales growth of our swab products, and our previous assumptions as to continued growth, we commissioned the building of a second manufacturing line to produce swab products at the end of fiscal 2009. However, due to the recall of our Cold Remedy swab product, we determined the new swab manufacturing line was impaired and, during the quarter ended June 30, 2009, we recorded a charge of $4.3 million to reduce the carrying amount of the new manufacturing line to fair value.

In July 2009, the Company’s credit facility with Comerica Bank expired in accordance with its terms. The credit facility allowed for borrowings of up to $8.0 million but the Company had not made any borrowings under the facility since it was last renewed in July 2007. The Company did not renew the credit line. We believe that our existing capital resources will be sufficient to fund our operations and capital requirements for at least the next 12 months.

As discussed in more detail in Part II, Item 5, “Issuer Purchases of Equity Securities” of this Report, the Board of Directors of the Company approved a stock repurchase program, effective January 26, 2009, which permits the Company to purchase up to 1 million shares of the Company’s common stock. Concurrent with its approval of this repurchase program, the Board of Directors terminated the repurchase program previously authorized in April 2004.

Contractual Obligations

We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations
	Payments Due by Period as of March 31, 2010
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands of dollars)

Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	1,462	433	913	116	0
Purchase Obligations	620	620	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$2,082	$1,053	$913	$116	$0

Recently Issued Authoritative Guidance

In April 2010 we adopted the FASB’s guidance on the Consolidation Topic of the Codification (ASC Topic 810-10). This updated guidance requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The adoption of this guidance did not impact our consolidated financial statements.

In August 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. The guidance was effective for interim or annual reporting periods ending after June 15, 2009, and is applied prospectively. We adopted this guidance effective for the quarter ending June 30, 2009. The adoption of this guidance did not impact our consolidated financial statements as of March 31, 2010.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to VSOE and VOE (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.

This update requires expanded qualitative and quantitative disclosures and is effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. This update may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The adoption of this guidance will not impact our consolidated financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Forward Looking Statements

This Report on Form 10-K, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:

•	our expectations regarding the costs of the product recall and our belief that the reserve for recall costs will be sufficient;

•	our expectations regarding returns of discontinued products and declining sales of non-core products;

•	our expectation regarding continued expansion of the Zicam line of products;

•	our expectation of introducing new products in the future;

•	our expectation regarding sales of other cough/cold products;

•	our expectations regarding equity compensation;

•	our belief that our bad debt allowance is sufficient;

•	our anticipation that we will incur approximately $1.5 million to $2.0 million in legal expense each quarter as a result of the litigation in which we are engaged;

•	our expectation of reviewing the adequacy of the reserve for litigation losses on a quarterly basis;

•	our intention to vigorously defend the Zicam Cold Remedy product liability and securities related litigation claims, our belief that the claims made in these lawsuits are scientifically unfounded and misleading, our expectation that additional product liability lawsuits may be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;

•	our expectations regarding the impact of any non-compliance in applicable package size statutes;

•	our expectation that we will continue to file for patent protection and trademark protection for products that we develop and introduce in the future;

•	our expectations regarding the effect of recently issued accounting guidance;

•	our anticipation of the variability of quarterly earnings;

•	our expectations regarding environmental expenses;

•	our expectations that sales and marketing efforts will increase market penetration of our products, build brand awareness, trial and sales of our products;

•	our expectation of a loss in the quarter ending June 30;

•	our belief regarding our critical accounting policies and estimates;

•	our intention to review our product return reserve provision monthly and adjust the reserve amounts as actual product return experience continues to develop;

•	our expectations regarding the realization of deferred tax assets;

•	our expectation that SG&A expenses will vary largely in relation to the level of our advertising and legal expenditures;

•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold and changes in product sales price and costs that may occur;

•	our expectation that our net income and operating expenses in future periods will vary largely in connection with the level of our sales, product introductions in new categories, advertising, research and development, and legal expenses;

•	our expectation that research and development spending will be approximately 3% to 4% of annual net sales in subsequent years;

•	our expectation that earnings in future periods will be significantly impacted by the seasonality of our sales, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;

•	our expectation that advertising expense will be highest in our third and fourth fiscal quarters;

•	our belief that our existing capital resources will be sufficient to fund our operations and capital requirements for the next 12 months;

•	our expectations regarding our manufacturers’ ability to timely produce inventory adequate for sales of products;

•	our expectations regarding the impact of the recall on demand for Zicam products;

•	our expectations regarding dividends; and

•	our belief that moderate interest rate increases and the current economic uncertainties regarding available credit will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

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

Statements in this Report on Form 10-K, including those set forth in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors that could contribute to or cause actual results to differ materially from our expectations. Other such factors include (i) the possibility that future sales of our products will not be as strong as expected; (ii) a weak cough and cold season; (iii) lack of market acceptance for or uncertainties concerning the efficacy or safety of our products; (iv) regulatory or enforcement actions, including product recalls, that could restrict our ability to market our products; (v) changing or modified regulatory or enforcement standards that could impact our ability to market our products; (vi) difficulties in manufacturers or suppliers meeting production requirements or maintaining sufficient inventories to meet unexpectedly high demand in the short term; (vii) financial difficulties encountered by one or more of our principal customers; (viii) increased competition from store brand versions of our products; (ix) material litigation involving product liability claims, consumer issues, securities violation claims, or patent and contractual claims; (x) the possibility of delays or other difficulties in implementing product improvements and introducing to the marketplace new products; (xi) adverse publicity regarding our products or advertising restrictions; and (xii) adverse economic changes that affect consumer demand.

Forward-looking statements contained in this Report on Form 10-K speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document. We do not undertake, and we specifically disclaim any obligation, to publicly update or revise any forward-looking statement contained in this Report or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our line of credit with Comerica Bank expired in July 2009 and we did not renew it. At no time during fiscal 2010 did we have any outstanding borrowings on this line of credit. Consequently, we believe that interest rate increases and the current uncertainties regarding available credit will not have a material adverse impact on our results of operations or financial position in the foreseeable future.

As of March 31, 2010 and March 31, 2009, we did not participate in any financial-market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

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

a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 as of the end of the period covered by this Report. Based on such evaluation, such officer has concluded that our disclosure controls and procedures were effective as of March 31, 2010 in alerting him on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our filings under the Exchange Act.

b)	Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company, including our President and Chief Executive Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined by rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on such assessment, management determined that, at March 31, 2010, we maintained effective internal control over financial reporting.

Mayer Hoffman McCann P.C., the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the Company’s internal control over financial reporting as of March 31, 2010. The report is included below in this Item under the heading “Report on Internal Control over Financial Reporting of Independent Registered Public Accounting Firm.”

REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Matrixx Initiatives, Inc.

We have audited the internal control over financial reporting of Matrixx Initiatives, Inc. and subsidiaries (the “Company”) based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2010 of the Company and our report dated June 5, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.

Phoenix, Arizona
June 5, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item for our executive officers is set forth in Part I of this Form 10-K under the heading “Executive Officers of Matrixx.” Other information required by this Item is set forth in our Proxy Statement relating to our 2010 annual meeting of stockholders to be held on August 25, 2010 (the “2010 Proxy Statement”), under the headings, “Information Concerning Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Additional Information — How do we submit shareholder proposals and director nominations for the next Annual Meeting?” and “Information about our Board, Its Committees and our Corporate Governance — What are the responsibilities of the Audit Committee?” and is incorporated herein by this reference as if set forth in full.

We have adopted a Code of Ethics that applies to our board of directors, our principal executive officer, our principal financial officer and our controller, as well as to all of our other employees. A copy of the Code of Ethics was attached as an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2003 and is available on our website (www.matrixxinc.com). We will make a copy of the Code of Ethics available to any person without charge, upon request, by writing to Matrixx Initiatives, Inc., 8515 E. Anderson Dr., Scottsdale, AZ 85255, Attn: Corporate Secretary. If we make any substantive amendment to the Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver in a Report on Form 8-K within four business days after such amendment is made or such waiver is given.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth in the 2010 Proxy Statement, under the headings, “Executive Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by this reference as if set forth in full.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item for certain of our beneficial owners is set forth in the 2010 Proxy Statement, under the heading, “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by this reference as if set forth in full.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of March 31, 2010 with respect to our compensation plans and individual compensation arrangements under which our equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision to us of goods or services.

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants,	(Excluding Securities
Plan Category	Warrants, and Rights	and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	212,700	$14.06	911,469
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	212,700	$14.06	911,469

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in the 2010 Proxy Statement, under the headings, “Information About our Board, Its Committees and our Corporate Governance,” “What are our processes and procedures for considering and determining executive compensation? — The Compensation Committee” and “Related Party Transactions” and is incorporated herein by this reference as if set forth in full.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth in the 2010 Proxy Statement, under the heading, “Audit Matters” and is incorporated herein by this reference as if set forth in full. The information set forth in the 2010 Proxy Statement under the heading “Report of the Audit Committee” is not incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Matrixx Initiatives, Inc.

We have audited the accompanying consolidated balance sheets of Matrixx Initiatives, Inc. and subsidiaries (the “Company”) as of March 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended March 31, 2010, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended March 31, 2010, 2009, and 2008 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 5, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.

Phoenix, Arizona
June 5, 2010

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND 2009

	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$26,482,499	$25,144,088
Certificates of deposit	3,736,525	14,870,717
Accounts receivable:
Trade, net of allowance for doubtful accounts of $169,720 and $226,180	5,386,044	14,769,485
Insurance receivable	—	25,514
Inventories	6,166,809	7,740,343
Prepaid expenses	2,230,116	2,035,628
Interest receivable	3,443	13,867
Income tax receivable	5,661,554	1,316,102
Current deferred tax asset	5,071,475	1,636,707

Total Current Assets	54,738,465	67,552,451

Property and Equipment, at cost:
Office furniture and computer equipment	1,722,176	1,738,727
Machine tooling and manufacturing equipment	4,415,352	4,581,866
Laboratory furniture and equipment	486,459	484,215
Leasehold improvements	562,738	544,211

	7,186,725	7,349,019
Less accumulated depreciation	(3,865,302)	(3,219,081)

Net Property and Equipment	3,321,423	4,129,938

Other Assets:
Deposits	636,924	2,913,855
Other assets	40,043	30,789
Restricted cash	—	—
Debt issuance costs, net of accumulated amortization of $14,395 and $12,596	—	1,799
Patents, net of accumulated amortization of $311,209 and $725,956	793,807	1,691,505
Non-current deferred tax asset	1,934,686	—
Goodwill	—	15,039,836

Total Other Assets	3,405,460	19,677,784

Total Assets	$61,465,348	$91,360,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,007,886	$3,010,728
Accrued expenses	7,026,708	9,665,310
Sales commissions	188,433	404,899
Sales returns and allowances	1,420,600	1,611,052
Legal liability	740,000	785,000

Total Current Liabilities	10,383,627	15,476,989

Deferred tax liability	—	2,806,001

Total Liabilities	10,383,627	18,282,990
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,455,620 and 9,273,949 shares issued	9,455	9,274
Additional paid-in capital	38,657,444	37,077,316
Retained earnings	12,414,822	35,990,593

Total Stockholders’ Equity	51,081,721	73,077,183

Total Liabilities and Stockholders’ Equity	$61,465,348	$91,360,173

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	2010	2009	2008

Net sales	$67,317,239	$111,630,188	$100,972,384
Cost of sales	20,685,187	32,875,667	34,532,099

Gross Profit	46,632,052	78,754,521	66,440,285
Selling, general and administrative expenses	58,677,206	53,205,196	46,520,327
Research and development	2,395,540	3,234,874	4,108,354
Goodwill impairment	15,039,836	—	—
Asset impairments	8,827,322	—	—

Income (Loss) From Operations	(38,307,852)	22,314,451	15,811,604
Interest and other income	146,546	287,110	653,422

Income (Loss) Before Income Taxes	(38,161,306)	22,601,561	16,465,026
Income taxes	(14,585,535)	8,737,342	6,037,487

Net Income (Loss)	$(23,575,771)	$13,864,219	$10,427,539

Net Income (Loss) Per Share of Common Stock:
Basic:
Weighted Average Number of Common Shares
Outstanding	9,222,597	9,268,471	9,704,579
Net Income (Loss) Per Share of Common Stock	$(2.56)	$1.50	$1.07
Diluted:
Weighted Average Number of Common Shares
Outstanding	9,222,597	9,505,360	10,001,307
Net Income (Loss) Per Share of Common Stock	$(2.56)	$1.46	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	Series A				Additional			Total
	Preferred Stock		Common Stock		Paid In	Treasury	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Equity

Balance at March 31, 2007	—	$—	10,079,317	$10,079	$49,122,216	$(396,304)	$11,698,835	$60,434,826
Issuance of common stock upon exercise of stock options	—	—	59,767	60	611,083	—	—	611,143
Issuance of restricted stock pursuant to the Company’s restricted stock program	—	—	58,760	58	1,294,506	—	—	1,294,564
Purchase of treasury stock	—	—	—	—	—	(7,463,393)	—	(7,463,393)
Retirement of treasury stock	—	—	(22,432)	(22)	(315,127)	315,149	—	—
Income tax benefit from the exercise of stock options	—	—	—	—	231,401	—	—	231,401
Stock option expense pursuant to SFAS 123R	—	—	—	—	16,141	—	—	16,141
Net income	—	—	—	—	—	—	10,427,539	10,427,539

Balance at March 31, 2008	—	$—	10,175,412	$10,175	$50,960,220	$(7,544,548)	$22,126,374	$65,552,221
Issuance of common stock upon exercise of stock options	—	—	131,434	132	1,401,403	—	—	1,401,535
Issuance of restricted stock pursuant to the Company’s restricted stock program	—	—	128,236	128	1,833,928	—	—	1,834,056
Purchase of treasury stock	—	—	—	—	—	(9,953,920)	—	(9,953,920)
Retirement of treasury stock	—	—	(1,161,133)	(1,161)	(17,497,307)	17,498,468	—	—
Income tax benefit from the exercise of stock options	—	—	—	—	379,072	—	—	379,072
Net income	—	—	—	—	—	—	13,864,219	13,864,219

Balance at March 31, 2009	—	$—	9,273,949	$9,274	$37,077,316	$—	$35,990,593	$73,077,183
Issuance of common stock upon exercise of stock options	—	—	144,700	145	1,362,074	—	—	1,362,219
Issuance of restricted stock pursuant to the Company’s restricted stock program	—	—	101,674	101	839,553	—	—	839,654
Purchase of treasury stock	—	—	—	—	—	(1,187,906)	—	(1,187,906)
Retirement of treasury stock	—	—	(64,703)	(65)	(1,187,841)	1,187,906	—	—
Income tax benefit from the exercise of stock options	—	—	—	—	566,342	—	—	566,342
Net loss	—	—	—	—	—	—	(23,575,771)	(23,575,771)

Balance at March 31, 2010	—	$—	9,455,620	$9,455	$38,657,444	$—	$12,414,822	$51,081,721

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	2010	2009	2008

Cash Flows From Operating Activities
Net income (loss)	$(23,575,771)	$13,864,219	$10,427,539
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	850,758	1,279,457	1,057,299
Amortization	94,775	150,484	149,130
Provision for bad debts	(56,460)	16,803	(219,654)
Deferred income taxes	(8,175,455)	886,357	2,484,214
Common stock issued for compensation	1,405,996	2,213,128	1,542,106
Asset impairments and abandonments	24,287,130	—	—
Changes in assets and liabilities:
Accounts receivable	9,439,901	(2,734,441)	(3,614,627)
Insurance receivable	25,514	49,486	2,125,000
Interest receivable	10,424	60,037	10,287
Other receivable	—	39,363	—
Income taxes	(4,345,452)	(1,316,102)	1,370,277
Inventories	(2,354,227)	3,789,717	3,928,868
Prepaid expenses and other	(203,742)	(212,862)	(1,186,014)
Accounts payable	(2,002,842)	1,702,847	(1,276,672)
Accrued expenses	(2,855,068)	3,175,959	3,359,230
Legal liability	(45,000)	(315,000)	55,000
Sales returns and allowances	(190,452)	339,261	(1,119,499)

Net Cash Provided (Used) By Operating Activities	(7,689,971)	22,988,713	19,092,484

Cash Flows From Investing Activities
Capital expenditures	(92,928)	(319,545)	(800,877)
Purchases of certificates of deposit	(3,736,525)	(14,870,717)	—
Maturities of certificates of deposit	14,870,717	—	—
Deposits and other	(2,187,195)	(2,534,650)	(436,586)
Restricted cash	—	500,000	—

Net Cash Provided (Used) By Investing Activities	8,854,069	(17,224,912)	(1,237,463)

Cash Flows From Financing Activities:
Debt issuance costs	—	—	(14,288)
Issuance of common stock	1,362,219	1,401,535	611,143
Purchase of treasury stock	(1,187,906)	(9,953,920)	(7,463,393)

Net Cash Provided (Used) By Financing Activities	174,313	(8,552,385)	(6,866,538)

Net Increase (Decrease) in Cash and Cash Equivalents	1,338,411	(2,788,544)	10,988,483
Cash and Cash Equivalents at Beginning of Period	25,144,088	27,932,672	16,944,189

Cash and Cash Equivalents at End of Period	$26,482,499	$25,144,088	$27,932,672

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$8,000	$10,462,000
Supplemental Disclosure of Non-cash Financing Activities:
Retirement of treasury stock	$1,187,906	$17,498,468	$315,149

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

The Company’s sole business segment in the fiscal years ended March 31, 2010, 2009 and 2008 was developing, marketing and selling over the counter products with an emphasis on those that utilize unique or novel delivery systems through our wholly-owned subsidiaries. Sales of our products in the United States occur through Zicam, LLC (Zicam). During 2005, we formed Zicam Swab Products, LLC (ZSP) to purchase the dry handle swab technology from a third party. During 2006, we formed Zicare, LLC (Zicare), to pursue development of an over-the-counter oral care product. In May 2008, we formed Zicam Canada, Inc. to commercialize sales of Zicam products in Canada. We discontinued sales of our products in Canada in fiscal 2010.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Zicam, ZSP, Zicam Canada, Inc., and Zicare. All significant intercompany accounts and transactions have been eliminated.

On September 30, 2009, Matrixx adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codificationtm (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right, as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

Cash and Cash Equivalents

For purposes of the consolidated financial statements, the Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash deposits in each institution are insured in limited amounts by the Federal Deposit Insurance Corporation (FDIC).

Certificates of Deposit

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoice amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional allowances in the future. The Company determines the allowance based on historical write-off experience, current market trends and, for larger accounts, the ability to pay outstanding balances. Past due balances over 90 days and other higher risk amounts are reviewed individually and collectively. In addition, the Company maintains a reserve for all invoices by applying a percentage based on historical trends. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote. During fiscal 2008, we determined that our allowance for bad debt exceeded the amount of loss that would likely be incurred and we reduced the allowance amount by approximately $250,000, which reduced selling, general and administrative (“SG&A”) expenses by an equal amount. The Company recorded an allowance for doubtful accounts of 0.02% of gross sales in fiscal 2010.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out pricing method.

Property and Equipment

Depreciation of the primary asset classifications is calculated based on the following estimated useful lives using the straight-line method.

Classification	Useful Life in Years

Office furniture and computer equipment	3-5
Machine tooling and manufacturing equipment	3-7
Laboratory furniture and equipment	3-5
Leasehold improvements	2-5

For the fiscal years ended March 31, 2010, 2009, and 2008 depreciation of property and equipment was $850,758, $1,279,457, and $1,057,299 respectively.

Long-Lived and Intangible Assets

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

Goodwill and certain other assets must be tested upon a triggering event to identify potential impairments and the amount of any impairment loss. The Company received a warning letter from the Food and Drug Administration

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(the “FDA”) on June 16, 2009 regarding Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs. The FDA referred to complaints it had received of smell loss, also known as anosmia, associated with these products and asserted that the Company was in violation of FDA regulations by failing to file a new drug application for the products. The FDA also asserted that the products were misbranded under FDA regulations for failing to adequately warn of the risk of smell loss. Although the Company disagreed with the FDA’s allegations, the Company cooperated with the FDA and recalled the Cold Remedy Nasal Gel and Cold Remedy Swabs from the market. The FDA warning letter had a material adverse impact on our business. In connection with the recall of our nasal Cold Remedy products, the Company concluded a triggering event had occurred and performed an impairment assessment as of June 30, 2009. The Company performed an assessment within the accounting fair value hierarchy, in which it evaluated, among other things, the impact of the foregoing events on the market’s perception of the value of the Company’s stock, the expected increase in legal activity, and the expected decline of Zicam product sales. The Company first determined the fair value using two valuation methodologies: (a) the income approach, which uses discounted cash flow projections, and (b) the market value approach, which uses quoted market prices or unobservable inputs that are corroborated by market data.

The assessment resulted in the Company recording a charge of $23.9 million in the quarter ended June 30, 2009, to reduce the carrying amounts of goodwill and other tangible and intangible assets to fair value.

The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes were appropriate in the circumstances, although it is reasonably possible that actual performance will differ from these assumptions. The most significant assumptions include those relating to our ability to sell nasal gel Cold Remedy products in the future, our ability to introduce new nasal products, sales expectations of our other swab products, and market trading multiples for the Company. These charges include: a non-cash impairment charge of $15.0 million related to the goodwill associated with the zincum gluconium nasal gel products; a non-cash impairment charge of $3.9 million to write-down the inventory value of nasal Cold Remedy products and other nasal application inventory; an impairment charge of $4.3 million ($3.4 million of which is non-cash) for a new swab manufacturing line that was recently built to produce our nasal swab product; and $616,000 for the unamortized amount of our Cold Remedy nasal gel patent. The charge totaled approximately $23.9 million ($14.6 million after-tax) and was included in “Goodwill Impairment and Asset Impairments” in the accompanying statement of operations for the year ended March 31, 2010.

The following table sets forth the changes, discussed above, in the Company’s carrying amount of goodwill and certain other assets, measured at fair value on a nonrecurring basis during the fiscal year ended March 31, 2010:

Level 1:  Quoted prices in active markets for identical assets or liabilities.

Level 2:  Significant other observable inputs.

Level 3:  Significant unobservable inputs.

	Level 1		Level 2		Level 3		Total Gains (Losses)
	March 31,		March 31,		March 31,
$000s	2010	2009	2010	2009	2010	2009
Goodwill	—	—	—	—	—	$15,040	$(15,040)
Deposits	—	—	—	$4,284	—	—	$(4,284)
Patent	—	—	—	$616	—	—	$(616)

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

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The original Cold Remedy patent was being amortized using the straight-line method over the remaining term of the patent at the date of purchase of 16.75 years. Amortization expense for the Cold Remedy patent was $16,770 in fiscal 2010 and $67,081 in both fiscal 2009 and 2008. The patent acquired on October 31, 2005 related to Zicam dry handle swab products is being amortized using the straight-line method over the remaining term of the patent, which, at the date of purchase was 14.88 years. The estimated aggregate amortization expense for the Zicam dry handle swab patent is $76,206 on an annual basis for each of the next five years. Amortization expense was $76,206, $76,206 and $69,588 for the years ended March 31, 2010, 2009 and 2008, respectively.

The Company amortized the debt issuance costs associated with the Company’s Comerica Bank credit facility over the term of the facility. Debt issuance costs of $14,395 were recorded in fiscal 2008 for the renewal of the credit facility with a term through June 30, 2009. The Company recorded $1,799, $7,198 and $12,569 in amortization expense during the years ended March 31, 2010, 2009, and 2008, respectively for amortization of expenses related to the Company’s Comerica Bank credit facility.

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

The estimate for product returns reflects our historical experience of sales to retailers and is reviewed regularly to ensure that it reflects potential product returns. We recorded a returns provision of 3.5% of gross sales for all of our products in fiscal 2010. We review the return provision at least quarterly and adjust the reserve amounts if actual product returns differ materially from our reserve percentage. Additionally, we adjust the returns provision when a determination is made that a product will be discontinued, either in whole or by certain retailers. Should the actual level of product returns vary significantly from our estimates, our operating and financial results would be materially affected. In fiscal 2010, we recorded a $3.0 million adjustment to our returns provision, in excess of our customary 3.5% of gross sales, to account for the increased returns and discontinued products. During the fiscal year ended March 31, 2009, we recorded a $1.0 million adjustment to our returns provision, in excess of our customary 3.5% of gross sales, to account for the increased returns of discontinued products (which included several of our cough and flu products). Additionally, during fiscal 2008, we recorded a $3.1 million adjustment to our returns provision to account for higher levels of product returns.

Stock-Based Compensation

The Company measures the cost of services received in exchange for equity instruments based on the grant-date fair value of the award and recognizes that cost in expense over the requisite service period. The Company uses the Black-Scholes option-pricing model in valuing option grants.

The Company did not recognize any compensation expense for previously granted option awards during fiscal 2010 or 2009. During the fiscal year ended March 31, 2008, the Company recognized pre-tax charges of $16,000, approximately $9,800 after tax, as compensation expense related to unvested options as of January 1, 2006.

The Company has granted restricted stock to directors, officers, and management employees as part of its overall compensation plan. Compensation expense is based on the fair value of the shares on the date of their grant (as determined by the closing stock price on the grant date), and is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense recognized in the year ended March 31, 2010, 2009, and 2008, for restricted stock awards previously granted, was approximately $1.8 million, or $1.1 million after tax, $1.7 million, or $1.0 million after tax, and $1.2 million, or $750,000 after tax, respectively. A one-time expense associated with a stock-based signing bonus accounted for approximately $270,000 or $170,000 after tax, of the

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense recorded for the year ended March 31, 2009. Also, during the years ended March 31, 2009 and 2008, 3,442 shares and 4,544 shares, respectively, of restricted stock were issued to two directors, in lieu of cash, under the Directors Restricted Stock Purchase Program for quarterly director compensation.

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

Marketing and Advertising

The Company expenses marketing and advertising costs as incurred. Marketing expense was $25.4 million, $31.3 million, and $29.1 million for the years ended March 31, 2010, 2009, and 2008, respectively.

Net Income Per Share of Common Stock

Basic earnings per share are calculated using the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the treasury stock method.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The schedule below summarizes the elements included in the calculation of basic and diluted earnings per common share for the years ended March 31, 2010, 2009, and 2008. Options to purchase 253,548, 163,959, and 177,000 shares of common stock at March 31, 2010, 2009, and 2008, respectively, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. The shares were anti-dilutive because the share exercise price exceeded the average market price of the common stock during the period. Non-vested restricted stock is included in diluted earnings per share.

	Years Ended March 31,
	2009	2009	2008

Net income (loss) applicable to common shareholders	$(23,575,771)	$13,864,219	$10,427,539

Weighted average common shares outstanding — Basic	9,222,597	9,268,471	9,704,579
Dilutive securities	—	236,889	296,728

Weighted average common shares outstanding — Diluted	9,222,597	9,505,360	10,001,307

Net income (loss) per common share:
Basic	$(2.56)	$1.50	$1.07
Diluted	$(2.56)	$1.46	$1.04

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

Product Recalls and Withdrawals

Matrixx establishes a reserve for product recalls and withdrawals on a product-specific basis when circumstances giving rise to the recall or withdrawal become known. Facts and circumstances related to the recall or withdrawal, including where the product affected by the recall or withdrawal is located (in inventory or at retail customers), cost estimates for shipping and handling for returns are considered when establishing a product recall or withdrawal reserve. These factors are updated and reevaluated each period and the related reserves are adjusted when these factors indicate that the recall or withdrawal reserve is either not sufficient to cover or exceeds the estimated product recall or withdrawal expenses.

Recently Issued Authoritative Guidance

In April 2010 we adopted the FASB’s guidance on the Consolidation Topic of the Codification (ASC Topic 810-10). This updated guidance requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The adoption of this guidance did not impact our financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. The guidance was effective for interim or annual reporting periods ending after June 15, 2009, and is applied prospectively. We adopted this guidance effective for the quarter ending June 30, 2009. The adoption of this guidance did not impact our consolidated financial statements as of March 31, 2010.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to VSOE and VOE (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This update requires expanded qualitative and quantitative disclosures and is effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. This update may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The adoption of this guidance will not impact our consolidated financial statements.

2.	Inventories

Inventories consist of the following at March 31, 2010 and 2009:

	March 31,	March 31,
	2010	2009

Raw materials and packaging	$623,808	$2,618,261
Finished goods	5,543,001	5,122,082

Total	$6,166,809	$7,740,343

3.	Current Notes Payable

In July 2009, the Company’s credit facility with Comerica Bank expired in accordance with its terms. The credit facility allowed for borrowings of up to $8.0 million but the Company had not made any borrowings under the facility since during the fiscal years ended March 31, 2010, 2009, and 2008. The Company did not renew the credit line.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Reserves

The following schedules summarize the activity in the reserves for sales returns and allowances and allowance for doubtful accounts for the fiscal years ended March 31, 2010, 2009, and 2008:

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period

Reserves for Sales Returns and Allowances:
March 31, 2008	$2,391,290	$15,432,925	$16,552,424	$1,271,791
March 31, 2009	1,271,791	15,148,362	14,809,101	1,611,052
March 31, 2010	1,611,052	16,897,732	17,088,184	1,420,600

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period

Allowance for Doubtful Accounts
March 31, 2008	$429,031	$20,676	$240,330	$209,377
March 31, 2009	209,377	22,421	5,618	226,180
March 31, 2010	226,180	14,370	70,830	169,720

5.	Income Taxes

The components of the provision for income taxes for the years ended March 31, 2010, 2009, and 2008, are as follows:

	2010	2009	2008

Current:
Federal	$(5,581,976)	$6,299,911	$2,094,047
State	93,411	1,355,043	390,167

Total	(5,488,565)	7,654,954	2,484,214

Deferred:
Federal	(6,795,317)	883,745	3,013,768
State	(2,301,653)	198,643	539,505

Total	(9,069,970)	1,082,388	3,553,273

Total Provision For Income Taxes	$(14,585,535)	$8,737,342	$6,037,487

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision for income taxes as follows:

	Year Ended March 31,
	2010	2009	2008

Federal statutory rate	(34)%	34%	34%
State income taxes, net of federal benefits	(5)	5	5
Current period tax credits	—	(1)	(1)
Charitable contributions	—	—	(1)
Other	1	1	—

Total	(38)%	39%	37%

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred tax assets and liabilities as of March 31, 2010 and 2009 are as follows:

	2010	2009

Current deferred tax assets
Reserves and accrued expenses	$2,578,428	$998,107
Accrued legal liabilities	284,900	302,200
Reserve for bad debts	65,342	87,100
Inventory valuation reserve	1,341,818	249,300
Net operating loss carryforwards	800,987	—

Net current deferred tax assets	$5,071,475	$1,636,707

Non-current deferred tax assets
Restricted stock compensation	$37,684	$629,200
Amortization of intangible assets	2,775,362	—

Total non-current deferred tax assets	2,813,046	629,200
Non-current deferred tax liabilities
Amortization of intangible assets	—	(2,847,501)
Depreciation	(878,360)	(587,700)

Total non-current deferred tax liabilities	(878,360)	(3,435,201)

Net non-current deferred tax assets (liabilities)	$1,934,686	$(2,806,001)

The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history and trends, sales backlog and projections of future net income when determining whether it is more likely than not future tax benefits will be realized. As of March 31, 2010, 2009 and 2008, the Company did not record a valuation allowance.

The Company’s policy is to classify income tax penalties and interest as income taxes in its financial statements. During the years ended March 31, 2010 and 2009, the Company did not incur any penalties or interest. At March 31, 2010 and 2009, the Company did not have any unrecognized tax benefits.

The tax benefits associated with employee exercises of non-qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduced income taxes currently payable. The Company has determined that it is more likely than not that the amounts will be realized and has recorded benefits charged to additional paid-in-capital for the years ended March 31, 2010, 2009, and 2008 of $566,342, $379,072, and $231,401, respectively.

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

Stock Repurchase Plan

In April 2004, the Company’s Board of Directors authorized a Common Stock Repurchase Program for up to 1 million shares of the Company’s common stock. The Board of Directors of the Company approved a new stock repurchase program, effective January 26, 2009, which permits the Company to purchase up to 1 million shares of the Company’s common stock. Concurrent with its approval of this repurchase program, the Board of Directors terminated the repurchase program previously authorized in April 2004. During fiscal 2010, the Company did not purchase any shares of common stock on the open market. However, during fiscal 2010, the Company repurchased 22,097 shares of common stock with an aggregate value of $266,413 from employees to satisfy tax withholding requirements associated with vested restricted stock. In fiscal 2009, the Company purchased 573,394 shares of common stock on the open market at an aggregate cost of $9,284,297. The Company also repurchased 39,970 shares of common stock at an aggregate value of $669,623, from employees and directors to satisfy tax withholding requirements associated with vested restricted stock. During fiscal 2008, the Company purchased 493,969 shares of common stock on the open market at an aggregate cost of $7,148,245. In addition, the Company repurchased 22,432 shares of common stock at an aggregate cost of $315,148, from employees and directors to satisfy tax withholding requirements associated with vested restricted stock

Shareholder Rights Plan

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

Long-Term Incentive Plan

In November 2001, the Company adopted the 2001 Long-Term Incentive Plan (the “2001 Plan”). The 2001 Plan provides for the grant of incentive stock options, non-qualified options, restricted common stock, performance based awards, tandem awards and substitute awards. In May 2005, shareholders approved an amendment to the 2001 Plan increasing the number of shares authorized for issuance under the Plan from 1,000,000 shares to 1,500,000 shares. In August 2009, shareholders approved an amendment to the 2001 Plan increasing the number of shares authorized for issuance under the Plan from 1,500,000 shares to 2,250,000 shares.

The following table contains information on the stock options under the Company’s 2001 Plan for the fiscal year ended March 31, 2010. The outstanding options expire from October 2008 to July 2011.

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual	Aggregate Intrinsic
Options	Shares	Exercise Price	Term	Value

Options outstanding at March 31, 2009	417,700	$12.78
Granted	—
Exercised	(144,700)	9.41
Cancelled	(60,300)	16.31

Options outstanding at March 31, 2010	212,700	$14.06	1.17 years	$0

Exercisable at March 31, 2010	212,700	$14.06	1.17 years	$0

No options were granted in the years ended March 31, 2010, 2009, or 2008.

The total intrinsic value of options exercised during the years ended March 31, 2010, 2009 and 2008, was $1.4 million, $925,000, and $569,000, respectively. No options vested during the fiscal years ended March 31, 2010, 2009 or 2008.

Cash received from the exercise of options during the fiscal year ended March 31, 2010 was approximately $1,362,000. The related tax benefit realized was approximately $566,000.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s restricted stock awards is presented below:

		Weighted-Average Grant-
	Shares	Date Fair Value

Nonvested at March 31, 2009	189,761	$14.79
Granted	101,674	$16.54
Vested	(90,727)	$15.16
Forfeited	—

Nonvested at March 31, 2010	200,708	$15.51

The weighted average fair value of restricted stock awards granted for the year ended March 31, 2009 and 2008 was $14.52 and $15.77, respectively.

As of March 31, 2010, the Company had approximately $1.8 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted-average period of approximately 20 months.

The fair value of the Company’s restricted stock awards was determined using the closing price of the Company’s shares on the respective grant dates.

Other Stock Option Information

The following table summarizes information about the Company’s outstanding stock options at March 31, 2010:

	Options Outstanding
		Weighted
		Average	Weighted	Options Exercisable
		Remaining	Average		Weighted
Range of	Number	Contractual Life	Exercise	Number	Average
Exercise Prices	Outstanding	in Years	Price	Exercisable	Exercise Price

$7.00 — $9.00	35,000	1.04	$8.08	35,000	$8.08
$10.00 — $12.00	70,700	1.80	$11.17	70,700	$11.17
$17.00 — $19.00	107,000	.78	$17.93	107,000	$17.93

Compensation Expense

The Company measures the cost of services received in exchange for equity instruments based on the grant-date fair value of the award and recognizes that cost in expense over the requisite service period. The Company uses the Black-Scholes option-pricing model in valuing option grants.

The Company did not incur any expense in fiscal 2010 or 2009 related to stock options. For the year ended March 31, 2008, the Company recognized compensation expense for options of $16,000, approximately $10,000 after tax.

For the fiscal years ended March 31, 2010, 2009, and 2008, the Company recognized $1,382,949, $899,600 and $664,296, respectively, in employee compensation expense related to its restricted stock program.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies

Leases

The Company leases its office facilities under a long-term leasing arrangement. The following is a schedule of future minimum lease payments at March 31, 2010 under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year:

Year Ending
March 31,	Leases

2011	$432,868
2012	445,854
2013	459,229
2014	115,649

Total Minimum Lease Payments	$1,453,600

Rental expense charged to operations for the years ended March 31, 2010, 2009 and 2008 was $548,652, $797,586, and $329,858 respectively.

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

Litigation

The Company is involved in various product liability claims and other legal proceedings. The Company’s legal expense for these lawsuits continues to have a significant impact on the results of operations as the Company defends itself against the various claims. For the year ended March 31, 2010, legal expense for product liability litigation, responding to the FDA warning letter, and regulatory matters, as well as litigating claims with one of its former manufacturers was approximately $7.2 million, compared to $2.6 in fiscal 2009, and $2.5 million (net of $560,000 for insurance reimbursement) in fiscal 2008.

As of December 31, 2005, the Company established a reserve for any future payment of settlement or losses related to the Cold Remedy litigation. This reserve was based on certain assumptions, some of which are described below, and was the amount, excluding defense costs, the Company believed it could reasonably estimate would be spent to resolve the remaining cases that had been filed or to resolve matters with the potential claimants. Some of the significant factors that were considered in the establishment of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy; settlements; and the number of cases that remained pending against the Company. There are events, such as the dismissal of any of the cases, the filing of new lawsuits, threatened claims, the outcome of a trial, rulings on pending evidentiary motions, or adverse publicity that may have an impact on the Company’s conclusions as to the adequacy of the reserve for the pending product liability lawsuits. The Company maintained a $740,000 reserve balance as of March 31, 2010, compared to $785,000 at March 31, 2009. The decline in the reserve balance was due to settlements of certain claims. However, following the Company’s receipt of the FDA’s warning letter and the resulting increase in the number of product liability lawsuits being filed, the amounts that may be spent to resolve matters with actual and potential claimants could be higher than our reserve. The Company will continue to review the product liability situation and will adjust the litigation reserve in the future when we can reasonably estimate changes in the amounts and likelihood of resolving the claims. Litigation is inherently

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unpredictable and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

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

Effective January 1, 2004, the Company adopted a Qualified 401(k) Retirement Account Plan, meeting the Safe Harbor Provisions of the IRS. The Company makes matching contributions relative to each employee’s Salary Reduction Contributions for the year of up to 4% of the employee’s compensation for the Plan year. For the fiscal years ended March 31, 2010, 2009, and 2008, the Company made matching contributions of $172,896, $151,826, and $107,241, respectively. Each employee is fully vested at all times in his or her contribution and the Company’s matching contributions.

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

The Company’s sales are from products marketed under the Zicam brand name, with a majority of its sales attributable to its Cold Remedy products, which subjects the Company to significant financial exposure. If future sales of these products decrease, and in particular sales of its Cold Remedy products, the Company’s operations could be materially adversely affected.

Sales to major customers, which comprised 10% or more of net sales, for the years ended March 31, 2010, 2009, and 2008 were as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2010	March 31, 2009	March 31, 2008

Walgreens	20.8%	16.8%	13.3%
Wal-Mart	19.9%	21.6%	23.5%
CVS	10.1%	11.8%	11.8%

12.	Fair Value of Financial Instruments

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

Disclosures about fair value of the Company’s financial instruments are presented in the table below. The following table presents a summary of the Company’s financial instruments as of March 31, 2010 and 2009:

	March 31, 2010		March 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and cash equivalents	$26,482,499	$26,482,499	$25,144,088	$25,144,088
Certificates of deposit	$3,736,525	$3,736,525	$14,870,717	$14,870,717

The carrying amounts for cash and cash equivalents, certificates of deposit, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments.

13.	Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years ended March 31, 2010 and 2009 are summarized below:

	Fiscal Year 2010 Quarters Ended:
	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	March 31, 2010

Net sales	$6,916,237	$25,626,789	$28,462,685	$6,311,528
Gross profit	4,123,175	18,796,876	20,812,865	2,899,136
Net income (loss) from operations	(37,167,013)	8,227,718	6,201,854	(15,570,411)
Net income (loss) per basic share	(2.49)	0.55	0.41	(1.04)
Net income (loss) per diluted share	(2.49)	0.55	0.41	(1.04)
Net income (loss)	(22,832,252)	5,078,387	3,826,383	(9,648,289)

	Fiscal Year 2009 Quarters Ended:
	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009

Net sales	$8,508,044	$33,631,906	$38,702,412	$30,787,826
Gross profit	5,313,761	23,252,991	27,497,755	22,690,014
Net income (loss) from operations	(3,758,660)	13,272,899	7,831,223	4,968,989
Net income (loss) per basic share	(0.24)	0.89	0.52	0.34
Net income (loss) per diluted share	(0.24)	0.86	0.50	0.33
Net income (loss)	(2,265,857)	8,241,882	4,751,445	3,136,749

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES (cont.)

(a)2. Financial Statement Schedules

Financial statement schedules have been omitted because either they are not required or are not applicable, or because the information has been included in the consolidated financial statements or notes thereto contained in this Annual Report on Form 10-K.

(a)3. Exhibits

Exhibit
No.		Title

3.1		Certificate of Incorporation and Amendments thereto of the Registrant(1)
3.2		Bylaws of the Registrant(11)
4.1		Rights Agreement dated as of July 22, 2002 by and between the Registrant and Corporate Stock Transfer, Inc.(2)
10.1		*2001 Stock Incentive Plan(5)
10	.1.1	*Form of Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Grant of Incentive Stock Option(7)
10	.1.2	*Form of Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Restricted Stock Program Agreement(14)
10	.1.3	*Form of Matrixx Initiatives, Inc. 2001 Long-Term Incentive Plan Restricted Stock Program Agreement (Directors)(13)
10	.1.4	*Amended and Restated 2001 Long-Term Incentive Plan Restricted Stock Program Agreement between the Registrant and Samuel C. Cowley(16)
10.2		*Summary of Matrixx Initiatives, Inc. Director Restricted Stock Purchase Program(3)
10.3		*Form of Executive Retention Agreement(12)
10.4		*Executive Retention Agreement Trust(12)
10.5		Manufacturing Agreement with BioZone Laboratories(6)
10.6		* **Form of Amended and Restated Change of Control Agreement between Registrant and Registrant’s Executive Officers
10.7		Asset Purchase Agreement dated as of October 31, 2005 by and among Viridian Packaging Solutions, LLC, Beutlich, L.P., Frederic J. Beutlich and Zicam Swab Products, LLC(10)
10.8		Separation Agreement dated December 8, 2008 among Registrant and Carl J. Johnson(17)
10.9		Settlement Agreement and Mutual Release dated December 8,2008 between the Registrant and Carl J. Johnson(17)
10.10		*Insurance Agreement dated October 18, 2006 between the Registrant and William J. Hemelt(13)
10.11		Summary of Chairman’s Fee Arrangement, approved October 21, 2008(16)
21		**Subsidiaries of the Registrant
23.1		**Consent of Mayer Hoffman McCann P.C., independent registered public accounting firm
31.1		**Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		***Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350

*	Indicates management compensatory contract, plan or arrangement.

**	Filed with this Form 10-K.

***	Furnished with this Form 10-K.

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

(2)	Incorporated by reference to the Registrant’s registration statement on Form 8-A, filed July 23, 2002, file number 000-31404.

(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006, file number 001-31404.

(4)	Incorporated by reference to the Registrant’s Report on Form 8-K filed December 14, 2001, file number 000-27646.

(5)	Incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, filed April 8, 2005, file number 001-31404.

(6)	Incorporated by reference to the Registrant’s Report on Form 8-K filed October 28, 2004, file number 001-31404.

(7)	Incorporated by reference to the Registrant’s Report on Form 8-K filed February 11, 2005 file number 001-31404.

(9)	Incorporated by reference to the Registrant’s Report on Form 8-K filed November 7, 2005, file number 001-31404.

(10)	Incorporated by reference to the Registrant’s Report on Form 8-K filed November 3, 2005, file number 001-31404.

(11)	Incorporated by reference to the Registrant’s Report on Form 8-K filed July 25, 2006, file number 001-31404.

(12)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the period ended September 30, 2009, file number 001-31404.

(13)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the period ended September 30, 2006, file number 001-31404.

(14)	Incorporated by reference to the Registrant’s Report on Form 8-K filed May 13, 2008, file number 001-31404.

(15)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the period ended June 30, 2007, file number 001-31404.

(16)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the period ended September 30, 2008, file number 001-31404.

(17)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the period ended December 31, 2008, file number 001-31404.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on June 5, 2010.

MATRIXX INITIATIVES, INC.

By:	/s/ William Hemelt
William Hemelt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated:

Signature	Title	Date

/s/ William C. Egan William C. Egan	Chairman of the Board of Directors	June 5, 2010

/s/ L. White Matthews, III L. White Matthews, III	Director	June 5, 2010

/s/ Michael A. Zeher Michael A. Zeher	Director	June 5, 2010

/s/ Samuel C. Cowley Samuel C. Cowley	Director, Executive Vice President Business Development, General Counsel & Secretary	June 5, 2010

/s/ John M. Clayton John M. Clayton	Director	June 5, 2010

/s/ Lori Bush Lori Bush	Director	June 5, 2010

/s/ William J. Hemelt William J. Hemelt	President and Chief Executive Officer (Principal Financial Officer & Principal Accounting Officer)	June 5, 2010