Form 10-Q
period 2010-06-30
MATRIXX INITIATIVES INC
filed 2010-08-05
CIK 1006195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
There were 9,399,987 shares of the registrant’s common stock, $.001 par value, outstanding as of July 30, 2010.

MATRIXX INITIATIVES, INC.
FORM 10-Q
INDEX
Unless otherwise indicated in this quarterly report, “Matrixx,” “us,” “we,” “our”, “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2010	2010

ASSETS

Current Assets:
Cash and cash equivalents	$28,267,218	$26,482,499
Certificates of deposit	—	3,736,525
Accounts receivable:
Trade, net of allowance for doubtful accounts of $168,139 and $169,720	1,617,155	5,386,044
Insurance receivable	2,204,000	—
Inventories	7,007,681	6,166,809
Prepaid expenses	1,269,465	2,230,116
Interest receivable	820	3,443
Income tax receivable	7,220,293	5,661,554
Current deferred tax asset	5,265,820	5,071,475

Total Current Assets	52,852,452	54,738,465

Property and Equipment, at cost:
Office furniture and computer equipment	1,575,947	1,722,176
Machine tooling and manufacturing equipment	4,415,352	4,415,352
Laboratory furniture and equipment	370,355	486,459
Leasehold improvements	415,452	562,738

	6,777,106	7,186,725
Less accumulated depreciation	(3,808,981)	(3,865,302)

Net Property and Equipment	2,968,125	3,321,423

Other Assets:
Deposits	636,924	636,924
Other assets	40,043	40,043
Patents, net of accumulated amortization of $330,260 and $311,209	774,756	793,807
Non-current deferred tax asset	1,845,871	1,934,686

Total Other Assets	3,297,594	3,405,460

Total Assets	$59,118,171	$61,465,348

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,472,919	$1,007,886
Accrued expenses	5,233,572	7,026,708
Sales commissions	79,857	188,433
Sales returns and allowances	1,847,338	1,420,600
Legal liability	740,000	740,000

Total Current Liabilities	10,373,686	10,383,627

Total Liabilities	10,373,686	10,383,627

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,399,987 and 9,455,620 shares issued and outstanding	9,400	9,455
Additional paid-in capital	38,753,271	38,657,444
Retained earnings	9,981,814	12,414,822

Total Stockholders’ Equity	48,744,485	51,081,721

Total Liabilities and Stockholders’ Equity	$59,118,171	$61,465,348

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	2010	2009

Net sales	$3,207,398	$6,916,237
Cost of sales	1,332,578	2,793,062

Gross Profit	1,874,820	4,123,175

Selling, general and administrative expenses	5,313,898	16,488,637
Research and development	530,228	934,393
Goodwill impairment	—	15,039,836
Asset impairments	—	8,827,322

Loss From Operations	(3,969,306)	(37,167,013)

Interest and other income	16,398	47,280

Loss Before Income Taxes	(3,952,908)	(37,119,733)

Income taxes	(1,519,900)	(14,287,481)

Net Loss	$(2,433,008)	$(22,832,252)

Net Loss Per Share of Common Stock:
Basic and Diluted:
Weighted Average Number of Common Shares Outstanding	9,287,580	9,169,829
Net Loss Per Share of Common Stock	$(0.26)	$(2.49)
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	2010	2009

Cash Flows From Operating Activities
Net loss	$(2,433,008)	$(22,832,252)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	370,664	256,016
Amortization	19,051	37,621
Deferred income taxes	(105,530)	(14,597,763)
Common stock issued for compensation	249,592	1,015,979
Asset impairments and abandonments	—	24,287,130
Changes in assets and liabilities:
Accounts receivable	3,768,889	8,511,844
Insurance receivable	(2,204,000)	(49,486)
Interest and other receivables	2,623	(57,850)
Income tax receivable	(1,558,739)	(265,479)
Inventories	(840,872)	(2,744,968)
Prepaid expenses and other	960,651	372,806
Accounts payable	1,465,033	840,699
Accrued expenses	(1,901,712)	4,313,905
Legal liability	—	(20,000)
Sales returns and allowances	426,738	399,262

Net Cash Used By Operating Activities	(1,780,620)	(532,536)

Cash Flows From Investing Activities
Purchases of certificates of deposit	—	(3,736,525)
Maturities of certificates of deposit	3,736,525	3,621,548
Capital expenditures	(17,366)	(22,612)
Deposits and other	—	(2,232,250)

Net Cash Provided (Used) By Investing Activities	3,719,159	(2,369,839)

Cash Flows From Financing Activities:
Issuance of common stock	—	1,362,219
Purchase of treasury stock	(153,820)	(1,187,906)

Net Cash Provided (Used) By Financing Activities	(153,820)	174,313

Net Increase (Decrease) in Cash and Cash Equivalents	1,784,719	(2,728,062)

Cash and Cash Equivalents at Beginning of Period	26,482,499	25,144,088

Cash and Cash Equivalents at End of Period	$28,267,218	$22,416,026

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$—	$8,000
Supplemental Disclosure of Noncash Financing Activities:
Retirement of treasury stock	$153,820	$1,187,906
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Basis of Presentation
     Matrixx Initiatives, Inc. markets and sells over the counter products with an emphasis on those that utilize unique or novel delivery systems. Through our subsidiaries, we market and sell products under the Zicam® brand.
     The accompanying condensed consolidated balance sheet as of March 31, 2010, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements of Matrixx Initiatives, Inc. as of and for the three months ended June 30, 2010 have been prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, do not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments that are necessary so as to make the interim information not misleading, have been made. All references made in this Report to “Note” or “Notes” refer to these Notes to the Condensed Consolidated Financial Statements (“Financial Statements”). Results of operations for the three months ended June 30, 2010 are not necessarily indicative of results of operations that may be expected for the fiscal year ending March 31, 2011. The products we market are seasonal in nature. We record sales when products are shipped from our warehouse facilities to customers. Generally, the Company realizes fluctuations in sales volume as retailers stock our products and order displays to prepare for the cough and cold season, which usually runs from October through March. Consumer purchases of our products at retail are highest during the cough and cold season. It is recommended that this financial information be read in conjunction with the complete financial statements included in Matrixx’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 previously filed with the Securities and Exchange Commission (“SEC”).
2. Recently Issued Authoritative Guidance
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
     In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to VSOE and VOE (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This update requires expanded qualitative and quantitative disclosures and is effective for fiscal years beginning on or after June 15, 2010. This update may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The adoption of this guidance will not impact our Financial Statements.

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
     The Company did not recognize any compensation expense for option awards during the three months ended June 30, 2010 or 2009. There were no options exercised in the three months ended June 30, 2010; however, 144,700 options were exercised in the three months ended June 30, 2009. No options were granted during the three months ended June 30, 2010 or 2009.
     The Company has granted restricted stock to directors, officers, and employees as part of its overall compensation plan. Compensation expense is based on the closing stock price on the grant date, and is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense recognized in the quarter ended June 30, 2010, for restricted stock awards was approximately $106,000, or $65,000 after tax, compared to approximately $347,000, or $213,000 after tax, for the quarter ended June 30, 2009.
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
     The table below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three months ended June 30, 2010 and 2009. Unvested restricted stock and options to purchase 310,762 and 285,225 shares of common stock for the three months ended June 30, 2010 and 2009, respectively, were not included in the computation of diluted loss per share because their effect would be anti-dilutive due to the loss reported in the quarters.

	Three Months Ended
	June 30,
	2010	2009
Net loss applicable to common shareholders	$(2,433,008)	$(22,832,252)

Weighted average common shares outstanding — Basic	9,287,580	9,169,829

Dilutive Securities:
Options	—	—
Restricted Stock	—	—

Weighted average common shares outstanding — Diluted	9,287,580	9,169,829

Net loss per common share:
Basic	$(0.26)	$(2.49)
Diluted	$(0.26)	$(2.49)

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Inventories
     Inventories are stated at the lower of cost or market. The Company uses first-in, first-out method to value inventory. Inventories consisted of the following at June 30, 2010 and March 31, 2010:

	June 30,	March 31,
	2010	2010
Raw materials and packaging	$552,238	$623,808
Finished goods	6,455,443	5,543,001

Total	$7,007,681	$6,166,809

6. Product Recalls and Withdrawals
     Zicam Cold Remedy Nasal Gel and Cold Remedy Gel Swabs Recall
     Matrixx establishes a reserve for product recalls and withdrawals on a product-specific basis when circumstances giving rise to the recall or withdrawal become known. Facts and circumstances related to the recall or withdrawal, including where the product affected by the recall or withdrawal is located (in inventory or at retail customers) and cost estimates for shipping and handling for returns, are considered when establishing a product recall or withdrawal reserve. These factors are updated and reevaluated each period and the related reserves are adjusted when the factors indicate that the recall or withdrawal reserve is either not sufficient to cover or exceeds the estimated product recall or withdrawal expenses.
     The Company received a warning letter from the Food and Drug Administration (the “FDA”) in the first quarter of fiscal 2010, dated June 16, 2009, regarding Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Gel Swabs. The FDA referred to complaints it had received of smell loss, also known as anosmia, associated with these products and asserted that the Company was in violation of FDA regulations by failing to file a new drug application for the products. The FDA also asserted that the products were misbranded under FDA regulations for failing to adequately warn of the risk of smell loss. Although the Company disagreed with the FDA’s allegations (see Note 7 — “Legal Proceedings” of this Report for more information on the Company’s position with respect to the FDA’s warning letter), the Company cooperated with the FDA and recalled the Zicam Cold Remedy Nasal Gel and Cold Remedy Swabs from the market.
     In the quarter ended June 30, 2009, the Company recorded a $9.0 million reserve for estimated costs to recall these products. The reserve charge was recorded in selling, general and administrative expense in the accompanying statement of operations for the three months ended June 30, 2009. As of June 30, 2010, the recall reserve has been exhausted and we do not anticipate recording any additional recall charges for the withdrawal of nasal Cold Remedy products that occurred in June 2009.
7. Legal Proceedings
     The Company is involved in various product liability claims and other legal proceedings. The Company’s legal expense for these lawsuits continues to have a significant impact on the results of operations as the Company defends itself against the various claims.
     Among the principal matters pending to which the Company is a party are the following:

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Product Liability Matters
     General. Since 2003, a number of lawsuits have been filed against us alleging that our Zicam Cold Remedy nasal gel products have caused the permanent loss or diminishment of the sense of smell or smell and taste. Prior to the Company’s receipt of the FDA’s June 16, 2009 warning letter (see Note 6 — “Product Recalls and Withdrawals”), the number of lawsuits filed against the Company was steadily declining; in fact, the numbers of pending lawsuits, plaintiffs, new lawsuits and potential claimants were at their lowest levels since early 2004.
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

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Product Effectiveness. Our claims and advertising are subject to the requirements of the Federal Trade Commission Act (“FTC”). On March 21, 2006, the FTC’s East Central Region (Cleveland, Ohio office), initiated a detailed inquiry to determine whether the Company engaged in unfair or deceptive acts or practices in violation of the Federal Trade Commission Act in connection with the Company’s advertising and promotional activities for several of the Company’s nasal and oral cold remedy products, including Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs — the products that are the subject of the FDA warning letter. As part of the inquiry, the FTC requested and received, among other things, the Company’s documentation regarding product safety, including side effects, adverse events and consumer complaints, and efficacy, including the scientific proof establishing the efficacy claims made by the Company. Following a nearly year-long process, during which the Company provided the FTC with over 65,000 pages of documentation and met with the FTC to discuss the information, on March 5, 2007, the FTC notified the Company that it was no longer pursuing the inquiry.
     Total Pending Product Liability Lawsuits. As of August 1, 2010, the Company is aware of 231 pending product liability lawsuits against the Company, involving 794 plaintiffs. Of those cases, 174 are pending in Federal court and 57 are pending in State court.
     Cases since March 31, 2010 (Pending in Federal Courts): The Company is aware of the following pending federal court cases, covering 56 named plaintiffs, which were filed against and/or served on the Company between March 31, 2010 and August 1, 2010.
     Personal Injury:

Date Filed	United States District Court	Named Plaintiff
4/1/2010	Northern District, Texas	McRae, S.
4/5/2010	New Jersey	Martinez, M.
4/7/2010	Central District, California	Shapiro, R.
4/9/2010	Arizona	Gardner, C.
4/9/2010	Western District, Missouri	Smith, R.C.
4/22/2010	Southern District, Mississippi	Rochelle, C.
4/27/2010	Puerto Rico	Quinones-Rodriguez, L.
5/6/2010	South Carolina	Spradley, D.
5/20/2010	Eastern District, Tennessee	Lyons, M.
5/21/2010	Western District, Michigan	Alisea, I.
5/26/2010	Central District, California	Coggins, E
5/28/2010	Western District, Missouri	Beatty, D.
5/28/2010	Western District, Missouri	Bowers, B.
5/28/2010	Western District, Missouri	Wadkins, J.
6/3/2010	Eastern District, Missouri	Schwartz, J.
6/9/2010	Western District, Tennessee	Terhune, G.
6/9/2010	Western District, Tennessee	Childress, J.
6/9/2010	Western District, Tennessee	Bell, V.
6/14/2010	Western District, Missouri	Goble, K.
6/14/2010	Western District, Missouri	Vance, C.
6/14/2010	Western District, Missouri	Morgan, S.
6/14/2010	Western District, Louisiana	Boozman, M.
6/15/2010	Western District, Kentucky	Stokes, S.
6/15/2010	Arizona	Johnson, R.
6/15/2010	Arizona	Vincent, M.
6/15/2010	Arizona	Swindell, J.
6/15/2010	Arizona	Tio, R.
6/30/2010	Western District, Missouri	Conti, A.
6/30/2010	Massachusetts	Surette, R.
6/30/2010	Arizona	Kirsch, C.

Date Filed	United States District Court	Named Plaintiff
7/1/2010	Southern District, Ohio	Warrington, J.
7/14/2010	Arizona	Barton, J.
7/15/2010	Arizona	Holloway, S.
7/15/2010	Arizona	Wilhite, J.
7/15/2010	Arizona	Ponthieux, S.
7/15/2010	Arizona	Murter, J.
7/20/2010	Maryland	Carter, C.
7/20/2010	Maryland	Davis, L.
7/20/2010	Maryland	Floyd, R.
7/20/2010	Maryland	Foley, L.
7/20/2010	Maryland	Hamilton, A.
7/20/2010	Maryland	Jackson, A.
7/20/2010	Maryland	Jackson, R.
7/20/2010	Maryland	Lipscomb, D.
7/20/2010	Maryland	Moore, B.
7/20/2010	Maryland	Pilkenton, L.
7/20/2010	Maryland	Rentch, B.
7/20/2010	Maryland	Saur, M.
7/20/2010	Maryland	Short, J.
7/27/2010	Arizona	Cochren, M.
     Putative Class Actions for Economic Injury: None.
     Multi-District Litigation Matters. As previously disclosed, in August 2009, the Company filed a motion to consolidate and transfer all of the personal injury and economic injury matters, including any purported class actions, pending against the Company in federal court to the District of Arizona, pursuant to federal multidistrict litigation (“MDL”) procedures. On October 9, 2009, the Judicial Panel on Multidistrict Litigation (“Panel”) established MDL No. 2096, In Re: Zicam Cold Remedy Marketing and Sales Practices Litigation, and centralized the economic injury and personal injury actions that involve common questions of fact before a federal court in the District of Arizona. With one exception, the Panel transferred all of the economic injury cases at issue in the original MDL request. The Panel also began the MDL transfer process for the remaining economic injury and personal injury matters pending against the Company in federal courts across the country. The plaintiffs in these remaining cases will have the opportunity to object to the MDL transfer of their specific case. The Panel determined that the case of Hohman et. al. vs. Matrixx Initiatives, Inc. et. al. (filed June 18, 2009, Northern District of Illinois) did not involve sufficient common questions of fact to allow for consolidation and transfer to the MDL at that time. The Company expects any federal economic injury and personal injury matters filed in the future to be transferred and consolidated pursuant to the MDL transfer process, subject to the plaintiffs’ opportunity to object.
     Cases since March 31, 2010 (Pending in State Courts). The Company is aware of the following state court cases, covering 135 named plaintiffs, which were filed against and/or served on the Company between March 31, 2010 and August 1, 2010:
     Personal Injury:

Date Filed	Court	Named Plaintiff
4/1/2010	Maricopa County, AZ	Alston, B.
4/19/2010	Maricopa County, AZ	Miller, R.
4/19/2010	Maricopa County, AZ	Maxfield, W.
4/19/2010	Maricopa County, AZ	Colbert, D.
5/4/2010	Maricopa County, AZ	Maaskant, P.
5/11/2010	Maricopa County, AZ	Brooks, D.
5/13/2010	San Francisco County, CA	Parson, J.
6/14/2010	Maricopa County, AZ	Dubois, S.
6/18/2010	Maricopa County, AZ	Krupp, D.
6/18/2010	Maricopa County, AZ	Harrison, L.
6/18/2010	Maricopa County, AZ	Goad, S.
6/22/2010	Maricopa County, AZ	Lewotsky, L.
6/22/2010	Maricopa County, AZ	McCloy, M.
7/8/2010	Maricopa County, AZ	Michaels, A.
7/9/2010	St. Clair County, IL	MacDonald, C.
7/21/2010	Kootenai County, ID	Richmond, J.
7/23/2010	Jerome County, ID	Huettig, L.
7/26/2010	Maricopa County, AZ	Allen, R.
7/28/2010	Asotin County, WA	Hill, S.

     Putative Class Actions for Economic Injury: None.
     Settlement with Certain Claimants. In July 2010, the Company entered into settlement agreements with approximately 46 claimants who had previously threatened to file lawsuits against the Company. The individual settlement amounts were $5,000 or less per claimant and were charged to our litigation reserves (see “Product Liability Litigation Reserves” below). The settlement documents for all claimants acknowledge that Matrixx denies any liability to them. Those who are eligible and elect to participate in the settlement program dismiss their claims with prejudice and provide written releases of their claims against the Company in return for their participation. Each of the claimants alleged use of the Company’s single hole Cold Remedy nasal gel product, which was last sold in 2005. To date, the Company has never settled claims relating to nasal gel products other than the single hold product.
     Potential Claimants. Approximately 500 potential claimants have advised the Company by means of a written notice that they are considering filing a lawsuit against, or are interested in pursuing settlement negotiations with, the Company. The Company is in the process of determining the nature or basis of their purported claims and when or if these potential claimants will ultimately file one or more lawsuits against the Company.
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
     Litigation Reserves. As of December 31, 2005, the Company established a reserve of $1.3 million for any future payment of settlement or losses related to the Cold Remedy litigation. This reserve was based on certain assumptions, some of which are described below, and was the amount, excluding defense costs, the Company believed it could reasonably estimate would be spent to resolve the remaining cases that had been filed or to resolve matters with the potential claimants. Some of the significant factors that were considered in the establishment of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy; settlements; and the number of cases that remained pending against the Company. There are events, such as the dismissal of any of the cases, the filing of new lawsuits, threatened claims, the outcome of a trial, rulings on pending evidentiary motions, or adverse publicity that may have an impact on the Company’s conclusions as to the adequacy of the reserve for the pending product liability lawsuits. The Company maintained a $740,000 reserve balance as of June 30, 2010, equal to the $740,000 reserve at March 31, 2010. The settlement with 46 potential claimants for $222,500, mentioned above, was paid from the reserve in July 2010. The decline in the reserve balance was due to settlements of certain claims. However, following the Company’s receipt of the FDA’s warning letter and the resulting increase in the number of product liability lawsuits being filed, the amounts that may be spent to resolve matters with actual and potential claimants could be higher than our reserve. The Company will continue to review the product liability situation and will adjust the litigation reserve in the future when we can reasonably estimate changes in the amounts and likelihood of resolving the claims. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Securities Litigation Matters
     Two class action lawsuits were filed in April and May 2004 against the Company, our previous President and Chief Executive Officer, Carl J. Johnson, and William J. Hemelt, our President and Chief Executive Officer, alleging violations of federal securities laws. On January 18, 2005, the cases were consolidated and the court appointed James V. Siracusano as lead plaintiff. The amended complaint also includes our Vice President of Research and Development, Timothy L. Clarot, as a defendant and was filed March 4, 2005. The consolidated case is Siracusano, et al. vs. Matrixx Initiatives, Inc., et al., in the United States District Court, District of Arizona, Case No. CV04-0886 PHX DKD. Among other things, the lawsuit alleges that between October 2003 and February 2004, we made materially false and misleading statements regarding our Zicam Cold Remedy products, including failing to adequately disclose to the public the details of allegations that our products caused damage to the sense of smell and of certain product liability lawsuits pending at that time. We filed a motion to dismiss this lawsuit and, on March 8, 2006, the Company received an Order dated December 15, 2005 granting the motion to dismiss the case, without prejudice. On April 3, 2006, the plaintiff appealed the Order to the United States District Court of Appeals, Ninth Circuit and on October 28, 2009, the Ninth Circuit Court reversed the decision of the United States District Court, District of Arizona. On June 14, 2010, the United States Supreme Court granted certiorari review and will hear the case during the Court’s 2010-2011 term.
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

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     In accordance with and subject to the provisions of the Company’s Certificate of Incorporation, each of the named directors and current and former officers and spouses will be indemnified by the Company for their expenses incurred in defending each of these lawsuits and for any other losses that they may suffer as a result of these lawsuits.
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

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Legal Expense
     The Company is incurring significant legal expense for the lawsuits referenced above. As previously disclosed, the Company had a limited amount of product liability insurance to cover litigation expense, losses and/or settlements associated with claims that our Cold Remedy products caused a loss of smell. The insurer has determined the ultimate defense costs and claims associated with the anosmia allegations will likely exceed the policy limit of $5 million. To avoid ongoing administrative costs, in July 2010, the Company and its product liability insurer reached agreement that the insurer would pay the full amount of the $5.0 million policy to the Company. Based on this agreement, the Company recorded $2.2 million, in the quarter ended June 30, 2010, as reimbursement of legal expenses for defending claims previously made against that policy. This resulted in a net credit of $337,000 for product liability and regulatory related legal expense ($1.9 million prior to insurance reimbursement) in the quarter ended June 30, 2010, which compares to legal expense of $577,000 in the quarter ended June 30, 2009. The remaining $2.8 million, to be received from the insurer, will be applied against ongoing future legal expense. We expect to continue to incur legal expense of $1.3 million to $1.8 million per quarter before allocation of insurance proceeds.
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
     Goodwill and certain other assets must be tested upon a triggering event to identify potential impairments and the amount of any impairment loss. Following the June 16, 2009 FDA warning letter and subsequent recall of our Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs, the Company concluded a triggering event had occurred and performed an impairment assessment as of June 30, 2009. The Company performed an assessment within the accounting fair value hierarchy, in which it evaluated, among other things, the impact of the foregoing events on the market’s perception of the value of the Company’s stock, the expected increase in legal activity, and the expected decline of Zicam product sales. The Company first determined the fair value using two valuation methodologies: (a) the income approach, which uses discounted cash flow projections, and (b) the market value approach, which uses quoted market prices or unobservable inputs that are corroborated by market data. The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes were appropriate in the circumstances, although it is reasonably possible that actual performance will differ from these assumptions. The most significant assumptions include those relating to our ability to sell nasal gel Cold Remedy products in the future, our ability to introduce new nasal products, sales expectations of our other swab products, and market trading multiples for the Company.
     The assessment resulted in the Company recording charges of $23.9 million ($14.6 million after-tax) in the quarter ended June 30, 2009, to reduce the carrying amounts of goodwill and other tangible and intangible assets to fair value. These charges include: a non-cash impairment charge of $15.0 million related to the goodwill associated with the zincum gluconium nasal gel products; a non-cash impairment charge of $3.9 million to write-down the inventory value of nasal Cold Remedy products and other nasal application inventory; an impairment charge of $4.3 million ($3.4 million of which is non-cash) for a new swab manufacturing line that was built to produce our nasal swab product; and $616,000 for the unamortized amount of our Cold Remedy nasal gel patent. The charge was included in “Goodwill Impairment and Asset Impairments” in the accompanying statement of operations for the quarter ended June 30, 2009.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table sets forth the changes, discussed above, in the Company’s carrying amount of goodwill and certain other assets, measured at fair value on a nonrecurring basis during the quarter ended June 30, 2009:
Level 1: Quoted prices in active markets for identical assets or liabilities.
Level 2: Significant other observable inputs.
Level 3: Significant unobservable inputs.

				Total Gains
	Level 1	Level 2	Level 3	(Losses)
$000s
Goodwill	—	—	($15,040)	($15,040)
Deposits	—	($4,284)	—	($4,284)
Patent	—	($616)	—	($616)
     In addition to the impairment charges associated with our nasal Cold Remedy products discussed above, in the quarter ended June 30, 2009, we recorded a charge of $420,000 to write down the value of patents and certain other assets associated with the development of an oral care product developed to reduce tartar. We do not anticipate launching this product on our own and determined the assets associated with the product’s development were impaired. This charge was recorded in research and development expense in the accompanying Financial Statements for the fiscal first quarter ended June 30, 2009.
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
     Certificates of Deposit: The Company occasionally purchases certificates of deposit from FDIC-insured institutions at or below the FDIC-insured limits and all certificates of deposit have maturities of one year or less. The purchase price of each certificate of deposit is treated as its fair market value on the purchase date. We account for these certificates of deposit at amortized costs and they are held to maturity.

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
     The FDA warning letter, the recall of Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs, and the subsequent litigation have had a material adverse impact on our business. The recalled products accounted for approximately 40%, or $42.5 million, of our fiscal 2009 net sales and, prior to the recall, accounted for approximately $2.0 million of net sales in the quarter ended June 30, 2009. Our primary focus since the withdrawal of our nasal gel products has been the conversion of consumers that used our nasal Cold Remedy products to our oral Cold Remedy offerings. As a result, our promotional and marketing support primarily focuses on Zicam oral Cold Remedy products.
The Company’s fiscal first quarter, which ends June 30, is historically the lowest performing quarter in the fiscal year.
     Certain information is set forth below for our operations, expressed in thousands of dollars and as a percentage of net sales, for the periods indicated:

	3 Months Ended June 30,
$000s	2010	% NS	2009	% NS
Net Sales	$3,208	100%	$6,916	100%
Marketing	$2,594	81%	$3,312	48%
Sales	$544	17%	$617	9%
General & Administrative	$2,513	78%	$12,273	177%
Legal -Product Liability & Regulatory	$(337)	(11)%	$287	4%

Total Selling, General, and Administrative	$5,314	165%	$16,489	238%

Research & Development	$530	17%	$934	14%

Goodwill & Asset Impairments	$0	0%	$23,867	345%

     Net sales for the fiscal first quarter ended June 30, 2010 decreased to $3.2 million, compared to $6.9 million for the quarter ended June 30, 2009. The lower sales comparison is due to the loss of our nasal Cold Remedy products which, prior to their withdrawal, accounted for $2.0 million of net sales in the quarter ended June 30, 2009. In addition, sales of our congestion, allergy, and symptom relief products declined $1.3 million compared to sales in the quarter ended June 30, 2009. However, recent consumer consumption data comparing 4-week year-over-year trends following last year’s withdrawal of nasal Cold Remedy products, to the same period this year, shows growth of 5% for oral Cold Remedy and 7% for allergy/congestion products.

     The Company incurred a net loss for the fiscal first quarter ended June 30, 2010 of approximately $2.4 million, or $(0.26) per diluted share, compared to a net loss of $22.8 million, or $(2.49) per diluted share, for the quarter ended June 30, 2009. Results for the quarter ended June 30, 2009 included pretax charges of $9.0 million to reserve for recall-related costs and $23.9 million for goodwill and other asset impairments.
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
     The Company’s management reviews several key indicators in evaluating overall performance:
1)	We review our sales and net income performance against our annual goal for each. In fiscal 2011, the Company will focus on growing sales in our core Cold Remedy and Allergy/Sinus franchise and offsetting declines in our symptom relief and other cough/cold products. For fiscal 2011, the Company anticipates revenue increasing 3% to 5% above the $67.3 million achieved in fiscal 2010. We anticipate expense for litigation will be between $1.3 million and $1.8 million per quarter (prior to insurance reimbursement) in fiscal 2011. In addition, we expect to report net income between $2.0 and $3.0.

2)	We monitor sales of our products at retail because increased consumer purchases of our products are an indicator of growth. For the rolling 52 weeks ended June 13, 2010, retail unit sales (as measured by three outlet syndicated scanner data, not including our largest customer, Wal-Mart and excluding nasal Cold Remedy) of our oral Cold Remedy products increased approximately 10% while sales of our allergy and congestion products declined approximately 13% over the comparable period in the previous year, while the entire cough and cold category was relatively unchanged. Recent consumer consumption data comparing 4-week year-over-year trends following last year’s withdrawal of nasal Cold Remedy products to the same period of this year, shows growth of 5% for oral Cold Remedy and 7% for allergy/congestion products.

3)	We measure our ability to maintain strong gross margins on our products. During the quarter ended June, 2010, we realized an average gross margin of 58%, compared to the 60% average gross margin achieved in the prior year. Gross margins on our existing products generally vary between 65% and 80%. Due to the level of in-store promotional activity, relative to the low level of unit sales that occurred in the quarter, our average selling price per unit declined 5% in the quarter ended June 30, 2010, compared to the quarter ended June 30, 2009. This decline in average sales price affected gross margin for the quarter.

4)	We evaluate our operating performance by reviewing, over time, our ability to decrease operating expenses as a percentage of net sales. We evaluate our ability to control operating expenses on an annual basis due to the seasonal fluctuations in quarterly net sales. We anticipate fiscal 2011 operating expenses will decline as a percentage of sales compared to the prior fiscal year.

5)	We review the distribution and mix of our products by key national retailers. Our ten largest retail customers account for a substantial majority of our annual sales, and we encourage our largest customers to carry a mix of our highest-selling products. Retailers generally reset their cough and cold sections during the third calendar quarter of each year, at which time they add or discontinue products. We expect our ten largest retailers to have a net increase in Zicam oral Cold Remedy products on shelf during this year’s cold season. Although retailers are increasing the number of our products they sell, they are also increasing the number of store brand products that directly compete with our Zicam offerings. Store brand products are generally sold at a substantial discount to branded products. Store brand versions of our products may adversely affect our mix of products at retail as well as our sales levels.

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
     Legal Contingencies. We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business (see Note 7 — “Legal Proceedings” for additional information regarding our pending and threatened litigation and our reserves for product liability litigation). While we are vigorously defending the Company in these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. The Company is required to accrue a contingent loss when the loss is deemed probable and reasonably estimable. The Company maintained a $740,000 reserve balance as of June 30, 2010 and March 31, 2010. Following the Company’s receipt of the FDA’s warning letter and the resulting increase in the number of product liability lawsuits being filed, the amounts that may be spent to resolve matters with actual and potential claimants could be higher than our reserve. In July 2010, the Company entered into settlement agreements with approximately 46 claimants who had previously threatened to file lawsuits against the Company. The individual settlement amounts were $5,000 or less per claimant and were charged to our litigation reserves in July 2010. The Company will continue to review and adjust the litigation reserve in the future when we can reasonably estimate changes in the amounts and likelihood of resolving the claims.
     Intangible Assets and Goodwill. We recorded approximately $15.0 million in goodwill in connection with the acquisition of the 40% Zicam, LLC interest acquired from Zensano, Inc. in December 2001. Goodwill must be tested when a triggering event occurs or at least annually to identify a potential impairment and the amount of any impairment loss. Our fiscal 2009 annual valuation of goodwill (as of September 1, 2008) was completed in January 2009 and no impairment was identified. In connection with the Company’s receipt of the FDA warning letter and the resulting recall of our Cold Remedy Nasal Gel and Cold Remedy Swabs, as well as the associated negative publicity, impact on the market’s perception of the value of the Company’s stock, higher legal activity, and the expected decline of Zicam product sales, the Company performed an impairment assessment as of June 30, 2009, which resulted in the Company recording charges to reduce the book value of goodwill and other intangible assets.
     The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes were appropriate in the circumstances, although it is reasonably possible that actual performance will differ from these assumptions. The most significant assumptions included those relating to our ability to sell nasal gel Cold Remedy products in the future, our ability to introduce new nasal products, sales expectations of our other swab products, and market trading multiples for the Company. These charges include: a non-cash impairment charge of $15.0 million related to the goodwill associated with the acquisition of zincum gluconium nasal gel products and $616,000 for the unamortized amount of our Cold Remedy nasal gel patent. These charges were recorded in the quarter ended June 30, 2009 and are reflected in goodwill and Asset Impairments in our Financial Statements for the quarter ended June 30, 2009. In addition, due to our inability to commercialize our oral care product developed to reduce tartar, we recorded a charge of $420,000 to write down the value of patents and certain other assets associated with the development of that product in the quarter ended June 30, 2009. We do not anticipate launching this product on our own and determined the assets associated with the product’s development were impaired. This charge was recorded in research and development expense.
     Income Taxes. The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has recorded deferred tax assets associated with tax loss carrybacks and carryforwards. These deferred tax asset amounts increased due to the Company’s fiscal 2010 operating loss. Deferred tax assets are evaluated on a quarterly basis to determine whether a valuation allowance is required. The Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which those temporary differences become deductible. Judgment is required in determining the future tax consequences of events that have been recognized in the Company’s consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated financial position or results of operations.
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
     We record reserves for sales programs and returns as sales adjustments that offset revenue in the period the related revenue is recognized. Sales adjustments totaled $2.1 million and $3.6 million for the three months ended June 30, 2010 and 2009, respectively. Management believes that the reserves recorded for customer programs at June 30, 2010 are adequate and proper.
     Accounts Receivable and Allowance for Doubtful Accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. In recent years, the retail channel has experienced shifts in market share among competitors, causing some retailers to experience liquidity problems. There is a risk that customers will not pay, or that payment may be delayed, because of bankruptcy or other factors beyond the Company’s control. We increased the allowance for doubtful accounts from 0.02% of gross sales to 0.05% of gross sales for fiscal 2011. We review the allowance for doubtful accounts at least monthly and adjust the allowance amounts if actual or probable losses differ materially from our reserve percentage.
     Product Recalls. The Company establishes a reserve for product recalls and withdrawals on a product-specific basis when circumstances giving rise to the recall or withdrawal become known. Facts and circumstances related to the recall or withdrawal, including where the product affected by the recall or withdrawal is located (in inventory or at retail customers), and cost estimates for shipping and handling for returns are considered when establishing a product recall or withdrawal reserve. These factors are updated and reevaluated each period and the related reserves are adjusted when the factors indicate that the recall or withdrawal reserve is either not sufficient to cover or exceeds the estimated product recall or withdrawal expenses.
     For the quarter ended June 30, 2009, the Company recorded a $9.0 million reserve for estimated costs to recall the Cold Remedy Nasal Gel and Cold Remedy Swabs. The reserve charges were recorded in selling, general and administrative expense in the accompanying Financial Statements.
Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
     Certain information is set forth below for our operations expressed in $000’s and as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2010		2009
Net sales	$3,208	100%	$6,916	100%
Cost of sales	1,333	42	2,793	40

Gross profit	1,875	58	4,123	60
Selling, general and administrative	5,314	166	16,489	238
Research & development	530	17	934	14
Goodwill Impairment	0	—	15,040	217
Asset Impairments	0	—	8,827	127

Loss from operations	(3,969)	(124)	(37,167)	(537)
Interest and other income	16	1	47	1
Interest expense	—	—	—	—

Loss before income taxes	(3,953)	(123)	(37,120)	(537)
Income taxes	(1,520)	(47)	(14,287)	(207)

Net Loss	$(2,433)	(76)%	$(22,832)	(330)%

Net Sales
     Net sales for the three months ended June 30, 2010 were $3.2 million, versus net sales of $6.9 million for the quarter ended June 30, 2009. The decrease in net sales, for the quarter ended June 30, 2010 versus 2009, reflects the June 2009 withdrawal of nasal Cold Remedy products, which accounted for $2.0 million of net sales in the quarter ended June 30, 2009. In addition, sales of our congestion, allergy, and symptom relief products declined $1.3 million compared to sales in the quarter ended June 30, 2009. Our average selling price per unit declined 5% in the quarter ended June 30, 2010, compared to the quarter ended June 30, 2009. The decline in average sales price was primarily due to the level of in-store promotional activity, relative to the low level of unit sales that occurred in the quarter.
     Since the June 2009 recall of our nasal Cold Remedy products, our primary focus has been to convert consumers that used our nasal Cold Remedy products to our oral Cold Remedy offerings and to support our allergy/congestion business. Recent consumer consumption data comparing 4-week year-over-year trends following last year’s withdrawal of nasal Cold Remedy products, to the same period this year, shows growth of 5% for our oral Cold Remedy products and 7% for our allergy/congestion products.
Cost of Sales
     For the quarter ended June 30, 2010, our cost of sales decreased to $1.3 million, compared to $2.8 million for the quarter ended June 30, 2009. The decrease was primarily due to the lower number of units sold.
Gross Profit
     Gross profit for the three months ended June 30, 2010 was approximately $1.9 million, compared to gross profit of approximately $4.1 million for the quarter ended June 30, 2009. The decreased gross profit is primarily attributable to the lower net sales recorded during the quarter, compared to the prior year. Gross margin for the quarter ended June 30, 2010 was 58%, compared to 60% in the comparable quarter ended June 30, 2009. The gross margin decline is attributable to the lower average net unit sales price realized in the quarter. Gross margin is affected by the relative mix of products sold, promotional activity, and changes in product sales prices and costs.
Selling, General & Administrative (SG&A)
     SG&A expense for the quarter ended June 30, 2010 was approximately $5.3 million, compared to approximately $16.5 million in the quarter ended June 30, 2009. The decreased SG&A expense is primarily attributable to $9.0 million that was recorded in the quarter ended June 30, 2009 to reserve for recall-related charges associated with the withdrawal of nasal Cold Remedy products. In addition, marketing expense declined $719,000 in the quarter ended June 30, 2010, compared to the prior year. The higher level of marketing expense in the quarter ended June 30, 2009 reflects the high level of public relations activities that occurred in June 2009 responding to inquiries surrounding the FDA warning letter and subsequent recall of nasal Cold Remedy products.
     In addition, legal expense associated with litigation and regulatory activities was affected by the recording of $2.2 million of insurance reimbursement, which resulted in a net credit of $337,000 for legal expense in the quarter ended June 30, 2010, versus legal expense of $577,000 in the quarter ended June 30, 2009 (see Note 7 — “Legal Proceedings — Legal Expense,” for more information regarding insurance reimbursement).
Research and Development
     Research and development expense was approximately $530,000 in the quarter ended June 30, 2010, versus $934,000 in the quarter ended June 30, 2009. The timing of research and development spending can vary throughout the year and is not generally associated with our seasonal sales patterns.
Goodwill and Asset Impairments
     In the prior year’s fiscal first quarter and in connection with the Company’s receipt of the FDA warning letter and the resulting recall of our Cold Remedy Nasal Gel and Cold Remedy Swabs, the Company performed an impairment assessment as of June 30, 2009, in which it evaluated, among other things, the impact of the foregoing events on the market’s perception of the value of the Company’s stock, the expected increase in legal activity, and the expected decline of total product sales. The assessment resulted in the Company recording a charge of $23.9 million to reduce the carrying amounts of goodwill and other tangible and intangible assets to fair value. This charge includes a non-cash impairment charge of $15.0 million related to the goodwill associated with the acquisition of the zincum gluconium nasal gel products; a non-cash impairment charge of $3.9 million to write-down the inventory value of nasal Cold Remedy products and other nasal application inventory; an impairment charge of $4.3 million ($3.4 million of which is non-cash) for a new swab manufacturing line that was built to produce our nasal swab product; and $616,000 for the unamortized amount of our Cold Remedy nasal gel patent. There were no impairment charges recorded in the quarter ended June 30, 2010.
Interest & Other Income
     Interest and other income was approximately $16,000 in the quarter ended June 30, 2010 versus approximately $47,000 in the quarter ended June 30, 2009. The decline in interest income reflects lower interest rates and lower levels of cash. There was no interest expense in the quarters ended June 30, 2010, or 2009.
Income (Loss) Before Income Taxes
     Loss before income tax benefits for the three months ended June 30, 2010 was approximately $4.0 million, compared to a loss of approximately $37.1 million for the quarter ended June 30, 2009. The lower loss in the quarter ended June 30, 2010, reflects the $32.9 million of recall charges and goodwill and asset impairments recorded in the quarter ended June 30, 2009 (discussed above). We expect that income (loss) in future periods will be significantly impacted by the sales levels of our products, product introductions, and changes in our advertising, research and development, and legal expenses. We anticipate quarterly operating results will continue to vary along with the seasonality of sales and expenses.

Income Taxes
     We recorded a benefit for income taxes at our combined estimated annual effective tax rate of approximately 38.5%. Due to the loss from operations incurred in the quarter ended June 30, 2010, we recognized an income tax benefit of approximately $1.5 million, compared to a benefit of $14.3 million in the quarter ended June 30, 2009.
Net Income (Loss)
     Net loss was approximately $2.4 million in the quarter ended June 30, 2010, compared to a net loss of approximately $22.8 million in the quarter ended June 30, 2009.
Liquidity and Capital Resources
     As of June 30, 2010, our cash, cash equivalents, and certificates of deposit balance was $28.3 million, compared to $30.2 million at March 31, 2010. The Company generally invests the majority of excess cash directly in a fund of U.S. Treasury Securities, U.S. government securities and repurchase agreements, and bank certificates of deposit insured by the U.S. government.
     Our working capital was $42.5 million as of June 30, 2010, compared to $44.4 million at March 31, 2010. During the quarter ended June 30, 2010, trade receivables decreased to $1.6 million from $5.4 million at March 31, 2010. The decrease in accounts receivable reflects the timing of orders and a lower level of sales in the first quarter. The Company’s principal source of liquidity is cash generated from sales of our products to retailers and distributors. The majority of sales are given 30 day credit terms; however, payment terms are occasionally extended, as retailers begin to increase inventory of our products prior to the onset of the cough and cold season. The Company records an estimated allowance for potentially uncollectible accounts, which is reviewed on a monthly basis. We believe our allowance as of June 30, 2010 is adequate. As a result of the Company’s fiscal 2010 operating loss, the Company recorded income tax receivables and deferred tax assets associated with tax loss carrybacks and tax credit carryforwards. We anticipate receiving tax refunds of approximately $5.5 million during fiscal 2011. Differences between anticipated and actual outcomes of these tax assets could have a material impact on the Company’s cash position in future periods.
     The changes in accounts receivable, inventory, accounts payable and accrued expenses largely reflects the seasonal nature of the Company’s business. Our working capital requirements fluctuate with the seasonality of our sales and are generally highest in the July through September quarter. The Company records the bulk of its sales, which is reflected in higher accounts receivable, in the second, third, and fourth fiscal quarters; generally builds inventory during the first through third fiscal quarter periods; and advertises its products, which is generally the largest component of accrued expenses, primarily in the third and fourth fiscal quarters. Although affected by the build-up of inventory, accounts payable and accrued expenses are more significantly affected by advertising spending. We do have working capital requirements arising from the increase of inventory and accounts receivable in excess of the increase in accounts payable, but these vary throughout the year reflecting the seasonal nature of our business. Generally, to the extent our operations are profitable, our business is cash flow positive.
     The Company is involved in various product liability claims and other legal proceedings. The Company’s legal expense for these lawsuits continues to have a material impact on the results of operations and requires a significant use of cash as the Company defends itself against the various claims. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have defenses in these matters, we could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our cash position in any particular period. To avoid ongoing administrative costs, the Company and its insurer reached an agreement in July 2010 that the insurer would pay to the Company, the full amount of the $5.0 million policy. Based on this agreement, the Company recorded $2.2 million, in the quarter ended June 30, 2010, as reimbursement of legal expenses incurred to date for defending claims made against that policy. The remaining $2.8 million will be applied to future legal expenses and/or settlements.
     Historically, the Company has had low capital expenditures because we rely on third party manufacturers to produce our products. Typical capital expenditures include investments in technology, office furniture, leasehold improvements, and small tooling requirements. The Company leased new corporate office and R&D space in March 2008 and invested approximately $650,000 in capital and tenant improvements, which we amortize over the term of the lease (approximately five years). The Company occasionally provides deposits and prepayments to our manufacturers to improve and increase manufacturing capabilities for our products. In 2006, the Company invested $4.2 million for an automated manufacturing line that produces our swab products. Based on the sales growth of our swab products, and our previous assumptions as to continued growth, we commissioned the building of a second manufacturing line to produce swab products at the end of fiscal 2009. However, due to the recall of our Cold Remedy swab product, we determined the new swab manufacturing line was impaired and, during the quarter ended June 30, 2009, we recorded a charge of $4.3 million to reduce the carrying amount of the new manufacturing line to fair value.
     We believe that our existing capital resources will be sufficient to fund our operations and capital requirements for at least the next 12 months.
     As discussed in more detail in Part II, Item 2. “Issuer Purchases of Equity Securities” of this Report, the Board of Directors of the Company approved a stock repurchase program, effective January 26, 2009, which permits the Company to purchase up to 1 million shares of the Company’s common stock. Concurrent with its approval of this repurchase program, the Board of Directors terminated the repurchase program previously authorized in April 2004. The Company does not anticipate repurchasing shares of its common stock on the open market for the foreseeable future. However, during the quarter ended June 30, 2010, the Company repurchased 31,204 shares of common stock, with an aggregate value of $153,820 from employees in satisfaction of their applicable tax withholding obligations on the vesting of restricted stock awards. Shares so surrendered are repurchased pursuant to the applicable award agreements and not pursuant to publicly-announced share repurchase programs.
Off-Balance Sheet Arrangements
     As of June 30, 2010, we did not have any off-balance sheet arrangements.
Contractual Obligations
     We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

		Contractual Cash Obligations
		(In thousands of dollars)
	Payments due by Period as of June 30, 2010
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	1,348	436	912	0	0
Purchase Obligations	1,727	1,727	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$3,075	$2,163	$912	$0	$0

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Forward Looking Statements
     This Report on Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:
•	our belief that we will not record additional recall charges;

•	our belief that reserves for customer programs are adequate and proper;

•	our expectation regarding continued expansion of the Zicam line of products;

•	our expectation of achieving fiscal 2011 revenue in the $69.3 million to $70.7 million range;

•	our expectation of achieving fiscal 2011 net income in the $2.0 million to $3.0 million range;

•	our belief that our allowance for uncollectible accounts is adequate;

•	our expectation that ongoing legal expense will be between $1.3 million and $1.8 million per quarter;

•	our expectation that any federal consumer fraud and personal injury matter filed in the future will be transferred and consolidated pursuant to the MDL transfer process, subject to the plaintiff’s opportunity to object;

•	our intention to vigorously defend the Zicam Cold Remedy product liability and securities litigation claims, our expectation that additional product liability lawsuits may be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;

•	our expectations regarding litigation reserves;

•	our expectation of utilizing deferred tax assets;

•	our expectation that sales in future periods will be affected by the recall of our nasal Cold Remedy products;

•	our expectations regarding the effect of accounting standard updates;

•	our expectation that retailers will add new or different Zicam products;

•	our expectations regarding store brand competition;

•	our intention to review our product return reserve provision regularly and adjust the reserve amounts if actual product returns differ materially from our reserve estimates;

•	our expectation of making income tax payments at our statutory rates in future years;

•	our expectation that operating expenses in fiscal 2011 will decline as a percentage of sales compared to fiscal 2010;

•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold;

•	our expectation that our net income and operating expenses in future periods will vary largely with the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;

•	our expectations regarding derivative instruments;

•	our belief that we will not repurchase shares of common stock in the open market;

•	our expectations regarding the amount of advertising expense and that advertising expense will be highest in our third and fourth fiscal quarters;

•	our intention of focusing promotional and marketing support on Zicam oral Cold Remedy and nasal congestion products during the 2010/2011 cold season;

•	our belief that focusing on consumer consumption of our oral Cold Remedy products will allow us to grow the Zicam brand;

•	our belief that our existing capital resources are sufficient to fund our operations and capital requirements for the next 12 months;

•	our expectations regarding our manufacturers’ ability to timely produce inventory adequate for sales of products through the 2010/2011 cough and cold season;

•	our belief that moderate interest rate increases and current uncertainties regarding the availability of credit will not have a material adverse impact on our results of operations or financial position in the foreseeable future and that we are not subject in any material way to other forms of market risk.
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
     As of June 30, 2010 and March 31, 2010, we did not participate in any financial-market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 7 — “Legal Proceedings” for a discussion of the principal legal proceedings to which the Company is a party.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the period ended March 31, 2010, each of which could materially affect the business, financial condition or future results of the Company. The risks described in such Form 10-K, and this Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial in the future, also may materially adversely affect the business, financial condition and/or operating results of the Company.
Item 2. Unregistered Sales of Securities and Use of Proceeds
     The following table provides information about purchases by the Company during the quarter ended June 30, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May Yet be
	of Shares	Average Price	Announced Plans or	Purchased Under the
Period	Purchased(1)	Paid per Share	Programs	Plans or Programs
4/01/10-4/30/10	8,531	$5.07	0	931,624
5/01/10-5/31/10	22,673	$4.88	0	931,624
6/1/10-6/30/10	0	—	0	931,624

Total	31,204	$4.93	0	931,624

(1)	The Company repurchased 31,204 shares of common stock, with an aggregate value of $153,820 from employees in satisfaction of their applicable tax withholding obligations on the vesting of restricted stock awards. Shares so surrendered are repurchased pursuant to the applicable award agreements and not pursuant to publicly-announced share repurchase programs.
     The Board of Directors of the Company approved a new stock repurchase program, effective January 26, 2009, which permits the Company to purchase up to 1.0 million shares of the Company’s common stock (the “2009 Program”). Concurrently with its approval of the 2009 Program, the Board of Directors terminated the repurchase program previously authorized in April 2004 (which authorized the repurchase of up to 1.0 million shares of the Company’s common stock). During the quarter ended June 30, 2010, we did not repurchase any shares of our common stock pursuant to the 2009 Program. The Company does not anticipate repurchasing shares of its common stock on the open market for the foreseeable future.
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

Matrixx Initiatives, Inc.
/s/ William J. Hemelt
William Hemelt
Chief Executive Officer and Principal Financial Officer August 4, 2010