Form 10-Q
period 2010-09-30
MATRIXX INITIATIVES INC
filed 2010-11-05
CIK 1006195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
There were 9,398,587 shares of the registrant’s common stock, $.001 par value, outstanding as of November 1, 2010.

MATRIXX INITIATIVES, INC.
FORM 10-Q
INDEX
Unless otherwise indicated in this quarterly report, “Matrixx,” “us,” “we,” “our”, “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2010	2010
ASSETS

Current Assets:
Cash and cash equivalents	$24,023,702	$26,482,499
Certificates of deposit	—	3,736,525
Accounts receivable:
Trade, net of allowance for doubtful accounts of $178,345 and $169,720	13,656,188	5,386,044
Inventories	9,468,573	6,166,809
Prepaid expenses	1,378,898	2,230,116
Interest receivable	648	3,443
Income tax receivable	4,491,704	5,661,554
Current deferred tax asset	4,785,614	5,071,475

Total Current Assets	57,805,327	54,738,465

Property and Equipment, at cost:
Office furniture and computer equipment	1,578,751	1,722,176
Machine tooling and manufacturing equipment	4,865,248	4,415,352
Laboratory furniture and equipment	381,079	486,459
Leasehold improvements	423,442	562,738

	7,248,520	7,186,725
Less accumulated depreciation	(4,104,598)	(3,865,302)

Net Property and Equipment	3,143,922	3,321,423

Other Assets:
Deposits	192,806	636,924
Other assets	40,043	40,043
Patents, net of accumulated amortization of $349,312 and $311,209	755,704	793,807
Non-current deferred tax asset	1,738,059	1,934,686

Total Other Assets	2,726,612	3,405,460

Total Assets	$63,675,861	$61,465,348

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,381,714	$1,007,886
Accrued expenses	4,843,507	7,026,708
Sales commissions	362,810	188,433
Sales returns and allowances	1,316,461	1,420,600
Deferred insurance proceeds	942,000	—
Legal liability	522,500	740,000

Total Current Liabilities	9,368,992	10,383,627

Total Liabilities	9,368,992	10,383,627

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,398,587 and 9,455,620 shares issued and outstanding	9,399	9,455
Additional paid-in capital	39,024,721	38,657,444
Retained earnings	15,272,749	12,414,822

Total Stockholders’ Equity	54,306,869	51,081,721

Total Liabilities and Stockholders’ Equity	$63,675,861	$61,465,348

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009
Net sales	$21,310,960	$25,626,789
Cost of sales	5,590,076	6,829,913

Gross Profit	15,720,884	18,796,876

Selling, general and administrative expenses	6,764,319	10,150,409
Research and development	354,257	418,749

Income From Operations	8,602,308	8,227,718

Interest and other income	6,427	38,190

Income Before Income Taxes	8,608,735	8,265,908

Income taxes	3,317,800	3,187,521

Net Income	$5,290,935	$5,078,307

Net Income Per Share of Common Stock:
Basic and Diluted:
Weighted Average Number of Common Shares Outstanding	9,301,924	9,228,970
Net Income Per Share of Common Stock	$0.57	$0.55
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009
Net sales	$24,518,358	$32,543,026
Cost of sales	6,922,654	9,622,975

Gross Profit	17,595,704	22,920,051

Selling, general and administrative expenses	12,078,217	26,639,046
Research and development	884,485	1,353,142
Goodwill impairment	—	15,039,836
Asset impairments	—	8,827,322

Income (Loss) From Operations	4,633,002	(28,939,295)

Interest and other income	22,825	85,470

Income (Loss) Before Income Taxes	4,655,827	(28,853,825)

Income taxes	1,797,900	(11,099,960)

Net Income (Loss)	$2,857,927	$(17,753,865)

Net Income (Loss) Per Share of Common Stock:
Basic and Diluted:
Weighted Average Number of Common Shares Outstanding	9,294,791	9,199,561
Net Income (Loss) Per Share of Common Stock	$0.31	$(1.93)
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$2,857,927	$(17,753,865)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	666,281	395,682
Amortization	38,103	56,672
Deferred income taxes	482,488	(11,535,585)
Common stock issued for compensation	521,041	1,490,342
Asset impairments and abandonments	—	24,287,130
Changes in assets and liabilities:
Accounts receivable	(8,270,144)	(8,198,496)
Insurance receivable	—	(25,386)
Interest and other receivables	2,795	(308,099)
Income tax receivable	1,169,850	(108,474)
Inventories	(3,301,764)	(1,336,989)
Prepaid expenses and other	851,218	(1,508,659)
Accounts payable	373,828	(1,220,642)
Accrued expenses	(2,008,824)	1,191,266
Legal liability	(217,500)	(45,000)
Deferred insurance proceeds	942,000	—
Sales returns and allowances	(104,139)	307,719

Net Cash Used By Operating Activities	(5,996,840)	(14,312,384)

Cash Flows From Investing Activities
Purchases of certificates of deposit	—	(3,736,525)
Maturities of certificates of deposit	3,736,525	7,371,439
Capital expenditures	(44,662)	(42,371)
Deposits and other	—	(2,252,563)

Net Cash Provided By Investing Activities	3,691,863	1,339,980

Cash Flows From Financing Activities:
Issuance of common stock	—	1,362,219
Purchase of treasury stock	(153,820)	(1,187,906)

Net Cash Provided (Used) By Financing Activities	(153,820)	174,313

Net Decrease in Cash and Cash Equivalents	(2,458,797)	(12,798,091)

Cash and Cash Equivalents at Beginning of Period	26,482,499	25,144,088

Cash and Cash Equivalents at End of Period	$24,023,702	$12,345,997

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$—	$8,000
Supplemental Disclosure of Non-cash Financing Activities:
Retirement of treasury stock	$153,820	$1,187,906
Manufacturing equipment placed in service	444,118	—
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Basis of Presentation
     Matrixx Initiatives, Inc. markets and sells over-the-counter healthcare products with an emphasis on those that utilize unique or novel delivery systems. Through our subsidiaries, we market and sell products under the Zicam® brand.
     The accompanying condensed consolidated balance sheet as of March 31, 2010, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements of Matrixx Initiatives, Inc. as of and for the three and six months ended September 30, 2010 have been prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, do not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments that are necessary so as to make the interim information not misleading, have been made. All references made in this Report to “Note” or “Notes” refer to these Notes to the Condensed Consolidated Financial Statements (“Financial Statements”). Results of operations for the three and six months ended September 30, 2010 are not necessarily indicative of results of operations that may be expected for the fiscal year ending March 31, 2011. The products we market are seasonal in nature. We record sales when products are shipped from our warehouse facilities to customers. Generally, the Company realizes fluctuations in sales volume as retailers stock our products and order displays to prepare for the cough and cold season, which usually runs from October through March. Consumer purchases of our products at retail are highest during the cough and cold season. It is recommended that this financial information be read in conjunction with the complete financial statements included in Matrixx’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 previously filed with the Securities and Exchange Commission (“SEC”).
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
     The Company did not recognize any compensation expense for option awards during the three or six months ended September 30, 2010 or 2009. There were no options exercised in the three or six months ended September 30, 2010. There were 144,700 options exercised in the six months ended September 30, 2009; however, no options were exercised in the three months ended September 30, 2009. No options were granted during the three or six months ended September 30, 2010 or 2009.
     The Company has granted restricted stock to directors, officers, and employees as part of its overall compensation plan. Compensation expense is based on the closing stock price on the grant date, and is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense recognized in the quarter ended September 30, 2010, for restricted stock awards was approximately $271,000, or $167,000 after tax, compared to approximately $371,000, or $225,000 after tax, for the quarter ended September 30, 2009. During the six months ended September 30, 2010, the Company recognized approximately $377,000, or $232,000 after tax, compared to $718,000, or $434,000 after tax, for the six months ended September 30, 2009.
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
     The table below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three and six months ended September 30, 2010 and 2009. Unvested restricted stock and options to purchase 301,751 and 318,759 shares of common stock for the three and six months ended September 30, 2010, respectively, were not included in the computation of diluted loss per share because their effect would be anti-dilutive. Unvested restricted stock and options to purchase 449,649 and 400,423 shares of common stock for the three and six months ended September 30, 2009, respectively, were not included in the computation of diluted loss per share because their effect would be anti-dilutive.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss) applicable to common shareholders	$5,290,935	$5,078,387	$2,857,927	$(17,753,865)

Weighted average common shares outstanding — Basic	9,301,924	9,228,970	9,294,791	9,199,561
Dilutive Securities:
Options	—	—	—	—
Restricted Stock	—	—	—	—

Weighted average common shares outstanding — Diluted	9,301,924	9,228,970	9,294,791	9,199,561

Net income (loss) per common share:
Basic	$0.57	$0.55	$0.31	$(1.93)
Diluted	$0.57	$0.55	$0.31	$(1.93)

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Inventories
     Inventories are stated at the lower of cost or market. The Company uses first-in, first-out method to value inventory. Inventories consisted of the following at September 30, 2010 and March 31, 2010:

	September 30,	March 31,
	2010	2010
Raw materials and packaging	$397,610	$623,808
Finished goods	9,070,963	5,543,001

Total	$9,468,573	$6,166,809

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
     In the quarter ended June 30, 2009, the Company recorded a $9.0 million reserve for estimated costs to recall these products. The reserve charge was recorded in selling, general and administrative expense in the accompanying statement of operations for the six months ended September 30, 2009. As of June 30, 2010, the recall reserve was exhausted. During the quarter ended September 30, 2010, we recorded $252,000 of additional recall charges.

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
     Since the Company’s receipt of the FDA warning letter, numerous product liability lawsuits have been filed against the Company, many of which cite the FDA warning letter as support for their claims. The lawsuits principally fall into two categories of product liability claims: (i) those alleging that our Zicam Cold Remedy nasal gel products caused the permanent loss or diminishment of the sense of smell or smell and taste (i.e., personal injury claims) and (ii) those seeking compensation for the purchase price of the Zicam Cold Remedy nasal gel products or various forms of equitable relief based on allegations that the Company misrepresented the safety and/or efficacy of such products to consumers (i.e., economic injury claims). On October 9, 2009, a judicial panel ordered the centralization and transfer of a number of economic injury and personal injury actions pending in federal court to a federal court in the District of Arizona pursuant to federal multidistrict litigation (“MDL”) procedures (see “Multi-District Litigation Matters” below for a discussion of the cases that have been consolidated and transferred). The Company is vigorously defending itself against each of these lawsuits. All of the economic injury lawsuits have been filed as class actions but none of the classes has been certified to date (uncertified class actions are referred to as “putative” class actions). See “Settlement with Certain Claimants” below for a discussion of the settlement status of the economic injury lawsuits.
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
     Product Safety. There is no known causal link between the use of Zicam Cold Remedy nasal gel and impairment of smell or smell and taste. To date, no plaintiff has ever won a product liability case against the Company on those grounds. The Company believes that upper respiratory infections and nasal and sinus disease are the most likely causes of the smell dysfunctions reported by some consumers. One of the most common causes of smell disorders is the cold itself, the very condition our product was used to treat. Other causes are sinusitis and rhinitis, conditions which are sometimes present when our product is used.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Federal law requires that the testimony of a scientific or medical expert witness be reliable and based on valid scientific data and analysis before it can be allowed into evidence. To date, the Company has submitted motions in ten different federal lawsuits against the Company challenging the reliability and admissibility of the testimony of expert witnesses who claim that Zicam Cold Remedy is capable of causing or has caused smell and taste loss. To date, the courts have ruled in the Company’s favor on all ten motions. Each court has ruled that the theory that Zicam Cold Remedy nasal gel causes smell loss, as promoted by the plaintiffs’ experts, has no reliable scientific support and was reached without application of proper scientific standards and procedures. Federal courts have made such rulings against the three most prominent causal experts that plaintiffs have hired to date as well as various other expert witnesses.
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
     Total Pending Product Liability Lawsuits. As of October 26, 2010, the Company is aware of 286 pending product liability lawsuits against the Company, involving 1,023 plaintiffs. Of those cases, 216 are pending in Federal court and 70 are pending in State court.
     Cases filed since June 30, 2010 (Pending in Federal Courts): The Company is aware of the following pending federal court cases, covering 76 named plaintiffs, which were filed against and/or served on the Company between July 1, 2010 and October 26, 2010.
     Personal Injury:

Date Filed	United States District Court	Named Plaintiff
7/1/2010	Arizona	Warrington, J.
7/9/2010	Arizona	MacDonald, C.
7/14/2010	Arizona	Barton, J.
7/15/2010	Arizona	Holloway, S.
7/15/2010	Arizona	Wilhite, J.
7/15/2010	Arizona	Ponthieux, S.
7/15/2010	Arizona	Murter, J.
7/20/2010	Arizona	Carter, C.
7/20/2010	Arizona	Davis, L.
7/20/2010	Arizona	Floyd, R.
7/20/2010	Arizona	Foley, L.
7/20/2010	Arizona	Hamilton, A.
7/20/2010	Arizona	Jackson, A.
7/20/2010	Arizona	Jackson, R.

Date Filed	United States District Court	Named Plaintiff
7/20/2010	Arizona	Lipscomb, D.
7/20/2010	Arizona	Moore, B.
7/20/2010	Arizona	Pilkenton, L.
7/20/2010	Arizona	Rentch, B.
7/20/2010	Arizona	Saur, M.
7/20/2010	Arizona	Short, J.
7/21/2010	Arizona	Richmond, J.
7/26/2010	Arizona	Swenson, J.
7/27/2010	Arizona	Cochren, M.
7/28/2010	Arizona	Hill, S.
8/2/2010	Arizona	Flom, J.
8/11/2010	Arizona	Saunders, L.
8/11/2010	Arizona	Bethel, C.
8/11/2010	Arizona	Nunley, Janee
8/11/2010	Arizona	Nunley, Juliette
8/12/2010	Arizona	Lundgren, K.
8/12/2010	Arizona	Chase, T.
8/13/2010	Arizona	Strickland, A.
8/16/2010	Arizona	Richardson, D.
8/16/2010	Arizona	Williams, L.
8/16/2010	Arizona	Beamon, K.
8/16/2010	Arizona	Bernholz, D.
8/17/2010	Arizona	McAllister, B.
8/17/2010	Arizona	Hernandez, B.
8/17/2010	Arizona	Reynolds, C.
8/17/2010	Arizona	Yeager, L.
8/17/2010	Arizona	Annunziata, T.
8/24/2010	Arizona	Meza, L.
8/25/2010	Arizona	Haller, J.
8/27/2010	Arizona	Schmidtman, D.
9/1/2010	Arizona	Ryan, C.
9/2/2010	Arizona	Chontos, J.
9/2/2010	Arizona	Carlson, L.
9/9/2010	Arizona	Helm, J.
9/13/2010	Arizona	Forray, T.
9/13/2010	Arizona	Harley, R.
9/16/2010	Arizona	Archias, K.
9/20/2010	Southern District, Florida	Stone, J.
9/21/2010	Arizona	Bucher, R.
9/21/2010	Arizona	Fugozzotto, S.
9/22/2010	Arizona	Driscoll, J.
9/22/2010	Arizona	Lock, P.
9/24/2010	Arizona	Brown, D.
9/27/2010	Middle District, Florida	Barber, J.
9/29/2010	Arizona	Collins, R.
9/29/2010	Arizona	Henry, C.
10/1/2010	Illinois	Anderson, N.
10/1/2010	Arizona	Thompkins, S.
10/8/2010	Eastern District, New York	Burns, J.
10/25/2010	Western District, Missouri	Artrip, M.
10/25/2010	Western District, Missouri	Hall, J.
     Putative Class Actions for Economic Injury: None.
     Multi-District Litigation Matters. As previously disclosed, in August 2009, the Company filed a motion to consolidate and transfer all of the personal injury and economic injury matters, including any purported class actions, pending against the Company in federal court to the District of Arizona, pursuant to MDL procedures. On October 9, 2009, the Judicial Panel on Multidistrict Litigation (“Panel”)

established MDL No. 2096, In Re: Zicam Cold Remedy Marketing and Sales Practices Litigation, and centralized the economic injury and personal injury actions that involve common questions of fact before a federal court in the District of Arizona. With one exception, the Panel transferred all of the economic injury cases at issue in the original MDL request. The Panel also began the MDL transfer process for the remaining economic injury and personal injury matters pending against the Company in federal courts across the country. The plaintiffs in these remaining cases will have the opportunity to object to the MDL transfer of their specific case. The Panel determined that the case of Hohman et. al. vs. Matrixx Initiatives, Inc. et. al. (filed June 18, 2009, Northern District of Illinois) did not involve sufficient common questions of fact to allow for consolidation and transfer to the MDL at that time. The Company expects any federal economic injury and personal injury matters filed in the future to be transferred and consolidated pursuant to the MDL transfer process, subject to the plaintiffs’ opportunity to object. See “Settlement with Certain Claimants” below for a discussion of the settlement status of the economic injury lawsuits.
     Cases filed since June 30, 2010 (Pending in State Courts). The Company is aware of the following state court cases, covering 243 named plaintiffs, which were filed against and/or served on the Company between July 1, 2010 and October 26, 2010:
     Personal Injury:

Date Filed	Court	Named Plaintiff
7/8/2010	Maricopa County, AZ	Michaels, A.
7/9/2010	St. Clair County, IL	MacDonald, C.
7/23/2010	Jerome County, ID	Huettig, L.
7/26/2010	Maricopa County, AZ	Allen, R.
8/2/2010	Maricopa County, AZ	Kolomyetz, A.
8/2/2010	Maricopa County, AZ	Martin, M.
8/2/2010	Maricopa County, AZ	Michelson, P.
8/3/2010	Maricopa County, AZ	Bey, C.
8/16/2010	Maricopa County, AZ	Vosh, L.
8/18/2010	Maricopa County, AZ	Bloodworth-Ferrero, C.
8/27/2010	Maricopa County, AZ	Young, J.
9/2/2010	Pinellas County, FL	Whiteside, J.
9/10/2010	Palm Beach County, FL	Benfante, R.
9/14/2010	Maricopa County, AZ	Allen, P.
9/15/2010	Maricopa County, AZ	Altman, S.
9/24/2010	Maricopa County, AZ	Tuma, J.
10/4/2010	Maricopa County, AZ	Ellison, G.
10/15/2010	Maricopa County, AZ	Allen, S.
10/18/2010	Montgomery County, AL	Johnson, R.
10/22/2010	Twin Falls County, ID	Hine, C.
     Putative Class Actions for Economic Injury: None.
     Cases Dismissed Subsequent to June 30, 2010 (Federal Courts). On August 6, 2010, the United States Court of Appeals for the Fifth Circuit, New Orleans, Louisiana, affirmed the order granted on October 26, 2009 by the Federal District Court for Middle District of Louisiana dismissing the case of Carter vs. Matrixx Initiatives, Inc. et al., filed on February 29, 2008. There were no other federal court cases pending against the Company dismissed subsequent to June 30, 2010.
     On August 6, 2010, the court affirmed the order granting dismissal of the case. There were no other federal court cases pending against the Company dismissed subsequent to June 30, 2010.
     Cases dismissed Subsequent to June 30, 2010 (State Courts). The following state court case against the Company, which was an economic injury class action lawsuit, was dismissed subsequent to June 30, 2010:

Date Filed	Court	Named Plaintiff	Date Dismissed
6/30/09	St. Louis County,	West	10/4/10
Missouri
     Settlement with Certain Claimants. In July 2010, the Company entered into settlement agreements with approximately 46 claimants who had previously threatened to file lawsuits against the Company. The individual settlement amounts were $5,000 or less per claimant and were charged to our litigation reserves (see “Product Liability Litigation Reserves” below). The settlement documents for all claimants acknowledge that Matrixx denies any liability to them. Those who are eligible and elect to participate in the settlement program dismiss their claims with prejudice and provide written releases of their claims against the Company in return for their participation. Each of the claimants alleged use of the Company’s single hole actuator Cold Remedy nasal gel product, which was last sold in 2005. To date, the Company has never settled product liability claims relating to nasal gel products other than the single hole actuator product.
     On August 19, 2010, the Company and plaintiffs’ attorneys representing all of the various nationwide and statewide economic injury plaintiffs signed a Memorandum of Understanding (“MOU”) setting forth their agreement in principle to settle those 18 lawsuits. On August 26, 2010, the MDL Judge issued an order objecting to the procedural mechanism the parties proposed for effectuating the settlement; the order did not consider the merits of the proposed settlement. On October 1, 2010, the Company and lead plaintiffs’ attorneys representing all of the economic injury plaintiffs executed a revised Memorandum of Understanding setting forth a different procedure for seeking approval of the settlement. The revised Memorandum of Understanding sets forth a procedure for approval of the settlement of injunctive relief claims relating to the safety of the Zicam Cold Remedy nasal gel spray and swabs before the MDL Court and approval of the settlement of claims relating to the efficacy of the Zicam Cold Remedy nasal gel spray and swabs as well as other current products in the Northern District of Illinois, the jurisdiction where Hohman v. Matrixx Initiatives, Inc. is pending. On October 19, 2010, the parties entered into a Settlement Agreement to resolve the injunctive relief claims relating to safety of the Zicam Cold Remedy nasal gel spray and swabs. On the same day, Plaintiffs filed a motion to certify an injunctive relief settlement class based on the terms of the Settlement Agreement before the MDL Court. On November 2, 2010, the MDL Court requested that the parties submit additional briefing explaining various aspects of the Settlement.
     As part of the settlement of the safety claims set forth in the Settlement Agreement, which remains subject to court approval, the Company agreed that, if its Zicam Cold Remedy nasal gel spray and/or swab products are re-introduced into the market, the packaging will include any language regarding adverse effects required by the FDA. Under the Settlement Agreement, the Company will be required to pay plaintiffs’ attorneys fees and has agreed to not object to an attorneys fee application not to exceed $150,000, which fee award is subject to court approval.
     As part of the settlement of the efficacy claims as set forth in the MOU, the Company has agreed to add certain clarifications to its packaging regarding the use and status of several current products. In addition, the Company will be required to pay the plaintiffs’ attorneys fees and costs for the litigation in an amount that will be decided by the court. The Company will also pay incentive awards to the named plaintiffs in an aggregate amount not to exceed a total of $35,000 and be responsible for the costs of providing notice of the settlement to class members.
     The Company cannot predict with certainty whether definitive agreements finally settling all of the economic injury claims will ultimately be approved by the courts. Nothing in the revised MOU or Settlement Agreement constitutes an admission of any wrongdoing, liability, or violation of law by the Company. Rather, the Company agreed to settle the economic injury claims to reduce its high litigation defense costs and to avoid the inherent risks associated with litigation. Additionally, the settlement allows the Company to focus greater resources on the hundreds of product liability claims for personal injuries that are still pending.

     Potential Claimants. Approximately 1,142 potential claimants have advised the Company by means of a written notice that they are considering filing a lawsuit against, or are interested in pursuing settlement negotiations with, the Company. The Company is in the process of determining the nature or basis of their purported claims and when or if these potential claimants will ultimately file one or more lawsuits against the Company.
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
     Litigation Reserves. As of December 31, 2005, the Company established a reserve of $1.3 million for any future payment of settlement or losses related to the Cold Remedy litigation. This reserve was based on certain assumptions, some of which are described below, and was the amount, excluding defense costs, the Company believed it could reasonably estimate would be spent to resolve the remaining cases that had been filed or to resolve matters with the potential claimants. Some of the significant factors that were considered in the establishment of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy; settlements; and the number of cases that remained pending against the Company. There are events, such as the dismissal of any of the cases, the filing of new lawsuits, threatened claims, the outcome of a trial, rulings on pending evidentiary motions, or adverse publicity that may have an impact on the Company’s conclusions as to the adequacy of the reserve for the pending product liability lawsuits. The Company maintained a $522,500 reserve balance as of September 30, 2010, compared to the $740,000 reserve at March 31, 2010. The settlement with 46 potential claimants, mentioned above, was paid from the reserve in July 2010. Thus the decline in the reserve balance was due to settlements of certain claims. However, following the Company’s receipt of the FDA’s warning letter and the resulting increase in the number of product liability lawsuits being filed, the amounts that may be spent to resolve matters with actual and potential claimants could be higher than our reserve. The Company will continue to review the product liability claims situation and will adjust the litigation reserve in the future when we can reasonably estimate changes in the amounts and likelihood of resolving the claims. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.
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
     A separate putative class action was filed on July 17, 2009 against the Company; William J. Hemelt, our President and Chief Executive Officer; Samuel C. Cowley, our Executive Vice President of Business Development, General Counsel and Secretary; Timothy L. Clarot, our Vice President of Research &

Development; and Carl J. Johnson, our former President and Chief Executive Officer, alleging violations of federal securities laws. Shapiro et al. vs. Matrixx Initiatives, Inc. et al., in the United States District Court, District of Arizona, Case No. 2:09-cv-01479-ECV (the “Shapiro” action). The lawsuit alleges that the Company and the named officers failed to disclose to the FDA and to the public information about adverse events regarding the Zicam Cold Remedy nasal gel products and that the Company and such officers made false and misleading statements regarding the Company’s compliance with FDA regulations. Plaintiff filed a consolidated amended complaint on September 27, 2010, to which the Company must respond by November 26, 2010. The Company believes plaintiff’s allegations are without merit and intends to vigorously defend the lawsuit.
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
Shareholder Derivative Lawsuits
     On September 11, 2009, a shareholder derivative lawsuit was filed by Timothy Hall, on behalf of the Company, against all of the Company’s current directors and the following current and former officers of the Company: William Hemelt, Samuel Cowley and Carl Johnson. The lawsuit alleges, among other things, that the officers and directors named in the complaint violated their fiduciary duties to the Company by (i) misrepresenting the safety of the Zicam Cold Remedy nasal gel products, (ii) failing to warn consumers that use of the Zicam Cold Remedy nasal products could result in anosmia and (iii) failing to disclose reports of anosmia to the FDA and otherwise misrepresenting the Company’s compliance with FDA regulations (Timothy Hall v. William J. Hemelt, et al., United States District Court, District of Arizona).
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
Related Legal Matters — Informal Inquiries
     As previously reported, the Company received an inquiry from several county district attorneys in one state regarding enforcement of certain consumer protection statutes involving our product packaging size. We have reached an agreement in principle to settle this matter by implementing certain changes in our packaging over a twelve-month period from the final date of settlement. In addition, the Company has agreed to pay the state approximately $400,000, which has been previously accrued. We do not believe this matter will have a material adverse impact on our operations, liquidity or cash flow.
Legal Expense
     The Company is incurring significant legal expense for the lawsuits referenced above. As previously disclosed, the Company had a limited amount of product liability insurance to cover litigation expense, losses and/or settlements associated with claims that our Cold Remedy products caused a loss of smell. The insurer has determined the ultimate defense costs and claims associated with the anosmia allegations will likely exceed the policy limit of $5 million. To avoid ongoing administrative costs, in July 2010, the Company and its product liability insurer reached agreement that the insurer would pay the full amount of the $5.0 million policy to the Company. The Company received the cash in August 2010. Net product liability and regulatory related legal expense was $1.0 million ($2.9 million prior to allocating $1.9 million of insurance reimbursement) in the quarter ended September 30, 2010, which compares to legal expense of $2.4 million in the quarter ended September 30, 2009. For the six months ended September 30, 2010, net product liability and regulatory related legal expense was approximately $700,000 ($4.8 million prior to allocating $4.1 million of insurance reimbursement), versus $3.0 million in the six months ended September 30, 2009. We expect the remaining $900,000 of insurance reimbursement to be applied against legal expense in our fiscal third quarter and we do not expect to receive additional reimbursements for legal expense. We expect to continue to incur legal expense of $1.3 million to $1.8 million per quarter before allocation of insurance proceeds.
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

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     The assessment resulted in the Company recording charges of $23.9 million ($14.6 million after-tax) in the quarter ended June 30, 2009, to reduce the carrying amounts of goodwill and other tangible and intangible assets to fair value. These charges include: a non-cash impairment charge of $15.0 million related to the goodwill associated with the zincum gluconium nasal gel products; a non-cash impairment charge of $3.9 million to write-down the inventory value of nasal Cold Remedy products and other nasal application inventory; an impairment charge of $4.3 million ($3.4 million of which is non-cash) for a new swab manufacturing line that was built to produce our nasal swab product; and $616,000 for the unamortized amount of our Cold Remedy nasal gel patent. The charge was included in “Goodwill Impairment and Asset Impairments” in the accompanying statement of operations for the six months ended September 30, 2009.
     In addition to the impairment charges associated with our nasal Cold Remedy products discussed above, in the quarter ended June 30, 2009, we recorded a charge of $420,000 to write down the value of patents and certain other assets associated with the development of an oral care product developed to reduce tartar. We do not anticipate launching this product on our own and determined the assets associated with the product’s development were impaired. This charge was recorded in research and development expense in the accompanying Financial Statements for the six months ended September 30, 2009.
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
     The FDA warning letter, the recall of Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs, and the subsequent litigation have had a material adverse impact on our business. The recalled products accounted for approximately 40%, or $42.5 million, of our net sales in the fiscal year ended March 31, 2009; and, prior to the recall, accounted for approximately $2.0 million of net sales in the quarter ended June 30, 2009. Our primary focus since the withdrawal of our nasal gel products has been the conversion of consumers that used our nasal Cold Remedy products to our oral Cold Remedy offerings. As a result, our promotional and marketing support primarily focuses on Zicam oral Cold Remedy products.
     Certain information is set forth below for our operations, expressed in thousands of dollars and as a percentage of net sales, for the periods indicated:

	3 Months Ended September 30,				6 Months Ended September 30,
$000s	2010	% NS	2009	% NS	2010	% NS	2009	% NS
Net Sales	$21,311	100%	$25,627	100%	$24,518	100%	$32,543	100%

Marketing	$2,151	10%	$2,518	10%	$4,744	19%	$5,830	18%
Sales	$892	4%	$856	3%	$1,436	6%	$1,474	5%
General & Administrative	$2,664	13%	$4,385	17%	$5,178	21%	$16,367	50%
Legal -Product Liability & Regulatory	$1,057	5%	$2,391	9%	$720	3%	$2,968	9%
Total Selling, General and Administrative	$6,764	32%	$10,150	40%	$12,078	49%	$26,639	82%
Research & Development	$354	2%	$419	2%	$884	4%	$1,353	4%
Goodwill & Asset Impairments	$0	0%	$0	0%	$0	0%	$23,867	73%

Net sales for the fiscal second quarter ended September 30, 2010 were $21.3 million, compared to $25.6 million for the quarter ended September 30, 2009. The lower level of sales versus the quarter ended September 30, 2009 is primarily attributable to high pre-season inventory purchases associated with the publicity of the H1N1 flu outbreak that occurred in the quarter ended September 30, 2009. We realized a 3% higher average unit sales price during the quarter ended September 30, 2010, compared to the quarter ended September 30, 2009. The increased average selling price was primarily due to decreased in-store promotions during the quarter ended September 30, 2010. Net income for the quarter ended September 30, 2010 was $5.3 million, or $0.57 per diluted share, compared to net income of $5.1 million, or $0.55 per diluted share, for the quarter ended September 30, 2009. Net income for the quarter ended September 30, 2009 reflects the higher legal expense and a charge related to the Company’s exit from the Canadian market in that period.
For the six months ended September 30, 2010, net sales decreased 25% to $24.5 million, versus $32.5 million in the six months ended September 30, 2009. The decrease in sales reflects the loss of nasal Cold Remedy products, which accounted for $2.0 million of sales in the six months ended September 30, 2009. In addition, the decline in cough and multi-symptom relief product sales accounted for $1.5 million of the decreased sales. The remaining decrease is associated with lower unit sales of oral Cold Remedy and Allergy/Congestion products. Net income for the six months ended September 30, 2010 was $2.9 million, or $0.31 per diluted share, compared to a net loss of $17.8 million, or $(1.93) per diluted share, for the six months ended September 30, 2009. Results for the six months ended September 30, 2009 included pretax charges of $9.0 million to reserve for recall-related costs and $23.9 million for goodwill and other asset impairments.
     We expect net income (loss) in future periods to be significantly affected by the level of sales; the timing and amount of our advertising; and the timing and amount of expenses incurred in defense of product liability litigation matters. Expenditures for advertising and research and development will vary by quarter throughout the year and could be significantly different in future periods than the amounts incurred in the same period in earlier years. We expect that advertising expenses will be highest during the cold season (third and fourth fiscal quarters). We anticipate quarterly earnings will continue to vary along with the seasonality of sales and the level of marketing and research and development expense.
     The Company’s management reviews several key indicators in evaluating overall performance:
1)	We review sales and net income performance against our annual goals. In fiscal 2011, the Company will focus on growing sales in our core Cold Remedy and Allergy/Sinus franchise and offsetting declines in our symptom relief and other cough/cold products. For fiscal 2011, the Company anticipates revenue increasing 3% to 5% above the $67.3 million achieved in fiscal 2010. We anticipate expense for litigation will be between $1.3 million and $1.8 million per quarter (prior to insurance reimbursement) in fiscal 2011. We expect higher sales in the second half of fiscal 2011 as the incidence of illness increases during the cold season. In addition, we anticipate marketing expense and increased legal expense will somewhat offset higher gross profit associated with increased sales in the second half of fiscal 2011and we expect to report net income between $2.0 and $3.0 million for the full year.

2)	We monitor sales of our products at retail because increased consumer purchases of our products are an indicator of growth. For the 12 weeks ended October 3, 2010, retail unit sales (as measured by three outlet syndicated scanner data, not including Wal-Mart) of our oral Cold Remedy products decreased approximately 4% while sales of our allergy and congestion products declined approximately 2% versus the comparable period in the previous year, while the entire cough and cold category declined approximately 3%. We expect our retail unit sales to increase during the cold season.

3)	We measure our ability to maintain strong gross margins on our products. During the quarter ended September 2010, we realized an average gross margin of 74%, compared to the 73% average gross margin achieved in the prior year. Gross margins on our existing products generally vary between 65% and 80%. Due to the decline in sales of our lower-priced symptom relief products and a lower level of in-store promotional activity, our average selling price per unit increased 5% in the six months ended September 30, 2010, compared to the prior year.

4)	We evaluate our operating performance by reviewing, over time, our ability to decrease operating expenses as a percentage of net sales. We evaluate our ability to control operating expenses on an annual basis due to the seasonal fluctuations in quarterly net sales. We anticipate fiscal 2011 operating expenses will decline as a percentage of sales compared to the prior fiscal year.

5)	We review the distribution and mix of our products by key national retailers. Our ten largest retail customers account for a substantial majority of our annual sales, and we encourage our largest customers to carry a mix of our highest-selling products. Retailers generally reset their cough and cold sections during the third calendar quarter of each year, at which time they add or discontinue products. We expect our ten largest retailers to have a net increase in Zicam oral Cold Remedy products on shelf during this year’s cold season. Although retailers are increasing the number of our products they sell, they are also increasing the number of store brand products that directly compete with our Zicam offerings. Store brand products are generally sold at a substantial discount to branded products. Store brand versions of our products may adversely affect our mix of products sold at retail as well as our sales levels.
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
     Legal Contingencies. We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business (see Note 7 — “Legal Proceedings” for additional information regarding our pending and threatened litigation and our reserves for product liability litigation). While we are vigorously defending the Company in these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. The Company is required to accrue a contingent loss when the loss is deemed probable and reasonably estimable. The Company maintained a $522,500 reserve balance as of September 30, 2010, compared to $740,000 at March 31, 2010. Following the Company’s receipt of the FDA’s warning letter and the resulting increase in the number of product liability lawsuits being filed, the amounts that may be spent to resolve matters with actual and potential claimants could be higher than our reserve. In July 2010, the Company entered into settlement agreements with approximately 46 claimants who had previously threatened to file lawsuits against the Company. The individual settlement amounts were $5,000 or less per claimant and were charged to our litigation reserves in July 2010. The Company will continue to review and adjust the litigation reserve in the future when we can reasonably estimate changes in the amounts and likelihood of resolving the claims.

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
     The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes were appropriate in the circumstances, although it is reasonably possible that actual performance will differ from these assumptions. The most significant assumptions included those relating to our ability to sell nasal gel Cold Remedy products in the future, our ability to introduce new nasal products, sales expectations of our other swab products, and market trading multiples for the Company. These charges included: a non-cash impairment charge of $15.0 million related to the goodwill associated with the acquisition of zincum gluconium nasal gel products and $616,000 for the unamortized amount of our Cold Remedy nasal gel patent. These charges were recorded in the quarter ended June 30, 2009 and are reflected in Goodwill and Asset Impairments in our Financial Statements for the six months ended September 30, 2009. In addition, due to our inability to commercialize our oral care product developed to reduce tartar, we recorded a charge of $420,000 to write down the value of patents and certain other assets associated with the development of that product in the quarter ended June 30, 2009. We decided not to launch this product and determined the assets associated with the product’s development were impaired. This charge was recorded in research and development expense.
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
     We record reserves for sales programs and returns as sales adjustments that offset revenue in the period the related revenue is recognized. Sales adjustments totaled $2.5 million and $4.0 million for the three months ended September 30, 2010 and 2009, respectively. For the six months ended September 30, 2010 and 2009, sales adjustments totaled $4.6 million and $7.7 million, respectively. Management believes that the reserves recorded for customer programs at September 30, 2010 are adequate and proper.
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
     For the six months ended September 30, 2009, the Company recorded a $9.0 million reserve for estimated costs to recall the Cold Remedy Nasal Gel and Cold Remedy Swabs. The reserve charges were recorded in selling, general and administrative expense in the accompanying Financial Statements for the six months ended September 30, 2009. The recall reserve has been exhausted. We expect any additional recall charges related to the June 2009 recall would be immaterial.
Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
     Certain information is set forth below for our operations expressed in $000’s and as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,
	2010		2009
Net sales	$21,311	100%	$25,627	100%
Cost of sales	5,590	26	6,830	27

Gross profit	15,721	74	18,797	73
Selling, general and administrative	6,764	32	10,150	40
Research & development	354	2	419	2
Goodwill Impairment	—	—	—	—
Asset Impairments	—	—	—	—

Income from Operations	8,602	40	8,228	32
Interest and other income	6	—	38	—
Interest expense	—	—	—	—

Income before income taxes	8,609	40	8,266	32
Income taxes	3,318	16	3,188	12

Net Income	$5,291	25%	$5,078	20%

Net Sales
     Net sales for the three months ended September 30, 2010 were $21.3 million, versus net sales of $25.6 million for the quarter ended September 30, 2009. The decrease in net sales, for the quarter ended September 30, 2010 versus 2009, is primarily attributable to high pre-season inventory purchases by retailers due to publicity of the H1N1flu in the quarter ended September 30, 2009.
     Our average selling price per unit increased 3% in the quarter ended September 30, 2010, compared to the quarter ended September 30, 2009. The increase in average selling price was primarily due to a decrease in the level of in-store promotional activity, relative to level of unit sales that occurred in the quarter ended September 30, 2010, compared to the quarter ended September 30, 2009.
Cost of Sales
     For the quarter ended September 30, 2010, our cost of sales decreased to $5.6 million, compared to $6.8 million for the quarter ended September 30, 2009. The decrease was primarily due to the lower number of units sold.
Gross Profit
     Gross profit for the three months ended September 30, 2010 was approximately $15.7 million, compared to gross profit of approximately $18.8 million for the quarter ended September 30, 2009. The decreased gross profit is primarily attributable to the lower net sales recorded during the quarter, compared to the prior year. Gross margin for the quarter ended September 30, 2010 was 74%, compared to 73% in the comparable quarter ended September 30, 2009. Gross margin is affected by the relative mix of products sold, promotional activity, and changes in product sales prices and costs.
Selling, General & Administrative (SG&A)
     SG&A expense for the quarter ended September 30, 2010 was approximately $6.8 million, compared to approximately $10.2 million in the quarter ended September 30, 2009. The decreased SG&A expense is attributable to $1.6 million that was recorded in the quarter ended September 30, 2009 to account for costs and charges related to the withdrawal of Zicam products from Canada. In addition, marketing and labor expense declined $367,000 and $638,000, respectively, in the quarter ended September 30, 2010, compared to the prior year. The decrease in labor expense is primarily attributable to the higher labor expense in the prior year due to employee retention plans that were granted after the June 2009 recall of nasal Cold Remedy products.
     Legal expense associated with litigation and regulatory activities was affected by the recording of $1.9 million of insurance reimbursement, which resulted in net expense of $1.0 million for the quarter ended September 30, 2010, versus legal expense of $2.4 million in the quarter ended September 30, 2009 (see Note 7 — “Legal Proceedings — Legal Expense,” for more information regarding insurance reimbursement).
Research and Development
     Research and development expense was approximately $354,000 in the quarter ended September 30, 2010, versus $419,000 in the quarter ended September 30, 2009. The timing and amount of research and development spending will vary depending on new product development activities, which may include clinical research, and is not generally associated with our seasonal sales patterns.
Interest & Other Income
     Interest and other income was approximately $6,000 in the quarter ended September 30, 2010 versus approximately $38,000 in the quarter ended September 30, 2009. The decline in interest income reflects lower interest rates. There was no interest expense in the quarters ended September 30, 2010 or 2009.
Income Before Income Taxes
     Income before income tax for the three months ended September 30, 2010 was approximately $8.6 million, compared to approximately $8.3 million for the quarter ended September 30, 2009. The increase in income before taxes for the quarter ended September 30, 2010, versus the prior year, is due to the lower level of selling, general and administrative expense (discussed above). We expect that income (loss) in future periods will be significantly impacted by the sales levels of our products, product introductions, and changes in our advertising, research and development, and legal expenses. We anticipate quarterly operating results will continue to vary along with the seasonality of sales and expenses.
Income Taxes
     We recorded an income tax expense at our combined estimated annual effective tax rate of approximately 38.5%. Due to the income from operations in the quarter ended September 30, 2010, we recognized an income tax expense of approximately $3.3 million, compared to $3.2 million in the quarter ended September 30, 2009.
Net Income
     Net income was approximately $5.3 million in the quarter ended September 30, 2010, compared to net income of approximately $5.1 million in the quarter ended September 30, 2009.
Results of Operations for the Six Months Ended September 30, 2010 Compared to the Six Months Ended September 30, 2009
     Certain information is set forth below for our operations expressed in $000’s and as a percentage of net sales for the periods indicated:

	Six Months Ended September 30,
	2010			2009
Net sales	$24,518	100%	$32,543	100%
Cost of sales	6,923	28	9,623	30

Gross profit	17,596	72	22,920	70
Selling, general and administrative	12,078	49	26,639	82
Research & development	884	4	1,353	4
Goodwill Impairment	—	—	15,040	46
Asset Impairments	—	—	8,827	27

Income (Loss) From Operations	4,633	19	(28,939)	(89)
Interest and other income	23	—	85	—
Interest expense	—	—	—	—

Income (Loss) before income taxes	4,656	19	(28,854)	(89)
Income taxes (Benefit)	1,798	7	(11,100)	(34)

Net Income (Loss)	$2,858	12%	$(17,754)	(55)%

Net Sales
     Net sales for the six months ended September 30, 2010 were $24.5 million, versus net sales of $32.5 million for the quarter ended September 30, 2009. The decrease in net sales for the six months ended September 30, 2010 versus 2009, reflects the June 2009 withdrawal of nasal Cold Remedy products, which accounted for $2.0 million of net sales in the six months ended September 30, 2009. The decline in symptom relief product sales accounted for $1.5 million of the decreased sales. In addition, the lower level of sales reflects the high pre-season inventory purchases by retailers due to publicity of the H1N1 flu outbreak that occurred in the second quarter of fiscal 2009.
     Our average selling price per unit increased 5% in the six months ended September 30, 2010, compared to the six months ended September 30, 2009. The increase in average sales price was primarily due to a decrease in the level of in-store promotional activity, relative to the level of unit sales that occurred in the quarter compared to the prior year.
Cost of Sales

     For the six months ended September 30, 2010, our cost of sales decreased to $6.9 million, compared to $9.6 million for the six months ended September 30, 2009. The decrease was due to the lower number of units sold.
Gross Profit
     Gross profit for the six months ended September 30, 2010 was approximately $17.6 million, compared to gross profit of approximately $22.9 million for the six months ended September 30, 2009. The decreased gross profit is primarily attributable to the lower net sales recorded during the quarter, compared to the prior year. Gross margin for the six months ended September 30, 2010 was 72%, compared to 70% in the comparable six months ended September 30, 2009. The increased gross profit is attributable to the higher average selling price realized in the six months ended September 30, 2010, compared to the prior year. Gross margin is affected by the relative mix of products sold, promotional activity, and changes in product sales prices and costs.
Selling, General & Administrative (SG&A)
     SG&A expense for the six months ended September 30, 2010 was approximately $12.1 million, compared to approximately $26.6 million in the six months ended September 30, 2009. The higher SG&A expense in the prior year is attributable to the $9.0 million charge recorded to account for estimated costs and charges related to the recall of nasal Cold Remedy products. In addition, a $1.6 million charge was recorded in the quarter ended September 30, 2009 to account for costs and charges related to the withdrawal of Zicam products from Canada. In addition, marketing expense declined approximately $1.1 million in the six months ended September 30, 2010, compared to the prior year. The higher level of marketing in the prior year reflects the high level of public relations activities surrounding the FDA warning letter and subsequent recall of nasal Cold Remedy products.
     Legal expense associated with litigation and regulatory activities was affected by the recording of $4.1 million of insurance reimbursement, which resulted in net expense of $700,000 for the six months ended September 30, 2010, versus legal expense of $3.0 million in the six months ended September 30, 2009 (see Note 7 — “Legal Proceedings — Legal Expense,” for more information regarding insurance reimbursement).
Research and Development
     Research and development expense was approximately $884,000 in the six months ended September 30, 2010, versus $1.4 million in the six months ended September 30, 2009. The timing and amount of research and development spending will vary depending on new product development activities, which may include clinical research, and is not generally associated with our seasonal sales patterns.
Goodwill and Asset Impairments
     In connection with the Company’s receipt of the FDA warning letter and the resulting recall of our Cold Remedy Nasal Gel and Cold Remedy Swabs, the Company performed an impairment assessment as of June 30, 2009, in which it evaluated, among other things, the impact of the foregoing events on the market’s perception of the value of the Company’s stock, the expected increase in legal activity, and the expected decline of total product sales. The assessment resulted in the Company recording a charge of $23.9 million to reduce the carrying amounts of goodwill and other tangible and intangible assets to fair value. This charge includes a non-cash impairment charge of $15.0 million related to the goodwill associated with the acquisition of the zincum gluconium nasal gel products; a non-cash impairment charge of $3.9 million to write-down the inventory value of nasal Cold Remedy products and other nasal application inventory; an impairment charge of $4.3 million ($3.4 million of which is non-cash) for a new swab manufacturing line that was built to produce our nasal swab product; and $616,000 for the unamortized amount of our Cold Remedy nasal gel patent. Those charges are reflected in the Consolidated Statements of Operations for the six months ended September 30, 2009. No impairment charges recorded in the six months ended September 30, 2010.
Interest & Other Income
     Interest and other income was approximately $23,000 in the six months ended September 30, 2010 versus approximately $85,000 in the six months ended September 30, 2009. The decline in interest income reflects lower interest rates. There was no interest expense in the six months ended September 30, 2010, or 2009.
Income (Loss) Before Income Taxes
     Income before income tax for the six months ended September 30, 2010 was approximately $4.7 million, compared to a loss of approximately $28.9 million for the six months ended September 30, 2009. The loss in the six months ended September 30, 2009, reflects the $32.9 million of recall charges and goodwill and asset impairments discussed above. We expect that income (loss) in future periods will be significantly impacted by the sales levels of our products, product introductions, and changes in our advertising, research and development, and legal expenses. We anticipate quarterly operating results will continue to vary along with the seasonality of sales and expenses.
     Income Taxes (Benefits)
     We record income tax expense and benefits at our combined estimated annual effective tax rate of approximately 38.5%. Due to the income from operations incurred in the six months ended September 30, 2010, we recognized an income tax expense of approximately $1.8 million, compared to a benefit of $11.1 million in the six months ended September 30, 2009 associated with the loss from operations incurred last year.
Net Income (Loss)
     Net income was approximately $2.9 million in the six months ended September 30, 2010, compared to a net loss of approximately $17.8 million in the six months ended September 30, 2009.
Liquidity and Capital Resources
     As of September 30, 2010, our cash, cash equivalents, and certificates of deposit balance was $24.0 million, compared to $30.2 million at March 31, 2010. The Company generally invests the majority of excess cash directly in a fund of U.S. Treasury Securities, U.S. government securities and repurchase agreements, and bank certificates of deposit insured by the U.S. government.
     Our working capital was $48.4 million as of September 30, 2010, compared to $44.4 million at March 31, 2010. During the six months ended September 30, 2010, trade receivables increased to $13.7 million from $5.4 million at March 31, 2010. The increase in accounts receivable reflects the timing of orders and an increase in sales as retailers prepare for the cold season. The Company’s principal source of liquidity is cash generated from sales of our products to retailers and distributors. The majority of sales are given 30 day credit terms; however, payment terms are occasionally extended, as retailers begin to increase inventory of our products prior to the onset of the cough and cold season. The Company records an estimated allowance for potentially uncollectible accounts, which is reviewed on a monthly basis. We believe our allowance as of September 30, 2010 is adequate. As a result of the Company’s fiscal 2010 operating loss, the Company recorded income tax receivables and deferred tax assets associated with tax loss carrybacks and tax credit carryforwards. We anticipate receiving tax refunds of approximately $5.3 million during fiscal 2011. Differences between anticipated and actual outcomes of these tax assets could have a material impact on the Company’s cash position in future periods.
     The changes in accounts receivable, inventory, accounts payable and accrued expenses largely reflect the seasonal nature of the Company’s business. Our working capital requirements fluctuate with the seasonality of our sales and are generally highest in the July through September quarter. The Company records the bulk of its sales, which is reflected in higher accounts receivable, in the second, third, and fourth fiscal quarters; generally builds inventory during the first through third fiscal quarter periods; and advertises its products, which is generally the largest component of accrued expenses, primarily in the third and fourth fiscal quarters. Although affected by the build-up of inventory, accounts payable and accrued expenses are generally more significantly affected by advertising spending. However, this year, we increased our up-front advertising commitment and expect to pay for advertising in advance. We do have working capital requirements arising from the increase of inventory and accounts receivable in excess of the increase in accounts payable, but these vary throughout the year reflecting the seasonal nature of our business. Generally, to the extent our operations are profitable; our business is cash flow positive.

     The Company is involved in various product liability claims and other legal proceedings. The Company’s legal expense for these lawsuits continues to have a material impact on the results of operations and requires a significant use of cash as the Company defends itself against the various claims. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have defenses in these matters, we could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our cash position in any particular period. To avoid ongoing administrative costs, the Company and its insurer reached an agreement in July 2010 that the insurer would pay to the Company, the full amount of the $5.0 million policy, which the Company received in August 2010. Based on this agreement, the Company recorded $4.1 million, in the six months ended September 30, 2010, as reimbursement of legal expenses incurred to date for defending claims made against that policy. We expect the remaining $900,000 will be applied to legal expenses in our fiscal third quarter and do not expect to receive additional insurance reimbursements for legal expense.
     Historically, the Company has had low capital expenditures because we rely on third-party manufacturers to produce our products. Typical capital expenditures include investments in technology, office furniture, leasehold improvements, and small tooling requirements. The Company leased new corporate office and R&D space in March 2008 and invested approximately $650,000 in capital and tenant improvements, which we amortize over the term of the lease (approximately five years). The Company occasionally provides deposits and prepayments to our manufacturers to improve and increase manufacturing capabilities for our products. In 2006, the Company invested $4.2 million for an automated manufacturing line that produces our swab products. Based on the sales growth of our swab products, and our previous assumptions as to continued growth, we commissioned the building of a second manufacturing line to produce swab products at the end of fiscal 2009. However, due to the recall of our Cold Remedy swab product, we determined the new swab manufacturing line was impaired and, during the quarter ended June 30, 2009, we recorded a charge of $4.3 million to reduce the carrying amount of the new manufacturing line to fair value.
     We believe that our existing capital resources will be sufficient to fund our operations and capital requirements for at least the next 12 months.
     As discussed in more detail in Part II, Item 2. “Issuer Purchases of Equity Securities” of this Report, the Board of Directors of the Company approved a stock repurchase program, effective January 26, 2009, which permits the Company to purchase up to 1 million shares of the Company’s common stock. Concurrent with its approval of this repurchase program, the Board of Directors terminated the repurchase program previously authorized in April 2004. The Company does not anticipate repurchasing shares of its common stock on the open market for the foreseeable future. However, during the six months ended September 30, 2010, the Company repurchased 31,204 shares of common stock, with an aggregate value of $153,820, from employees in satisfaction of their applicable tax withholding obligations on the vesting of restricted stock awards. Shares so surrendered are repurchased pursuant to the applicable award agreements and not pursuant to publicly-announced share repurchase programs.
Off-Balance Sheet Arrangements
     As of September 30, 2010, we did not have any off-balance sheet arrangements.
Contractual Obligations
     We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

		Contractual Cash Obligations
		(In thousands of dollars)
	Payments due by Period as of September 30, 2010
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	1,238	439	799	0	0
Purchase Obligations	11,058	11,058	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$12,296	$11,497	$799	$0	$0

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Forward Looking Statements
     This Report on Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:
•	our belief that any additional recall charges will be immaterial;
•	our belief that reserves for customer programs are adequate and proper;
•	our expectation regarding continued expansion of the Zicam line of products;
•	our expectation of achieving fiscal 2011 revenue in the $69.3 million to $70.7 million range;
•	our expectation of achieving fiscal 2011 net income in the $2.0 million to $3.0 million range;
•	our belief that our allowance for uncollectible accounts is adequate;
•	our expectation that ongoing legal expense will be between $1.3 million and $1.8 million per quarter;
•	our expectation that any federal consumer fraud and personal injury matter filed in the future will be transferred and consolidated pursuant to the MDL transfer process, subject to the plaintiff’s opportunity to object;
•	our intention to continue vigorously defending the Zicam Cold Remedy product liability and securities litigation claims, our expectation that additional product liability lawsuits may be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;
•	our expectations regarding litigation reserves;
•	our expectation of utilizing deferred tax assets;

•	our expectation that sales in future periods will be affected by the recall of our nasal Cold Remedy products;
•	our expectations regarding the effect of accounting standard updates;
•	our expectation that retailers will add new and/or different Zicam products;
•	our expectations regarding store brand competition;
•	our intention to review our product return reserve provision regularly and adjust the reserve amounts if actual product returns differ materially from our reserve estimates;
•	our expectation of making income tax payments at our statutory rates in future years;
•	our expectation that operating expenses in fiscal 2011 will decline as a percentage of sales compared to fiscal 2010;
•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold;
•	our expectation that our net income and operating expenses in future periods will vary largely with the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;
•	our expectations regarding derivative instruments;
•	our belief that we will not repurchase shares of common stock in the open market;
•	our expectations regarding the amount of advertising expense and that advertising expense will be highest in our third and fourth fiscal quarters;
•	our intention of focusing promotional and marketing support on Zicam oral Cold Remedy products during the 2010/2011 cold season;
•	our belief that focusing on consumer consumption of our oral Cold Remedy products will allow us to grow the Zicam brand;
•	our belief that our existing capital resources are sufficient to fund our operations and capital requirements for the next 12 months;
•	our expectations regarding our manufacturers’ ability to timely produce inventory adequate for sales of products through the 2010/2011 cough and cold season;
•	our belief that moderate interest rate increases and current uncertainties regarding the availability of credit will not have a material adverse impact on our results of operations or financial position in the foreseeable future and that we are not subject in any material way to other forms of market risk.
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
     As of September 30, 2010 and March 31, 2010, we did not participate in any financial-market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Matrixx Initiatives, Inc.
/s/ William J. Hemelt
William Hemelt
Chief Executive Officer and Principal Financial Officer November 5, 2010