Form 10-Q
period 2010-12-31
MATRIXX INITIATIVES INC
filed 2011-02-07
CIK 1006195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
There were 9,442,865 shares of the registrant’s common stock, $.001 par value, outstanding as of January 28, 2011.

MATRIXX INITIATIVES, INC.
FORM 10-Q
INDEX
Unless otherwise indicated in this quarterly report, “Matrixx,” “us,” “we,” “our”, “the Company” and similar terms refer to Matrixx Initiatives, Inc. and its subsidiaries. “Zicam” is a registered trademark of our subsidiary, Zicam, LLC, and the Matrixx name and logo are trademarks of the Company.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2010	2010
ASSETS

Current Assets:
Cash and cash equivalents	$23,530,326	$26,482,499
Certificates of deposit	—	3,736,525
Accounts receivable:
Trade, net of allowance for doubtful accounts of $188,548 and $169,720	9,385,091	5,386,044
Insurance receivable	65,000	—
Inventories	8,076,350	6,166,809
Prepaid expenses	877,376	2,230,116
Interest receivable	831	3,443
Income tax receivable	—	5,661,554
Current deferred tax asset	11,215,725	5,071,475

Total Current Assets	53,150,699	54,738,465

Property and Equipment, at cost:
Office furniture and computer equipment	1,584,246	1,722,176
Machine tooling and manufacturing equipment	4,865,248	4,415,352
Laboratory furniture and equipment	381,079	486,459
Leasehold improvements	423,442	562,738

	7,254,015	7,186,725
Less accumulated depreciation	(4,238,791)	(3,865,302)

Net Property and Equipment	3,015,224	3,321,423

Other Assets:
Restricted cash	11,500,000	—
Deposits	215,912	636,924
Other assets	40,043	40,043
Patents, net of accumulated amortization of $368,363 and $311,209	736,653	793,807
Non-current deferred tax asset	1,566,943	1,934,686

Total Other Assets	14,059,551	3,405,460

Total Assets	$70,225,474	$61,465,348

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,444,448	$1,007,886
Accrued expenses	5,483,261	7,026,708
Sales commissions	251,494	188,433
Sales returns and allowances	2,023,023	1,420,600
Legal liability	17,725,000	740,000

Total Current Liabilities	26,927,226	10,383,627

Total Liabilities	26,927,226	10,383,627

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock: $.001 par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 30,000,000 shares authorized, 9,398,590 and 9,455,623 shares issued and outstanding	9,399	9,455
Additional paid-in capital	39,296,170	38,657,444
Retained earnings	3,992,679	12,414,822

Total Stockholders’ Equity	43,298,248	51,081,721

Total Liabilities and Stockholders’ Equity	$70,225,474	$61,465,348

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	2010	2009
Net sales	$20,288,756	$28,462,685
Cost of sales	5,947,948	7,649,820

Gross Profit	14,340,808	20,812,865

Selling, general and administrative expenses	32,332,941	14,067,533
Research and development	338,085	543,478

Income (Loss) From Operations	(18,330,218)	6,201,854

Interest and other income	5,148	33,553

Income (Loss) Before Income Taxes	(18,325,070)	6,235,407

Income taxes	(7,045,000)	2,409,024

Net Income (Loss)	$(11,280,070)	$3,826,383

Net Income (Loss) Per Share of Common Stock:
Basic and Diluted:
Weighted Average Number of Common Shares
Outstanding	9,301,924	9,228,970
Net Income (Loss) Per Share of Common Stock	$(1.21)	$0.41
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	2010	2009
Net sales	$44,807,114	$61,005,711
Cost of sales	12,870,602	17,272,795

Gross Profit	31,936,512	43,732,916

Selling, general and administrative expenses	44,411,158	40,706,579
Research and development	1,222,570	1,896,620
Goodwill impairment	—	15,039,836
Asset impairments	—	8,827,322

Loss From Operations	(13,697,216)	(22,737,411)

Interest and other income	27,973	119,023

Loss Before Income Taxes	(13,669,243)	(22,618,418)

Income taxes	(5,247,100)	(8,690,936)

Net Loss	$(8,422,143)	$(13,927,482)

Net Loss Per Share of Common Stock:
Basic and Diluted:
Weighted Average Number of Common Shares
Outstanding	9,297,177	9,209,400
Net Loss Per Share of Common Stock	$(0.91)	$(1.51)
The accompanying notes are an integral part of these consolidated financial statements.

MATRIXX INITIATIVES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	2010	2009

Cash Flows From Operating Activities
Net loss	$(8,422,143)	$(13,927,482)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	800,474	579,557
Amortization	57,154	75,723
Deferred income taxes	(5,776,507)	(9,116,701)
Common stock issued for compensation	792,490	1,964,705
Asset impairments and abandonments	—	24,287,130
Changes in assets and liabilities:
Accounts receivable	(3,999,047)	(1,017,479)
Insurance receivable	(65,000)	(25,386)
Interest and other receivables	2,612	(305,681)
Income tax receivable	5,661,554	(123,377)
Inventories	(1,909,541)	(1,527,632)
Prepaid expenses and other	1,352,740	(2,340,522)
Accounts payable	436,562	(651,516)
Accrued expenses	(1,480,386)	(2,227,798)
Legal liability	16,985,000	(45,000)
Sales returns and allowances	602,423	(305,560)

Net Cash Provided (Used) By Operating Activities	5,038,385	(4,707,019)

Cash Flows From Investing Activities
Purchases of certificates of deposit	—	(3,736,525)
Maturities of certificates of deposit	3,736,525	11,121,439
Restricted cash	(11,500,000)	—
Capital expenditures	(50,157)	(24,912)
Deposits and other	(23,106)	(2,187,194)

Net Cash Provided (Used) By Investing Activities	(7,836,738)	5,172,808

Cash Flows From Financing Activities:
Issuance of common stock	—	1,362,219
Purchase of treasury stock	(153,820)	(1,187,906)

Net Cash Provided (Used) By Financing Activities	(153,820)	174,313

Net Increase (Decrease) in Cash and Cash Equivalents	(2,952,173)	640,102

Cash and Cash Equivalents at Beginning of Period	26,482,499	25,144,088

Cash and Cash Equivalents at End of Period	$23,530,326	$25,784,190

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$—	$8,000
Supplemental Disclosure of Non-cash Financing Activities:
Retirement of treasury stock	$153,820	$1,187,906
Manufacturing equipment placed in service	444,118	—

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
     The accompanying condensed consolidated balance sheet as of March 31, 2010, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements of Matrixx Initiatives, Inc. as of and for the three and nine months ended December 31, 2010 have been prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, do not include all disclosures that may be necessary for complete financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments that are necessary so as to make the interim information not misleading, have been made. All references made in this Report to “Note” or “Notes” refer to these Notes to the Condensed Consolidated Financial Statements (“Financial Statements”). Results of operations for the three and nine months ended December 31, 2010 are not necessarily indicative of results of operations that may be expected for the fiscal year ending March 31, 2011. The products we market are seasonal in nature. We record sales when products are shipped from our warehouse facilities to customers. Generally, the Company realizes fluctuations in sales volume as retailers stock our products and order displays to prepare for the cough and cold season, which usually runs from October through March. Consumer purchases of our products at retail are highest during the cough and cold season. It is recommended that this financial information be read in conjunction with the complete financial statements included in Matrixx’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 previously filed with the Securities and Exchange Commission (“SEC”).
     On December 14, 2010, we entered into a definitive merger agreement (the “Merger Agreement”) with Wonder Holdings Acquisition Corp. and Wonder Holdings, Inc., (“Purchaser”) both of which are affiliates of and controlled by H.I.G. Capital, LLC. Under the terms of the merger agreement, the affiliates of H.I.G. Capital, LLC commenced a tender offer to purchase for cash all of the outstanding shares of Matrixx common stock, including the associated preferred stock purchase rights, at a price of $8.00 per share. The tender offer commenced on December 22, 2010 and was set to expire on February 4, 2011, unless extended in accordance with the terms of the Merger Agreement and the applicable rules and regulations of the SEC. As previously announced on Schedule 14D-9 Amendment No. 7, filed with the SEC on February 2, 2011, Purchaser increased the price to $8.75 per share in cash, without interest and less any applicable withholding taxes, and extended the expiration of the offer to purchase for cash all of the outstanding shares of Matrixx until 11:59 p.m., New York City time, on February 14, 2011. If the tender offer is successfully completed, the parties will complete a second-step merger in which any remaining shares of the Company will be converted into the right to receive the same price per share paid in the tender offer. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Report for more information regarding the tender offer and the proposed merger.
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

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     The Company did not recognize any compensation expense for option awards during the three or nine months ended December 31, 2010 or 2009. There were no options exercised in the three or nine months ended December 31, 2010. There were 144,700 options exercised in the nine months ended December 31, 2009; however, no options were exercised in the three months ended December 31, 2009. No options were granted during the three or nine months ended December 31, 2010 or 2009.
     The Company has granted restricted stock to directors, officers, and employees as part of its overall compensation plan. Compensation expense is based on the closing stock price on the grant date, and is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense recognized in the quarter ended December 31, 2010, for restricted stock awards was approximately $271,000, or $167,000 after tax, compared to approximately $371,000, or $225,000 after tax, for the quarter ended December 31, 2009. During the nine months ended December 31, 2010, the Company recognized approximately $649,000, or $399,000 after tax, compared to $1.1 million, or $659,000 after tax, for the nine months ended December 31, 2009.
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
     The table below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three and nine months ended December 31, 2010 and 2009. Unvested restricted stock and options to purchase 299,363 and 303,471 shares of common stock for the three and nine months ended December 31, 2010, respectively, were not included in the computation of diluted loss per share because their effect would be anti-dilutive. Unvested restricted stock and options to purchase 449,649 and 443,057 shares of common stock for the three and nine months ended December 31, 2009, respectively, were not included in the computation of diluted loss per share because their effect would be anti-dilutive.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income (loss) applicable to common shareholders	$(11,280,070)	$3,826,383	$(8,422,143)	$(13,927,482)

Weighted average common shares outstanding — Basic	9,301,924	9,228,970	9,297,177	9,209,400
Dilutive Securities:
Options	—	—	—	—
Restricted Stock	—	—	—	—

Weighted average common shares outstanding — Diluted	9,301,924	9,228,970	9,297,177	9,209,400

Net income (loss) per common share:
Basic	$(1.21)	$0.41	$(0.91)	$(1.51)
Diluted	$(1.21)	$0.41	$(0.91)	$(1.51)
5. Inventories
     Inventories are stated at the lower of cost or market. The Company uses first-in, first-out method to value inventory. Inventories consisted of the following at December 31, 2010 and March 31, 2010:

	December 31,	March 31,
	2010	2010
Raw materials and packaging	$755,018	$623,808
Finished goods	7,321,332	5,543,001

Total	$8,076,350	$6,166,809

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

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In the quarter ended June 30, 2009, the Company recorded a $9.0 million reserve for estimated costs to recall these products. The reserve charge was recorded in selling, general and administrative expense in the accompanying statement of operations for the nine months ended December 31, 2009. As of June 30, 2010, the recall reserve was exhausted. During the nine months ended December 31, 2010, we recorded $496,000 of additional recall charges. We expect any additional charges related to the June 2009 recall will be minimal.
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
     Since the Company’s receipt of the FDA warning letter, numerous product liability lawsuits have been filed against the Company, many of which cite the FDA warning letter as support for their claims. The lawsuits principally fall into two categories of product liability claims: (i) those alleging that our Zicam Cold Remedy nasal gel products caused the permanent loss or diminishment of the sense of smell or smell and taste (i.e., personal injury claims) and (ii) those seeking compensation for the purchase price of the Zicam Cold Remedy nasal gel products or various forms of equitable relief based on allegations that the Company misrepresented the safety and/or efficacy of such products to consumers (i.e., economic injury claims). On October 9, 2009, a judicial panel ordered the centralization and transfer of a number of economic injury and personal injury actions pending in federal court to a federal court in the District of Arizona pursuant to federal multidistrict litigation (“MDL”) procedures (see “Multi-District Litigation Matters” below for a discussion of the cases that have been consolidated and transferred). All of the economic injury lawsuits have been filed as class actions but none of the classes has been certified to date (uncertified class actions are referred to as “putative” class actions). See “Economic Injury Claims — Settlement Status” below for a discussion of the settlement status of the economic injury lawsuits and see “Personal Injury Claims — Settlement Agreement” below for a discussion of the settlement status of the personal injury lawsuits.

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
     Federal law requires that the testimony of a scientific or medical expert witness be reliable and based on valid scientific data and analysis before it can be allowed into evidence. To date, the Company has submitted motions in numerous federal lawsuits against the Company challenging the reliability and admissibility of the testimony of expert witnesses who claim that Zicam Cold Remedy is capable of causing or has caused smell and taste loss. To date, the courts that have ruled on these motions found in the Company’s favor on all of the motions. Each court has ruled that the theory that Zicam Cold Remedy nasal gel causes smell loss, as promoted by the plaintiffs’ experts, has no reliable scientific support and was reached without application of proper scientific standards and procedures. Federal courts have made such rulings against the three most prominent causal experts that plaintiffs have hired to date as well as various other expert witnesses. Motions to exclude experts disclosed by plaintiffs in the MDL were filed in November 2010 and a ruling on these motions is expected sometime after mid-February 2011.
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
     Total Pending Product Liability Lawsuits. As of January 28, 2011, the Company is aware of 299 pending product liability lawsuits against the Company, involving 1,006 plaintiffs. Of those cases, 222 are pending in Federal court and 77 are pending in State court.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Cases filed since September 30, 2010 (Pending in Federal Courts): The Company is aware of the following pending federal court cases, covering 30 named plaintiffs, which were filed against and/or served on the Company between October 1, 2010 and January 28, 2011:
     Personal Injury:

Date Filed	United States District Court	Named Plaintiff
10/1/2010	Arizona	Tompkins, S.
10/1/2010	Arizona	Anderson, N.
10/8/2010	Arizona	Burns, J.
10/15/2010	Arizona	Cossette, S.
10/18/2010	Arizona	Johnson, R.
10/22/2010	Arizona	Hine, C.
10/25/2010	Arizona	Artrip, M.
10/25/2010	Arizona	Hall, J.
10/27/2010	Arizona	Davis, R.
10/27/2010	Arizona	Neuffer, J.
10/28/2010	Arizona	Weiss, A.
10/29/2010	Arizona	Erovick, M.
10/29/2010	Arizona	Crawford, J.
11/2/2010	Arizona	Mast, S.
11/5/2010	Arizona	Ruska, H.
11/5/2010	Arizona	Tetrick, S.
11/5/2010	Arizona	English, S.
11/9/2010	Arizona	Sears, R.
11/16/2010	Arizona	Stevenson, B.
11/19/2010	Arizona	Manning, B.
11/30/2010	Arizona	Redden, J.
11/30/2010	Arizona	Sokol, T.
11/30/2010	Arizona	Dedecker, N.
12/3/2010	Arizona	Weber, S.
12/10/2010	Arizona	Grabemeyer, P.
12/21/2010	Arizona	Morales, D.
1/27/2011	Western District, Texas	Cathey, G.
     Putative Class Actions for Economic Injury: None.
     Multi-District Litigation Matters. As previously disclosed, in August 2009, the Company filed a motion to consolidate and transfer all of the personal injury and economic injury matters, including any purported class actions, pending against the Company in federal court to the District of Arizona, pursuant to MDL procedures. On October 9, 2009, the Judicial Panel on Multidistrict Litigation (“Panel”) established MDL No. 2096, In Re: Zicam Cold Remedy Marketing and Sales Practices Litigation, and centralized the economic injury and personal injury actions that involve common questions of fact before a federal court in the District of Arizona. With one exception, the Panel transferred all of the economic injury cases at issue in the original MDL request. The Panel also began the MDL transfer process for the remaining economic injury and personal injury matters pending against the Company in federal courts across the country. The plaintiffs in these remaining cases will have the opportunity to object to the MDL transfer of their specific case. The Panel determined that the case of Hohman et. al. vs. Matrixx Initiatives, Inc. et. al. (filed June 18, 2009, Northern District of Illinois) did not involve sufficient common questions of fact to allow for consolidation and transfer to the MDL at that time. The Company expects any federal economic injury and personal injury matters filed in the future to be transferred and consolidated pursuant to the MDL transfer process, subject to the plaintiffs’ opportunity to object. See “Economic Injury Claims — Settlement

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Status” and “Personal Injury Claims — Settlement Agreement” below for a discussion of the settlement status of the economic injury and personal injury lawsuits.
     Cases filed since September 30, 2010 (Pending in State Courts). The Company is aware of the following state court cases, covering 77 named plaintiffs, which were filed against and/or served on the Company between October 1, 2010 and January 28, 2011:
     Personal Injury:

Date Filed	Court	Named Plaintiff
10/4/2010	Maricopa County, AZ	Ellison, G.
10/15/2010	Maricopa County, AZ	Allen, S.
11/18/2010	Bingham County, ID	Hulse, J.
11/24/2010	San Francisco County, CA	Shoub, L.
11/29/2010	Maricopa County, AZ	Varone, T.
12/2/2010	Maricopa County, AZ	James, A.
12/3/2010	Broward County, FL	Henriques, J.
12/9/2010	San Francisco County, CA	Hironymous, M.
12/9/2010	San Francisco County, CA	Hobbs, V.
12/9/2010	San Francisco County, FL	Hackett, R.
12/23/2010	Travis County, TX	Pumphrey, C.
1/20/2011	San Francisco County, CA	Reese, S.
     Putative Class Actions for Economic Injury: None.
     Cases Dismissed Subsequent to September 30, 2010 (Federal Courts). The following federal court cases against the Company, which were both personal injury class action lawsuits, were dismissed subsequent to September 30, 2010:

Date Filed	United States District Court	Named Plaintiff	Date Dismissed
4/9/2010	Arizona	Gardner, C.	11/18/2010
12/16/2009	Arizona	Davis, S.	12/10/2010
     Cases dismissed Subsequent to September 30, 2010 (State Courts). The following state court case against the Company, which was an economic injury class action lawsuit, was dismissed subsequent to September 30, 2010:

Date Filed	Court	Named Plaintiff	Date Dismissed
6/30/2009	St. Louis County, MO	West, G.	10/4/2010

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Economic Injury Claims — Settlement Status. On August 19, 2010, the Company and plaintiffs’ attorneys representing all of the various nationwide and statewide economic injury plaintiffs signed a Memorandum of Understanding (“MOU”) setting forth their agreement in principle to settle those 18 lawsuits. On August 26, 2010, the MDL Judge issued an order objecting to the procedural mechanism the parties proposed for effectuating the settlement; the order did not consider the merits of the proposed settlement. On October 1, 2010, the Company and lead plaintiffs’ attorneys representing all of the economic injury plaintiffs executed a revised Memorandum of Understanding setting forth a different procedure for seeking approval of the settlement. The revised Memorandum of Understanding sets forth a procedure for approval of the settlement of injunctive relief claims relating to the safety of the Zicam Cold Remedy nasal gel spray and swabs before the MDL Court and approval of the settlement of claims relating to the efficacy of the Zicam Cold Remedy nasal gel spray and swabs as well as other current products in the Northern District of Illinois, the jurisdiction in which the only economic injury lawsuit not made subject to the MDL procedures is pending. On October 19, 2010, the parties entered into a settlement agreement to resolve the injunctive relief claims relating to safety of the Zicam Cold Remedy nasal gel spray and swabs. On the same day, plaintiffs filed a motion to certify an injunctive relief settlement class based on the terms of the settlement agreement before the MDL Court. On November 2, 2010, the MDL Court requested that the parties submit additional briefing explaining various aspects of the settlement.
     As part of the settlement of the safety claims set forth in the settlement agreement, which remains subject to court approval, the Company agreed that, if its Zicam Cold Remedy nasal gel spray and/or swab products are re-introduced into the market, the packaging will include any language regarding adverse effects required by the FDA. Under the settlement agreement, the Company will be required to pay plaintiffs’ attorneys fees and has agreed to not object to an attorney’s fee application not to exceed $150,000, which fee award is subject to court approval.
     As part of the settlement of the efficacy claims as set forth in the MOU, the Company has agreed to add certain clarifications to its packaging regarding the use and status of several current products. In addition, the Company has a tentative agreement to (i) pay the plaintiffs’ attorneys fees and costs for the litigation in an aggregate amount not to exceed $1.75 million; (ii) pay incentive awards to the named plaintiffs in an aggregate amount not to exceed a total of $35,000 and (iii) be responsible for the costs of providing notice of the settlement to class members.
     On January 13, 2011, the MDL Court preliminarily approved the settlement subject to certain modifications that included a full release of all damage claims arising out of the safety of the products. The MDL Court also directed the parties to give class notice. The parties are preparing an amended settlement agreement to reflect these modifications. A hearing date for final approval of the settlement agreement has not been scheduled. As of December 31, 2010, the Company has reserved $2.2 million to resolve these matters. The reserve is recorded in Legal Liability on the Condensed Consolidated Balance Sheet as of December 31, 2010.
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
     Personal Injury Claims — Settlement with Certain Claimants. In July 2010, the Company entered into settlement agreements with approximately 46 personal injury claimants who had previously threatened to file lawsuits against the Company. The individual settlement amounts were $5,000 or less per claimant. The settlement documents for all claimants acknowledge that the Company denies any liability to them. Those who are eligible and elect to participate in the settlement program dismiss their claims with prejudice and provide written releases of their claims against the Company in return for their participation. Each of the claimants alleged use of the Company’s single hole actuator Cold Remedy nasal gel product, which was last sold in 2005.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Personal Injury Claims — Settlement Agreement. On December 13, 2010, the Company entered into an agreement (the “Settlement Agreement”) to settle all other claims made by the plaintiffs and claimants who allege personal injury claims (approximately 995 plaintiffs and approximately 949 claimants) against the Company, including plaintiffs who are subject to the multidistrict litigation and the consolidated proceedings pending in state courts in California and Arizona. The Company will pay no more than $15.5 million to fund awards to be made under the settlement program. The foregoing funds will cover all costs, attorneys’ fees and other expenses associated with administration of the program by plaintiffs’ counsel. The Settlement Agreement acknowledges that the settlement is not an admission or concession on the Company’s part of any liability to the plaintiffs or claimants.
     The $15.5 million settlement program amount will be funded by the Company in three installments. The Company paid the first installment of $11.5 million into an escrow account on December 29, 2010 following the Company’s receipt of a verified list of plaintiffs and claimants. The Company will pay the second installment of $2 million no later than 8 months after its payment of the initial installment. The Company will pay the third installment of $2 million, less amounts based on plaintiffs and claimants who elect not to participate in the settlement program, no later than 20 months after its payment of the initial installment.
     Pursuant to the Settlement Agreement, the Company retained the right and option to void and cancel the Settlement Agreement in its entirety, at its sole discretion, if prior to the close of business on January 20, 2011 (the “Settlement Expiration Date”), plaintiffs’ counsel failed to enroll and achieve participation in the settlement program by (a) at least 97% of all plaintiffs and claimants who used a Zicam Cold Remedy Nasal Gel dispensed with a single hole actuator pump and (b) at least 94% of all plaintiffs and claimants who used other Zicam products. In response to the request of plaintiffs’ counsel for additional time to secure the required level of participation, the Company agreed to extend the Settlement Expiration Date to January 31, 2011. The Company has determined that, as of the Settlement Expiration Date, Plaintiffs’ counsel met the required levels of participation, meaning that the Settlement Agreement is in effect. Approximately 5% of the eligible plaintiffs and claimants have not confirmed their participation in the settlement program. The Company is uncertain regarding their intentions.
     It is possible that new product liability lawsuits may be filed against the Company. The Company intends to continue to vigorously defend itself in any remaining cases and in any new cases that may arise.
     Litigation Reserves. As of December 31, 2005, the Company established a reserve of $1.3 million for any future payment of settlement or losses related to the Cold Remedy litigation. This reserve was based on certain assumptions, some of which are described below, and was the amount, excluding defense costs, the Company believed it could reasonably estimate would be spent to resolve the remaining cases that had been filed or to resolve matters with the potential claimants. Some of the significant factors that were considered in the establishment of the reserve were as follows: the actual costs incurred by the Company up to that time in resolving several claims; the development of the Company’s legal defense strategy; settlements; and the number of cases that remained pending against the Company. There are events, such as the dismissal of any of the cases, the filing of new lawsuits, threatened claims, the outcome of a trial, rulings on pending evidentiary motions, or adverse publicity that may have an impact on the Company’s conclusions as to the adequacy of the reserve for the pending product liability lawsuits. The Company maintained a $522,500 reserve balance as of September 30, 2010, compared to the $740,000 reserve at March 31, 2010. The settlement with 46 potential claimants, mentioned above, was paid from the reserve in July 2010. In

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
connection with the Settlement Agreement announced on December 14, 2010, and certain assumptions regarding the settlement of the economic injury lawsuits, the Company increased the litigation reserve to $17.7 million as of December 31, 2010. The reserve includes $2.2 million for economic injury and approximately $15.5 million for personal injury settlement. The amounts that may be spent to resolve matters with every actual and potential claimant could be higher than our reserve. The Company will continue to review the product liability claims situation and will adjust the litigation reserve in the future when we can reasonably estimate changes in the amounts and likelihood of resolving the claims. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.
Securities Litigation Matters
     Two class action lawsuits were filed in April and May 2004 against the Company, our previous President and Chief Executive Officer, Carl J. Johnson, and William J. Hemelt, our President and Chief Executive Officer, alleging violations of federal securities laws. On January 18, 2005, the cases were consolidated and the court appointed James v. Siracusano as lead plaintiff. The amended complaint also includes our Vice President of Research and Development, Timothy L. Clarot, as a defendant and was filed March 4, 2005. The consolidated case is Siracusano, et al. vs. Matrixx Initiatives, Inc., et al., in the United States District Court, District of Arizona, Case No. CV04-0886 PHX DKD. Among other things, the lawsuit alleges that between October 2003 and February 2004, we made materially false and misleading statements regarding our Zicam Cold Remedy products, including failing to adequately disclose to the public the details of allegations that our products caused damage to the sense of smell and of certain product liability lawsuits pending at that time. We filed a motion to dismiss this lawsuit and, on March 8, 2006, the Company received an Order dated December 15, 2005 granting the motion to dismiss the case, without prejudice. On April 3, 2006, the plaintiff appealed the Order to the United States District Court of Appeals, Ninth Circuit and on October 28, 2009, the Ninth Circuit Court reversed the decision of the United States District Court, District of Arizona. On June 14, 2010, the United States Supreme Court granted certiorari review and heard oral arguments on January 10, 2011. A decision is expected by June 2011.
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
     On January 7, 2011, Floyd Schneider, a purported stockholder of the Company, filed a complaint (the “Schneider Complaint”) on behalf of himself and as a putative class action on behalf of the Company’s public stockholders against all of the Company’s current directors (the “Individual Defendants”), the Company, Wonder Holdings Acquisition Corp. and Wonder Holdings, Inc. in the Superior Court of the State of Arizona for the County of Maricopa. The complaint alleges, among other things, that the Individual Defendants breached their fiduciary duties in connection with the tender offer and proposed merger by failing to engage in an honest and fair sale process and by providing materially inadequate disclosure and material disclosure omissions regarding the tender offer and the merger and that the Company, Wonder

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Holdings Acquisition Corp. and Wonder Holdings, Inc. have aided and abetted the breach of fiduciary duties. The complaint seeks, among other things, a declaration that the action brought by the complaint is a class action and that plaintiff be certified as the class representative, an order enjoining the transactions contemplated by the Merger Agreement, rescissory damages in the event the transaction is consummated prior to the entry of a final judgment, an accounting of all damages caused by the defendants and all profits and special benefits obtained, and an award to the plaintiff of all costs, including attorneys’ and experts’ fees and expenses. The Company believes that the Schneider Complaint is without merit and intends to contest the case vigorously.
     In accordance with and subject to the provisions of the Company’s Certificate of Incorporation, Messrs. Hemelt, Cowley, Clarot and Johnson and each of the named directors will be indemnified by the Company for their expenses incurred in defending each of these lawsuits and for any other losses which they may suffer as a result of these lawsuits. The Company has submitted each of these matters to its insurance carriers. If any liability were to result from these lawsuits that is not covered by insurance, we believe our financial results could be materially impacted.
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
     On November 20, 2009, a shareholder derivative lawsuit was filed by Bette-Ann Liguori, on behalf of the Company, against all of the Company’s current directors and certain of their spouses, and the following current and former officers and directors of the Company and certain of their spouses: Carl Johnson, Timothy Clarot, Timothy Connors, Lynn Romero, Michael Voevodsky, James Marini, and Edward Faber (Liguori v. Egan, et al., Superior Court of the State of Arizona, County of Maricopa). The lawsuit alleges, among other things, that the officers and directors named in the complaint violated their fiduciary duties to the Company by (i) misrepresenting the safety of the Zicam Cold Remedy nasal gel products, (ii) failing to warn consumers and shareholders that use of the Zicam Cold Remedy nasal products could result in anosmia and (iii) failing to disclose reports of anosmia to the FDA and otherwise misrepresenting the

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company’s compliance with FDA regulations. On January 19, 2010, the Company filed a motion to stay the action pending the outcome of the Shapiro action or, in the alternative, pending the outcome of the consolidated derivative action filed in Federal court. On May 18, 2010, the court granted defendants’ motion.
     In accordance with and subject to the provisions of the Company’s Certificate of Incorporation, each of the named directors and current and former officers and spouses will be indemnified by the Company for their expenses incurred in defending each of these lawsuits and for any other losses that they may suffer as a result of these lawsuits.
Related Legal Matters — Informal Inquiries
     As previously reported, the Company received an inquiry from several county district attorneys in California regarding enforcement of certain consumer protection statutes involving our product packaging size. We have reached an agreement in principle to settle this matter by implementing certain changes in our packaging over a twelve-month period from the final date of settlement. In addition, the Company paid the state approximately $400,000, which had been previously accrued.
Legal Expense
     The Company is incurring significant legal expense for the lawsuits referenced above. As previously disclosed, the Company had a limited amount of product liability insurance to cover litigation expense, losses and/or settlements associated with claims that our Cold Remedy products caused a loss of smell. The insurer determined the ultimate defense costs and claims associated with the anosmia allegations would likely exceed the policy limit of $5 million. To avoid ongoing administrative costs, in July 2010, the Company and its product liability insurer reached agreement that the insurer would pay the full amount of the $5.0 million policy to the Company. The Company received the cash in August 2010. Net product liability and regulatory related legal defense expense was $1.3 million ($2.2 million prior to allocating $942,000 million of insurance reimbursement) in the quarter ended December 31, 2010, compared to $1.8 million in the quarter ended December 31, 2009. In addition, during the quarter ended December 31, 2010, the Company recorded an additional $17.2 million to its litigation reserve for future payments for settling personal injury and economic injury product liability claims. The reserve consisted of $17.7 million in potential settlement costs less $500,000 previously reserved.
     For the nine months ended December 31, 2010, net product liability and regulatory related legal defense expense was approximately $2.0 million ($7.0 million prior to allocating $5.0 million of insurance reimbursement), versus $4.7 million in the nine months ended December 31, 2009. We do not expect to receive additional reimbursements for legal expense. We expect legal expense will decline if the bulk of the product liability claimants enter into the settlement agreement.
8. Goodwill and Asset Impairment Charges
     Intangibles consist of goodwill (which is the excess of purchase price over the net assets of businesses acquired), intellectual property, and trademarks. Goodwill is not amortized but finite-lived intangibles are amortized using the straight-line method. The Company had $15.0 million in goodwill related to the Company’s acquisition of the 40% Zicam, LLC interest acquired from Zensano, Inc. in December 2001. The business of Zicam, LLC at that time was to develop and produce homeopathic nasal gel products based on a proprietary zincum gluconium delivery system.

MATRIXX INITIATIVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Goodwill and certain other assets must be tested upon a triggering event to identify potential impairments and the amount of any impairment loss. Following the June 16, 2009 FDA warning letter and subsequent recall of our Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs, the Company concluded a triggering event had occurred and performed an impairment assessment as of June 30, 2009. The Company performed an assessment within the accounting fair value hierarchy, in which it evaluated, among other things, the impact of the foregoing events on the market’s perception of the value of the Company’s stock, the expected increase in legal activity, and the expected decline of Zicam product sales. The Company first determined the fair value using two valuation methodologies: (a) the income approach, which uses discounted cash flow projections, and (b) the market value approach, which uses quoted market prices or unobservable inputs that are corroborated by market data. The determination of fair value required the use of significant judgment and estimates about assumptions that management believed were appropriate in the circumstances. The most significant assumptions included those relating to our ability to sell nasal gel Cold Remedy products in the future, our ability to introduce new nasal products, sales expectations of our other swab products, and market trading multiples for the Company.
     The assessment resulted in the Company recording charges of $23.9 million ($14.6 million after-tax) in the quarter ended June 30, 2009, to reduce the carrying amounts of goodwill and other tangible and intangible assets to fair value. Those charges included: a non-cash impairment charge of $15.0 million related to the goodwill associated with the zincum gluconium nasal gel products; a non-cash impairment charge of $3.9 million to write-down the inventory value of nasal Cold Remedy products and other nasal application inventory; an impairment charge of $4.3 million ($3.4 million of which is non-cash) for a new swab manufacturing line that was built to produce our nasal swab product; and $616,000 for the unamortized amount of our Cold Remedy nasal gel patent. The charge was included in “Goodwill Impairment and Asset Impairments” in the accompanying statement of operations for the nine months ended December 31, 2009.
     In addition to the impairment charges associated with our nasal Cold Remedy products discussed above, in the quarter ended June 30, 2009, we recorded a charge of $420,000 to write down the value of patents and certain other assets associated with the development of an oral care product developed to reduce tartar. We did not launch this product and determined the assets associated with the product’s development were impaired. This charge was recorded in research and development expense in the accompanying Financial Statements for the nine months ended December 31, 2009.
     There have not been any goodwill or asset impairment charges in the nine months ended December 31, 2010.
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
     The Company develops, markets and sells innovative, over-the-counter (OTC) healthcare products. The Company currently markets its products within the U.S. $4.0-$5.0 billion overall cough and cold category at retail. Our Zicam products are sold in the cold remedy, allergy/sinus, cough and multi-symptom relief market groups of the overall cough and cold category. A mix of our products is currently available at all of the major food, drug, and mass merchant retailers.
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
     The FDA warning letter, the recall of Zicam Cold Remedy Nasal Gel and Zicam Cold Remedy Swabs, and the subsequent litigation have had a material adverse impact on our business. The recalled products accounted for approximately 40%, or $42.5 million, of our net sales in the fiscal year ended March 31, 2009; and, prior to the recall, accounted for approximately $2.0 million of net sales in the quarter ended June 30, 2009. Our primary focus since the withdrawal of our nasal gel products has been growing sales of our oral Cold Remedy offerings. As a result, our promotional and marketing support primarily focuses on Zicam oral Cold Remedy products.
Proposed Merger
     On December 14, 2010, we entered into a definitive merger agreement (the “Merger Agreement”) with Wonder Holdings Acquisition Corp. (“Parent”) and Wonder Holdings, Inc., a wholly-owned subsidiary of Parent (“Purchaser”), both of which are affiliates of and controlled by H.I.G. Capital, LLC (“H.I.G.”). Under the terms of the merger agreement, the affiliates of H.I.G. commenced a tender offer (the “Offer”) to purchase for cash all of the outstanding shares of Matrixx common stock, including the associated preferred stock purchase rights, at a price of $8.00 per share. The Offer commenced on December 22, 2010 and was set to expire on February 4, 2011, unless extended in accordance with the terms of the Merger Agreement and the applicable rules and regulations of the Securities and Exchange Commission.
     Pursuant to the terms of the Merger Agreement, we solicited alternative acquisition proposals from third parties until 11:59 p.m. on January 22, 2011 (the “go-shop period”). Despite a broad solicitation of 132 potentially interested parties, we did not receive any alternative acquisition proposals during the go-shop period. The Company is now prohibited by the “no shop” provisions of the Merger Agreement from, among other things, encouraging or soliciting third-parties to submit alternative acquisition proposals.

     As previously announced on Schedule 14D-9 Amendment No. 7, filed with the Securities and Exchange Commission on February 2, 2011, Purchaser increased the price to $8.75 per share in cash, without interest and less any applicable withholding taxes, and extended the expiration of the Offer to purchase for cash all of the outstanding shares of the Company until 11:59 p.m., New York City time, on February 14, 2011. If the Offer is successfully completed, the parties will complete a second-step merger (the “Merger”) in which any remaining shares of the Company will be converted into the right to receive the same price per share paid in the Offer.
     Subject to the terms and conditions of the Merger Agreement, the Company has granted Purchaser an irrevocable option (the “Top-Up Option”) to purchase an aggregate number of newly-issued shares of the Company equal to the lowest number of shares that, when added to the number of shares then owned of record by Parent or Purchaser, constitutes at least one share more than 90% of the shares then outstanding. In no event, however, shall the Top-Up Option be exercisable if the number of shares to be issued pursuant to the Top-Up Option would exceed the number of authorized but unissued shares that are not already reserved for issuance as of immediately prior to the issuance of such shares. The Top-Up Option is exercisable once, in whole and not in part, and only after shares have been purchased by Purchaser pursuant to the Offer. The consideration for each share acquired upon exercise of the Top-Up Option will be the Offer price.
     The Company’s Board of Directors unanimously approved the Merger Agreement and resolved to recommend that the Company’s stockholders accept the Offer, tender their shares in connection with the Offer and approve and adopt the Merger Agreement, if such approval is required by law. Completion of the transaction is subject to customary closing conditions, including but not limited to, the satisfaction of the minimum tender condition, which calls for the tender of at least a majority of the Company’s outstanding shares of common stock on a fully diluted basis, but is not subject to any financing condition. The accompanying condensed consolidated financial statements do not reflect any purchase accounting adjustments that the surviving company to the Merger will be required to make upon completion of the proposed transaction.
     The Company has published a Solicitation/ Recommendation Statement on Schedule 14D-9 in accordance with the requirements of the Securities Exchange Act of 1934 and filed such Schedule 14D-9 (and amendments) with the Securities and Exchange Commission, which contains the recommendation of the Board of Directors of the Company with respect to the Offer and Merger. The statements in this Report are not a solicitation or recommendation of the Company to its stockholders in connection with the proposed Offer and Merger, and stockholders should carefully review the Solicitation/Recommendation Statement before making any decision with regard to tendering their shares. In addition, stockholders are encouraged to review the risk factors regarding the Offer and Merger that are set forth in Part II, Item 1A of this Report.
Our Business
     Certain information is set forth below for our operations, expressed in thousands of dollars and as a percentage of net sales, for the periods indicated:

	3 Months Ended December 31,				9 Months Ended December 31,
$000s	2010	% NS	2009	% NS	2010	% NS	2009	% NS
Net Sales	$20,289	100%	$28,463	100%	$44,807	100%	$61,006	100%

Marketing	$9,323	46%	$8,643	30%	$14,068	31%	$14,473	24%
Sales	$700	3%	$1,374	5%	$2,136	5%	$2,847	5%
General & Administrative	$3,835	19%	$2,293	8%	$9,012	20%	$18,659	31%
Legal -Product Liability & Regulatory	$18,475	91%	$1,758	6%	$19,195	43%	$4,727	8%
Total Selling, General and Administrative	$32,333	159%	$14,068	49%	$44,411	99%	$40,706	67%
Research & Development	$338	2%	$543	2%	$1,223	3%	$1,897	3%
Goodwill & Asset Impairments	$0	0%	$0	0%	$0	0%	$23,867	39%

Net sales for the fiscal third quarter ended December 31, 2010 were $20.3 million, compared to $28.5 million for the quarter ended December 31, 2009. Net loss for the quarter ended December 31, 2010 was $11.3 million, or $(1.21) per diluted share, compared to net income of $3.8 million, or $0.41 per diluted share, for the quarter ended December 31, 2009. Net loss for the quarter ended December 31, 2010 reflects $17.2 million of incremental settlement charges related to the Company’s product liability matters (See Note 7 — “Legal Proceedings”) as well as approximately $1.8 million of merger-related expense.
For the nine months ended December 31, 2010, net sales decreased 27% to $44.8 million, versus $61.0 million in the nine months ended December 31, 2009. The lower level of sales versus the nine months ended December 31, 2009 is primarily attributable to higher inventory positions retailers maintained last year that were associated with the publicity of the H1N1 flu outbreak. In addition, the decrease in sales reflects the loss of nasal Cold Remedy products, which accounted for $2.0 million of sales in the nine months ended December 31, 2009. Declines in sales of cough and multi-symptom relief products accounted for $2.7 million of the decreased sales. The remaining decrease is associated with lower unit sales of oral Cold Remedy and Allergy/Congestion products. Net loss for the nine months ended December 31, 2010 was $8.4 million, or $(0.91) per diluted share, compared to a net loss of $13.9 million, or $(1.51) per diluted share, for the nine months ended December 31, 2009. Results for the nine months ended December 31, 2009 included pretax charges of $9.0 million to reserve for recall-related costs and $23.9 million for goodwill and other asset impairments.
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
     The Company’s management reviews several key indicators in evaluating overall performance:
1)	We review sales and net income performance against our annual goals. In fiscal 2011, the Company is focusing on growing sales in our core Cold Remedy and Allergy/Sinus franchise and offsetting declines in our symptom relief and other cough/cold products. Oral Cold Remedy product sales account for more than 70% of our overall sales. For fiscal 2011, the Company anticipates revenue increasing 3% to 5% above the $67.3 million achieved in fiscal 2010. We expect sales in the fourth quarter ending March 31, 2011 will be significantly higher than sales in the quarter ended March 31, 2010. Due to the expense associated with settlement of the bulk of the personal injury product liability claims, and the reserve for settlement of the economic injury lawsuits, the Company will incur a net loss for the fiscal year ending March 31, 2011.
2)	We monitor sales of our products at retail because increased consumer purchases of our products are an indicator of growth. For the 12 weeks ended December 26, 2010, retail unit sales (as measured by three outlet syndicated scanner data, not including Wal-Mart) of our oral Cold Remedy products decreased approximately 2% while sales of our allergy and congestion products declined approximately 12% versus the comparable period in the previous year, while the entire cough and cold category declined approximately 5%. We began to see increases in consumer purchases of our products during the last half of our fiscal third quarter as new advertising commenced and the incidence of illness surpassed last year’s illness level. For the four weeks ended December 26, 2010, retail unit sales (three-outlet syndicated scanner data, not including Wal-Mart or club stores) of Zicam Cold Remedy oral delivery products increased approximately 30%, while the total cough/cold category increased approximately 5% compared to the prior year.
3)	We measure our ability to maintain strong gross margins on our products. During the quarter ended December 31, 2010, we realized an average gross margin of 71%, compared to the 73% average gross margin achieved in the prior year. Gross margin in the quarter ended December 31, 2010 was affected by an increased level of sales allowances per unit sold and a higher cost per unit sold. Gross margins on our individual products generally vary between 65% and 80%.
4)	We evaluate our operating performance by reviewing, over time, our ability to decrease operating expenses as a percentage of net sales. We evaluate our ability to control operating expenses on an annual basis due to the seasonal fluctuations in quarterly net sales. We anticipate fiscal 2011 operating expenses will decline as a percentage of sales compared to the prior fiscal year (exclusive of legal settlements and recall-related charges).
5)	We review the distribution and mix of our products by key national retailers. Our ten largest retail customers account for a substantial majority of our annual sales, and we encourage our largest customers to carry a mix of our highest-selling products. Retailers generally reset their cough and cold sections during the third calendar quarter of each year, at which time they add or discontinue products. Our ten largest retailers had a net increase in Zicam oral Cold Remedy products on shelf during this year’s cold season. Although retailers are increasing the number of our products they sell, they are also increasing the number of store brand products that directly compete with our Zicam offerings. Store brand products are generally sold at a substantial discount to branded products. Store brand versions of our products may adversely affect the number of our products sold at retail as well as our sales levels.
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
     We believe that our critical accounting policies and estimates include the accounting for intangible assets and goodwill, accounting for legal contingencies, accounting for product recalls, accounting for income taxes, revenue recognition, accounting for sales adjustments (returns and allowances), and accounts receivable and allowance for doubtful accounts.
     Legal Contingencies. We are subject to lawsuits, investigations and claims arising out of the normal conduct of our business (see Note 7 — “Legal Proceedings” for additional information regarding our pending and threatened litigation and our reserves for product liability litigation). While we are vigorously defending the Company in these proceedings, the outcome of these and any other proceedings that may arise cannot be predicted with certainty. The Company is required to accrue a contingent loss when the loss is deemed probable and reasonably estimable. The Company maintained a $17.7 million reserve balance as of December 31, 2010, compared to $740,000 at March 31, 2010. In July 2010, the Company entered into settlement agreements with approximately 46 claimants who had previously threatened to file lawsuits against the Company. The individual settlement amounts were $5,000 or less per claimant and were charged to our litigation reserves in July 2010. In December 2010, the Company entered into a Settlement Agreement to resolve the bulk of the personal injury product liability claims for $15.5 million. The Company increased the legal reserve to account for the settlement. In addition, the Company accrued $2.2 million to resolve the economic injury claims made against the Company. The Company will continue to review and adjust the litigation reserve in the future when we can reasonably estimate changes in the amounts and likelihood of resolving the claims. The amounts that may ultimately be spent to resolve matters with actual and potential claimants could be higher than our reserve.
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
     The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes were appropriate in the circumstances, although it is reasonably possible that actual performance will differ from these assumptions. The most significant assumptions included those relating to our ability to sell nasal gel Cold Remedy products in the future, our ability to introduce new nasal products, sales expectations of our other swab products, and market trading multiples for the Company. These charges included: a non-cash impairment charge of $15.0 million related to the goodwill associated with the acquisition of zincum gluconium nasal gel products and $616,000 for the unamortized amount of our Cold Remedy nasal gel patent. These charges were recorded in the quarter ended June 30, 2009 and are reflected in Goodwill and Asset Impairments in our Financial Statements for the nine months ended December 31, 2009. In addition, due to our inability to commercialize our oral care product developed to reduce tartar, we recorded a charge of $420,000 to write down the value of patents and certain other assets associated with the development of that product in the quarter ended June 30, 2009. We decided not to launch this product and determined the assets associated with the product’s development were impaired. This charge was recorded in research and development expense.
     Income Taxes. The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has recorded deferred tax assets associated with tax loss carrybacks and carryforwards. These deferred tax asset amounts increased due to the Company’s fiscal 2010 operating loss and the current year-to-date operating loss. Deferred tax assets are evaluated on a quarterly basis to determine whether a valuation allowance is required. The Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which those temporary differences become deductible. Judgment is required in determining the future tax consequences of events that have been recognized in the Company’s consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated financial position or results of operations.
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

     We record reserves for sales programs and returns as sales adjustments that offset revenue in the period the related revenue is recognized. Sales adjustments totaled $5.6 million and $6.9 million for the three months ended December 31, 2010 and 2009, respectively. For the nine months ended December 31, 2010 and 2009, sales adjustments totaled $10.1 million and $14.6 million, respectively. Management believes that the reserves recorded for customer programs at December 31, 2010 are adequate and proper.
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
     For the nine months ended December 31, 2009, the Company recorded a $9.0 million reserve for estimated costs to recall the Cold Remedy Nasal Gel and Cold Remedy Swabs. The reserve charges were recorded in selling, general and administrative expense in the accompanying Financial Statements for the nine months ended December 31, 2009. The recall reserve has been exhausted. We expect any additional recall charges related to the June 2009 recall would be immaterial.
Results of Operations for the Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009
     Certain information is set forth below for our operations expressed in $000’s and as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2010		2009
Net sales	$20,289	100%	$28,463	100%
Cost of sales	5,948	29	7,650	27

Gross profit	14,341	71	20,813	73
Selling, general and administrative	32,333	159	14,068	49
Research & development	338	2	543	2

Income (Loss) from Operations	(18,330)	(90)	6,202	22
Interest and other income	5	—	33	—
Interest expense	—	—	—	—

Income (Loss) before income taxes	(18,325)	(90)	6,235	22
Income taxes	(7,045)	(35)	2,409	8

Net Income (Loss)	$(11,280)	(56)%	$3,826	13%

Net Sales
     Net sales for the three months ended December 31, 2010 were $20.3 million, versus net sales of $28.5 million for the quarter ended December 31, 2009. The decrease in net sales, for the quarter ended December 31, 2010 versus 2009, is primarily attributable to higher levels of purchasing by retailers due to publicity of the H1N1 flu in the quarter ended December 31, 2009.

     Our average selling price per unit decreased 1% in the quarter ended December 31, 2010, compared to the quarter ended December 31, 2009. The decrease in average selling price was primarily due to an increase in the level of sales allowances, relative to level of unit sales that occurred in the quarter ended December 31, 2010, compared to the quarter ended December 31, 2009.
Cost of Sales
     For the quarter ended December 31, 2010, our cost of sales decreased to $5.9 million, compared to $7.6 million for the quarter ended December 31, 2009. The decrease was primarily due to the lower number of units sold.
Gross Profit
     Gross profit for the three months ended December 31, 2010 was approximately $14.3 million, compared to gross profit of approximately $20.8 million for the quarter ended December 31, 2009. The decreased gross profit is primarily attributable to the lower net sales recorded during the quarter, compared to the prior year. Gross margin for the quarter ended December 31, 2010 was 71%, compared to 73% in the comparable quarter ended December 31, 2009. Gross margin was affected by the relative mix of products sold, an increased level of sales adjustments per unit sold and a higher cost per unit sold.
Selling, General & Administrative (SG&A)
     SG&A expense for the quarter ended December 31, 2010 was approximately $32.3 million, compared to approximately $14.1 million in the quarter ended December 31, 2009. The increased SG&A expense is attributable to reserving an additional $17.2 million associated with settlements of the personal injury and economic injury product liability lawsuits (see Note 7 — “Legal Proceedings” for more information). In addition, marketing expense increased approximately $680,000, primarily due to increased levels of television advertising, in the quarter ended December 31, 2010, compared to the prior year. Labor expense decreased approximately $430,000 due to employee retention plans in fiscal 2010 that were granted after the June 2009 recall of nasal Cold Remedy products and recorded in the prior fiscal year.
     Legal defense costs associated with litigation and regulatory activities was affected by the recording of $942,000 of insurance reimbursement, which resulted in net expense of $1.3 million for the quarter ended December 31, 2010, versus legal expense of $1.8 million in the quarter ended December 31, 2009.
Research and Development
     Research and development expense was approximately $338,000 in the quarter ended December 31, 2010, versus $543,000 in the quarter ended December 31, 2009. The timing and amount of research and development spending will vary depending on new product development activities, which may include clinical research, and is not generally associated with our seasonal sales patterns.
Interest & Other Income
     Interest and other income was approximately $5,000 in the quarter ended December 31, 2010 versus approximately $33,000 in the quarter ended December 31, 2009. The decline in interest income reflects lower interest rates. There was no interest expense in the quarters ended December 31, 2010 or 2009.
Income (Loss) Before Income Taxes
     Loss before income tax for the three months ended December 31, 2010 was approximately $18.3 million, compared to income before taxes of approximately $6.2 million for the quarter ended December 31, 2009. The loss before taxes for the quarter ended December 31, 2010, versus income in the prior year, is due to the lower level of gross profit earned in the quarter and the higher level of selling, general and administrative expense (discussed above). We expect that income (loss) in future periods will be significantly impacted by the sales levels of our products, product introductions, and changes in our advertising, research and development, and legal expenses.

Income Taxes (Benefit)
     We recorded an income tax benefit at our combined estimated annual effective tax rate of approximately 38.5%. Due to the loss from operations in the quarter ended December 31, 2010, we recognized an income tax benefit of approximately $7.0 million, compared to income tax expense of $2.4 million in the quarter ended December 31, 2009.
Net Income (loss)
     Net loss was approximately $11.3 million in the quarter ended December 31, 2010, compared to net income of approximately $3.8 million in the quarter ended December 31, 2009.
Results of Operations for the Nine months ended December 31, 2010 Compared to the Nine months ended December 31, 2009
     Certain information is set forth below for our operations expressed in $000’s and as a percentage of net sales for the periods indicated:

	Nine months ended December 31,
	2010		2009
Net sales	$44,807	100%	$61,006	100%
Cost of sales	12,870	29	17,273	28

Gross profit	31,937	71	43,733	72
Selling, general and administrative	44,411	99	40,706	67
Research & development	1,223	3	1,897	3
Goodwill Impairment	—	—	15,040	25
Asset Impairments	—	—	8,827	14

Income (Loss) From Operations	(13,697)	(31)	(22,737)	(37)
Interest and other income	28	—	119	—

Income (Loss) before income taxes	(13,669)	(31)	(22,618)	(37)
Income taxes (Benefit)	(5,247)	(12)	(8,691)	(14)

Net Income (Loss)	$(8,422)	(19)%	$(13,927)	(23)%

Net Sales
     Net sales for the nine months ended December 31, 2010 were $44.8 million, versus net sales of $61.0 million for the nine months ended December 31, 2009. The decrease in net sales for the nine months ended December 31, 2010 versus 2009, reflects the June 2009 withdrawal of nasal Cold Remedy products, which accounted for $2.0 million of net sales in the nine months ended December 31, 2009. The decline in symptom relief product sales accounted for $2.7 million of the decreased sales. In addition, the lower level of sales reflects the high pre-season inventory purchases by retailers due to publicity of the H1N1 flu outbreak that occurred in the prior year.
     Our average selling price per unit increased 2% in the nine months ended December 31, 2010, compared to the nine months ended December 31, 2009. The increase in average sales price was primarily due to a decrease in the level of sales allowance, including in-store promotional activity, relative to the level of unit sales that occurred.
Cost of Sales
     For the nine months ended December 31, 2010, our cost of sales decreased to $12.9 million, compared to $17.3 million for the nine months ended December 31, 2009. The decrease was due to the lower number of units sold.

Gross Profit
     Gross profit for the nine months ended December 31, 2010 was approximately $31.9 million, compared to gross profit of approximately $43.7 million for the nine months ended December 31, 2009. The decreased gross profit is primarily attributable to the lower net sales recorded during the nine months ended December 31, 2010, compared to the prior year. Gross margin for the nine months ended December 31, 2010 was 71%, compared to 72% in the comparable nine months ended December 31, 2009. Gross margin was affected by the relative mix of products sold, an increased level of sales adjustments per unit sold and a higher cost per unit sold.
Selling, General & Administrative (SG&A)
     SG&A expense for the nine months ended December 31, 2010 was approximately $44.4 million, compared to approximately $40.7 million in the nine months ended December 31, 2009. The increased SG&A expense is primarily attributable to reserving an additional $17.2 million associated with settlements of the personal injury and economic injury product liability lawsuits. Legal defense expense associated with litigation and regulatory activities was affected by the recording of $5.0 million of insurance reimbursement, which resulted in net expense of $2.0 million for the nine months ended December 31, 2010, versus legal expense of $4.7 million in the nine months ended December 31, 2009 (see Note 7 — “Legal Proceedings” for more information).
     Labor expense declined approximately $1.3 million in the nine months ended December 31, 2010, compared to the nine months ended December 31, 2009, which included $1.4 million of expense associated with the Company’s fiscal 2010 retention plan.
     In the nine months ended December 31, 2009, $9.0 million was recorded to account for estimated costs and charges related to the recall of nasal Cold Remedy products. In addition, a $1.6 million charge was recorded in the nine months ended December 31, 2009 to account for costs and charges related to the discontinued marketing Zicam products in Canada.
Research and Development
     Research and development expense was approximately $1.2 million in the nine months ended December 31, 2010, versus $1.9 million in the nine months ended December 31, 2009. The timing and amount of research and development spending will vary depending on new product development activities, which may include clinical research, and is not generally associated with our seasonal sales patterns.
Goodwill and Asset Impairments
     In connection with the Company’s receipt of the FDA warning letter and the resulting recall of our Cold Remedy Nasal Gel and Cold Remedy Swabs, the Company performed an impairment assessment as of June 30, 2009, in which it evaluated, among other things, the impact of the foregoing events on the market’s perception of the value of the Company’s stock, the expected increase in legal activity, and the expected decline of total product sales. The assessment resulted in the Company recording a charge of $23.9 million to reduce the carrying amounts of goodwill and other tangible and intangible assets to fair value. This charge includes a non-cash impairment charge of $15.0 million related to the goodwill associated with the acquisition of the zincum gluconium nasal gel products; a non-cash impairment charge of $3.9 million to write-down the inventory value of nasal Cold Remedy products and other nasal application inventory; an impairment charge of $4.3 million ($3.4 million of which is non-cash) for a new swab manufacturing line that was built to produce our nasal swab product; and $616,000 for the unamortized amount of our Cold Remedy nasal gel patent. Those charges are reflected in the Consolidated Statements of Operations for the nine months ended December 31, 2009. No impairment charges were recorded in the nine months ended December 31, 2010.
Interest & Other Income
     Interest and other income was approximately $28,000 in the nine months ended December 31, 2010 versus approximately $119,000 in the nine months ended December 31, 2009. The decline in interest income reflects lower interest rates. There was no interest expense in the nine months ended December 31, 2010 or 2009.

Income (Loss) Before Income Taxes
     Loss before income tax for the nine months ended December 31, 2010 was approximately $13.7 million, compared to a loss of approximately $22.6 million for the nine months ended December 31, 2009.
     The decreased loss in the nine months ended December 31, 2010, versus the prior year, is due to the lower level of gross profit and increased reserves for product liability settlements recorded in selling, general and administrative expense (discussed above), being completely offset by the recall charges and goodwill and asset impairments recorded in the nine months ended December 31, 2009 (discussed above). We expect that income (loss) in future periods will be significantly impacted by the sales levels of our products, product introductions, and changes in our advertising, research and development, and legal expenses.
Income Taxes (Benefit)
     We record income tax expense and benefits at our combined estimated annual effective tax rate of approximately 38.5%. Due to the loss from operations incurred in the nine months ended December 31, 2010, we recognized an income tax benefit of approximately $5.2 million, compared to a benefit of $8.7 million in the nine months ended December 31, 2009.
Net Loss
     Net loss was approximately $8.4 million in the nine months ended December 31, 2010, compared to a net loss of approximately $13.9 million in the nine months ended December 31, 2009.
Liquidity and Capital Resources
     As of December 31, 2010, our available cash, cash equivalents, and certificates of deposit balance was $23.5 million, compared to $30.2 million at March 31, 2010. The Company generally invests the majority of excess cash directly in a fund of U.S. Treasury Securities, U.S. government securities and repurchase agreements, and bank certificates of deposit insured by the U.S. government.
     Our working capital was $26.2 million as of December 31, 2010, compared to $44.4 million at March 31, 2010. Working capital was affected by the payment of $11.5 million to fund a settlement escrow account in connection with the Settlement Agreement (see Note 7 — “Legal Proceedings,” under subheading “Personal Injury Claims — Settlement Agreement”). The $11.5 million is recorded as restricted cash on the December 31, 2010 balance sheet. During the nine months ended December 31, 2010, trade receivables increased to $9.4 million from $5.4 million at March 31, 2010. The increase in accounts receivable reflects the timing of orders and an increase in sales during the cold season. The Company’s principal source of liquidity is cash generated from sales of our products to retailers and distributors. The majority of sales are given 30 day credit terms; however, payment terms are occasionally extended, as retailers begin to increase inventory of our products prior to the onset of the cough and cold season. The Company records an estimated allowance for potentially uncollectible accounts, which is reviewed on a monthly basis. We believe our allowance as of December 31, 2010 is adequate. As a result of the Company’s fiscal 2010 operating loss, the Company recorded income tax receivables and deferred tax assets associated with tax loss carrybacks and tax credit carryforwards. We received tax refunds of approximately $5.3 million during fiscal 2011. Due to the year-to-date operating loss, the company has recorded additional deferred tax assets. Differences between anticipated and actual outcomes of these tax assets could have a material impact on the Company’s cash position in future periods.
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
     The Company is involved in various product liability claims and other legal proceedings. The Company’s legal expense for these lawsuits continues to have a material impact on the results of operations and requires a significant use of cash as the Company defends itself against or settles the various claims. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have defenses in these matters and although we have reached settlement agreements for a bulk of the claims, we could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our cash position in any particular period. To avoid ongoing administrative costs, the Company and its insurer reached an agreement in July 2010 that the insurer would pay to the Company, the full amount of the $5.0 million policy, which the Company received in August 2010. Based on this agreement, the Company recorded $5.0 million, in the nine months ended December 31, 2010, as reimbursement of legal expenses incurred to date for defending claims made against that policy. We do not expect to receive additional insurance reimbursements for legal expense.
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
     The Board of Directors of the Company approved a stock repurchase program, effective January 26, 2009, which permits the Company to purchase up to 1 million shares of the Company’s common stock. Concurrent with its approval of this repurchase program, the Board of Directors terminated the repurchase program previously authorized in April 2004. The Company does not anticipate repurchasing shares of its common stock on the open market for the foreseeable future. However, during the nine months ended December 31, 2010, the Company repurchased 31,204 shares of common stock, with an aggregate value of $153,820, from employees in satisfaction of their applicable tax withholding obligations on the vesting of restricted stock awards. Shares so surrendered are repurchased pursuant to the applicable award agreements and not pursuant to publicly-announced share repurchase programs.
Off-Balance Sheet Arrangements
     As of December 31, 2010, we did not have any off-balance sheet arrangements.
Contractual Obligations
     We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations
	(In thousands of dollars)
	Payments due by Period as of December 31, 2010
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	1,130	443	687	0	0
Purchase Obligations	234	234	0	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$1,364	$677	$687	$0	$0

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Forward Looking Statements
     This Report on Form 10-Q, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to statements regarding:
•	our belief that any additional recall charges will be immaterial;
•	our belief that settlement for the bulk of the personal injury product liability claims will be finalized;
•	our belief that reserves for customer programs are adequate and proper;
•	our expectation regarding continued expansion of the Zicam line of products;
•	our expectation of achieving fiscal 2011 revenue in the $69.3 million to $70.7 million range;
•	our expectation of a net loss in fiscal 2011;
•	our belief that our allowance for uncollectible accounts is adequate;
•	our expectation that ongoing legal expense will decline;
•	our intention to continue vigorously defending the Zicam Cold Remedy product liability claims and the securities litigation claims, our belief that we have substantial defenses in these matters, our expectation that additional product liability lawsuits may be filed against us, and our belief that any liability resulting from these or other lawsuits, including any adverse publicity, could materially impact our financial results;
•	our expectations regarding litigation reserves;
•	our belief regarding the impact of our agreement in principal with certain district attorneys with respect to enforcement of certain consumer protection statutes;
•	our expectation of utilizing deferred tax assets;

•	our expectation that sales in future periods will be affected by the recall of our nasal Cold Remedy products;
•	our expectation of increased sales in the fourth quarter ending March 31, 2011 versus the quarter ended March 31, 2010;
•	our expectations regarding the effect of accounting standard updates;
•	our expectations regarding store brand competition;
•	our intention to review our product return reserve provision regularly and adjust the reserve amounts if actual product returns differ materially from our reserve estimates;
•	our expectation of making income tax payments at our statutory rates in future years;
•	our expectation that operating expenses in fiscal 2011 will decline as a percentage of sales compared to fiscal 2010 (exclusive of settlement and recall-related charges);
•	our expectation that the average unit cost of goods sold and gross margin will continue to be affected by the relative mix of products sold;
•	our expectation that our net income and operating expenses in future periods will vary largely with the seasonality of our sales, the severity of the cold season, the revenues and expenses associated with new products, and the timing and amount of advertising, research and development, and legal expenses;
•	our belief that we will not repurchase shares of common stock in the open market;
•	our expectations regarding the amount of advertising expense and that advertising expense will be highest in our third and fourth fiscal quarters;
•	our intention of focusing promotional and marketing support on Zicam oral Cold Remedy products;
•	our belief that focusing on consumer consumption of our oral Cold Remedy products will allow us to grow the Zicam brand;
•	our belief that our existing capital resources are sufficient to fund our operations and capital requirements for the next 12 months;
•	our expectations regarding our manufacturers’ ability to timely produce inventory adequate for sales of products through the 2010/2011 cough and cold season; and
•	our belief that moderate interest rate increases and current uncertainties regarding the availability of credit will not have a material adverse impact on our results of operations or financial position in the foreseeable future and that we are not subject in any material way to other forms of market risk.
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
     As of December 31, 2010 and March 31, 2010, we did not participate in any financial-market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

Item 4.	Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
     See Note 7 — “Legal Proceedings” for a discussion of the principal legal proceedings to which the Company is a party.

Item 1A.	Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the period ended March 31, 2010, each of which could materially affect the business, financial condition or future results of the Company. The risks described in such Form 10-K, and this Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial in the future, also may materially adversely affect the business, financial condition and/or operating results of the Company. There have been no material changes in our risk factors from those disclosed in our Form 10-K for the period ended March 31, 2010, except for the following.
If the Proposed Merger Does Not Occur, We Will Have Incurred Significant Expense and May Need to Pay a Termination Fee.
     On December 14, 2010, we entered into a Merger Agreement with affiliates of H.I.G. (see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Report for additional information relative to the Offer and the Merger). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Purchaser commenced the Offer to purchase all of the Company’s outstanding shares of common stock, including the associated preferred stock purchase rights, at a price of $8.00 per share, without interest (less any applicable withholding taxes). As previously announced on Schedule 14D-9 Amendment No. 7, filed with the Securities and Exchange Commission on February 2, 2011, Purchaser increased the price to $8.75 per share in cash, without interest and less any applicable withholding taxes, and extended the expiration of the Offer to purchase for cash all of the outstanding shares of the Company until February 14, 2011.
     The obligation of H.I.G. to consummate the Offer and the Merger is subject to customary conditions, including the requirement that a requisite number of outstanding shares of our common stock be validly tendered and not withdrawn in the Offer. We cannot assure you that these conditions will be met or waived or that the Offer and the Merger will close in the expected time frame or at all. Accordingly, investors should not place undue reliance on the occurrence of the proposed Merger.
     If the Merger does not occur, we will nonetheless remain liable for the significant expenses that we have incurred related to the transaction, including the fees of our legal and financial advisors. In addition, if the Merger Agreement is terminated, under certain specified circumstances, we will be required to pay Purchaser a termination fee of $2.6 million. Also, under certain specified circumstances, we will be required to reimburse Purchaser for its actual expenses incurred in connection with the proposed transaction, subject to a $1.0 million cap. Should the Merger Agreement be terminated in circumstances under which the termination fee and/or such expense reimbursement are payable, our financial results could be negatively impacted.
The Market Price of our Common Stock Has Been, and May Continue to Be, Materially Affected by the Offer and the Proposed Merger.
     The current market price of our common stock may reflect, among other things, the anticipated outcome of the Offer and the Merger. The current market price is higher than the price before the Offer was announced on December 14, 2010. If the Offer and Merger are not completed, the share price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that the proposed transaction will be completed. There can be no assurance in this regard or as to any other forward-looking statements or matters relating to our stock price, which are subject to numerous uncertainties and matters beyond the control of the Company.
Uncertainties Associated with the Offer and Proposed Merger May Cause a Loss of Employees and May Otherwise Materially Adversely Affect our Business Operations.
     The announcement and pendency of the Offer and Merger, whether or not consummated, could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our customers, vendors, and employees, which could materially and adversely affect our business and results of operations. In particular, we could lose important personnel who decide to pursue other opportunities in light of the Offer and Merger and we could fail to attract and retain highly skilled and qualified employees in light of the uncertainty surrounding the Offer and Merger, both of which could materially adversely affect our ability to compete. In addition, we could potentially lose customers or suppliers, or customer orders could be delayed or decreased. In addition, we have diverted, and will continue to divert, significant management and employee attention and resources in an effort to complete the Offer and Merger, which could materially and adversely affect our business and results of operations. A delay in the consummation of the Offer and Merger may exacerbate the occurrence of these events.
The Merger Agreement Contains Restrictive Covenants that May Limit our Ability to Respond to Changes in Market Conditions or Pursue Business Opportunities.
     The Merger Agreement contains restrictive covenants that limit our ability to take certain significant actions during the period prior to the consummation of the Merger absent the consent of Purchaser. Although the Merger Agreement provides that Purchaser will not unreasonably withhold its consent, there can be no assurances that it will grant such consent when and if requested. These restrictions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities, or fund capital expenditures, any of which could have a material and adverse effect on the prospects of our business, which could be detrimental to our stockholders in the event the Offer and Merger are not completed.
In connection with the Offer and Proposed Merger, a Lawsuit Has Been Filed Against Us and Our Board of Directors.
     Following the December 14, 2010 announcement of our entry into the Merger Agreement, a purported stockholder of the Company filed a complaint on behalf of himself and as a putative class action on behalf of the Company’s public stockholders against all of the Company’s current directors, the Company, Parent and Purchaser alleging, among other things, that Company’s current directors breached their fiduciary duties in connection with the Offer and the Merger by failing to engage in an honest and fair sale process and by providing materially inadequate disclosure and material disclosure omissions regarding the Offer and the Merger and that the Company, Parent and Purchaser have aided and abetted the breach of fiduciary duties. Among other relief, the complaint seeks an order enjoining the transactions contemplated by the Merger Agreement, rescissory damages, an accounting of all damages caused by the defendants and all profits and special benefits obtained, and attorneys’ and experts’ fees. This case could result in substantial costs, in an injunction prohibiting the Offer and the Merger and in a diversion of management and employee attention and resources, all of which could materially and adversely affect our business and results of operations.
Item 6. Exhibits

Exhibit No.	Title
3.01	Articles of Incorporation and Amendments thereto of the Registrant (1)

3.02	Bylaws of the Registrant (2)

4.01	Rights Agreement dated as of July 22, 2002 by and between the Registrant and Corporate Stock Transfer, Inc. (3)

4.02	Amendment to the Rights Agreement dated as of December 14, 2010 by and between the Registrant and Corporate Stock Transfer, Inc. (4)

4.03	Amendment No. 2 to Rights Agreement dated January 11, 2011 by and between the Registrant and Registrar and Transfer Company (5)

Exhibit No.	Title
10.01*	Settlement Agreement dated December 14, 2010 among the Registrant and counsel for various product liability plaintiffs and claimants

10.02	Agreement and Plan of Merger, dated as of December 14, 2010, among the Registrant, Wonder Holdings Acquisition Corp. and Wonder Holdings, Inc.(6)

31.1*	Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350

*	Filed with this Report on Form 10-Q.

**	Indicates management compensatory contract, plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 8-A, filed June 18, 2002, file number 000-27646.

(2)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed July 25, 2006, file number 001-31404.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, filed July 23, 2002, file number 001-31404.

(4)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K, filed December 14, 2010, file number 001-31404.

(5)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K, filed January 18, 2011, file number 001-31404.

(6)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed December 14, 2010, file number 001-31404.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrixx Initiatives, Inc.
/s/ William J. Hemelt
William Hemelt
Chief Executive Officer and Principal Financial Officer February 7, 2011